Form 10-Q
period 1996-06-30
SIERRA PACIFIC RESOURCES
filed 1996-08-14
CIK 741508

===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

                         Commission File Number 0-508


                           SIERRA PACIFIC RESOURCES
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         NEVADA                                       88-0198358
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

P.O. Box 30150 (6100 Neil Road)
       Reno, Nevada                                     89520-3150
(Address of principal executive office)                  (Zip Code)


                                (702) 689-3600
             (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No
                                              ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                                 Outstanding at August 9, 1996
Common Stock, $1.00 par value                         30,733,816 Shares

                           SIERRA PACIFIC RESOURCES
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996


                                   CONTENTS

                                                                     Page No.
                                                                     --------
PART I - Financial Information
- ------------------------------

ITEM 1.     Financial Statements

     Report of Independent Accountants..........................          2

     Consolidated Balance Sheets - June 30, 1996 and
         December 31, 1995......................................          3

     Consolidated Statements of Income - Three and Six Months
         Ended June 30, 1996 and 1995...........................          4

     Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1996 and 1995...........................          5

     Notes to Consolidated Financial Statements.................          6

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations.........................................          9


PART II - Other Information
- ----------------------------

ITEM 1.   Legal Proceedings.....................................         16

ITEM 4.   Submission of Matters to a Vote of Security Holders...         16

ITEM 5.   Other Information.....................................         16

ITEM 6.   Exhibits and Reports on Form 8-K......................         16

Signature Page..................................................         17

[LETTERHEAD OF COOPERS & LYBRAND]



To the Board of Directors and Shareholders of Sierra Pacific Resources:

We have reviewed the condensed consolidated balance sheet of Sierra Pacific Resources and subsidiaries as of June 30, 1996 and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1996 and 1995 and statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1995, and the related statements of income, cash flows and retained earnings for the year then ended (not presented herein); and in our report dated February 16, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Coopers & Lybrand L.L.P.

San Francisco, California
July 26, 1996

   Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

                           SIERRA PACIFIC RESOURCES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                             JUNE 30,        DECEMBER 31,
                                                               1996              1995
                                                        ------------------   -------------
                                                            (UNAUDITED)

                                    ASSETS
                                    ------

Utility Plant, Original Cost:
  Plant in service                                              $1,844,568     $1,816,444
    Less accumulated provision for depreciation                    581,423        556,710
                                                                ----------     ----------
                                                                 1,263,145      1,259,734
 Construction work in progress                                     206,158        153,067
                                                                ----------     ----------
                                                                 1,469,303      1,412,801
                                                                ----------     ----------
Investment in subsidiaries and
  other property, net                                               44,451         45,290
                                                                ----------     ----------

Current Assets:
 Cash and cash equivalents                                           3,344          4,243
 Accounts receivable less provision for
   uncollectible accounts: $1,629 at June 30,
   1996 and $1,543 at December 31, 1995                             74,435         92,177
 Materials, supplies and fuel, at average cost                      30,721         30,455
 Other                                                               5,257          2,538
                                                                ----------     ----------
                                                                   113,757        129,413
                                                                ----------     ----------
Deferred Charges:
 Regulatory tax asset                                               68,989         69,610
 Other regulatory assets                                            70,095         82,841
 Other                                                               9,988         16,672
                                                                ----------     ----------
                                                                   149,072        169,123
                                                                ----------     ----------
                                                                $1,776,583     $1,756,627
                                                                ==========     ==========

                        CAPITALIZATION AND LIABILITIES
                        ------------------------------

Capitalization:
 Common shareholder's equity                                    $  569,430     $  544,550
 Preferred stock                                                    73,115         73,115
 Preferred stock subject to mandatory redemption                         -         13,600
 Long-term debt                                                    603,049        573,933
                                                                ----------     ----------
                                                                 1,245,594      1,205,198
                                                                ----------     ----------
Current Liabilities:
 Short-term borrowings                                              95,000         56,112
 Current maturities of long-term debt
   and preferred stock                                              10,418         17,358
 Accounts payable                                                   45,267         91,885
 Accrued interest                                                    5,110          6,109
 Dividends declared                                                 10,331         10,195
 Accrued salaries and benefits                                       9,884          9,265
 Other current liabilities                                          15,964         12,440
                                                                ----------     ----------
                                                                   191,974        203,364
                                                                ----------     ----------
Deferred Credits:
 Accumulated deferred federal income taxes                         153,241        159,300
 Accumulated deferred investment tax credit                         42,812         43,797
 Regulatory tax liability                                           44,148         45,084
 Customer advances for construction                                 39,216         40,168
 Other                                                              59,598         59,716
                                                                ----------     ----------
                                                                   339,015        348,065
                                                                ----------     ----------

                                                                $1,776,583     $1,756,627
                                                                ==========     ===========

    The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                       ---------------------------   -------------------------
                                           1996           1995           1996           1995
                                       ------------   ------------   ------------   ----------
                                               (UNAUDITED)                   (UNAUDITED)
Operating Revenues:
 Electric                              $   124,601    $   114,668    $   252,358    $   239,974
 Gas                                        11,267         13,557         36,334         38,354
 Water                                      11,508         10,557         20,838         19,734
 Other                                       2,797          3,451          4,469          4,316
                                       -----------    -----------    -----------    -----------
                                           150,173        142,233        313,999        302,378
                                       -----------    -----------    -----------    -----------

Operating Expenses:
 Operation:
   Purchased power                          29,853         29,835         61,022         60,596
   Fuel for power generation                24,539         21,175         48,402         40,460
   Gas purchased for resale                  5,659          5,942         19,341         21,491
   Deferral of energy costs - net           (2,306)           604         (1,690)         8,674
   Other                                    35,986         32,292         66,660         60,972
 Maintenance                                 4,610          4,224          9,087          7,928
 Depreciation and amortization              14,288         13,713         28,350         27,315
 Taxes:
   Income taxes                              8,813          7,728         20,729         16,434
   Other than income                         4,562          4,400          9,172          8,937
                                       -----------    -----------    -----------    -----------
                                           126,004        119,913        261,073        252,807
                                       -----------    -----------    -----------    -----------
      Operating Income                      24,169         22,320         52,926         49,571
                                       -----------    -----------    -----------    -----------
Other Income:
 Allowance for other funds
   used during construction                  1,357            261          2,020            449
 Other income - net                            701            178          1,160            155
                                       -----------    -----------    -----------    -----------
                                             2,058            439          3,180            604
                                       -----------    -----------    -----------    -----------
      Total Income                          26,227         22,759         56,106         50,175
                                       -----------    -----------    -----------    -----------
Interest Charges
 Long-term debt                              9,807          9,643         19,126         19,278
 Other                                       1,262            859          2,398          1,884
 Allowance for borrowed funds
   used during construction and
   capitalized interest                     (1,152)          (517)        (1,299)          (934)
                                       -----------    -----------    -----------    -----------
                                             9,917          9,985         20,225         20,228
                                       -----------    -----------    -----------    -----------
Income Before Preferred Dividends           16,310         12,774         35,881         29,947
Preferred Dividend Requirements              1,505          1,878          3,290          3,803
                                       -----------    -----------    -----------    -----------
Income Applicable to Common Stock      $    14,805    $    10,896    $    32,591    $    26,144
                                       ===========    ===========    ===========    ===========

Weighted Average Shares                 30,379,293     29,666,054     30,246,038     29,562,838
Net Income per Share                          0.49           0.37           1.08           0.88
Dividends Paid Per Share of
 Common Stock                                0.295           0.28           0.59           0.56

   The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                         -----------------------
                                                           1996           1995
                                                         --------    -----------
                                                               (UNAUDITED)
Cash Flows from Operating Activities:
- ------------------------------------
  Income before preferred dividends                      $ 35,881    $ 29,947
  Non-cash items included in income:
   Depreciation and amortization                           28,350      27,315
   Deferred taxes and deferred investment tax credit       (7,419)     (2,852)
   AFUDC and capitalized interest                          (3,319)     (1,383)
  Deferred energy costs                                    (1,690)      8,674
  Write-off of merger costs                                 5,375       2,000
  Other non-cash                                            7,104         917
  Changes in certain assets and liabilities:
    Accounts receivable                                    17,742      16,244
    Other current assets                                   (2,392)      1,816
    Accounts payable                                      (46,618)    (16,702)
    Other current liabilities                               2,326      (4,391)
    Other - net                                             5,244      (1,016)
                                                         --------    --------
Net Cash Flow from Operating Activities                    40,584      60,569
                                                         --------    --------

Cash Flows Used in Investing Activities:
- ---------------------------------------
   Additions to utility plant                             (89,470)    (54,557)
   Non-cash charges to utility plant                        3,472       1,580
   Net customer refunds and
     Contributions in aid of construction                   4,659       2,536
                                                         --------    --------
    Net cash used for utility plant                       (81,339)    (50,441)
   Proceeds from sale of real estate                            -       1,099
   Investment in subsidiaries and other
     non-utility property, net                              1,396         (62)
                                                         --------    --------
Net Cash Used in Investing Activities                     (79,943)    (49,404)
                                                         --------    --------

Cash Flows From Financing Activities:
- ------------------------------------
   Increase in short-term borrowings                       39,862      16,247
   Proceeds from issuance of long-term debt                30,020           -
   Retirement of long-term debt                           (10,332)       (860)
   Reduction of preferred stock                           (20,400)     (6,800)
   Increase in funds held in trust, net                     9,175       9,235
   Increase in notes receivable                                 -     (13,183)
   Sale of common stock                                    10,056       7,663
   Expenses of external financing                               -         (59)
   Dividends paid                                         (19,921)    (20,368)
                                                         --------    --------
Net Cash as a Result of Financing Activities               38,460      (8,125)
                                                         --------    --------
Net (Decrease)Increase in Cash and Cash Equivalents          (899)      3,040
Beginning Balance in Cash and Cash Equivalents              4,243      15,843
                                                         --------    --------
Ending Balance in Cash and Cash Equivalents              $  3,344    $ 18,883
                                                         ========    ========

Supplemental Disclosures of Cash Flow Information:
- -------------------------------------------------
  Cash Paid During Period For:
    Interest                                             $ 21,418    $20,912
    Income Taxes                                         $ 21,847    $22,946

  The accompanying notes are an integral part of the financial statements

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOTE 1.    MANAGEMENT'S STATEMENT
                       ---------------------------------

    In the opinion of Company management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods shown. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a review of the unaudited consolidated financial statements, and their report thereon has been included on Page 2 of this report.

    The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


                   NOTE 2.   IMPAIRMENT OF LONG-LIVED ASSETS
                   -----------------------------------------

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 31, 1995. The Company adopted the standard January 1, 1996 and has determined that under current cost based regulation there exists no material impact on its financial statements as a result of the adoption of the standard.

                           NOTE 3.   PREFERRED STOCK
                           -------------------------

    On June 3, 1996, Sierra Pacific Power Company (SPPC), the Company's principal subsidiary, redeemed the remaining 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million.

    On July 29, 1996, SPPC through its consolidated wholly owned subsidiary, Sierra Pacific Power Capital I (Trust), completed a public offering of 1.94 million shares of 8.6% cumulative trust originated preferred securities (TOPrS), with an aggregate liquidation value of $48.5 million. Concurrent with the issuance of the TOPrS, the Trust issued to SPPC 60,000 shares of common securities with an aggregate liquidation value of $1.5 million. The only assets of the Trust are the junior subordinated debentures issued by SPPC with a prinicipal amount of $50 million, an interest rate of 8.6% and a maturity date of 2036. The SPPC guarantee of the TOPrS, considered together with the other obligations of SPPC with respect to the Trust, constitutes a full and unconditional guarantee by SPPC of the Trust's obligations under the TOPrS issued by the Trust. Net proceeds from the TOPrS offering and the issuance of the common securities were used by the Trust to purchase the junior subordinated debentures. Proceeds to SPPC from the sale of the junior subordinated debentures are being used to retire short-term indebtedness incurred to redeem $20.4 million in principal amount of Series G, 8.24% Preferred Stock and to reduce other short-term debt of SPPC.

                           NOTE 4.   DEFERRED ENERGY
                           -------------------------

    In March 1995, the balances of SPPC's (Nevada jurisdiction) deferred energy receivables accounts were collected and, according to the provisions of the stipulation approved by the Public Service Commission of Nevada in September 1994, SPPC suspended its deferred energy accounting, increased base rates by $6.5 million, and decreased deferred fuel rates by $18.8 million.

    Fluctuations in purchased gas, fuel and purchased power costs from the base fuel rates will now flow through to earnings until January 1, 1997. SPPC and regulators will re-evaluate the use of deferred energy accounting practices prior to January 1, 1997.

    In June 1996, SPPC implemented the California Stipulation Agreement which set the Energy Cost Adjustment Clause (ECAC), California Alternate Rates for Energy (CARE), and Electric Revenue Adjustment Mechanism (ERAM) account balances to zero resulting in a reduction of deferred fuel costs of $2.3 million. The Stipulation also reduced rates by $2.3 million on an annual basis.


                            NOTE 5.   LONG-TERM DEBT
                            ------------------------

    The Company redeemed $10 million of senior notes on April 1, 1996.

    On February 27, 1996, SPPC registered for issuance of up to $80 million of collateralized debt securities which may be offered from time to time. During March, 1996, SPPC issued $20 million of medium-term notes under the program. In April, 1996, an additional $10 million in medium-term notes were issued. These are ten year non-callable notes, due in 2006, with interest rates of 6.81% to 6.83%, payable in semi-annual payments. The proceeds were used to reduce short-term debt and to fund construction projects.

    On June 19, 1996, SPPC converted the interest rate on the $80 million Water Facilities Bonds, maturing in 2020, to a daily rate from a flexible (Commercial Paper) rate which reduces line of credit, trustee fees, and administrative costs.

    In July 1996, SPPC issued an additional $30 million principal amount of its $80 million Medium-Term Notes, Series C. These are three year non-callable notes, due in 1999, with interest rates of 6.83% to 6.86. The net proceeds to SPPC from the sale of the notes was used to reduce short-term debt and to fund construction projects. To date, including this offering, an aggregate of $60 million of Medium-Term Notes, Series C, has been issued.

                        NOTE 6.   COMMON STOCK OFFERINGS
                        --------------------------------

    On March 14, 1995, the Company filed a registration statement with the Securities and Exchange Commission to offer shares of common stock pursuant to a continuous offering program. The net proceeds of the stock offering are used primarily to make additional equity investments in SPPC, which proposes to use the funds for its construction program. Approximately 227,400 of the shares remain to be issued, as of August 1, 1996.

    On August 1, 1996, the Company filed a registration statement with the Securities and Exchange Commission to offer for sale up to one million shares of common stock. These shares will be sold to participants in the Company's Common Stock Investment Plan. The net proceeds will be used to make additional investments in the common equities of the Company and for other general corporate purposes. The subsidiaries propose to use the funds received to fund construction, to reduce certain indebtedness and for other general corporate purposes. The Company is unable to estimate the number of shares of its common stock will be sold pursuant to the Plan or the prices at which such shares will be sold.

                         NOTE 7.    MERGER TERMINATION
                         -----------------------------

    On June 28, 1996, Sierra Pacific Resources and Sierra Pacific Power Company received notice from The Washington Water Power Company of its election to terminate the Agreement and Plan of Reorganization, as amended, among Sierra Pacific Resources, Sierra Pacific Power Company and The Washington Water Power Company. Sierra Pacific Resources filed a Report on Form 8-K on July 3, 1996, with the Securities Exchange Commission which contains additional information regarding the termination of the Merger Agreement.

    As of June 30, 1996, SPPC had incurred $42 million in merger costs composed of $13 million in transaction and transition costs and $29 million of early retirement and severance program costs.

    In accordance with the provisions of the merger stipulation with the Public Service Commission of Nevada (PSCN), SPPC had been amortizing all costs over a five year period which began January 1, 1995. Through June 30, 1996, $17 million of total merger costs had been expensed. However, due to the termination of the merger in June 1996, SPPC reversed all previously expensed amounts and applied different accounting treatment to the component costs. All transition and transaction costs which SPPC does not expect to recover in future rates were expensed. SPPC began to amortize early retirement and severance costs over a ten year period beginning January 1, 1995 consistent with previous state orders on these types of programs. Accordingly, $4 million was expensed in June 1996, which represented eighteen months of amortization. SPPC expects to recover the costs related to early retirement and severance in future rates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------

    Nevada, the Company's primary jurisdiction, uses a marginal cost method for setting rates by customer class. As a result of this methodology, changes in sales mix (i.e., consumption by customer class) can result in increases or decreases in revenues, irrespective of changes in total consumption.

                         Three Months Ended        Six Months Ended
                              June 30,                 June 30,
                        ---------------------   -----------------------
                          1996        1995         1996         1995
                        ---------   ---------   ----------   ----------
                                    (Dollars in Thousands)

Operating Revenues      $147,376    $138,782    $ 309,530    $ 298,062
Energy Costs             (57,745)    (57,556)    (127,075)    (131,221)
                        --------    --------

Revenue Margin          $ 89,631    $ 81,226    $ 182,455    $ 166,841
                        ========    ========    ==========   =========

    Total operating revenues for the three-months ended June 30, 1996 increased by 6.2% over the comparable period of 1995 due to increased energy sales resulting from overall customer growth and increased use per customer due to warmer weather than last year. A record peak load of 1,162 MW was achieved in June. Total operating revenues for the six-month period ended June 30, 1996 increased by 3.8% over the comparable period of 1995, due to customer growth and warmer weather, which was partially offset by a decrease in electric rates in Nevada in May, 1995.

    Energy costs are comprised of purchased power, fuel for power generation, gas purchased for resale, and deferred energy. Average energy costs for the quarter and the year to date are set forth below.

                              Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                              -------------------     -------------------

                              1996           1995      1996          1995
                              ----           ----      ----          ----

Average cost per KWH of
purchased power                 2.61c          3.18c     2.83c         3.34c

Average cost per KWH of
  generated power                2.22c         2.31c     2.23c         2.12c

Average cost per therm of
  gas purchased for resale      26.41c        25.11c    27.33c        32.09c

    While kilowatt-hours purchased increased by 20.6% and 18.6%, respectively, for the three and six months ended June 30, 1996, over the comparable periods in 1995, the total cost of purchased power increased less than 1.0% for the six months ended, due to the availability of low cost hydro-generated energy from sources in the Pacific Northwest.

    Kilowatt-hours generated increased by 16.7% and 11.7%, respectively, for the three and six months ended June 30, 1996, over the comparable periods in 1995 due to increased customer demand and overall customer growth. The total cost of fuel for power generation increased by 15.9% and 19.6% for the three and six months ended June 30, 1996 over the same period of 1995, reflecting higher fuel prices and increased generation.

    The total cost of gas purchased for resale decreased 4.8% and 10.0% for the three and six months ended June 30, 1996 from the comparable periods in 1995, due to a decrease in therm usage of 18.6% and 1.4% and due to lower prices for natural gas in the first six months.

    Deferred energy costs - net decreased by 482% and 119% for the three and six months ended June 30, 1996 over the comparable period of 1995 due to the suspension of deferred energy accounting in Nevada's electric and natural gas jurisdictions in March, 1995. In June, 1996, the California Energy Cost Adjustment Clause, California Alternate Rates for Energy, and Electric Revenue Adjustment Mechanism rates were set to zero which resulted in a $2.3 million decrease in these costs. For further discussion of deferred energy matters, refer to "Note 4. DEFERRED ENERGY" on page 6.

    Other operations expenses experienced a net increase of 11.4% and 9.3% during the three and six months ended June 30, 1996 over the same period in 1995. The increase was primarily due to SPPC's buy-out of one year of a coal contract, merger related expenses, and a small increase in the reserve for injuries and damages. For further discussion of merger costs, refer to "Note 7. MERGER TERMINATION" on page 7.

    In its 1995 Form 10-K, SPPC stated that it would be investigating alternatives to mitigate an inventory build-up of coal. As of June 30, 1996, the coal inventory balance was approximately 407,361 tons, or roughly 71 days of consumption at 100% capacity. SPPC's policy has been to maintain an average annual coal inventory sufficient to provide 40 days at full load. However, with lower prices of natural gas and availability of inexpensive energy from the Pacific Northwest, the coal inventory has grown. To mitigate further inventory buildup, SPPC paid $2.5 million to buy out one of its coal contracts for approximately 315,000 tons which will satisfy the minimum commitment of 300,000 tons for the period from July 1, 1996 to June 30, 1997.

    Maintenance expense increased by 9.1% and 14.6% during the three and six months ended June 30, 1996 over the same periods in 1995, primarily due to planned maintenance of SPPC's Tracy generating plant, and maintenance on distribution overhead lines.

    Depreciation and amortization expense for the three and six months ended June 30, 1996 increased by 4.2% and 3.8% over the comparable periods of 1995, due to continued increases in utility plant. Refer to the "CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS" section beginning on page 12 for additional discussion of construction programs.

    Income taxes increased for the three and six months ended June 30, 1996 over the comparable period in 1995, due to higher operating income before taxes. The decrease in the effective tax rate for the three-month period ended June 30, 1996 over the comparable period in 1995 was due to the tax effects of the terminated merger. Income taxes reflected in operating income and other income-net are summarized on the following page. Other taxes increased due to higher property taxes.

                                  Three Months Ended    Six Months Ended
                                        June 30,            June 30
                                 --------------------   -------------------
                                   1996        1995      1996        1995
                                 ---------   --------   -------   ---------
                                              (Dollars in Thousands)

Currently payable                 $10,675     $ 8,592    $27,604     $18,681
Deferred taxes - net               (1,701)       (496)    (6,434)     (1,593)
Investment tax credit - net          (492)       (493)      (985)       (985)
                                  -------     -------    -------     -------
 Total income taxes               $ 8,482     $ 7,603    $20,185     $16,103
                                  =======     =======    =======     =======

Income taxes charge to:
Operations                        $ 8,813     $ 7,728    $20,729     $16,434
Other Income - net                   (331)       (125)      (544)       (331)
                                  -------     -------    -------     -------
 Total income tax expense         $ 8,482     $ 7,603    $20,185     $16,103
                                  =======     =======    =======     =======

Income before income taxes        $24,792     $20,377    $56,066     $46,050
                                  =======     =======    =======     =======

Effective tax rate                   34.2%       37.3%      36.0%       35.0%
                                  =======     =======    =======     =======

     Allowance for funds used during construction (AFUDC) and capitalized interest increased by 222.5% and 140.0% during the three and six months ended June 30, 1996 compared to the corresponding period in 1995, reflecting the current period increase in construction work in progress (CWIP) and an AFUDC rate increase from the prior year. Refer to the "CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS" section beginning on page 12 for additional discussion of construction programs.

          Other interest on debt increased 46.9% and 27.3% for the quarter and six months ended June 30, 1996 due to SPPC carrying greater amounts of commercial paper debt outstanding during 1996 which resulted in an increase in related interest.


          The Tuscarora Gas Transmission Company pipeline was completed in December, 1996. The pipeline delivered 5.0 and 10.7 million decatherms of gas for the three and six months ended June 30, 1996. The pipeline contributed $0.7 million of revenue for the three months ended June 30, 1996, and $1.4 million revenue for the six months ended June 30, 1996 to Tuscarora Gas Pipeline Company, a wholly owned subsidiary of the Company.


          Lands of Sierra (LOS), a wholly owned subsidiary of SPR, was engaged in the development and management of land and real estate in Nevada and California. SPR continues to liquidate the properties of LOS. LOS sold land underlying a condominium project in May, 1996 for a gain of $1.8 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
- ----------------------------------------------------

    During the first six months of 1996, the Company and SPPC declared quarterly common and preferred stock dividends aggregating $21.1 million.

    The Company redeemed $10 million of Senior Notes in April, 1996.

    In March and April, 1996, SPPC issued an additional $30 million prinicipal amount of medium-term notes. In July 1996, SPPC issued an additional $30 million principal amount of medium-term notes of its $80 million Medium-Term Note Program, Series C. To date, an aggregate of $60 million of Medium-Term Note Program, Series C, has been issued.

    On June 3, 1996, SPPC redeemed the remaining 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million.

    On July 29, 1996, Sierra Pacific Power Capital I, a wholly owned subsidiary of SPPC, issued 1.94 million shares of 8.6% Trust Originated Preferred Securities with a total liquidation value of $48.5 million. For further discussion of Trust Originated Preferred Securities, refer to "Note 5. LONG TERM DEBT" on page 7.

CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS
- -----------------------------------------------

    The Company's construction program and capital requirements for the period 1996-2000 were originally discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Estimated cash construction expenditures for 1996 and 1997-2000 are $196.7 million and $494.8 million, respectively. As of June 30, 1996, $81.3 million (41.3%) had been expended of the amount projected for 1996. Of this amount, approximately 27.0% was provided by internally-generated funds.

Alturas Intertie
- ----------------

    This 345 kV line will originate at the Bonneville Power Administration transmission line west of the northeastern California town of Alturas. It will extend south some 165 miles to an existing Company substation in Reno. In January 1996, the California Public Utilities Commission certified the final Environmental Impact Report/Statement ("EIR/S") prepared for the project and granted the Company a Certificate of Public Convenience and Necessity, which recognizes the need for and benefit of the project.

    In February 1996, the Bureau of Land Management ("BLM"), the Federal Lead Agency, issued a positive Record of Decision for the project approving the issuance of a right-of-way grant for approximately 70 miles of BLM land, and confirming that the EIR/S for the project meets the requirements of the National Environmental Protection Act. The Toiyabe National Forest issued a Record of Decision for a "no-action" alternative for eight miles of Forest Service land in Washoe County, Nevada. The Washington D.C. Office of the National Forest has ordered this decision withdrawn. Sierra and the Toiyabe National Forest are continuing to work toward a mutually agreeable solution for this project. On April 30, 1996, the Company appeared before the Washoe County Commission and was granted a Special Use Permit for the Alturas Project. The Company expects to appear before the Regional Planning Commission in September, 1996.

    The Public Service Commission of Nevada (PSCN) hearings were also held in February 1996, as required under the Nevada Utility Environmental Protection Act
(UEPA). A conditional permit to construct was issued by the PSCN on June 13, 1996. The permit is conditioned upon Sierra obtaining permits from entities such as the Forest Service and the Regional Planning Commission. This decision affirms the need for the line and grants conditional approval under (UEPA). Assuming all required permits are obtained the Alturas line is expected to be operational by the winter of 1997-98, and should provide greater system reliability and additional supplies of electricity from hydroelectric power plants in the Pacific Northwest.

The current projected cost of the Alturas Intertie Project is $120 million, of which $57 million has already been expended as of July 31, 1996.

Pinon Pine
- ----------

    In August, 1992, SPPC executed a cooperative agreement with the U.S. Department of Energy ("DOE") for the construction of a coal-gasification power plant. The project, known as the Pinon Pine power project ("Pinon") was selected by the DOE for funding under the fourth round of the Federal Clean Coal Technology Program. This clean coal integrated gasification combined-cycle power plant will be fully capable of operating on coal, natural gas, and, potentially, other fuels. The current rating is 106 megawatts. The DOE is providing funding for approximately half of the construction cost and half of the operating and fuel expenses for the first four years of operation. Currently, the DOE has committed $154 million of funding for the project. The DOE has authority under the Clean Coal Technology Program to fund up to $168 million. Any costs over $168 million are the responsibility of SPPC. The current construction cost of this project (including the DOE's portion) is estimated to be approximately $220 million.

    Construction began on the project in February, 1995, following resource plan approval and the receipt of all permits and other approvals. Engineering, procurement and construction activities are underway, with the plant scheduled to be completed by year-end 1996.

    Pinon Pine Corporation and Pinon Pine Investment Company, subsidiaries of SPPC, own 25% and 75%, respectively, of a 38% partnership interest in Pinon Pine Company, LLC (The LLC), with GECC holding a 62% interest. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier and available under Section 29 of the Internal Revenue Code. Recent Congressional legislation was passed extending by eighteen months the required in-service date for alternative fuel (syngas) produced by the coal gasifier to June 30, 1998 in order to be eligible for tax credits under Section 29 of the Internal Revenue Code and is awaiting Presidential approval.

Water Treatment Facilities Construction
- ---------------------------------------

    The Safe Drinking Water Act (SDWA) amendments passed by Congress in 1986 have significantly influenced the cost of SPPC's treatment plant facilities. SPPC was officially notified in 1991 by the Nevada state health division that, under the requirements of the surface water treatment rule (SWTR) of the SDWA, filtration of water at its non-filtered plants would be required. SPPC submitted and received approval of a filtration compliance plan with the Nevada State Health Division that provided for a three-year extension to June 1996.

    In order to comply with SWTR filtration requirements and meet projected capacity demands, SPPC has completed construction of the second phase of the Chalk Bluff treatment plant at a total cost of $88 million for the two phases as of June 30, 1996. The first phase was completed in Spring of 1994 with a capacity of 27 million gallons per day (MGD) using high rate filtration as approved by the Nevada State Health Division in 1995. The second phase of the facility was completed in May, 1996 providing a total production capacity of 69 MGD. Improvements to SPPC's Glendale treatment plant were also completed in June, 1996. Completion of these projects results in full compliance with the SWTR requirements.

    Hunter Creek, one of two chemical-process plants, was removed from operation as a treatment facility in October 1995 and has been converted to a 30 million gallon covered storage facility as of April, 1996. The other, Highland, was removed from operation as a treatment facility in June, 1996, and will be converted to a covered treated water storage facility by April, 1997. Combined, Hunter Creek and Highland will provide 50 million gallons of treated water storage for fire protection, operating storage, and emergency requirements.

    SPPC uses groundwater from twenty-four supply wells. A manmade contaminant tetrachloroethylene (PCE) has been found in five of these wells in levels exceeding drinking water standards. Treatment equipment, costing $2.2 million, has been installed on two of the wells and they have been returned to operation. The three other wells have been removed from operation until SPPC completes its investigation concerning the contamination. On March 29, 1996, SPPC entered into a Bilateral Compliance Agreement with the Nevada State Health Division which requires these wells to be in compliance with drinking water standards by October, 1998. SPPC will determine the economic viability of treatment remediation as compared to other alternatives. SPPC continues its involvement in a cooperative remediation effort with public officials to determine the source and extent of the contaminant and develop a plan to abate on an area-wide basis. Washoe County has the ability to create a special remediation district to help cover the cost of this effort. The development of the remediation plan is projected to be completed in 1997.

State Regulatory Commissions
- ----------------------------

    The Company's planned merger with The Washington Water Power resulted in SPPC entering into stipulations with the California Public Utilities Commission in June, 1996. Among other things, SPPC agreed with California to reduce rates by $2.3 million annually by setting all balancing accounts rates to zero and to set all balancing account balances to zero. Additionally, SPPC was to file a General Rate Case, including Performance Based Ratemaking Mechanism, within 60 days of the end of the month in which the merger was terminated. The rate reduction and the setting of the balances to zero was implemented in June, 1996. SPPC has requested an extension to January 1, 1997 of filing requirements resulting from the termination of the merger. Commission Staff has granted this request.

    Under terms of a 1994 stipulation approved by the Public Service Commission of Nevada, SPPC was to make Deferred Energy and Purchased Gas Adjustment Clause filings no later than August 1, 1996 for rate adjustments effective January 1, 1997. A one month extension to September 1, has been agreed to by Nevada Staff. The January 1 date marks the end of a three year rate freeze resulting from the above mentioned stipulation.

Federal Energy Regulatory Commission
- ------------------------------------

    On April 24, 1996, the FERC issued its final rules concerning transmission open access and stranded cost recovery. These were finalized in FERC Orders 888 and 889. The rules require that all public utilities that own and/or control transmission facilities must file tariffs that allow third parties to utilize the transmission facilities on a comparable basis to the use by the transmission owners. The transmission provider must provide tariffs that allow third parties to purchase point-to-point transmission service or service that has multiple points or receipt and delivery, much the same as the provider, which is called network service. The orders also require that the transmission provider "unbundle" the transmission rates into a transmission only rate plus ancillary services for generation and scheduling activities performed by the provider.
The purchase of the ancillary services by the customer from the transmission provider is largely optional.

    Another requirement of the FERC open access orders is for the utilities to establish an electronic bulletin board (OASIS) which will facilitate the purchase and sale of transmission service. This service must be operational by the Fall of 1996. The rules also require a distinct separation of personnel who act as wholesale marketers and as transmission marketers. The wholesale marketers for SPPC will no longer have exclusive access to information related to the transmission system. The wholesale marketers will be required to place service requests and purchases based on information provided on the OASIS in the same manner as all other third parties.

    The Order required utilities to file their initial tariffs for open access transmission service by July 9, 1996. SPPC filed on July 9, 1996, as required. Final acceptance and approval of the filed rates are expected to occur over the following year, with the resulting rates, terms and conditions determined by the FERC for each utility. The impact of the new transmission rate and the provision of expanded transmission service has not been fully determined at this time.

OTHER BUSINESS
- --------------


Merger
- ------

    On June 27, 1994, the Company, SPPC, The Washington Water Power Company
(WWP), and Altus Corporation (Altus) entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement"), in which WWP, the Company and SPPC would be merged into Altus. Under the terms of the Merger Agreement, if the merger was not consummated on or before June 27, 1996, any party, by providing written notice to the other, could terminate the Merger Agreement provided that party was not then in breach of any obligation under the Agreement which caused or resulted in the failure of the Merger Agreement to be consummated by that date.

    On June 28, 1996, WWP provided written notice to the Company and SPPC that it was terminating the Merger Agreement. Since that time, petitions to withdraw merger applications have been filed by one or more parties in all jurisdictions having approval jurisdiction over the merger.


Electric Business
- -----------------

    In its 1995 Form 10-K, SPPC discussed entering into long-term contracts with its customers. Tailored contracts and agreements are being developed to provide revenue guarantee (minimum annual bill) and termination charge security for capital investments made on behalf of individual customers. Contract provisions mitigate the risk of extending service to customers, primarily large mining customers, and are designed to recover, over the life of the agreements, customer-specific investments in facilities. Contract provisions for minimum bills are based on customers attaining minimum annual demand and load factors. Contract provisions for termination charges include recovery of all costs for customer-specific facilities and, for the first five years under the contract, recovery of up to two years of minimum bills. To date, SPPC has negotiated four such contracts, and the Public Service Commission of Nevada has approved these contracts.

    SPPC is negotiating with existing mining customers to enter into long term electric service contracts which would represent an estimated 309 MW under contract with estimated average annual sales of 2,060,445 Mwh.


Water Business
- --------------

    During 1995, comprehensive legislation was adopted by the Nevada Legislature which provides for regional planning and cooperative management of all aspects of water in the region. The Regional Water Planning Commission was created to develop an integrated water plan. SPPC and Washoe County signed an agreement in July 1996 which provides methodology to determine retail service area boundaries and establishes SPPC as the wholesale purveyor to the region. These cooperative efforts between SPPC and local agencies will help ensure regional planning and integrated water service. The agreement has been sent to the Nevada Public Service Commission for approval.

PART II

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company's 1996 Annual Meeting of Shareholders was held on May 20, 1996.

          (b) Proxies were solicited by the Company pursuant to Regulation 14 under the Securities and Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the shareholders.

          (c) The following members of the Company's Board of Directors were re-elected at the meeting as follows:

                    Krestine M. Corbin
                    Votes For:                         24,849,431
                    Votes Withheld:                       830,106

                    Harold P. Dayton, Jr.
                    Votes For:                         24,812,097
                    Votes Withheld:                       867,440

                    James R. Donnelley
                    Votes For:                         24,860,759
                    Votes Withheld:                       818,778

                    Dennis E. Wheeler
                    Votes For:                         24,855,386
                    Votes Withheld:                       824,151

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q:

           (15) Letter of independent accountants regarding interim financial information of the Company.

           (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements on Form 10-Q for the period ended June 30, 1996 for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b) Reports on Form 8-K:

                Current report on Form 8-K dated June 28, 1996 relating to the termination of the merger agreement between Sierra Pacific Resources, Sierra Pacific Power Company and The Washington Water Power.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Sierra Pacific Resources
                                       -----------------------------
                                               (Registrant)




Date:  August 14, 1996                 By:    /s/  Malyn K. Malquist
     -------------------                  ------------------------------
                                               Malyn K. Malquist
                                            Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)
                                          (Principal Accounting Officer)