Form 10-Q
period 1996-09-30
SIERRA PACIFIC RESOURCES
filed 1996-11-07
CIK 741508

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934       FOR THE QUARTERLY PERIOD ENDED      SEPTEMBER 30, 1996

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


                                 (702) 689-3600
              (Registrant's telephone number, including area code)

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       ----     ----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


         Class                                   Outstanding at November 1, 1996
Common Stock, $1.00 par value                      30,802,877 Shares

                           SIERRA PACIFIC RESOURCES
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                  CONTENTS

                                                                                     Page No.
                                                                                     --------
PART I - Financial Information
------------------------------

ITEM 1.          Financial Statements

     Report of Independent Accountants............................................       2

     Consolidated Balance Sheets - September 30, 1996 and
                 December 31, 1995................................................       3

     Consolidated Statements of Income - Three and Nine Months
                 Ended September 30, 1996 and 1995................................       4

     Consolidated Statements of Cash Flows - Nine Months
                 Ended September 30, 1996 and 1995................................       5

     Notes to Consolidated Financial Statements...................................       6


ITEM 2.          Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations....................................................      9


PART II - Other Information
---------------------------

ITEM 1.          Legal Proceedings................................................     19

ITEM 5.          Other Information................................................     19

ITEM 6.          Exhibits and Reports on Form 8-K.................................     19

Signature Page....................................................................     20


COOPERS
& LYBRAND......................................................................
                              a professional services firm



To the Board of Directors and Shareholders of Sierra Pacific Resources:

We have reviewed the condensed consolidated balance sheet of Sierra Pacific Resources and subsidiaries as of September 30, 1996 and the related consolidated statements of income for the three- and nine-month periods ended September 30, 1996 and 1995 and consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of management.

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



San Francisco, California
October 28, 1996



   Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

                            SIERRA PACIFIC RESOURCES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                        1996                  1995
                                                                    -------------          ------------
                                                                     (UNAUDITED)
                  ASSETS
                  ------
Utility Plant, Original Cost:
 Plant in service                                                     $1,913,062            $1,816,444
   Less accumulated provision for depreciation                           592,101               556,710
                                                                      ----------            ----------
                                                                       1,320,961             1,259,734
 Construction work in progress                                           192,757               153,067
                                                                      ----------            ----------
                                                                       1,513,718             1,412,801
Investment in subsidiaries and other                                  ----------            ----------
  property, net                                                           44,168                45,290
                                                                      ----------            ----------
Current Assets:
 Cash and cash equivalents                                                 9,682                 4,243
 Accounts receivable less provision for
   uncollectible accounts:  $1,579 at September 30,
   1996 and $1,543 at December 31, 1995                                   75,680                92,177
 Materials, supplies and fuel, at average cost                            30,015                30,455
 Other                                                                     3,957                 2,538
                                                                      ----------            ----------
                                                                         119,334               129,413
                                                                      ----------            ----------
Deferred Charges:
 Regulatory tax asset                                                     68,621                69,610
 Other regulatory assets                                                  66,382                82,841
 Other                                                                    13,725                16,672
                                                                      ----------            ----------
                                                                         148,728               169,123
                                                                      ----------            ----------
                                                                      $1,825,948            $1,756,627
                                                                      ==========            ==========

        CAPITALIZATION AND LIABILITIES
        ------------------------------

Capitalization:
 Common shareholder's equity                                          $  598,972            $  544,550
 Preferred stock                                                          73,115                73,115
 Preferred stock subject to mandatory redemption                            -                   13,600
 SPPC-obligated mandatorily redeemable preferred
   securities of SPPC's subsidiary Trust, Sierra
   Pacific Power Capital I, holding solely $50 million
   principal amount of 8.60% Junior Subordinated
   Debentures of SPPC, due 2036                                           48,500                  -
 Long-term debt                                                          632,951               573,933
                                                                      ----------            ----------
                                                                       1,353,538             1,205,198
                                                                      ----------            ----------
Current Liabilities:
 Short-term borrowings                                                    26,000                56,112
 Current maturities of long-term debt
   and preferred stock                                                    10,423                17,358
 Accounts payable                                                         44,658                91,885
 Accrued interest                                                         13,663                 6,109
 Dividends declared                                                        1,820                10,195
 Accrued salaries and benefits                                             9,217                 9,265
 Other current liabilities                                                23,775                12,440
                                                                      ----------            ----------
                                                                         129,556               203,364
                                                                      ----------            ----------
Deferred Credits:
 Accumulated deferred federal income taxes                               153,707               159,300
 Accumulated deferred investment tax credit                               42,319                43,797
 Regulatory tax liability                                                 43,592                45,084
 Customer advances for construction                                       39,368                40,168
 Other                                                                    63,868                59,716
                                                                      ----------            ----------
                                                                         342,854               348,065
                                                                      ----------            ----------

                                                                      $1,825,948            $1,756,627
                                                                      ==========            ==========

    The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)


                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                       --------------------------        --------------------------
                                           1996           1995              1996            1995
                                       ------------   -----------        ------------   -----------
                                                (UNAUDITED)                      (UNAUDITED)
Operating Revenues:
 Electric                              $   136,353    $   128,815        $   388,712    $   368,789
 Gas                                         8,196          7,050             44,530         45,404
 Water                                      14,133         13,350             34,971         33,084
 Other                                       2,130          2,005              6,599          6,321
                                       -----------    -----------        -----------    -----------
                                           160,812        151,220            474,812        453,598
                                       -----------    -----------        -----------    -----------

Operating Expenses:
 Operation:
   Purchased power                          29,687         28,484             90,710         89,080
   Fuel for power generation                27,075         22,838             75,477         63,298
   Gas purchased for resale                  4,075          4,642             23,415         26,133
   Deferral of energy costs - net               (1)           551             (1,691)         9,225
   Other                                    30,933         34,643             97,593         94,916
 Maintenance                                 4,344          5,150             13,431         13,077
 Depreciation and amortization              14,664         13,843             43,015         41,158
 Taxes:
   Income taxes                             12,673          9,036             33,402         26,178
   Other than income                         4,612          4,537             13,784         13,475
                                       -----------    -----------        -----------    -----------
                                           128,062        123,724            389,136        376,540
                                       -----------    -----------        -----------    -----------
     Operating Income                       32,750         27,496             85,676         77,058
                                       -----------    -----------        -----------    -----------
Other Income:
 Allowance for other funds
   used during construction                  1,800            449              3,820            898
 Other (expense) income- net                  (270)            45                890            199
                                       -----------    -----------        -----------    -----------
                                             1,530            494              4,710          1,097
                                       -----------    -----------        -----------    -----------
     Total Income                           34,280         27,990             90,386         78,155
                                       -----------    -----------        -----------    -----------
Interest Charges:
 Long-term debt                             10,193          9,589             29,319         28,867
 Other                                       1,215            942              3,613          2,826
 Allowance for borrowed funds
   used during construction and
   capitalized interest                     (1,492)          (785)            (2,791)        (1,719)
                                       -----------    -----------        -----------    -----------
                                             9,916          9,746             30,141         29,974
                                       -----------    -----------        -----------    -----------
Income Before Preferred Dividends           24,364         18,244             60,245         48,181
Preferred Dividend Requirements              2,386          1,785              5,676          5,589
                                       -----------    -----------        -----------    -----------
Income Applicable to Common Stock      $    21,978    $    16,459        $    54,569    $    42,592
                                       ===========    ===========        ===========    ===========

Weighted Average Shares                 30,691,494     29,877,780         30,395,607     29,668,973
Net Income per Share                          0.72           0.55               1.80           1.44
Dividends Paid Per Share of
 Common Stock                                0.295           0.28               0.87           0.84

 The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            -------------------------
                                                                                  1996        1995
                                                                            ------------   ----------
                                                                                   (UNAUDITED)
Cash Flows from Operating Activities:
------------------------------------
  Income before preferred dividends                                          $ 60,245        $ 48,181
  Non-cash items included in income:
   Depreciation and amortization                                               43,015          41,158
   Deferred taxes and deferred investment tax credit                           (7,573)         (2,889)
   AFUDC and capitalized interest                                              (6,611)         (2,617)
   Deferred energy costs                                                       (1,691)          9,225
   Write-off of merger costs                                                    5,375           7,828
   Other non-cash                                                               3,092           6,866
  Changes in certain assets and liabilities:
    Accounts receivable                                                        16,497          13,748
    Other current assets                                                         (979)            376
    Accounts payable                                                          (47,227)         (2,553)
    Other current liabilities                                                  18,356           5,805
    Other - net                                                                14,064          (6,875)
                                                                             --------        --------
Net Cash Flow from Operating Activities                                        96,563         118,253
                                                                             --------        --------

Cash Flows Used in Investing Activities:
----------------------------------------
    Additions to utility plant                                               (153,332)        (91,851)
    Non-cash charges to utility plant                                           6,847           2,920
    Net customer refunds and
     Contributions in aid of construction                                       9,492           4,208
                                                                             --------        --------
    Net cash used for utility plant                                          (136,993)        (84,723)
    Proceeds from sale of real estate                                               -           1,429
    Increase (decrease) in subsidiaries and other
       non-utility property                                                     1,677          (3,162)
                                                                             --------        --------
Net Cash Used in Investing Activities                                        (135,316)        (86,456)
                                                                             --------        --------

Cash Flows From Financing Activities:
-------------------------------------
    Increase (decrease) in short-term borrowings                              (28,468)         23,740
    Proceeds from issuance of long-term debt                                  110,031               -
    Retirement of long-term debt                                              (60,435)        (10,957)
    Reduction of preferred stock                                              (20,400)         (6,800)
    Proceeds from company obligated mandatorily
      redeemable preferred securities                                          48,500               -
    Decrease in funds held in trust, net                                        9,175          14,514
    Increase in notes receivable                                                    -         (30,939)
    Sale of common stock                                                       17,829          11,237
    Expenses of external financing                                                  -             (59)
    Dividends paid                                                            (32,040)        (30,798)
                                                                             --------        --------
Net Cash provided (used) as a Result of Financing Activities                   44,192         (30,062)
                                                                             --------        --------

Net Increase in Cash and Cash Equivalents                                       5,439           1,735

Beginning Balance in Cash and Cash Equivalents                                  4,243          15,842
                                                                             --------        --------

Ending Balance in Cash and Cash Equivalents                                   $ 9,682        $ 17,577
                                                                              =======        ========

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
  Cash Paid During Period For:
     Interest                                                                $25,188        $ 23,086
     Income Taxes                                                            $27,629        $ 24,051


The accompanying notes are an integral part of the financial statements

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOTE 1.    MANAGEMENT'S STATEMENT
                       ---------------------------------

    In the opinion of Company management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows for the periods shown. These consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a review of the unaudited consolidated financial statements, and their report thereon has been included on Page 2 of this report.

    The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation
---------------------------

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sierra Pacific Power Company (SPPC), Lands of Sierra Inc. (LOS), Sierra Energy Company (SECO), Tuscarora Gas Pipeline Company
(TGPC), Sierra Water Development Company (SWDC), and e-three. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
-----------------

    Certain items previously reported for years prior to 1996 have been reclassified to conform with the current year's presentation. Net income and shareholder's equity were not affected by these reclassifications.

                   NOTE 2.   IMPAIRMENT OF LONG-LIVED ASSETS
                   -----------------------------------------

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 31, 1995. The Company adopted the standard January 1, 1996 and has determined that under current cost based regulation there exists no material impact on its financial statements as a result of the adoption of the standard.



                           NOTE 3.   PREFERRED STOCK
                           -------------------------

      On June 3, 1996, Sierra Pacific Power Company (SPPC), the Company's principal subsidiary, redeemed the remaining 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million.

    On July 29, 1996, Sierra Pacific Power Capital I, (the Trust), a wholly owned subsidiary of SPPC, issued $48.5 million (1,940,000 shares) 8.60% Trust Originated Preferred Securities (the Preferred Securities). SPPC owns all the common securities, 60,000 shares totalling $1.5 million (Common Securities), issued by the Trust. The Preferred Securities and the Common Securities (the Trust Securities) represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the State of Delaware. The existence of the Trust is for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from

SPPC its 8.60% Junior Subordinated Debentures due July 30, 2036, in a principal amount of $50 million. The sole asset of the Trust is the Junior Subordinated Debentures. SPPC's obligations under the Guarantee (agreement entered into in connection with the Preferred Securities) when taken together with SPPC's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust, and SPPC's obligations under the Indenture pursuant to which the Junior Subordinated Debentures are issued and its obligations under the Declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by SPPC of the Trust's obligations under the Preferred Securities. Financial statements of the Trust are consolidated with SPPC; separate financial statements are not filed because the Trust is wholly-owned by SPPC and essentially has no independent operations, and the guarantee is full and unconditional. Proceeds to SPPC from the sale of the Junior Subordinated Debentures were used to retire short-term indebtedness incurred to redeem $20.4 million in principal amount of Series G, 8.24% Preferred Stock and to reduce other short-term debt of SPPC.

                           NOTE 4.   DEFERRED ENERGY
                           -------------------------

    In March 1995, the balances of SPPC's (Nevada jurisdiction) deferred energy receivables accounts were collected and, according to the provisions of the stipulation approved by the Public Service Commission of Nevada (PSCN) in September 1994, SPPC suspended its deferred energy accounting, increased base rates by $6.5 million, and decreased deferred fuel rates by $18.8 million. Fluctuations in purchased gas, fuel and purchased power costs from the base fuel rates are flowing through to earnings until January 1, 1997. SPPC and regulators are currently re-evaluating the use of deferred energy accounting practices in accordance with applications filed with the PSCN.



    In June 1996, SPPC implemented the California Stipulation Agreement which set the Energy Cost Adjustment Clause (ECAC), California Alternate Rates for Energy (CARE) and Electric Revenue Adjustment Mechanism (ERAM) account balances to zero resulting in a write-off of the $2.6 million overcollection in the balancing accounts, thereby reducing energy costs by a like amount. The Stipulation also reduced fuel rates by $2.3 million on an annual basis.

                            NOTE 5.   LONG-TERM DEBT
                            ------------------------

    The Company redeemed $10 million of senior notes on April 1, 1996.

    On February 27, 1996, SPPC registered for the issuance of up to $80 million of collateralized debt securities which may be offered from time to time.
During March, 1996, SPPC issued $20 million of medium-term notes under the program. In April, 1996, SPPC issued an additional $10 million in medium-term notes. These are ten year non-callable notes, due in 2006, with interest rates of 6.81% to 6.83% payable in semi-annual payments. In July 1996, SPPC issued an additional $30 million principal amount of its $80 million Medium-Term Notes, Series C. These are three year non-callable notes, due in 1999, with interest rates of 6.83% to 6.86%. The net proceeds to SPPC from the sale of the notes were used to reduce short-term debt and to fund construction projects.

    On June 19, 1996, SPPC converted the interest rate on the $80 million Water Facilities Bonds maturing in 2020 to a daily rate from a flexible (Commercial Paper) rate which reduces letter of credit, trustee fees, and administrative costs.

                        NOTE 6.   COMMON STOCK OFFERINGS
                        --------------------------------

    On March 14, 1995, the Company registered with the Securities and Exchange Commission (SEC) to offer shares of common stock pursuant to a continuous offering program. The net proceeds of the shares sold to date have been used primarily to make additional equity investments in SPPC, which is using the funds for its construction program. As of November 1, 1996, approximately 191,200 of the shares remain unissued.

    On August 1, 1996, the Company registered with the SEC an additional one million shares of common stock for sale under the Company's Common Stock Investment Plan. The Plan represents an amendment to the Company's existing Dividend Reinvestment and Stock Purchase Plan. The net proceeds from the sale by the Company of shares of Common Stock pursuant to the Plan will be used to make additional investments in the common equities of the subsidiaries of the Company and for other general corporate purposes. The subsidiaries propose to use the funds received to fund construction, to reduce certain indebtedness and for other general corporate purposes. Approximately 1,175,000 shares remain to be issued, as of November 1, 1996.

                         NOTE 7.    MERGER TERMINATION
                         -----------------------------

    On June 28, 1996, Sierra Pacific Resources and Sierra Pacific Power Company received notice from The Washington Water Power Company of its election to terminate the Agreement and Plan of Reorganization, as amended, among the Company, Sierra Pacific Power Company and The Washington Water Power Company.

      As of June 30, 1996, SPPC had incurred $42 million in merger costs composed of $13 million in transaction and transition costs and $29 million of early retirement and severance program costs.

     In accordance with the provisions of the merger stipulation with the Public Service Commission of Nevada (PSCN), SPPC had been amortizing all costs over a five year period which began January 1, 1995. Through June 30, 1996, $17 million of total merger costs had been expensed. Due to the termination of the merger in June 1996, all transition and transaction costs have been written-off in the period ended June 30, 1996. Consistent with the precedent set by the PSCN in previous early retirement and severance programs, SPPC continues to capitalize and amortize these costs. The amortization period for such costs has been modified to ten years to conform to prior precedent set by the PSCN. SPPC expects to recover the costs related to early retirement and severance costs in future rates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------

    Nevada, SPPC's primary jurisdiction, uses a marginal cost method for setting rates by customer class. As a result of this methodology, changes in sales mix (i.e., consumption by customer class) can result in increases or decreases in revenues, irrespective of changes in total consumption.

                                            SPPC REVENUE MARGIN

                                          (Dollars in Thousands)

                              Three Months Ended       Nine Months Ended
                                September 30,            September 30,
                             --------------------    ----------------------
                                 1996        1995         1996         1995
                             --------    --------    ---------    ---------
Operating Revenues           $158,682    $149,215    $ 468,213    $ 447,277
Energy Costs                  (60,239)    (56,515)    (186,019)    (187,736)
                             --------    --------

Revenue Margin               $ 98,443    $ 92,700    $ 282,194    $ 259,541
                             ========    ========    =========    =========


    Total operating revenues for the three-months ended September 30, 1996 increased by 6.3% over the comparable period of 1995 due to increased energy sales resulting from overall customer growth and increased use per customer due to warmer weather than last year. A record peak load of 1,225 MW was achieved on July 22, 1996. Total operating revenues for the nine-month period ended September 30, 1996 increased by 4.7% over the comparable period of 1995, due to customer growth and warmer weather, which was partially offset by a decrease in electric rates in Nevada which took effect May, 1995.

    Energy costs are comprised of purchased power, fuel for power generation, gas purchased for resale, and deferred energy. Average energy costs for the three and nine months ended are set forth below.


                                 Three Months Ended             Nine Months Ended
                                    September 30,                 September 30,
                                 -------------------            ------------------
                                 1996           1995            1996          1995
                                 ----           ----            ----          ----
Average cost per KWH of
  purchased power                 3.37c          3.69c           2.99c         3.44c

Average cost per KWH of
  generated power                 2.08c          1.85c           2.20c         2.01c

Average cost per therm of
  gas purchased for resale       19.12c         38.31c          25.52c        33.05c

    While the total cost of purchased power increased by 4.2% and 1.8% for the three and nine months ended September 30, 1996, over the comparable periods in 1995, the kilowatt-hours purchased increased by 14.1% and 17.3%, respectively, during the same periods. The resulting decrease in cost per kilowatt-hour of 8.7% and 13.1%, respectively, is attributable to the availability of low cost hydro-generated energy from sources in the Pacific Northwest.

    Kilowatt-hours generated increased by 5.5% and 9.3%, respectively, for the three and nine months ended September 30, 1996, over the comparable periods in 1995 due to increased customer demand and overall customer growth. The total cost of fuel for power generation increased by 18.5% and 19.2% during the same periods, reflecting higher fuel prices and increased generation. The cost per kilowatt-hour generated increased by 12.4% and 9.5%, respectively, for the three and nine months ended September 30, 1996 over the same periods in 1995. During the periods, the Company continued to shift toward natural gas, and away from more expensive oil and coal, as generation fuel.

    While for the three and nine months ended September 30, 1996, SPPC increased its therm usage by 50.0% and 6.5%, respectively, over the comparable periods in 1995, the total cost of gas purchased for resale during the same periods decreased 25.1% and 17.6% due to per-therm cost decreases of 50.1% and 22.7%.

    Deferred energy costs - net decreased by 100% and 118% for the three and nine months ended September 30, 1996 over the comparable period of 1995 due to the suspension of deferred energy accounting in Nevada's electric and natural gas jurisdictions in March, 1995. In June, 1996, the California Energy Cost Adjustment Clause, California Alternate Rates for Energy, and Electric Revenue Adjustment Mechanism rates were set to zero which resulted in a $2.6 million decrease in these costs. For further discussion of deferred energy matters, refer to "Note 4. DEFERRED ENERGY" on page 7.

    Other operations expenses experienced a net decrease of 10.7% and a net increase of 2.8% during the three and nine months ended September 30, 1996 over the same period in 1995. For the three months ended, other operating expenses decreased as there were no merger expenses in 1996 compared to 1995, offset by additional coal contract related expenses of $1.5 million (see next paragraph for more details). Other operations expenses for the nine months increased due to buy-outs of a coal contract of $4.0 million, higher outside services costs for computer programmers, and an increase in distribution expenses for maintenance of overhead lines and meters.

    In its 1995 Form 10-K, SPPC stated that it would be investigating alternatives to mitigate a build-up of coal inventory. However, with lower prices of natural gas and availability of inexpensive energy from the Pacific Northwest, the coal inventory has grown. As of September 30, 1996, the coal inventory balance was approximately 294,647 tons, or roughly 51 days of consumption at 100% capacity. SPPC's policy has been to maintain an average annual coal inventory sufficient to provide 40 days at full load. To mitigate further inventory buildup, SPPC paid $2.5 million to buy out one year of a coal contract which will satisfy the minimum commitment for the period from July 1, 1996 to June 30, 1997. Additionally, SPPC committed $1.5 million toward the minimum contract commitment of tonnage for the 1997-1998 contract year. As part of its strategy to manage the coal inventory, SPPC may commit to additional coal contract buy-outs.

    Maintenance expense decreased by 15.6% and 2.7%, respectively, during the three and nine months ended September 30, 1996 over the same periods in 1995 primarily due to planned maintenance of SPPC's Tracy generating plant in 1995, partially offset by planned maintenance on distribution overhead lines in 1996.

    Depreciation and amortization expense for the three and nine months ended September 30, 1996 increased by 5.9% and 4.5% over the comparable periods in 1995, due to continued increases in utility plant. Refer to the "CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS" section beginning on page 13 for additional discussion of construction programs.

    Income taxes increased for the three and nine months ended September 30, 1996 over the comparable periods in 1995, due to higher operating income before taxes. Income taxes reflected in operating income and other income-net are summarized on the following page. Other taxes increased due to higher property taxes.

                                       Three Months Ended                Nine Months Ended
                                         September 30,                     September 30,
                                      --------------------              -------------------
                                        1996        1995                  1996        1995
                                      ---------   --------              ---------  --------
                                                   (Dollars in Thousands)
Currently payable                      $12,113     $ 8,255              $39,717     $27,644
Deferred taxes - net                       277       1,019               (6,157)       (574)
Investment tax credit - net               (493)       (492)              (1,478)     (1,477)
                                       -------     -------              -------    --------
 Total income taxes                    $11,897     $ 8,782              $32,082     $25,593
                                       =======     =======              =======    ========

Income taxes charge to:
Operations                             $12,673     $ 9,036              $33,402     $26,178
Other Income - net                        (776)       (254)              (1,320)       (585)
                                       -------     -------              -------    --------
 Total income tax expense              $11,897     $ 8,782              $32,082     $25,593
                                       =======     =======              =======    ========

Income before income taxes             $36,261     $27,026              $92,327     $73,774
                                       =======     =======              =======    ========

Effective tax rate                       32.8%       32.5%               34.7%        34.7%
                                       =======     =======              =======    ========


       Allowance for funds used during construction (AFUDC) and capitalized interest increased by 166.8% and 152.6% during the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995, reflecting the current period increase in construction work in progress (CWIP) and an AFUDC rate increase from the prior year. Refer to the "CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS" section beginning on page 13 for additional discussion of construction programs.

     Other interest on debt increased 29.0% and 27.8% for the three and nine months ended September 30, 1996 due to SPPC carrying greater amounts of commercial paper debt 1996 which resulted in an increase in related interest.

Tuscarora Gas Transmission Company
----------------------------------

     The Tuscarora Gas Transmission Company pipeline was completed in December, 1995. The pipeline delivered 3.2 and 13.9 million decatherms of gas for the three and nine months ended September 30, 1996. The pipeline contributed $0.8 million of pre tax earnings for the three months ended September 30, 1996, and $2.2 million for the nine months ended September 30, 1996 to Tuscarora Gas Pipeline Company, a wholly owned subsidiary of the Company.

Lands of Sierra
---------------

     Lands of Sierra (LOS), a wholly owned subsidiary of the Company, was engaged in the development and management of land and real estate in Nevada and California. LOS continues to liquidate properties. LOS sold land underlying a condominium project in May, 1996 for a pre-tax gain of $1.8 million. In August 1996, LOS sold land in Tahoe City, California for a pre-tax gain of $.9 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

    During the first nine months of 1996, the Company and SPPC declared quarterly common and preferred stock dividends aggregating $22.4 million.

    The Company redeemed $10 million of Senior Notes in April, 1996.

    In March and April, 1996, SPPC issued a total of $30 million principal amount of Medium-Term Notes, Series C. In July 1996, SPPC issued an additional $30 million principal amount of its $80 million Medium-Term Notes, Series C. To date, an aggregate of $60 million of Medium-Term Notes, Series C, has been issued.

    On June 3, 1996, SPPC redeemed the remaining 408,000 shares of Series G 8.24% Preferred Stock at par value, for $20.4 million.

    On July 29, 1996, Sierra Pacific Power Capital I, a wholly owned subsidiary of SPPC, issued 1.94 million shares of 8.60% Trust Originated Preferred Securities with a total liquidation value of $48.5 million. For further discussion of Trust Originated Preferred Securities, refer to "Note 3. PREFERRED STOCK" on page 6.

CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS
-----------------------------------------------

    The Company's construction program and capital requirements for the period 1996-2000 were originally discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Estimated cash construction expenditures for 1996 and 1997-2000 are $196.7 million and $494.8 million, respectively. As of September 30, 1996, $137.0 million (69.6%) had been expended of the amount projected for 1996. Of this amount, approximately 49.5% was provided by internally-generated funds.

Alturas Intertie
----------------

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

     In February 1996, the Bureau of Land Management (BLM) and the Federal Lead Agency issued a positive Record of Decision for the project approving the issuance of a right-of-way grant for approximately 70 miles of BLM land and confirming that the EIR/S for the project meets the requirements of the National Environmental Protection Act. The Toiyabe National Forest issued a Record of Decision for a "no-action" alternative for eight miles of Forest Service land in Washoe County, Nevada. The Washington D.C. Office of the National Forest Service has ordered this decision withdrawn. SPPC, the Toiyabe National Forest, and Modoc National Forest are continuing to work toward a mutually agreeable solution for this project. On April 30, 1996, the Company appeared before the Washoe County Commission and was granted a Special Use Permit for the Alturas Project.

     The Public Service Commission of Nevada (PSCN) hearings were also held in February 1996, as required under the Nevada Utility Environmental Protection Act
(UEPA). A conditional permit to construct was issued by the PSCN on June 13, 1996. The permit is conditioned upon SPPC obtaining permits from entities such as the Forest Service and the Truckee Meadows Regional Planning Commission.
This decision affirms the need for the line and grants conditional approval under UEPA. To date, SPPC has been unable to obtain permits from the Regional Planning Commission and the U.S. Forest Service. The Company appeared before the Regional Planning Governing Board on October 10, 1996. The Board remanded the project to the local governing bodies for further review. Some level of risk exists that litigation may be necessary to obtain these permits and/or that the project will be unable to receive the necessary permits to proceed as currently proposed. This could further delay the project and increase its cost. Assuming SPPC obtains the required permits by Spring, 1997, the Alturas line is expected to be operational by the Winter of 1997-98 and should provide greater system reliability and additional supplies of electricity from hydroelectric power plants in the Pacific Northwest. The current projected cost of the Alturas Intertie Project is $120 million of which $64 million has already been expended as of September 30, 1996.

Pinon Pine
----------

       In August, 1992, SPPC executed a cooperative agreement with the U.S. Department of Energy (DOE) for the construction of a coal-gasification power plant. The project, known as the Pinon Pine power project (Pinon) was selected by the DOE for funding under the fourth round of the Federal Clean Coal Technology Program. This clean coal integrated gasification combined-cycle power plant will be fully capable of operating on coal, natural gas and, potentially, other fuels. The current rating is 106 megawatts. The DOE is providing funding for approximately half of the construction cost and half of the operating and fuel expenses for the first four years of operation. Currently, the DOE has committed $154 million of funding for the project. The DOE has authority under the Clean Coal Technology Program to fund up to $168 million. Any costs over $168 million are the responsibility of SPPC. Estimated construction costs for Pinon Pine, including the DOE's portion, increased from approximately $220 to $241 million. Pinon will be the first project using this new technology at a commercial megawatt level. Part of the cost increase was due to the nature of this project and the new technology needed to support this one-of-a-kind project, which increased its scope and complexity from that which was originally anticipated.

     Construction began on the project in February, 1995, following resource plan approval by the Public Service Commission of Nevada and the receipt of all permits and other approvals. Engineering, procurement and construction activities are underway. The combined cycle combustion turbine is currently undergoing testing and is scheduled to be in service November, 1996. The coal gasifier is anticipated to be completed in March, 1997. On August 20, 1996, Federal legislation was signed extending the required in-service date for alternative fuel (syngas) produced by the coal gasifier to June 30, 1998, in order to be eligible for tax credits under Section 29 of the Internal Revenue Code.

     Pinon Pine Corporation and Pinon Pine Investment Company, subsidiaries of SPPC, own 25% and 75%, respectively, of a 38% partnership interest in Pinon Pine Company LLC (The LLC) with General Electric Capital Corporation (GECC) holding a 62% interest. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier and available under Section 29 of the Internal Revenue Code.

Water Treatment Facilities Construction
---------------------------------------

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

     In order to comply with SWTR filtration requirements and meet projected capacity demands, SPPC has completed construction of the second phase of the Chalk Bluff treatment plant at a total cost of $88 million for the two phases as of June 30, 1996. The first phase was completed in Spring of 1994 with a capacity of 27 million gallons per day (MGD) using high rate filtration as approved by the Nevada State Health Division in 1995. The second phase of the facility was completed in May, 1996, providing a total production capacity of 69 MGD. Improvements to SPPC's Glendale treatment plant were also completed in June, 1996. Completion of these projects results in full compliance with the SWTR requirements.

     Hunter Creek, one of two chemical-process plants, was removed from operation as a treatment facility in October, 1995, and has been converted to a 30 million gallon covered storage facility as of April, 1996. The other, Highland, was removed from operation as a treatment facility in June, 1996, and is being converted to a covered treated water storage facility by April, 1997. Combined, Hunter Creek and Highland will provide 50 million gallons of treated water storage for fire protection, operating storage and emergency requirements.

     SPPC uses groundwater from twenty-four supply wells. A manmade contaminant tetrachloroethylene (PCE) has been found in five of these wells in levels exceeding drinking water standards. Treatment equipment with a cost of $2.2 million has been installed on two of the wells, and they have been returned to operation. The three other wells have been removed from operation until SPPC completes its investigation concerning the contamination. On March 29, 1996, SPPC entered into a Bilateral Compliance Agreement with the Nevada State Health Division which requires these wells to be in compliance with drinking water standards by October, 1998. SPPC will determine the economic viability of treatment remediation as compared to other alternatives. SPPC continues its involvement in a cooperative remediation effort with public officials to determine the source and extent of the contaminant and to develop a plan to abate contamination on an area-wide basis. Washoe County has the ability to create a special remediation district to help cover the cost of this effort.
The development of the remediation plan is projected to be completed in 1997.

State Regulatory Commissions
----------------------------

    The Company's planned merger with The Washington Water Power Company resulted in SPPC entering into stipulations with the California Public Utilities Commission in June, 1996. Among other things, SPPC agreed with California to reduce rates by $2.3 million annually by setting all balancing accounts rates to zero and to set all balancing account balances to zero. Additionally, SPPC was to file a General Rate Case, including a Performance Based Ratemaking Mechanism, within 60 days of the end of the month in which the merger was terminated. The rate reduction and the setting of the balances to zero was implemented in June, 1996. SPPC has requested an extension to January 1, 1997, of filing requirements resulting from the termination of the merger. Commission Staff has granted this request.

    As required by a September, 1994 Nevada stipulation which froze SPPC's electric, gas, and water rates for approximately two years, SPPC filed with the Public Service Commission of Nevada (PSCN) an application to decrease deferred electric energy rates $8.2 million and increase purchased gas rates $1.3 million, effective January 1, 1997. The deferred energy and purchased gas filings were accompanied by a motion to adopt the rate plan previously approved by the PSCN in the proceeding related to SPPC's merger with The Washington Water Power Company. If approved, the rate plan would include a one-time refund of $9 million to Nevada electric customers, a one-time refund of $4 million to Nevada gas customers, a rate freeze for electric and gas rates through December 31, 1999, and a 50/50 sharing between customers and shareholders of utility earnings over 12 percent. In addition, the deferred energy and purchased gas filings described above would be withdrawn. The motion has been set for oral argument on December 6, 1996.

    On June 28, 1996, the PSCN issued an order in its electric restructuring investigation which approved forwarding to the Assembly Concurrent Resolution
(ACR) 49 Legislative Subcommittee a report entitled "The Structure of Nevada's Electric Industry: Promoting the Public Interest." That report concluded that the PSCN should continue to acquire information relating to past costs, uneconomic bypass, unbundling, and the potential for anticompetitive practices. Workshops are continuing to be scheduled to investigate these and other issues related to Nevada's electric industry. The Subcommittee is scheduled to issue a report to the Legislature for consideration during the 1997 legislative session.

Federal Energy Regulatory Commission (FERC)
-------------------------------------------

      On April 24, 1996, the FERC issued its final rules concerning transmission open access and stranded cost recovery. The rules were finalized in Orders 888 and 889. The rules required transmission owning utilities to file open access transmission tariffs and rates; SPPC filed open access transmission tariffs and rates on July 9, 1996. The tariffs were accepted for filing and implemented subject to refund, pending the outcome of FERC review.

    On September 25, 1996, the FERC issued an order setting SPPC's proposed transmission rates for hearing. A prehearing conference was convened on October 10, 1996 when a procedural schedule was set. This schedule requires SPPC to file additional information by December 12, 1996 and a hearing on the rates will begin on June 17, 1997.

    Under Order 889, SPPC is required to obtain or develop an electronic bulletin board (OASIS) to facilitate the purchase and sale of transmission service. The service was originally scheduled for implementation by November 1, 1996. However, the FERC extended the in-service date until January 3, 1997.

    Coincidental to the issuance of Order 888, the FERC issued a Notice of Proposed Rule (NOPR) requesting comments on a proposed rule to require the transmission providers to sell capacity reservations on their systems by December, 1997. SPPC submitted comments on October 21, 1996. The proposed rules also require that the transmission provider must also reserve capacity on its own system to serve its native load customers. SPPC is currently reviewing the proposed rules and formulating comments.

OTHER BUSINESS
--------------

Merger
------

    On June 27, 1994, the Company, SPPC, The Washington Water Power Company
(WWP), and Altus Corporation (Altus) entered into an Agreement and Plan of Merger and Reorganization (Merger Agreement), in which WWP, the Company and SPPC would be merged into Altus. Under the terms of the Merger Agreement, if the merger was not consummated on or before June 27, 1996, any party, by providing written notice to the other, could terminate the Merger Agreement provided that party was not then in breach of any obligation under the Agreement which caused or resulted in the failure of the Merger Agreement to be consummated by that date.

    On June 28, 1996, WWP provided written notice to the Company and SPPC that it was terminating the Merger Agreement. Since that time, petitions to withdraw merger applications have been filed by one or more parties in all jurisdictions having approval jurisdiction over the merger.

Electric Business
-----------------

    In its 1995 Form 10-K, SPPC discussed entering into long-term contracts with its customers. Subsequently, tailored contracts and agreements have been developed to provide revenue guarantees (minimum annual bill) and termination charge security for capital investments made on behalf of individual customers. Contract provisions mitigate the risk of extending service to customers, primarily large mining customers, and are designed to recover over the life of the agreements customer-specific investments in facilities. Contract provisions for minimum bills are based on customers attaining minimum annual demand and load factors. Contract provisions for termination charges include recovery of all costs for customer-specific facilities and, for the first five years under the contract, recovery of up to two years of minimum bills. To date, SPPC has negotiated six such contracts, all of which have been approved by the PSCN. Additionally, two more contracts are pending approval with the PSCN. These six long term electric service contracts represent 242 MW under contract with average annual sales of 1,786,709 Mwh.

    SPPC is continuing to negotiate with other existing mining customers to enter into long term service contracts.

Water Business
--------------

      During 1995, comprehensive legislation was adopted by the Nevada Legislature which provides for regional planning and cooperative management of all aspects of water in the region. The Regional Water Planning Commission was created to develop an integrated water plan. SPPC and Washoe County signed an agreement in July, 1996, which provides methodology to determine retail service area boundaries and establishes SPPC as the wholesale purveyor to the region. These cooperative efforts between SPPC and local agencies will help ensure regional planning and integrated water service. The agreement has been sent to the PSCN for approval.

e-three
-------

    e-three, a wholly-owned subsidiary of the Company, was formed in October, 1996 to develop high-efficiency energy solutions to provide savings to customers on heating, cooling, lighting, controls and operational costs. By providing added value to its customers and by generating revenues from new sources, e-three will play an important role in the Company's strategy to compete in the rapidly evolving energy market.

Independent Grid Operator
-------------------------

      On July 12, 1996, SPPC and six other Northwest electric companies signed a memorandum of understanding to create an independent transmission grid operator called "IndeGo" to insure non-discriminatory, open access to electric transmission facilities in compliance with recent FERC rulings. The group plans to file the IndeGo proposal with FERC by December 31, 1996 and anticipates that operation would commence by July, 1997. This memorandum of understanding creates a mechanism to help facilitate the operation of an evolving competitive electric power market. The seven utility companies will be able to increase the efficiency of transmission operations and provide improved access for all users of the regional transmission system.

PART II

ITEM 1.   LEGAL PROCEEDINGS

None.



ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q:

          (15) Letter of independent accountants regarding interim financial information of the Company.

          (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements on Form 10-Q for the period ended September 30, 1996, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b) Reports on Form 8-K:

    None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Sierra Pacific Resources
                                           -----------------------------
                                                  (Registrant)





Date:   November 7, 1996                By:    /s/Malyn K. Malquist
       ------------------                  ------------------------
                                               Malyn K. Malquist
                                             Senior Vice President
                                            Chief Financial Officer
                                         (Principal Financial Officer)
                                         (Principal Accounting Officer)