Form 10-K405
period 1996-12-31
SIERRA PACIFIC RESOURCES
filed 1997-03-21
CIK 741508

================================================================================



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1996    Commission File Number 1-8788

                           SIERRA PACIFIC RESOURCES
            (Exact name of registrant as specified in its charter)

               NEVADA                                           88-0198358
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     P.O. BOX 30150 (6100 NEIL ROAD)
            RENO, NEVADA                                   89520-3150 (89511)
     (Address of principal executive offices)           (Zip Code)

                                (702) 689-5400
              (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
     COMMON STOCK, $1.00 PAR VALUE             NEW YORK STOCK EXCHANGE
     COMMON STOCK, PURCHASE RIGHTS             NEW YORK STOCK EXCHANGE
          (Title of each class)      (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

State the aggregate market value of the voting stock held by non-affiliates. As of March 20, 1997: $899,107,710

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at March 20, 1996:  30,870,651 Shares

    Common Stock, $1.00 par value

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's definitive proxy statement to be filed in connection with the 1996 Annual meeting of shareholders, to be held May 16, 1997, are incorporated by reference into Part III hereof.

================================================================================

                           SIERRA PACIFIC RESOURCES
                         1996 ANNUAL REPORT FORM 10-K
                                   CONTENTS

                                                                          PAGE
                                                                          ----
PART I.
-------


     ITEM 1.   BUSINESS
                    THE COMPANY.........................................    2
                    BUSINESS OUTLOOK AND OVERVIEW.......................    2
                    GENERAL ELECTRIC INDUSTRY TRENDS....................    4
                    MERGER TERMINATION..................................    5
                    GENERAL.............................................    5

     ITEM 2.   PROPERTIES...............................................    6

     ITEM 3.   LEGAL PROCEEDINGS........................................    6

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......    6

PART  II.
---------

     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS........................    9

     ITEM 6.   SELECTED FINANCIAL DATA..................................   10

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS....................   11

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............   20

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.................   52

PART  III.
---------

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......   53

     ITEM 11.  EXECUTIVE COMPENSATION...................................   53

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT.......................   53

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........   53

PART  IV.
--------

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K................................   54

     APPENDIX...........................................................   59

     APPENDIX E.........................................................   60

                                    PART II

ITEM 1.   BUSINESS

                                  THE COMPANY
                                  -----------

     Sierra Pacific Resources hereafter known as the Company or SPR, was incorporated under Nevada Law on December 12, 1983. The Company's mailing address is P.O. Box 30150 (6100 Neil Road), Reno, NV 89520-3150.

     The Company has four primary subsidiaries:  Sierra Pacific Power
Company (SPPC), Tuscarora Gas Pipeline Company (TGPC), Sierra Energy
Company dba e.three (e.three) and Lands of Sierra, Inc. (LOS). SPPC provides electric service to northern Nevada and northeastern California, and natural gas and water service in the Reno/Sparks area of Nevada. The assets of SPPC represented 99% of the consolidated assets of SPR at December 31, 1996. TGPC, in partnership with a subsidiary of TransCanada PipeLines, USA Limited, of Calgary, Alberta, Canada (TransCanada) operates a 229-mile pipeline, placed in service in December 1995. Organized in October, 1996, e.three provides comprehensive energy services in commercial and industrial markets on a regional and national basis. LOS is a real estate management company.


                       BUSINESS OUTLOOK AND OVERVIEW (1)
                       -----------------------------


SIERRA PACIFIC POWER COMPANY
----------------------------

     SPPC is a public utility primarily engaged in the generation, purchase, transmission, distribution and sale of electric energy. It provides electricity to approximately 278,000 customers in a 50,000 square mile service area including western, central and northeastern parts of Nevada, including the cities of Reno, Sparks, Carson City, and Elko and a portion of eastern California, including the Lake Tahoe area. SPPC also provides natural gas service in Nevada to approximately 95,000 customers in an area of about 600 square miles in Reno/Sparks and environs. SPPC supplies water service in Nevada to about 63,000 customers in the Reno/Sparks metropolitan area.

(1) WHEN USED ANYWHERE IN THIS FORM 10-K, OR THE FORM 10-K OF SPPC, ATTACHED AS THE APPENDIX, AND IN FUTURE FILINGS BY THE COMPANY OR SPPC WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATED", "PROJECT", OR "OUTLOOK" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. THE COMPANY WISHES TO ADVISE READERS THAT VARIOUS FACTORS DESCRIBED IN THESE FORMS 10-K COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS. THE COMPANY SPECIFICALLY DECLINES ANY OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

     During 1996 90.6% of the Company's revenues were from retail sales of electricity, natural gas and water in Nevada; 6.8% from retail sales of electricity in California and 2.6% from wholesale sales of electricity in Nevada and California.

     A complete description of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1996, attached hereto as an Appendix.

TUSCARORA GAS PIPELINE COMPANY
------------------------------

     TGPC was formed as a wholly-owned subsidiary in 1993, for the purpose of entering into a partnership (Tuscarora Gas Transmission Company or TGTC) with a subsidiary of TransCanada PipeLines, USA Limited of Calgary, Alberta, Canada (TransCanada) to develop, construct and operate a new natural gas pipeline that serves an expanding gas market in Reno, northern Nevada and northeastern California. To date, the Company has invested approximately $18 million in this subsidiary. In December 1995, TGTC completed construction and began service through a 229-mile pipeline extending from Malin, Oregon southeast to Reno. TGTC interconnects with the Pacific Gas Transmission Company (PGT) at Malin, Oregon. PGT is a major interstate natural gas pipeline extending from Oregon to the U.S./Canadian border. The PGT system provides TGTC customers direct access to natural gas reserves in the Western Canadian Sedimentary basin, one of the largest proven reserves basin in North America.

     As an interstate pipeline, TGTC provides only transportation service.
SPPC and SPR were the only customers of TGTC during most of 1996, contributing 99.5% and .5% of revenues, respectively. The cities of Susanville and Alturas, California, and the Sierra Army Depot at Herlong may take service from TGTC in 1997. These areas of northeastern California have access to natural gas service for the first time as a result of the TGTC construction. Malin, Oregon recently began taking service from TGTC.

E.THREE
-------

Organized in October 1996, e.three is a wholly-owned subsidiary of Sierra Pacific Resources. It provides comprehensive energy services in commercial and industrial markets. Its principal focus is providing energy-related solutions to increase customers' productivity and profits, including: efficiency improvements to lighting, heating, ventilation and air conditioning equipment; installation or improvement of controls and power quality systems; energy procurement; and energy performance contracting. Through December 31, 1996, e.three incurred expenses of $230,324 plus an additional $65,445 capitalized as organizational costs to be amortized over five years. The Company anticipates investing in e.three, through debt or equity, $1.4 million in 1997.

LANDS OF SIERRA, INC.
---------------------

     LOS was organized in 1964 to develop SPPC non-utility property. LOS is engaged in the development and management of land and real estate properties in Nevada and California. These properties include retail, industrial, office and residential sites, and timberland and properties in the Lake Tahoe region. SPR has decided to focus on its core energy businesses and, in keeping with this business strategy, LOS continues to sell its remaining properties. Properties sold in 1996 include an industrial site in Nevada and several Lake Tahoe area properties for a total sales volume of approximately $3.4 million. Properties remaining include only vacant land in Nevada and land leases in the Tahoe region. Management continues to focus on selling most of these remaining properties in 1997.


                       GENERAL ELECTRIC INDUSTRY TRENDS
                       --------------------------------

     There are many different views concerning the electric utility industry and the changes it is experiencing now and will face in the future. Some changes will be regulatory and others may be legislative.

     To meet the challenges such changes may bring to the industry, SPPC has down-sized and reorganized to cut costs, better serve its customers and prepare for competition. SPPC has also negotiated long-term contracts with six of its largest mining customers.

     Nevada electric prices were last increased in 1993; and were subsequently reduced in March 1995, following suspension of deferred energy accounting rules. Natural gas prices were last increased in April 1994, and the last increase in water prices occurred in September 1994. SPPC currently has frozen its Nevada electric and natural gas rates until December 31, 1999 and electric rates in California until December 31, 2000.

     A recent rate plan in Nevada also provides a 50/50 sharing between customers and shareholders of electric and natural gas earnings in excess of a 12 percent return on equity. The plan also provides the opportunity for SPPC, subject to certain conditions, to apply such excess to buying down, or buying out of, higher cost long-term fuel and purchased power contracts. This should reduce future costs in what SPPC expects will be a more competitive environment.

     SPPC continues to be the sole provider in its certificated service territories, however, the Company will continue to closely monitor the changes, both locally and nationally, to prepare for competition.

     SPR's investment in the transmission pipeline business will continue to provide competitive alternatives and greater reliability to new and expanding markets along its routes in Northern California and Nevada. It also provides competitive alternatives for delivery of natural gas used as fuel for power generation.

     Like most companies in the world, SPPC is facing the year 2000 problem. The Company plans to have its problem resolved by December 31, 1998.

     For information regarding regulatory changes affecting SPPC, see Item 7, Nevada Matters, California Matters, FERC Matters and Note 2 of the Company's
--------------  ------------------  ------------
consolidated financial statements.

                              MERGER TERMINATION
                              ------------------

     In June 1994, the Company, SPPC, and The Washington Water Power Company
(WWP) entered into an agreement (Merger Agreement) which provided for the merger of the parties into an entity named Resources West Energy Corporation. (That name was later changed to Altus Corporation). Under the terms of the Merger Agreement, if the merger was not consummated on or before June 27, 1996, either party, by providing written notice to the other, could terminate the Merger Agreement provided that party was not then in breach of any obligation under the Agreement which caused or resulted in the failure of the Merger Agreement to be consummated by that date.

     On June 28, 1996, WWP provided written notice to the Company and SPPC that it was terminating the Merger Agreement. Since that time, petitions to withdraw merger applications have been filed by one or more parties in all jurisdictions having approval jurisdiction over the merger.

     As a result of the termination of the merger, the Company plans to continue to operate SPPC as a separate utility and expand the TGPC and e.three businesses.

     As a result of the termination of the merger certain filings were made in various regulatory jurisdictions by SPPC. See Note 2 to the Company's consolidated financial statements.


                                    GENERAL
                                    -------

NUMBER OF EMPLOYEES
-------------------

     The aggregate number of employees for SPR and its subsidiaries at December 31, 1996, was 1,491. Of that number, 21 were considered part-time. In addition, the Company had 44 temporary employees. SPPC's current contract with the International Brotherhood of Electrical Workers, which represents 61% of the workforce, is in effect until December 31, 1997. The three-year contract provides for a 2.5% general wage increase for all bargaining unit employees beginning January 1, 1995, with 3% increases in both 1996 and 1997. Negotiations on the renewal of the contract will begin in 1997. Nevada is a "right-to-work" state.

RESEARCH, DEVELOPMENT AND DEMONSTRATION
---------------------------------------

     SPR is a holding company which operates through its subsidiaries. Disclosure with respect to funds expended on research and development and the effect of pollution control regulation, seasonality, competition and estimated capital expenditures in connection therewith is contained in the SPPC Annual Report on Form 10-K for the year ended December 31, 1996, attached hereto as an Appendix.

ITEM 2.   PROPERTIES

     The information required by this item is included in Item 1 hereof. A complete description of SPPC's property is included in SPPC's Annual Report on Form 10-K for the year ended December 31, 1996, attached hereto as an Appendix.


ITEM 3.   LEGAL PROCEEDINGS

     The Company, through the course of its normal business operations, is currently involved in a number of legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on its financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     Pursuant to General Instruction G, the following information is included as an additional item in Part I, as of December 31, 1996:


                     EXECUTIVE OFFICERS OF THE REGISTRANT

Walter M. Higgins, 52, Chairman, President and Chief Executive Officer

          Mr. Higgins continues to serve as Chairman, President and Chief Executive Officer of Sierra Pacific Resources since January 1994.
     He has been President and Chief Executive Officer of Sierra Pacific Power
     Company since February 1994.   Prior to assuming his current duties, Mr.
     Higgins was President and Chief Operating Officer of the Company from November 1993 to January 1994. He served as President and Chief Operating Officer of Louisville Gas and Electric Company from 1991 to November 1993. Mr. Higgins held various executive positions with Portland General Electric from 1977 to 1991. Mr. Higgins is also a director of Aegis Insurance Services, Inc.


William E. Peterson, 49, Senior Vice President, General Counsel and Corporate
                     Secretary

          Mr. Peterson was elected to his present position in January 1994. Mr. Peterson holds the same position with Sierra Pacific Power Company. He was previously Senior Vice President, Corporate Counsel from July 1993 to January 1994. Prior to joining the Company in 1993, he served as general counsel and resident agent for Sierra Pacific Resources since 1992. Mr. Peterson was a partner in the Woodburn and Wedge Law Firm from 1982 to 1993.


Malyn K. Malquist, 44, Senior Vice President - Distribution Services Business
                   Group; Principal Operations Officer; Acting Chief Financial Officer and Treasurer

          Mr. Malquist was elected to his present position in August 1996 and holds the same position with Sierra Pacific Power Company. Mr. Malquist was Senior Vice President and Acting Chief Financial Officer and Treasurer for the Company and Sierra Pacific Power Company from August 1996 to February 1997. Mr. Malquist was elected Senior Vice President and Chief Financial Officer of the Company and SPPC when he joined the Company in April 1994. He was previously with San Diego Gas and Electric Company, where since 1978, he held various financial positions, including Treasurer in 1990 and Vice President in 1993.

Mark A. Ruelle, 35, Senior Vice President, Chief Financial Officer
                and Treasurer

          Mr. Ruelle was elected to his present position effective March 1, 1997 and holds the same position with Sierra Pacific Power Company. Prior to joining the Company, Mr. Ruelle was with Western Resources, Inc., where he held the positions of President, Westar Energy in 1996; Vice President, Corporate Development in 1995; and numerous positions in finance, treasury, strategic planning, and regulatory affairs. Mr. Ruelle had been with Western Resources, Inc., since 1986.


Victor H. Pena, 48, Vice President - Business Development

          Mr. Pena was elected to his current position with the Company in December 1995. Since February 1995, he has served as President of Lands of Sierra, Inc. He holds the title Vice President Technology, Information Services and Business Development with Sierra Pacific Power Company. Prior to joining the Company, he was Director of Financial Planning and Budget with Louisville Gas and Electric Company from April 1991 to May 1994. From early 1990 to mid 1991, Mr. Pena was President and owner of his own business, and from 1986 to 1990, was the Director of Planning and Analysis of Kentucky Fried Chicken, a division of Pepsico.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     SPR's Common Stock is traded on the New York Stock Exchange (symbol SRP). The dividends paid per share and the high and low sale prices of the Common Stock in the consolidated transaction reporting system as reported in "The Dow Jones News Retrieval Service" for 1996 and 1995 are as follows:

                                  Dividends Paid         Price Range
1996                                Per Share         High           Low
                                    ---------         ----           ---
   First Quarter                      .280             25 1/8         22 5/8
   Second Quarter                     .295             25 3/4         23 3/8
   Third Quarter                      .295             26 3/4         24 3/8
   Fourth Quarter                     .295             29 1/8         25 3/4

1995
   First Quarter                      .280             20 1/8         18 1/8
   Second Quarter                     .280             20 7/8         18 1/2
   Third Quarter                      .280             21 5/8         20 1/8
   Fourth Quarter                     .280             23 5/8         21 1/8

Number of Security Holders:

   Title of Class                              Number of Holders
   --------------                              -----------------

Common Stock: $1.00 Par Value               As of March 20, 1997: 23,119

     During 1996, SPR has continued the dividend policy of its predecessor company which has paid cash dividends on its Common Stock each year since 1916 and quarterly dividends every year since 1946. Future dividends are subject to factors that ordinarily affect dividend policy, such as future earnings and the financial condition of SPR. As of December 31, 1996, SPR's dividend payout ratio was 54% based on 1996 consolidated earnings.

     On February 18, 1997, the SPR Board of Directors voted to increase its next quarterly common dividend from $.295 per share to $.31 per share. This dividend of approximately $9.6 million will be paid on May 1, 1997.

     SPR's primary source of funds for the payment of dividends to its stockholders is dividends paid by SPPC on its Common Stock, all of which is owned by SPR. See Note 12 to the Company's consolidated financial statements.

ITEM 6.   SELECTED FINANCIAL DATA (in thousands of dollars,)


                                                               Year Ended December 31,
                                                  (dollars in thousands, except per share amounts)
                                                   ----------------------------------------------
                                            1996           1995          1994          1993           1992
                                            ----           ----          ----          ----           ----
Operating Revenues                      $  627,711       $  606,122    $  626,312    $  528,075    $   481,810
                                        ==========       ==========    ==========    ==========    ===========

Operating Income                        $  108,878       $  104,760    $   98,513    $   87,893    $    69,844
                                        ==========       ==========    ==========    ==========    ===========

Net Income                              $   66,879       $   58,039    $   52,366    $   44,890    $    28,149 (1)
                                        ==========       ==========    ==========    ===========

Net Income Per Share                    $     2.19       $     1.95    $     1.79    $     1.67    $      1.09 (1)
                                        ==========       ==========    ==========    ==========    ===========


Total Assets                            $1,869,354       $1,756,627    $1,632,703    $1,608,946    $ 1,437,592
                                        ==========       ==========    ==========    ==========    ===========

Long-Term Debt and
 Redeemable Preferred
 Stock                                  $  686,346       $  587,533    $  582,309    $  578,211    $   595,545
                                        ==========       ==========    ==========    ==========    ===========


Cash Dividends Paid
 Per Common Share                       $    1.165       $    1.120    $    1.120    $    1.120    $     1.480
                                        ==========       ==========    ==========    ==========    ===========

(1)  Includes after-tax write-downs of assets of $11,549.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SPR's net income in 1996 was $66.9 million, an increase of $8.9 million compared to 1995. Earnings were driven by strong customer growth, weather-related increases in electricity and natural gas sales for the principal subsidiary, SPPC, and profitable performances by SPR's other principal subsidiaries.

                             RESULTS OF OPERATIONS
                             ---------------------

SPPC
----
     Net income before preferred dividends in 1996 was $73.7 million, an increase of $7.7 million compared to 1995. SPPC's most recent three-year average return on year-end common equity was 10.5%. For 1996, SPPC was authorized to earn a return on equity of 12% in its Nevada electric department, and 11.5% and 11.75%, respectively, in its Nevada gas and water departments. In November 1995, the California Commission changed the electric authorized return on common equity from 11.3% to 11.6%, effective January 1, 1996.

     On February 6, 1997, the Nevada Commission approved a new rate plan. As part of the new rate plan SPPC will refund $13 million to electric customers. SPPC recorded this refund in 1996 as a reduction in revenues. See Note 2 of the Company's consolidated financial statements.

     Nevada, SPPC's primary jurisdiction, uses a marginal cost method for setting electric and gas rates by customer class. As a result, changes in sales mix (i.e., consumption by customer class) can result in increases or decreases in revenues, regardless of changes in total consumption.

     The components of revenue margin are set forth below (dollars in thousands):

                                   1996       1995       1994
                                 --------   --------   --------
Operating Revenues:
   Electric                      $507,004   $491,419   $498,680
   Gas                             67,376     62,572     65,174
   Water                           45,344     43,793     39,339
                                 --------   --------   --------
        Total Revenues            619,724    597,784    603,193
                                 --------   --------   --------
Energy Costs:
   Electric                       223,177    212,473    244,404
   Gas                             32,479     37,330     41,296
                                 --------   --------   --------
        Total Energy Costs        255,656    249,803    285,700
                                 --------   --------   --------
          Revenue Margin         $364,068   $347,981   $317,493
                                 ========   ========   ========

Revenue Margin by Division:
   Electric                      $283,827   $278,946   $254,276
   Gas                             34,897     25,242     23,878
   Water                           45,344     43,793     39,339
                                 --------   --------   --------
        Total                    $364,068   $347,981   $317,493
                                 ========   ========   ========

     Energy costs are comprised of purchased power, fuel for power generation, gas purchased for resale and deferred energy. Average energy costs are set forth below:

                                 1996     1995     1994
                                ------   ------   ------
Average cost per KWH
  of purchased power             3.15c    3.35c    3.64c
Average cost per KWH
  of generated power             2.20c    2.02c    2.31c
Average cost per therm of
  gas purchased for resale      27.48c   32.74c   29.12c

     The $15.6 million, 3.2%, increase in electric operating revenues during 1996 generally followed the regional increase in customers. The $7.3 million, 1.5%, decrease in 1995 electric operating revenues, compared to 1994, was due primarily to the $18.8 million fuel rate decrease granted by the Nevada Commission on May 1, 1995. This decrease was offset by a simultaneous $6.5 million general base rate increase and continued customer and MWH sales growth.

     Gas operating revenues for 1996 increased $4.8 million, 7.7%, over 1995, due to increased sales and continued customer growth. 1995 gas operating revenues were down $2.6 million, 4.2%, compared to 1994, primarily due to warmer weather in the fourth quarter of 1995. This decrease was partially offset by continued customer and gas sales growth throughout the year.

     Water department revenues increased $1.6 million, 3.5%, during 1996, primarily as a result of customer growth. Water revenues increased $4.5 million, 11.3%, during 1995 over 1994, reflecting a full year of a $6 million rate increase and customer growth.

     During 1996, SPPC increased both its levels of electric generation and power purchases in order to keep pace with the increasing demand for electricity. Kilowatt hours generated in 1996 increased 11.3% from 1995 levels, and kilowatt hours purchased increased 8.7% during the same period. The total cost of electric generation per kilowatt hour increased 8.9% from 1995 to 1996, driven by a 20.9% increase in the cost of fuel between years. This increase in fuel costs is due primarily to an increase in the cost of natural gas over the lower levels of 1995. Despite this increase, natural gas remained the fuel of choice for 1996, rather than oil or coal. The total cost of purchased power increased only $2.8 million, 2.1%, from 1995 to 1996. The increase in volume of power purchases and the reduced cost per KWH are due to increased availability of inexpensive hydro-electric power from the Northwest, as a result of wet winter weather in that region. In 1995 and 1994, purchased power and fuel costs for power generation decreased by $6.7 million, 5.3%, and $5.1 million, 5.6%, respectively. During the same period, SPPC increased generation by 7.7% and purchased power 1.3%, however, the combined cost of both declined from 1994 due to lower unit costs of purchased power and natural gas.

     For 1996, while SPPC increased total therms of natural gas purchased for resale by 8.0%, the total cost of acquiring those therms decreased by $3.3 million, 9.3%, due to a 16.1% decrease in per-therm cost, from 1995. Purchased gas in 1995 was up $2.1 million, 6.3%, from the prior year due to a 12.4% increase in unit costs, offset by a 2.6% reduction in weather-related sales.

     Deferral of energy costs-net decreased following the suspension of deferred energy accounting in SPPC's California jurisdiction. The 1996 income represents the write-off of the over-collected balance at the time of the suspension. Deferral of energy costs-net decreased from 1994 to 1995, following the Nevada Commission authorized change in deferred energy accounting. In March 1995, the remaining balances in SPPC's (Nevada jurisdiction, only) deferred energy receivables accounts were collected and SPPC suspended use of the deferred energy accounting methodology. Fluctuations in purchased gas, fuel and purchased power expenses from the base fuel rates are now reflected in earnings. Refer to Note 2 of the Company's consolidated financial statements for discussion of deferred energy accounting.

     Other operating expenses including labor, services and materials were up $1.6 million, 1.3%, from 1995, excluding the cost of a coal contract buy-out. Including the cost of the $4 million coal contract buy-out, these 1996 operating expenses were up 4.7% over 1995. The 1995 expenses were $10.3 million, 9.6%, higher than for 1994 due primarily to $11.6 million of merger expense. 1995 and 1996 increases in wages for bargaining unit employees, and additional water treatment expenses were offset by staff reductions.

     SPPC's gas and water departments experienced negligible increases in maintenance expense in 1996. Electric department maintenance expense was up $1.8 million, 11.4%, in 1996, due primarily to maintenance on the Valmy power plant boiler $506,145, transmission stations $625,841, and overhead lines $333,591. Total maintenance costs were up $2.2 million, 13.3%, in 1995 over 1994, due primarily to the overhaul of two turbine generators at the Tracy plant and maintenance of overhead distribution lines.

     Continued additions to utility plant contributed to an increase in depreciation expense of $3.1 million, 5.5%, over the prior year for both 1996 and 1995.

     Operating income taxes declined $1.1 million, 3.0%, in 1996, due to the deductibility of merger expenses following the termination of the merger. Operating income taxes for 1995 increased by $8.3 million, 28.4%, over 1994 due to increased pre-tax income and the tax impact of merger costs, a portion of which were not expected to be deductible for tax purposes.

     Increases in property, franchise, and other non-income taxes accounted for the $1.1 million, 6.4%, increase in this category for both 1996 and 1995 over the prior years. These increases are consistent with the increase in revenues and utility plant.

    Allowance for funds used during construction (AFUDC) is calculated using rates commensurate with the cost of debt and equity financing. For 1996, the AFUDC rate was higher than in 1995; and combined with higher construction-work-in-progress (CWIP) balances for the Alturas Intertie project, the Chalk Bluff water plant, and plant associated with the Pinon project throughout 1996, caused a doubling in AFUDC. The increase in AFUDC from 1995 was due to higher CWIP balances, especially in electric and water departments, offset slightly by lower rates.

    For 1996, other income(expense)-net was significantly higher ($.9 million income vs. $3.4 million expense) than in 1995. The 1995 data included among other items: non-recurring expense adjustments for transition interest and customer shared savings program; a change in tax regulations related to water department trust fund interest in 1994; lower carrying charge income; and a potential overcharge related to facilities. The 1995 amount was lower than in 1994 due to a reduction in carrying charge income, a reduction in income from the variable rate note trust; and a reduction in non-operating income tax.

    Other interest expense increased $2.8 million in 1996, due primarily to the absence of 1995 adjustments that reduced interest expense that year. Other interest expense for 1995 was $4.1 million, 69.5%, lower than 1994 due primarily to reversal of interest accruals related to IRS audit matters.


TGPC
----
     Tuscarora Gas Pipeline Company had net income of $2.16 million in 1996 compared with $0.66 million in 1995. Commercial operation of TGTC's pipeline began in December 1995. TGPC's 1996 net income was due to investments in the natural gas pipeline. Income in 1995 was due primarily to TGPC's 50% share of AFUDC incurred during the construction period. The Company anticipates TGPC to be self-sustaining in 1997 and, therefore, plans no further capital contributions to TGPC.


LOS
---

     Lands of Sierra contributed $0.96 million to consolidated net income in 1996, due to continuing land sales. LOS reported a decrease of $17.5 million in revenues for 1995 compared to 1994. This decrease was due to a large number of property sales in 1994. Cost of sales also decreased in this period, resulting in a net decrease of $3.9 million in net income. These property sales are part of SPR's strategy of focusing on its utility businesses.

OTHER SUBSIDIARIES AND E.THREE
------------------------------

     Combined, these entities contributed a net loss for the year ended December 31, 1996 of approximately $370,000 compared to net income of $607,000 and $290,000 in 1995 and 1994.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

     The table below shows cash construction expenditures and net internally generated cash for 1994 - 1996 (dollars in thousands):


                                      1996        1995        1994        Total
                                    ---------   ---------   ---------   ---------

Cash Construction Expenditures      $179,102    $133,088    $108,822    $421,012
                                    ========    ========    ========    ========
Net Cash Flow from Operating
 Activities                         $110,448    $158,065    $139,034    $407,547
Less: Cash Dividends Paid             42,032      40,668      40,636     123,336
                                    --------    --------    --------    --------
Net Internally Generated
 Cash                               $ 68,416    $117,397    $ 98,398    $284,211
                                    ========    ========    ========    ========
Net Internally Generated Cash
 as a Percentage of Cash
 Construction Expenditures                38%         88%         90%         67%
                                    ========    ========    ========    ========

     The Company estimates that 61% of its 1997 cash construction requirements will be provided by internally generated funds. The remaining 39% will be provided by a variety of other sources including issuance of long-term and short-term debt.

     Estimated construction expenditures for 1997 and the period 1998-2001 are as follows (dollars in thousands):


                                                            Total
                                  1997       1998-2001      5-Year
                               ----------   -----------   ----------
Electric Facilities             $111,091      $398,631     $509,722
Water Facilities                  21,240        45,202       66,442
Gas Facilities                     9,565        35,051       44,616
Common Plant                       4,579        11,516       16,095
                                --------      --------     --------
 Total Construction
  Expenditures                   146,475       490,400      636,875
AFUDC                             (8,456)       (9,651)     (18,107)
Salvage, Net of Cost of
 Removal                           1,089         3,648        4,737
Net Customer Advances and
 Contributions in Aid of
  Construction                    (3,634)      (14,491)     (18,125)
                                --------      --------     --------
 Total Cash Requirements        $135,474      $469,906     $605,380
                                ========      ========     ========

NOTE: These construction expenditures do not include investments in TGPC or e.three.

CAPITAL STRUCTURE
-----------------

     On January 3, 1995, SPPC replaced its lines-of-credit arrangements with an $80 million revolving credit facility, thus assuring itself a committed facility to support its commercial paper borrowings. At December 31, 1996, SPPC had $38.0 million of short-term borrowings outstanding, all of which were in commercial paper. SPPC's commercial paper is rated P2, A2 and D1- by Moody's, Standard & Poor's and Duff & Phelps, respectively.

     The Company has a $10 million revolving credit facility with Barclay's Bank, PLC. This line has been extended until April 26, 1997. There is currently no outstanding balance, and the Company does not expect to draw on the facility in 1997.

     The Company's actual capital structure at December 31, 1996, 1995 and 1994 was as follows (dollars in thousands):


                                1996                 1995                1994
                         ------------------   ------------------   -----------------
Short-Term Debt (1)       $   63,434    (4%)   $   73,470    (6%)   $   59,143   (5%)
Long-Term Debt               637,846   (45%)      573,933   (45%)      561,909  (46%)
Preferred Stock              121,615    (9%)       86,715    (7%)       93,515   (8%)
Common Equity                594,859   (42%)      544,550   (42%)      508,722  (41%)
                          ----------------     ----------------     ---------------

                          $1,417,754  (100%)   $1,278,668  (100%)   $1,223,289 (100%)
                          ================     ================     ===============

(1)  Including current maturities of long-term debt and preferred stock.

     The Company has $40 million of senior notes which include Series B through E due in years 1997 through 2000. In April 1996, the Company redeemed $10 million of the notes, and in April 1997, another $10 million will mature.

     The indenture under which SPPC's first mortgage bonds are issued prescribes certain coverage ratios that must be met before additional bonds may be issued. At December 31, 1996, these coverage provisions would allow for the issuance of approximately $477 million in additional first mortgage bonds at an assumed interest rate of 8%. SPPC's long-term debt is rated A3, A- and A- by Moody's, Standard & Poor's and Duff & Phelps, respectively. SPPC's pre-tax interest coverages for 1996, 1995, and 1994 were 3.50, 3.78, and 3.21, respectively.

     On November 13, 1996, the Company's Board of Directors declared a common dividend of $9.1 million that was paid on February 1, 1997. On February 18, 1997, the SPR Board voted to increase its next quarterly common dividend from $.295 per share to $.310 per share. This dividend of approximately $9.6 million will be paid on May 1, 1997. On the same date, SPPC's Board declared both common ($18.0 million) and preferred ($1.4 million) dividends, payable May 1, and June 1, 1997, respectively.

     In December 1996, SPPC registered $35 million of collateralized debt securities. See Note 8 of the Company's consolidated financial statements.

     On June 3, 1996, SPPC redeemed the remaining 408,0000 shares of Series G, 8.24% Preferred Stock, at par value for $20.4 million. On July 29, 1996, Sierra Pacific Capital I, (the Trust), a wholly-owned subsidiary of SPPC, issued $48.5 million (1,940,000 shares) 8.60% Trust Originated Preferred Securities (the Preferred Securities). See Note 7 of the Company's consolidated financial statements.


NEVADA MATTERS
--------------

     Under Nevada law, general rate increases must be based upon 12 months experienced (historic) costs. A 12-month historic test year may be updated an additional 90 days for certified expenditures and revenues. The Nevada Commission is obligated to issue its final decision within 180 days after the filing.

     As provided by statute, SPPC is allowed to use deferred energy accounting procedures in its retail electric and gas operations. The intent of these procedures is to capture fluctuations in the cost of purchased gas, fuel and power. Deferred energy accounting allows a utility to defer the difference between actual monthly expense and the rates it is allowed to recover from its customers. The procedures also allow for an annual updating of fuel and purchased power costs and the amortization of deferred balances over a 12 month period. An optional mid-year filing can occur if the increase or decrease in total revenues exceeds 5%. The Company has suspended deferred energy accounting in its Nevada and California jurisdictions. See Note 2 of the Company's consolidated financial statements.

     As a result of the termination of the merger certain filings were made. See Note 2 of the Company's consolidated financial statements.

     Nevada has begun investigating various proposals which could result in a restructuring of the electric industry and increase competition among power providers. On June 28, 1996, the Nevada Commission issued an order in its electric restructuring investigation which approved forwarding to a Legislative Subcommittee a report entitled "The Structure of Nevada's Electric Industry:
Promoting the Public Interest". That report concluded that the Nevada Commission should continue to acquire information relating to past costs, uneconomic bypass, unbundling, and the potential for anticompetitive practices. Workshops are continuing to be scheduled to investigate these and other issues related to Nevada's electric industry. The subcommittee issued a report to the Legislature for consideration during the 1997 legislative session. The Company cannot predict the outcome of these investigations or the effect that the adoption of any such proposals would have on SPPC or its future earnings.

CALIFORNIA MATTERS
------------------

     SPPC utilizes an Energy Cost Adjustment Clause (ECAC) which provides for electric deferred energy accounting procedures similar to those described under "Nevada Matters" above. In addition, the California Commission permits the use of the following adjustment mechanisms: Attrition Rate Adjustment (ARA), a procedure used to adjust rates between tri-annual general rate filings and Electric Revenue Adjustment Mechanism (ERAM), a procedure used to adjust revenues for fluctuations in sales from those levels adopted in a general rate case decision.

     During the merger time frame SPPC reached agreements with the California Commission concerning these mechanisms. As a result of the termination of the merger certain filings were made. See Note 2 of the Company's consolidated financial statements.

     On September 24, 1996, the Governor of California signed into law a bill restructuring California's electric services industry and reforming regulation. That bill provided for the restructuring of the electric industry beginning January 1, 1998. The law included creation of an Independent System Operator
(ISO) to efficiently operate the State's transmission system and ensure comparable access for power suppliers. It will also create a Power Exchange (PX) to function as a spot market for electricity, and over time, to provide customers direct access to alternative suppliers. Utility provisions of performance-based ratemaking will be applied to remaining monopoly distribution services. Stranded costs will be recovered through a separate competitive transition charge on customers' bills.

     On March 4, 1997, the California Senate Committee on Energy, Utilities and Communications met to discuss how provisions of the restructuring bill apply to small and multi-jurisdictional utilities such as SPPC. The committee reviewed the relevant provisions of the legislation and clarified that utilities have the option to request recovery of stranded costs. Utilities requesting recovery of stranded costs are required to freeze rates at June 10, 1996 levels and provide a 10% rate reduction for residential and small commercial customers. The committee also clarified that if utilities do not request recovery of stranded costs they are not required to participate in the ISO and PX. All utilities, including SPPC, are required to make direct customer access available (based upon a yet unreleased CPUC phase-in plan) beginning January 1, 1998, so long as transmission facilities linking the utility to the ISO grid exist.


FERC MATTERS
------------

     On April 24, 1996, the FERC issued its final rules concerning transmission open access and stranded cost recovery. These were finalized in FERC Orders 888 and 889. The rules require that all public utilities that own and/or control transmission facilities must file tariffs that allow third parties to utilize the transmission facilities on a comparable basis to the use by the transmission owners. The transmission provider must provide tariffs that allow third parties to purchase point-to-point transmission service or service that has multiple points of receipt and delivery, much the same as the provider, which is called network service. The orders also require that the transmission provider "unbundle" the transmission rates into a transmission-only rate plus ancillary services for generation and scheduling activities performed by the provider.

The purchase of the ancillary services by the customer from the transmission provider is largely optional.

     SPPC filed its initial tariffs for open access transmission service by July 9, 1996 as required by FERC Order 888 (the Order). Final acceptance and approval of the filed rates are expected to occur over the following year, with the resulting rates, terms and conditions determined by the FERC for each utility. The impact of the new transmission rate and the provision of expanded transmission service have not been fully determined at this time.

     On July 12, 1996, SPPC and six other northwest electric companies signed a memorandum of understanding to study the feasibility of creating an independent transmission grid operator (INDEGO) to insure non-discriminatory, open access to electric transmission facilities in compliance with the FERC rulings. Since that date, 12 other utilities have joined the group bringing the current number of participants to 19. The group plans to file the INDEGO proposal with FERC by the summer of 1997, and anticipates that limited operation would commence in early 1999.

     Another requirement of the order is for utilities to establish an electronic bulletin board (OASIS) to facilitate the purchase and sale of transmission service. SPPC has contracted with Salt River Project to meet this requirement and is part of the Southwest OASIS (SWOASIS). The SWOASIS became operational January 3, 1997 in accordance with FERC requirements, and can be found on the internet (http://www.swoasis.com).

     The Order also requires a distinct separation of personnel who act as wholesale marketers and as transmission marketers. SPPC accomplished this requirement through restructuring into business units that separate these functions under different officers. The wholesale marketers for SPPC no longer have exclusive access to information related to the transmission system. The wholesale marketers are required to place service requests and purchases based on information provided on the OASIS in the same manner as all other third parties.


OTHER
-----

     Inflation affects the prices SPR and its subsidiaries must pay for labor, materials, equipment and supplies used in operations, maintenance and construction. Changes in fuel, purchased power and purchased gas costs, as a result of inflation or otherwise, were recovered through balancing account mechanisms in years prior to 1995. Beginning in April 1995, changes in these costs, like all other costs, are recovered through general rate requests. Regulatory principles generally provide for recovery of the original cost of plant investment. To the extent that SPPC experiences regulatory lag, the effects of inflation included therein are unrecovered.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

REPORTS OF INDEPENDENT ACCOUNTANTS.........................................   21

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets
       As of December 31, 1996 and 1995....................................   23

    Consolidated Statements of Income
       Years Ended December 31, 1996, 1995 and 1994........................   24

    Consolidated Statements of Retained Earnings
       Years Ended December 31, 1996, 1995 and 1994........................   25

    Consolidated Statements of Capitalization
       As of December 31, 1996 and 1995....................................   26

    Consolidated Statements of Cash Flows
       Years Ended December 31, 1996 and 1995..............................   27

    Notes to Consolidated Financial Statements.............................   28

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Sierra Pacific Resources
Reno, Nevada

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 1995 and 1994 were audited by other auditors whose report, dated February 16, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1996 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Reno, Nevada
February 14, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Sierra Pacific Resources

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1995, and the related consolidated statements of income, cash flows, and retained earnings for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sierra Pacific Resources and subsidiaries at December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

San Francisco,  California
February 16, 1996

                           SIERRA PACIFIC RESOURCES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                December 31,
                 ASSETS                                             1996                      1995
                 ------                                        -------------            -------------
Utility Plant, at Original Cost:
    Plant in service                                           $   1,984,781             $  1,816,444
    Less accumulated provision for
      depreciation                                                   606,406                  556,710
                                                               -------------             ------------
                                                                   1,378,375                1,259,734
    Construction work in progress                                    164,835                  153,067
                                                               -------------             ------------
                                                                   1,543,210                1,412,801
                                                               -------------             ------------
Investments in subsidiaries and other
  property, net                                                       44,583                   45,290
                                                               -------------             ------------
Current Assets:
    Cash and cash equivalents                                          4,949                    4,243
    Accounts receivable less provision
     for uncollectible accounts: 1996 -
     $2,196, 1995 - $1,543                                            94,736                   92,177
    Materials, supplies and fuel, at average
     cost                                                             27,586                   30,455
    Other                                                              4,472                    2,538
                                                               -------------             ------------
                                                                     131,743                  129,413
                                                               -------------             ------------
Deferred Charges:
    Regulatory tax asset                                              67,667                   69,610
    Other regulatory assets                                           67,319                   82,841
    Other                                                             14,832                   16,672
                                                               -------------             ------------
                                                                     149,818                  169,123
                                                               -------------             ------------
                                                               $   1,869,354             $  1,756,627
                                                               =============             ============
       CAPITALIZATION AND LIABILITIES
       ------------------------------
Capitalization:
    Common shareholders' equity                                $     594,859             $    544,550
    Preferred stock                                                   73,115                   73,115
    Preferred stock subject to mandatory
     redemption:                                                           -                   13,600
     Series G
     SPPC-obligated Mandatorily Redeemable
       Preferred Securities of SPPC's
       Subsidiary Trust, Sierra Pacific
       Power Capital I, holding solely $50
       million principal amount of 8.60%
       Junior Subordinated Debentures of SPPC,
       due 2036                                                       48,500                        -
    Long-term debt                                                   637,846                  573,933
                                                               -------------             ------------
                                                                   1,354,320                1,205,198
                                                               -------------             ------------
Current Liabilities:
    Short-term borrowings                                             38,000                   56,112
    Current maturities of long-term debt and
     preferred stock                                                  25,434                   17,358
    Accounts payable                                                  53,804                   91,885
    Accrued interest                                                   6,849                    6,109
    Other current liabilities                                         43,530                   31,900
                                                               -------------             ------------
                                                                     167,617                  203,364
                                                               -------------             ------------
Deferred Credits:
    Accumulated deferred federal income taxes                        164,199                  159,300
    Accumulated deferred investment tax credits                       41,836                   43,797
    Regulatory tax liability                                          42,870                   45,084
    Customer advances for construction                                39,429                   40,168
    Other                                                             59,083                   59,716
                                                               -------------             ------------
                                                                     347,417                  348,065
                                                               -------------             ------------
Commitments and Contingencies  (Note 16)                       $   1,869,354             $  1,756,627
                                                               =============             ============

    The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Year Ended December 31,
                                            ---------------------------------------------
                                               1996             1995             1994
                                            -----------      -----------      -----------
Operating Revenues:
  Electric                                  $   507,004      $   491,419      $   498,680
  Gas                                            67,376           62,572           65,174
  Water                                          45,344           43,793           39,339
  Other                                           7,987            8,338           23,119
                                            -----------      -----------      -----------
                                                627,711          606,122          626,312
                                            -----------      -----------      -----------
Other Expenses:
  Operation:
    Purchased power                             122,272          119,464          126,190
    Fuel for power generation                   102,601           84,878           89,937
    Gas purchased for resale                     32,519           35,864           33,739
    Deferral of energy costs-net                 (1,736)           9,597           35,834
    Other                                       129,810          123,670          127,404
  Maintenance                                    20,672           18,391           16,235
  Depreciation and Amortization                  58,118           55,076           52,570
  Taxes:
    Income taxes                                 35,626           36,574           28,939
    Other than income                            18,951           17,848           16,951
                                            -----------      -----------      -----------
                                                518,833          501,362          527,799
                                            -----------      -----------      -----------
Operating Income                                108,878          104,760           98,513
                                            -----------      -----------      -----------

Other Income:
  Allowance for other funds used
   during construction                            5,231            1,245            2,042
  Other income (expense) - net                    1,289           (2,244)           2,808
                                            -----------      -----------      -----------
                                                  6,520             (999)           4,850
                                            -----------      -----------      -----------
    Total Income Before Interest Charges        115,398          103,761          103,363
                                            -----------      -----------      -----------
Interest Charges:
  Long-term debt                                 39,770           38,477           38,731
  Other                                           4,624            2,873            5,834
  Allowance for borrowed funds used during
   construction and Capitalized Interest         (3,924)          (3,002)          (1,502)
                                            -----------      -----------      -----------
                                                 40,470           38,348           43,063
                                            -----------      -----------      -----------

Income Before Obligated Mandatorily
   Redeemable Preferred Securities               74,928           65,413           60,300
Preferred Dividend Requirements of
   SPPC-Obligated Mandatorily Redeemable
   Preferred Securities                          (1,749)               -                -
                                            -----------      -----------      -----------
Income Before Preferred Dividends                73,179           65,413           60,300
Preferred Dividend Requirements of
   Subsidiary                                    (6,300)          (7,374)          (7,934)
                                            -----------      -----------      -----------

Net Income                                  $    66,879      $    58,039      $    52,366
                                            ===========      ===========      ===========

Net Income Per Share                        $      2.19      $      1.95      $      1.79
                                            ===========      ===========      ===========

Weighted Average Shares of
  Common Stock Outstanding                   30,495,224       29,754,978       29,219,078
                                            ===========      ===========      ===========


Annual Dividends Paid Per Share of
  Common Stock                              $     1.165      $     1.120      $     1.120
                                            ===========      ===========      ===========


     The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                             (DOLLARS IN THOUSANDS)

                                                   Year Ended December 31,
                                             1996           1995           1994
                                           ---------      ---------      --------
Retained Earnings at Begining of           $ 80,845       $ 58,062       $ 46,631
Year
Income Before Preferred Dividends            73,179         65,413         60,300
                                           --------       --------       --------
                                            154,024        123,475        106,931

Other                                          (268)             -              -
Dividends Declared:
  Preferred stock of subsidiary              (5,879)        (9,205)        (7,981)
  Common stock                              (36,136)       (33,425)       (40,888)
                                           --------       --------       --------

Retained Earnings at End of Year           $111,741       $ 80,845       $ 58,062
                                           ========       ========       ========

    The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (DOLLARS IN THOUSANDS)

                                                                             December 31,
                                                                      1996                1995
                                                                ---------------     ---------------
Common Shareholders' Equity:
---------------------------
  Common stock $1.00 par value,
   authorized 90,000,000 shares, issued and
   outstanding 1996, 30,815,936 shares;
   1995, 30,034,513 shares                                       $   30,816          $   30,035
  Additional paid-in capital                                        452,302             433,670
  Retained earnings                                                 111,741              80,845
                                                                 ----------          ----------
  Total common shareholders' equity                                 594,859             544,550
                                                                 ----------          ----------

Preferred Stock of Subsidiary:
-----------------------------
  Cumulative preferred stock:
  Not subject to mandatory redemption:
   $50 par value:
     Series:  A, $2.44 dividend                                       4,025               4,025
              B, $2.36 dividend                                       4,100               4,100
              C, $3.90 dividend                                      14,990              14,990
   $25 stated value:
     Class A Series I, $1.95 dividend                                50,000              50,000
                                                                 ----------          ----------
   Subtotal                                                          73,115              73,115
  Subject to mandatory redemption:
   $50 par value:
     Series:  G, $4.12 dividend                                           -              13,600
   $25 stated value:
     SPPC-obligated  Mandatorily  Redeemable
     Preferred Securities of SPPC's Subsidiary Trust,
     Sierra Pacific Power Capital I, holding solely $50
       million principal amount of 8.60% Junior
       Subordinated Debentures of SPPC, due 2036                     48,500                   -
                                                                 ----------          ----------
  Total preferred stock                                             121,615              86,715
                                                                 ----------          ----------
Long-Term Debt:
---------------
  First Mortgage Bonds:
   6.50% Series K due 1997                                                -              15,000
   Unamortized bond premium and
     discount, net                                                     (906)               (947)
                                                                 ----------          ----------
   Subtotal, excluding current portion                                 (906)             14,053
                                                                 ----------          ----------
Debt Secured by First Mortgage Bonds:
------------------------------------
  2.00%  Series Z due 2004                                              135                 155
  2.00%  Series O due 2011                                            1,736               1,852
  6.35%  Series FF due 2012                                           1,000               1,000
  6.55%  Series AA due 2013                                          39,500              39,500
  6.30%  Series DD due 2014                                          45,000              45,000
  6.65%  Series HH due 2017                                          75,000              75,000
  6.65%  Series BB due 2017                                          17,500              17,500
  6.55%  Series GG due 2020                                          20,000              20,000
  6.30%  Series EE due 2022                                          10,250              10,250
  6.95% to  8.65%  Series A MTN due 2022                            115,000             115,000
  7.10% and 7.14%  Series B MTN due 2023                             58,000              58,000
  6.83% and 6.86%  Series C MTN due 1999                             30,000                   -
  6.62% to  6.83%  Series C MTN due 2006                             50,000                   -
  5.90%  Series JJ due 2023                                           9,800               9,800
  5.90%  Series KK due 2023                                          30,000              30,000
  5.00%  Series Y due 2024                                            3,335               3,395
  6.70%  Series II due 2032                                          21,200              21,200
                                                                 ----------          ----------
  Subtotal, excluding current portion                               527,456             447,652
                                                                 ----------          ----------
Variable Rate Notes:
-------------------
  Water facilities note maturing 2020                                80,000              80,000
  Total Funds Held in Trust                                               -              (9,175)
                                                                 ----------          ----------
  Subtotal                                                           80,000              70,825
                                                                 ----------          ----------
Senior Notes                                                         30,000              40,000
                                                                 ----------          ----------
Other, excluding current portion                                      1,296               1,403
                                                                 ----------          ----------
Total long-term debt                                                637,846             573,933
                                                                 ----------          ----------
TOTAL CAPITALIZATION                                             $1,354,320          $1,205,198
                                                                 ==========          ==========

    The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       Year Ended December 31,
                                                               1996             1995             1994
                                                            ---------         ---------        ---------
Cash Flows From Operating Activities:
----------------------------------------
  Income before preferred dividends                         $  73,179         $  65,413        $  60,300
  Non-cash items included in income:
    Depreciation and amortization                              58,118            55,076           52,570
    Deferred taxes and investment tax credits                   2,983            (1,012)          (8,030)
    AFUDC and capitalized interest                             (9,155)           (4,247)          (3,544)
    Deferred energy costs                                      (1,736)            9,597           35,834
    Deferred Interest on Variable Rate Debt                      (602)             (708)             (67)
    Early Retirement and Severance Amortization                 7,877             2,127            1,488
    Merger Costs                                                1,909            11,612                -
    Other non-cash                                              3,405             2,570             (127)
  Changes in certain assets and liabilities:
    Accounts Receivable                                        (2,559)          (13,513)         (21,075)
    Materials, supplies and fuel                                2,869               935             (196)
    Other current assets                                       (1,934)            1,346              205
    Accounts payable                                          (38,081)           41,862            2,484
    Other current liabilities                                  11,373            (5,958)          10,070
    Other-net                                                   2,802            (7,035)         (10,854)
  Proceeds from sales of operating properties                       -                 -           19,976
                                                            ---------         ---------        ---------
Net Cash Flows From Operating Activities                      110,448           158,065          139,034
                                                            ---------         ---------        ---------
Cash Flows Used In Investing Activities:
---------------------------------------
  Additions to utility plant                                 (203,109)         (144,197)        (125,478)
  Non-cash charges to utility plant                             9,474             5,059            3,980
  Customer (refunds) advances for construction                   (739)             (571)           1,070
  Contributions in aid of construction                         15,272             6,621           11,606
                                                            ---------         ---------        ---------
    Net cash used for utility plant                          (179,102)         (133,088)        (108,822)
  Proceeds from sale of other assets                                4             1,440            1,818
  Investments in (disposal of) subsidiaries and
    other property - net                                        1,261           (27,978)          (7,178)
                                                            ---------         ---------        ---------
Net Cash Used In Investing Activities                        (177,837)         (159,626)        (114,182)
                                                            ---------         ---------        ---------

Cash Flows From (Used In) Financing Activities:
----------------------------------------------
  (Decrease) Increase in short-term borrowings                (16,059)           12,424          (10,668)
  Proceeds from issuance of long-term debt                     80,041                 -                -
  Retirement of long-term debt                                (10,539)          (11,038)          (8,261)
  Decrease in funds held in trust                               9,175            23,058           22,203
  Proceeds from SPPC-obligated Mandatorily
    Redeemable Preferred Securities                            48,500                 -                -
  Retirement of preferred stock                               (20,400)           (6,800)          (6,800)
  Sale of common stock                                         19,414            13,045            7,479
  Expenses of external financing                                   (5)              (59)            (309)
  Dividends paid                                              (42,032)          (40,668)         (40,636)
  Decrease in notes receiveable                                     -                 -             (115)
                                                            ---------         ---------        ---------
Net Cash From (Used In) Financing Activities                   68,095           (10,038)         (37,107)
                                                            ---------         ---------        ---------
Net Increase (Decrease) in Cash and Cash Equivalents              706           (11,599)         (12,255)
Beginning Balance in Cash and Cash Equivalents                  4,243            15,842           28,097
                                                            ---------         ---------        ---------
Ending Balance in Cash and Cash Equivalents                 $   4,949         $   4,243        $  15,842
                                                            =========         =========        =========

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
  Cash Paid During Year for:
    Interest                                                $  44,106         $  38,873        $  39,966
    Income Taxes                                            $  39,234         $  34,557        $  35,187

The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------

     The significant accounting policies for both utility and non-utility operations are as follows:

                                    General
                                    -------

     The consolidated financial statements include the accounts of Sierra Pacific Resources (SPR) and its wholly-owned subsidiaries, Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company (TGPC), Sierra Gas Holding Company (formerly Sierra Energy Company), Sierra Energy Company dba e.three (e.three), Lands of Sierra, Inc. (LOS), and Sierra Water Development Company
(SWDC). All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

     SPPC, SPR's principal subsidiary, is a regulated public utility engaged principally in the generation, purchase, transmission, distribution, and sale of electric energy in Reno, west, central, and northern Nevada and the Lake Tahoe area of California. SPPC also provides water and natural gas service in the cities of Reno and Sparks, Nevada, and environs. In 1995, SPPC formed two subsidiaries for the specific purpose of investing with a subsidiary of General Electric Capital Corporation (GECC) in the Pinon Pine gasifier facility. These subsidiaries are Pinon Pine Corp. and Pinon Pine Investment Co. They are consolidated into the financial statements of SPPC, with all significant intercompany transactions eliminated. On July 29, 1996, SPPC formed a wholly-owned subsidiary, Sierra Pacific Power Capital I (Trust), for the purpose of completing a public offering of trust originated preferred securities. See Note 7 for the stock issuance, and Note 5 for the Pinon Pine Power Project of the Company's consolidated financial statements.

     SPPC maintains its accounts for electric and natural gas in accordance with the uniform system of accounts prescribed by the Federal Energy Regulatory Commission (FERC) and for water operations in accordance with the uniform system of accounts prescribed by the National Association of Regulatory Utility Commissioners.

     TGPC is a partner in a general partnership which developed, constructed, and operates a natural gas pipeline serving expanding gas markets in the Reno area and certain limited northeastern California markets. TGPC accounts for its interest in Tuscarora Gas Transmission Company (TGTC) under the equity method. Organized in October 1996, e.three provides comprehensive energy services in commercial and industrial markets on a regional and national basis. LOS is primarily engaged in real estate management and is currently in the process of disposing of its properties.

     In November 1996, the Board of Directors of the Company approved an investment, as a limited partner, in an energy technology venture capital partnership to gain access to new technologies that could benefit the Company. This partnership will invest in energy companies offering technologies of strategic advantage to its partners. The Company's initial $250,000 payment on this investment was made in November 1996. The remaining balance of the Company's commitment, $4.75 million, will be drawn on as funds are needed by the partnership over the next five years. The term of this partnership is ten years with two extensions of up to an additional two years each. Gains and losses will be allocated among the limited partners based on their contributions. At present, the Company, as a limited partner, would be entitled to 26 percent.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities. These estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications have been made for comparative purposes but have not affected previously reported net income or common shareholders' equity.

                               SPPC Utility Plant
                               ------------------

     In addition to direct labor and material costs, SPPC also charges the following costs to the construction of utility plant: cost of time spent by administrative employees in planning and directing construction work; property taxes; employee benefits (including such costs as pensions, postretirement and postemployment benefits, vacations and payroll taxes); and an allowance for funds used during construction, which is calculated monthly on the total funds expended.

     The original cost of plant retired or otherwise disposed of and the cost of removal less salvage are charged to the accumulated provision for depreciation.

     The cost of current repairs and minor replacements is charged to operating expenses when incurred. The cost of renewals and betterments is capitalized.


     Allowance For Funds Used During Construction and Capitalized Interest
     ---------------------------------------------------------------------

     SPPC capitalizes, as part of construction costs on utility plant, an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and a reasonable return on other funds used for construction purposes in accordance with rules prescribed by the FERC and the Nevada Commission. AFUDC is capitalized in the same manner as construction labor and material costs, with an offsetting credit to "other income" for the portion representing other funds and as a reduction of interest charges for the portion representing borrowed funds. Recognition of this item as a cost of utility plant is in accordance with established regulatory ratemaking practices. Such practices permit the utility to earn a fair return on, and recover in rates charged for utility services, all capital costs. This is accomplished by including such costs in rate base and in the provision for depreciation.

     The AFUDC rates used during 1996, 1995 and 1994 were 8.91%, 8.16% and 8.59%, respectively. As specified by the Nevada Commission, certain projects were assigned a lower AFUDC rate due to specific low-interest-rate financings directly associated with those projects.


                                  Depreciation
                                  ------------

     Depreciation is calculated using the straight-line method over the estimated remaining service lives of the related properties. The provision, as authorized by the Nevada Commission, for 1996, 1995, and 1994, stated as a percentage of the original cost of depreciable property, was 3.18%, 3.16%, and 3.15%, respectively.

                           Cash And Cash Equivalents
                           -------------------------

     Cash is comprised of cash on hand and working funds. Cash equivalents consist of high quality investments in commercial paper of other corporations with original maturities of three months or less. The Company's investments in commercial paper were $3.7 million and $2.6 million for December 31, 1996 and 1995, respectively.

     SPPC also engages in short-term investment activity whenever it is deemed beneficial. As of December 31, 1996 and 1995, SPPC had no commercial paper investments (cash equivalents).

                            Other Regulatory Assets
                            -----------------------

     Accounting for the utility business conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by agencies and the commissions of the various locations in which the utility businesses operate.

     In accordance with these principles, certain costs that would otherwise be charged to expense or capitalized as plant costs are deferred as regulatory assets based on expected recovery from customers in future rates. Management's expected recovery of deferred costs is based upon specific ratemaking decisions or precedent for each item. The following other regulatory assets were included in the consolidated balance sheets as of December 31 (dollars in thousands):

              DESCRIPTION                    1996       1995     AMORTIZATION PERIODS
----------------------------------------   --------   --------   --------------------

Early retirement and severance offers       $29,195    $43,269   Various through 2005
Loss on reacquired debt                      19,113     19,872   Various through 2023
Plant assets                                  9,888      7,462   Various through 2031
Conservation and demand side programs         6,805      9,069   Various through 2006
Other costs                                   2,318      3,169   Various
                                            -------    -------
Total                                       $67,319    $82,841
                                            =======    =======

                            Deferral Of Energy Costs
                            ------------------------

     SPPC has suspended deferred energy accounting in its Nevada and California jurisdictions. Prior to May 1995 (Nevada) and June 1996 (California), SPPC employed deferred energy accounting procedures in its electric and natural gas operations, as provided by statutes. The intent of these procedures was to capture fluctuations in the cost of purchased gas, fuel and purchased power. Deferred energy accounting required SPPC to record the difference between actual fuel expense and fuel revenues as deferred energy costs. Refer to Note 2 of the Company's consolidated financial statements.

                Federal Income Taxes And Investment Tax Credits
                -----------------------------------------------

     The Company and its subsidiaries file a consolidated federal income tax return. Current income taxes are allocated based on the parent and each subsidiary's respective taxable income or loss and investment tax credits as if each subsidiary filed a separate return. Deferred taxes are provided on temporary differences at the statutory income tax rate in effect as of the most recent balance sheet date.

     For regulatory purposes, SPPC is authorized to provide for deferred taxes on the difference between straight-line and accelerated tax depreciation on post-1969 utility plant expansion property, deferred energy, and certain other differences between financial reporting and taxable income, including those added by the Tax Reform Act of 1986 (TRA). In 1981, SPPC began providing for deferred taxes on the benefits of using the Accelerated Cost Recovery System for all post-1980 property. In 1987 the TRA required SPPC to begin providing deferred taxes on the benefits derived from using the Modified Accelerated Cost Recovery System.

     Investment tax credits (ITC) are no longer available to SPPC. The deferred ITC balance is being amortized over the estimated service lives of the related properties.

                                    Revenues
                                    --------

     SPPC accrues unbilled utility revenues earned from the dates customers were last billed to the end of the accounting period. These amounts are included in accounts receivable.


NOTE 2.  REGULATORY ACTIONS:
---------------------------

     Nevada Proceedings
     ------------------

     In September 1994, the Nevada Commission approved a stipulation to settle the pending general rate case. The stipulation specified that the pre-1987 methodology be used to calculate fuel recoveries in deferred energy accounting. The original transition balance that arose when the methodology was changed in 1987 was offset by this change. Interest of $4.8 million on the transition balance was moved to a regulatory asset account. Amortization of this regulatory asset was completed in December 1996. While the suspension of deferred energy accounting continues, fluctuations in gas purchased for resale, fuel and purchased power costs from the base fuel rates will flow through earnings.

     The September 1994 stipulation also allowed for the deferred electric and natural gas energy rates to remain intact until the full deferred energy balances were recovered. In March 1995, the balances in SPPC's (Nevada jurisdiction) deferred energy accounts were collected and SPPC suspended use of the deferred energy accounting methodology, increased base rates by $6.5 million and decreased deferred fuel rates by $18.8 million.

     As a result of the termination of the merger and as required by the September 1994 stipulation, SPPC filed with the Nevada Commission an application to decrease deferred energy rates $8.2 million and increase purchased gas rates $1.3 million effective January 1, 1997. SPPC also filed an application pursuant to the provisions of General Order 43 cost recovery mechanism to decrease its general rates by $1.4 million plus amortization of a balance of $3.6 million. The filings were accompanied by a motion to adopt the rate plan previously approved by the Nevada Commission in the proceeding related to the merger. Hearings concerning the motion were held, and additional discussions were conducted which resulted in a stipulated rate plan. The rate plan, approved by the Nevada Commission on February 6, 1997, includes: a one-time refund of $13 million to Nevada electric customers, a decrease of $7.1 million in electric rates, a rate freeze for electric and natural gas rates through December 31, 1999, and continued suspension of deferred energy accounting. In addition, the deferred energy and purchased gas filings were withdrawn and the General Order 43 cost recovery filing was resolved by an additional $2.4 million decrease in electric rates. The $13 million refund is included in current liabilities in the accompanying consolidated balance sheets.

     The Nevada rate plan also provides for a 50/50 sharing between customers and shareholders of electric and natural gas earnings in excess of a 12 percent return on equity. SPPC has an opportunity, subject to certain conditions, to apply such excess to buying down or buying out of long-term fuel and purchased power contracts currently in place.

     California Proceedings
     ----------------------

     As a result of the termination of the merger, certain filings were made in SPPC's California jurisdiction. In a previous decision, which conditionally approved the merger, SPPC was required to file various rate applications for test year 1997 in the event the merger was not consummated by March 31, 1996.
In a second decision, the California Commission extended this deadline and suspended deferred energy accounting, which reduced SPPC's rates by $2.3 million effective June 1, 1996. With the termination of the merger, another decision was issued which ordered a rate freeze through December 31, 2000 and continued the suspension of deferred energy accounting.

NOTE 3.  UTILITY PLANT:
-----------------------
Utility Plant in service consisted of (dollars in thousands of dollars):


                    December 31,
                  1996          1995
              -----------   -----------
Electric       $1,545,045    $1,445,478
Water             300,431       241,015
Gas               139,305       129,951
               ----------    ----------
               $1,984,781    $1,816,444
               ==========    ==========


NOTE 4.  OTHER PROPERTY:
-----------------------
Other property consisted of (dollars in thousands):


                            December 31,
                           1996       1995
                         --------   --------
Investment in TGPC        $17,639    $18,054
Investment in Pinon
 Pine Gasifier             20,247     20,372
Real Estate - net           3,229      4,094
Other                       3,468      2,770
                          -------    -------
                          $44,583    $45,290
                          =======    =======


NOTE 5.  JOINTLY-OWNED FACILITIES:
---------------------------------

VALMY
-----

     SPPC and Idaho Power Company each own an undivided 50% interest in the Valmy generating station, with each company being responsible for financing its share of capital and operating costs. SPPC is the operator of the plant for both parties.

     SPPC's share of direct operation and maintenance expenses for Valmy is included in the accompanying consolidated statements of income.

     The following schedule reflects SPPC's 50% ownership interest in jointly-owned electric utility plant at December 31, 1996 (dollars in thousands):


                          Electric     Accumulated
                 MW        Plant      Provision For     Construction
Plant         Capacity   In Service   Depreciation    Work In Progress
-----------   --------   ----------   -------------   ----------------
Valmy #1        129       $127,252       $46,070            $385
Valmy #2        137       $153,580       $44,593            $284


PINON PINE
----------

     Pinon Pine Corp. and Pinon Pine Investment Co., subsidiaries of SPPC, own 25% and 75%, respectively of a 38% interest in Pinon Pine Co., LLC (The LLC), with a subsidiary of General Electric Capital Corporation (GECC) owning the remaining 62%. The LLC was formed to take advantage of federal income tax credits available under IRC (S)29 from the production and sale of an alternative fuel (syngas) produced by the coal gasifier. The entire project, which includes an LLC-owned gasifier and an SPPC-owned power island and post-gasification facilities to partially cool and clean the syngas, is referred to collectively as the Pinon Pine Power Project.

     SPPC has signed several contracts with The LLC. These contracts include a fixed-price turn-key construction agreement, site and space leases, an operation and maintenance agreement, a working capital loan agreement and a syngas purchase agreement. In addition, SPPC has a funding arrangement with the DOE. Under the agreement, the DOE will provide funding towards the construction of the project, and towards the operating and maintenance costs of the facility. The total DOE contribution is capped at $168 million, and through December 31, 1996 the DOE has funded $115.6 million.

     The fixed-price construction contract provides that The LLC will pay SPPC $92.0 million for the gasifier. SPPC's obligations under the contract include construction and start-up of the gasifier, and integration of the gasifier facility into the operation of SPPC's post-gasification equipment and power island. One-half of the $92.0 million cost will be funded by the DOE. The remainder of the cost will be paid by The LLC. The LLC will fund this construction commitment through a $20.4 million contribution of construction-work-in-progress by SPPC at the time The LLC was created, and additional capital contributions by GECC of $32.6 million. The LLC will not pay more than $46.0 million of the $92.0 million construction price.

     Costs incurred above the $92.0 million contract price will be absorbed by SPPC and the DOE without reimbursement from The LLC. Foster Wheeler, USA Corp. the architect, engineer and construction manager on the project has estimated that construction costs of The LLC-owned gasifier will overrun the contract price by $2.7 to $3.3 million, after the DOE funding. SPPC and Foster Wheeler, USA Corp. are currently investigating the reasons for, the exact nature and extent of, and responsibility for cost increases on the entire Pinon project. Total costs are now estimated to be $272.4 million.

     The original in-service date was expected to be December 31, 1996 as required to take advantage of the (S)29 credits. However, Congress extended the deadline relative to the credits to June 30, 1998 and the gasifier is now expected to be completed and in-service by mid-1997.

     SPPC must satisfy certain performance requirements as part of the construction agreement. The initial performance warranty requires that the gasifier attain an average capacity factor of 30% during 1997, regardless of delays in the in-service date. If the gasifier does not achieve the 30% factor required in 1997, the Company is required to pay liquidated damages to GECC ranging from $93,000 to $2.8 million depending on the performance levels achieved. The targeted capacity factor for 1998 is 70%. The liquidated damages required to be paid by SPPC to The LLC if the 70% target is not met in 1998 are shown in the table below:


 Certified Average Capacity Factor     Liquidated Damages Owed by SPPC
------------------------------------   -------------------------------
                68%                    $ 1.5 million
                66%                    $ 3.0 million
                64%                    $ 4.5 million
                62%                    $ 6.0 million

     If the capacity factor falls below 62% in 1998, an initial total performance failure is triggered with appropriate liquidated damages to be paid by SPPC (up to a maximum of $33.0 million) and acquisition of the gasifier facility by SPPC.

     Under the continuing performance warranty, the average capacity factor is recalculated for the five-year period ending December 31, 2003. If the five-year average factor falls between 62% and 70%, liquidated damages will be assessed with a maximum exposure for SPPC of $10 million. If the five-year average capacity factor or the average capacity factor for 2003 falls below 62%, or if the factor is less than 50% in any of the years 1999-2002, SPPC is required to purchase the facility and pay GECC an after-tax yield of 9.5% on its investment.

     Under the terms of the syngas purchase agreement, SPPC is required to purchase from The LLC, at an already determined price, all syngas produced by the facility, up to a 70% average capacity. The syngas contract runs from 1997 to 2012, with a right of early termination if the price is determined to be uneconomic.

     SPPC believes the gasifier technology will achieve the required capacity factors. If, however, the gasifier does not achieve the required capacity factor and SPPC must acquire the facility, SPPC will benefit from the partial funding by the DOE. SPPC will have acquired a combined-cycle combustion turbine power plant that can use natural gas or conventional fuels, with minor modifications, as approved in the Nevada Resource Plan.

NOTE 6. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
---------------------------------------------------

     As of December 31, 1996, 2,025,300 shares of common stock were reserved for issuance under the CSIP, Employees' Stock Purchase Plan (ESPP), Non-Employee Director Stock Plan and Executive Long-term Incentive Plan (ELTIP). The ELTIP for key management employees allows for the issuance of Company common shares to key employees through December 30, 2003. This Plan permits the following types of grants, separately or in combination: nonqualified and qualified stock options; stock appreciation rights; restricted stock; performance units; performance shares and bonus stock. The Company also provides an ESPP to all of its employees meeting minimum service requirements. Employees can choose twice each year to have up to 15% of their base earnings withheld to purchase Company common stock. The purchase price of the stock is 90% of the market value on the offering date or 100% of the market price on the execution date, if less. The Non-employee Director Stock Plan provides that a portion of the Company's outside directors' annual retainer be paid in Company common stock. The Company records the costs of these plans in accordance with Accounting Principles Board Opinion Number 25. There would be no material impact on net income or earnings per share if the fair value provisions of SFAS 123 were to be adopted.

     A Stock Rights Plan was placed into effect by declaring a dividend distribution of one right for each outstanding share of common stock of SPR, par value $1.00 per share, to stockholders of record at the close of business on October 31, 1989, and by authorizing the issuance of one right for each share of common stock issued between the October 31, 1989, record date and the earliest of the distribution date, the redemption date and the October 31, 1999 expiration date. With certain exceptions and under certain conditions, each right, when exercisable under the terms of the plan, entitles the registered holder (except acquiring persons as defined by the plan) to purchase common stock of an acquiring or surviving corporation (including Company stock if any remains after the transaction) having a value of $140 for $70, subject to adjustment. The purpose of the plan is to help ensure that SPR's shareholders receive fair and equal treatment in the event of any proposed hostile takeover of the Company.

     The changes in common stock and additional paid-in capital for 1996, 1995, and 1994 are as follows (dollars in thousands):

                        Shares Issued                     Amount
                 ---------------------------   -----------------------------
                  1996      1995      1994       1996       1995      1994
                 -------   -------   -------   --------   --------   -------
Public Sale      517,900   290,900         -    $12,315    $ 6,037    $    -
CSIP/DRP         238,403   298,704   348,674      5,783      6,373     6,729
ESPP, ESOP,
 and Other        25,120    39,590    42,458        533        635       749
                 -------   -------   -------    -------    -------    ------
                 781,423   629,194   391,132    $18,631    $13,045    $7,478
                 =======   =======   =======    =======    =======    ======

NOTE 7. PREFERRED STOCK:
-----------------------

     All issues of preferred stock are superior to SPR's common stock with respect to dividend payments (which are cumulative) and liquidation rights. SPPC's Restated Articles of Incorporation, as amended on August 19, 1992, authorize an aggregate total of 11,780,500 shares of preferred stock at any given time.

     The following table indicates the number of shares outstanding and the dollar amount thereof at December 31 of each year. The difference between total shares authorized and the amount outstanding represents undesignated shares authorized but not issued.

                                          1996                    1995
                                  ---------------------   --------------------
(dollars in thousands)             Shares      Amount      Shares      Amount
                                  ---------   ---------   ---------   --------
Not Subject to
  Mandatory Redemption:
    Series A                         80,500    $  4,025      80,500    $ 4,025
    Series B                         82,000       4,100      82,000      4,100
    Series C                        299,800      14,990     299,800     14,990
    Class A Series 1              2,000,000      50,000   2,000,000     50,000
                                  ---------    --------   ---------    -------
         Subtotal                 2,462,300      73,115   2,462,300     73,115
Subject to Mandatory
  Redemption:
    Series G                              -           -     408,000     20,400
    Preferred Securities
     of Sierra Pacific Power
     Capital I                    1,940,000      48,500           -          -
                                  ---------    --------   ---------    -------
         Total                    4,402,300    $121,615   2,870,300    $93,515
                                  =========    ========   =========    =======

    SPPC's Series G Preferred Stock was redeemable at any time at a redemption price of $50 plus accrued dividends. SPPC was required to redeem 136,000 shares at par value plus accrued dividends annually starting June 1, 1994. On June 3, 1996, SPPC redeemed the remaining 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million using the proceeds from the following issuance of Preferred Securities. As of December 31, 1995, 272,000 Series G shares had been redeemed.

     On July 29, 1996, Sierra Pacific Power Capital I (the Trust), a wholly-owned subsidiary of SPPC, issued $48.5 million (1,940,000 shares) 8.60% Trust Originated Preferred Securities (the Preferred Securities). SPPC owns all the Common Securities of the Trust, 60,000 shares totaling $1.5 million (Common Securities). The Preferred Securities and the Common Securities (the Trust Securities) represent undivided beneficial ownership interests in the assets of the Trust. The existence of the Trust is for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from SPPC its 8.60% Junior Subordinated Debentures due July 30,

2036, in a principal amount of $50 million. The sole asset of the Trust is SPPC's Junior Subordinated Debentures. SPPC's obligations under the Guarantee Agreement entered into in connection with the Preferred Securities, when taken together with SPPC's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust, and SPPC's obligations under its Indenture pursuant to which the Junior Subordinated Debentures are issued and its obligations under the Declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by SPPC of the Trust's obligations under the Preferred Securities. In addition to retiring the Series G Preferred Stock, proceeds were used to reduce short-term borrowings.

     The preferred securities of Sierra Pacific Power Capital I are redeemable only in conjunction with the redemption of the related 8.60% Junior Subordinated Debentures. The Junior Subordinated Debentures will mature on July 30, 2036, and may be redeemed, in whole or in part, at any time on or after July 30, 2001, or at any time in certain circumstances upon the occurrence of a Tax Event. A Tax Event occurs if an opinion has been received from Tax Counsel that there is more than an insubstantial risk that: the trust is, or will be subject to United States federal income tax with respect to interest accrued or received on the Junior Subordinated Debentures; the Trust is, or will be subject to more than a de minimis amount of other taxes, duties or other governmental charges; interest payable by SPPC to the Trust on the Junior Subordinated Debentures is not, or will not be, deductible, in whole or in part by SPPC for federal income tax purposes.

     Upon the redemption of the Junior Subordinated Debentures, payment will simultaneously be applied to redeem Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Subordinated Debentures. The Preferred Securities are redeemable at $25 per preferred security plus accrued dividends.


NOTE 8.  LONG-TERM DEBT:
-----------------------

     Substantially all utility plant is subject to the lien of the indenture under which the first mortgage bonds are issued. The indenture contains sinking and improvement fund provisions which require SPPC to make annual cash deposits with the trustee equivalent to 1.75% of the greatest aggregate principal amount of bonds of the respective series outstanding prior to a date one and one-half months preceding the next sinking fund payment date, with certain deductions allowable with respect to all bonds. SPPC has satisfied these requirements in past years by relinquishing the right to use a net amount of additional property for bond issue, and expects to continue this practice in the future.

     A financing agreement in connection with SPPC's $80 million Water Facilities Bonds, maturing in 2020, requires SPPC to maintain a bank letter of credit agreement. On July 19, 1996, SPPC converted the interest rate on the bonds to a daily rate which reduced the letter of credit, trustee fees, and administrative costs. The fees are included in long-term debt interest charges on the consolidated statements of income.

     SPPC issued $80 million of collateralized debt securities, Medium-Term Notes, Series C. SPPC issued $30 million principal amount of Medium-Term Notes, Series C. These are ten year non-callable notes, due in 2006, with interest rates ranging from 6.62% to 6.83% and three year non-callable notes, due in 1999, with interest rates ranging from 6.83% to 6.86%. For all notes, interest is payable in semi-annual payments. The net proceeds to SPPC from the sales of the notes were used to reduce short-term debt and fund construction projects.

     In December 1996, SPPC registered an additional $35 million of collateralized debt securities. The net proceeds to SPPC from the sale of these notes will be used for general corporate purposes including, but not limited to: the acquisition of property; the construction, completion, extension or improvement of facilities; or the refinancing or discharge or refunding of obligations, including short-term borrowings.

     On April 1, 1996, the Company redeemed $10 million of senior notes Series A leaving a remaining balance of $40 million, of which $10 million has been included in the current liability portion of the consolidated balance sheets. These senior notes, Series B through E, are due in 1997 through 2000.

     The Company's aggregate annual amount of maturities for long-term debt for the next five years is shown below: (dollars in millions):

 1997     25.5
 1998     10.6
 1999     40.6
 2000     10.4
 2001       .3


NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
--------------------------------------------

     The December 31, 1996 and 1995 carrying amounts for cash, cash equivalents, current assets, accounts payable, current liabilities, and construction trust funds approximates fair value due to the short-term nature of these instruments.

     The total fair value of the Company's long-term debt at December 31, 1996, is estimated to be $649.8 million (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $612.8 million at December 31, 1995.

NOTE 10.  SHORT-TERM BORROWINGS:
-------------------------------

     The Company has a $10 million revolving credit facility with Barclay's Bank, PLC. This credit facility has been extended until April 26, 1997. There is currently no outstanding balance.

     In 1995, SPPC replaced its lines-of-credit arrangements with an $80 million revolving credit facility, which will expire on December 29, 1997. SPPC pays the lender a facility fee on the commitment quarterly, in arrears, based on SPPC's First Mortgage Bond rating. Facility fees for 1996 and 1995 were approximately $101,000 for each year.

     At December 31, 1996, SPPC's short-term borrowings of $38.0 million were comprised entirely of commercial paper at an average interest rate of 5.65%. At December 31, 1995, SPPC had $56.0 million of commercial paper at an average interest rate of 6.20%.

     The other subsidiaries of the Company have no outstanding short-term borrowings at this time.

NOTE 11.  TAXES:
----------------

     The following reflects the composition of taxes on income (dollars in thousands):

                                              1996        1995         1994
                                           ----------   ---------   ----------
Federal:
  Taxes estimated to be currently
   payable                                  $28,986      $38,469     $ 38,891
Deferred taxes related to:
  Excess of tax depreciation over
   book depreciation                          5,217        9,237       10,693
  Deferral of energy costs
   deducted currently for tax
   purposes - net                              (307)      (4,112)     (12,022)
  Contributions in aid of
   construction and customer
   advances                                  (2,917)      (1,798)      (4,835)
  Avoided interest capitalized               (3,124)        (569)      (1,744)
  Costs of terminated merger                  4,359         (776)           -
  Other - net                                 3,382       (2,854)         390
  Net amortization of investment
   tax credit                                (1,961)      (1,942)      (1,946)
State (California):                             754          688          262
                                            -------      -------     --------
Total                                       $34,389      $36,343     $ 29,689
                                            =======      =======     ========

As reflected in Statement of
   Income:
    Federal Income Taxes                    $34,872      $35,886     $ 28,677
    State Income Taxes                          754          688          262
                                            -------      -------     --------
    Operating Income                         35,626       36,574       28,939
    Other (expense) income - net             (1,237)        (231)         750
                                            -------      -------     --------
       Total                                $34,389      $36,343     $ 29,689
                                            =======      =======     ========

     The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (dollars in thousands of dollars):

                                            1996          1995        1994
                                       -------------   ---------   ---------
Income before preferred dividends      $     73,179    $ 65,413     $60,300
Total income tax expense                     34,389      36,343      29,689
                                       ------------    --------     -------
                                            107,568     101,756      89,989
Statutory tax rate                               35%         35%         35%
                                       ------------    --------     -------
Expected income tax expense                  37,649      35,615      31,496
Depreciation related to
 difference in cost basis for
 tax purposes                                   471       2,394       2,805
Allowance for funds used during
 construction - equity                       (1,831)       (540)       (715)
Tax benefit from the disposition
 of assets                                   (1,130)     (1,427)     (1,937)
ITC amortization                             (1,961)     (1,942)     (1,946)
Other - net                                   1,191       2,243         (14)
                                       ------------    --------     -------
                                       $     34,389    $ 36,343     $29,689
                                       ============    ========     =======
Effective tax rate                             32.0%       35.7%       33.0%
                                       ============    ========     =======


Accumulated Deferred Federal Income Taxes:
-----------------------------------------

     The net accumulated deferred tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (dollars in thousands):

                                               December 31,
                                           ---------------------
                                             1996        1995
                                           ---------   ---------
Accumulated Deferred Federal
  Income Tax Liabilities:
   AFUDC                                    $  5,745    $  4,459
   Bond redemptions                            6,690       7,184
   Excess of tax depreciation over book      142,447     136,067
    depreciation
   Tax benefits flowed through to
    customers                                 67,667      69,610
   Other                                      10,120       5,731
                                            --------    --------
             Total                           232,669     223,051
                                            --------    --------

Accumulated Deferred Federal
  Income Tax Assets:
   Avoided interest capitalized               12,241       9,117
   Contributions in aid of construction
    and customer advances                     25,980      23,102
   Unamortized investment tax credit          22,527      23,583
   Other                                       7,722       7,949
                                            --------    --------
             Total                            68,470      63,751
                                            --------    --------

Accumulated Deferred Federal Income
 Liability                                  $164,199    $159,300
                                            ========    ========

     The Company's consolidated balance sheets contain a net regulatory asset of $24.8 million at year-end 1996 and $24.5 million at year-end 1995. The net regulatory asset consists of future revenue to be received from customers (a regulatory tax asset) of $67.7 million at year-end 1996 and $69.6 million at year-end 1995, due to the flow-through of the tax benefits of temporary differences. Offset against these amounts are future revenues to be refunded to customers (a regulatory tax liability) consisting of $20.4 million at year-end 1996 and $21.5 million at year-end 1995, due to temporary differences for liberalized depreciation at rates in excess of current tax rates, and $22.5 million at year-end 1996 and $23.6 million at year-end 1995 due to temporary differences caused by the investment tax credit. The regulatory tax liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory tax liability for temporary differences caused by the investment tax credit will be amortized ratably in the same fashion as the accumulated deferred investment credit.

NOTE 12.  DIVIDEND RESTRICTIONS:
-------------------------------

     The Company's primary source of funds for the payment of dividends to its stockholders is dividends paid by SPPC on its common stock, all of which is owned by the Company. Accordingly, the Company's ability to pay dividends is dependent upon the ability of SPPC to pay dividends on its common stock. The Restated Articles of Incorporation of SPPC and the indentures relating to the various series of its First Mortgage Bonds contain restrictions as to the payment of dividends on its common stock and as to the purchase or retirement of its capital stock. Under the most restrictive of these provisions, approximately $72.5 million of SPPC's retained earnings was available at December 31, 1996, for the payment of cash dividends to the Company. As of December 31, 1996, the Company had consolidated retained earnings of approximately $111.7 million.

     SPR's outstanding Senior Notes also contains provisions which restrict SPR's ability to pay dividends and make certain other payments to its stockholders. These provisions would not have restricted the payment of dividends declared by SPR in recent periods, and SPR does not believe that they will limit its ability to pay dividends in the future.

NOTE 13.  RETIREMENT PLAN:
-------------------------

     The Company sponsors a noncontributory defined benefit retirement plan covering all employees who satisfy the service requirement.

     The plan provides benefits based on each covered employee's years of service, highest five-year average compensation, and a step rate benefit formula indirectly integrating the plan with Social Security.

     The Company's funding policy is to contribute an annual amount to an irrevocable trust that is not less than the minimum funding requirement under the Employee Retirement Income Security Act of 1974, and not in excess of the amount that can be deducted for federal income tax purposes. The plan's assets are invested primarily in common stocks, marketable bonds and other fixed-income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in Company common or preferred stock.

     In April of 1995, SPPC offered an early retirement plan to non-bargaining unit employees whose age and credited years of service equaled at least 70. The present value of termination costs relating to the 112 employees who accepted the offering was originally recorded in 1995 at $16.8 million, but was revalued at $12.8 million during 1996 due to a revision in the measurement date. These termination costs were fully deferred, as a regulatory asset, as of December 31, 1995. During 1996, SPPC began amortization of the termination costs by recognizing expense for both 1995 and 1996. SPPC is using a ten-year amortization period for these costs which is consistent with the treatment of previous early retirement programs.

     The following table sets forth a reconciliation of the funded status of the plan with amounts included in the accompanying consolidated balance sheets as of December 31, 1996 and 1995 (dollars in thousands):

                                              1996         1995
                                           ----------   ----------
Actuarial present value of benefit
 obligations:
    Vested benefit obligation              $ 118,383    $ 119,495
                                           =========    =========

    Accumulated benefit obligation         $ 125,547    $ 127,276
                                           =========    =========


    Projected benefit obligation           $ 157,660    $ 165,877


Less plan assets at fair value              (167,416)    (148,436)
                                           ---------    ---------
Projected benefit obligation (less
 than) in excess of excess of plan assets     (9,756)      17,441
Unrecognized net gain                         26,661        5,715
Unrecognized prior service cost               (4,251)      (4,624)
                                           ---------    ---------

Net balance sheet liability                $  12,654    $  18,532
                                           =========    =========

     In the preceding table, unrecognized net gain represents the net gain attributable to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

     Net periodic pension expense for 1996, 1995 and 1994 included the following components (dollars in thousands):

                                           1996        1995        1994
                                         --------    --------    --------

Service cost                             $  6,652    $  6,320    $  5,989
Interest cost                              11,778      10,380       9,512
Actual (gain) loss on plan assets         (19,954)    (33,248)      5,126
Net amortizations and deferrals             7,736      23,518     (15,175)
Costs associated with 1995
  early retirement plan                         -      12,825           -
                                         --------    --------    --------
Net periodic pension cost as
  determined under SFAS No. 87              6,212      19,795       5,452
Amount expensed (deferred) under
  SFAS No. 71 - net                         3,882     (11,509)      1,316
                                         --------    --------    --------
Net periodic pension expense
  recognized                             $ 10,094    $  8,286    $  6,768
                                         ========    ========    ========

Amount charged to operating expense      $  6,769    $  5,416    $  4,699
                                         ========    ========    ========
Amount charged to utility plant
  and clearing accounts                  $  3,325    $  2,870    $  2,069
                                         ========    ========    ========

     In the table above, service cost represents the benefits earned during the year while interest cost represents the increase in the accumulated benefit obligation due to the passage of time.

     The amount deferred under SFAS No. 71 represents the SFAS No. 88 costs arising from the 1989, 1992 and 1995 early retirement programs. Pursuant to Nevada Commission directive and prior precedent, costs for the 1989, 1992 and 1995 programs are being amortized over 10 years and are summarized as follows (dollars in thousands):

                                          1996       1995        1994
                                         ------    --------     ------

SFAS No. 88 costs associated with
  the 1995 early retirement program      $    -    $(12,825)    $    -
Amortization of 1995 early
  retirement program                      2,566
Amortization of 1992 early
  retirement program                        574         574        574
Amortization of 1989 early
  retirement program                        742         742        742
                                         ------    --------     ------
Net amount expensed (deferred)
  under SFAS No. 71                      $3,882    $(11,509)    $1,316
                                         ======    ========     ======

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation as of December 31, 1996, 1995 and 1994 was 7.50%, 7.00% and 8.00%, respectively. For purposes of determining 1996, 1995 and 1994 pension cost, the expected long-term rate of return on assets was 8.50%, 9.00% and 9.00%, respectively.

     In addition to the employee retirement plan covering all employees, the Company has a Supplemental Executive Retirement Plan which is a non-qualified defined benefit plan under which the Company will pay out of general assets supplemental pension benefits to key executives. The Company also has a non-qualified supplemental pension plan covering certain employees. This plan provides for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plan if it were not for limitations imposed by income tax regulations. The unfunded liability under these plans as of December 31, 1996 and 1995 was $4.9 million and $4.8 million, respectively.

NOTE 14.  POSTRETIREMENT BENEFITS:
---------------------------------

     The Company currently sponsors a defined benefit postretirement plan that covers administrative employees and those covered under collective bargaining
agreements.   The plan provides medical, dental and life insurance benefits for retirees. The plan is contributory for individuals retiring after January 1, 1993, with retiree contributions tied to each retiree's length of service. Additionally, the plan requires employees retiring after January 1, 1993 to participate in Medicare Part "B". Life insurance benefits remain noncontributory for retirees. However, the amount of life insurance provided for retirees is significantly less than that provided to active employees. Also, dental coverage is discontinued for all employees at age 65.

     The Company's funding policy for its postretirement benefit obligation takes advantage of federal income tax deductions. Contributions are being made to two voluntary employee's beneficiary associations and an IRC (S)401(h) account. Plan assets are invested primarily in common stocks, marketable bonds and other fixed income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in Company common or preferred stock. Postretirement health care costs for key executives continue to be paid from SPPC's general assets.

     The following table sets forth a reconciliation of the funded status of the plan with amounts included in the accompanying consolidated balance sheets as of December 31, 1996 and 1995 (dollars in thousands):

                                             1996        1995
                                           --------    --------
Accumulated postretirement benefit
 obligation:
   Retirees                                $ 37,941    $ 39,712
   Fully eligible active participants         6,227       4,915
   Other active plan participants            29,358      29,194
                                           --------    --------
     Total                                   73,526      73,821

Less plan assets at fair value              (32,944)    (25,076)
                                           --------    --------
Accumulated postretirement benefit
 obligation in excess of plan assets         40,582      48,745
Unrecognized prior service cost                (415)          -
Unrecognized net gain                         8,562       3,340
Unrecognized transition obligation          (39,419)    (41,883)
                                           --------    --------

Net balance sheet liability                $  9,310    $ 10,202
                                           ========    ========

     In the preceding table, unrecognized net gain represents the net change attributed to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

     Net periodic postretirement benefit expense for 1996, 1995 and 1994 included the following components (dollars in thousands):


                                            1996        1995       1994
                                          ---------   --------   ---------

Service cost                               $ 2,587    $ 2,448     $ 2,810
Interest cost                                5,269      4,479       4,759
Actual (gain) loss on plan assets           (1,942)    (3,891)        319
Net amortizations and deferrals                (94)     2,111        (980)
Amortization of transition
  obligation over 20 years                   2,464      2,838       2,838
Costs associated with 1995 early                 -      8,047           -
  retirement plan                          -------    -------     -------

Net periodic  postretirement benefit
  cost determined under SFAS No. 106         8,284     16,032       9,746
Amount expensed (deferred) under
  SFAS No. 71 - net                          2,044     (7,086)      1,043
                                            -------    -------     -------


Net periodic postretirement expense
  recognized                               $10,328    $ 8,946     $10,789
                                           =======    =======     =======

Amount charged to operating expense        $ 6,903    $ 6,108     $ 7,285
                                           =======    =======     =======

Amount charged to utility plant and
  clearing accounts                        $ 3,425    $ 2,838     $ 3,504
                                           =======    =======     =======

     In the table above service cost represents the benefits earned during the year while interest cost represents the increase in the accumulated benefit obligation due to the passage of time.

     The amount deferred under SFAS No. 71 for 1995 represents the present value of termination benefits and curtailment losses resulting from the early retirement and severance plans offered during that year. The present value of these costs was originally recorded at $8.3 million during 1995, but was revalued to $8.0 million during 1996 because of a revision in the measurement date. These termination costs were fully deferred, as a regulatory asset, as of December 31, 1995. Beginning in 1996, SPPC began amortization of the termination costs by recognizing expense for both 1995 and 1996. SPPC is using a ten-year amortization period for these costs which is consistent with the treatment of previous early retirement programs.

      The amortization of 1993 deferred costs represents the annual amounts expensed from charges initially deferred pending the decision of the general rate case filed in December 1992. These costs were deferred as a result of a regulatory phase-in plan which did not allow immediate recognition of these costs when SPPC adopted SFAS 106 in January 1993. As a result of the decision, issued in June 1993, SPPC began to amortize these costs over a thirty-six month period beginning July 1993. The following schedule summarizes the amortization of the deferred costs (dollars in thousands):

                                           1996       1995       1994
                                          ------    --------    ------

SFAS No. 106 costs deferred               $    -    $(8,047)    $    -
Amortization of 1995 early
  retirement program                       1,610
Amortization of 1993 deferred costs          434        961      1,043
                                          ------    -------     ------
Net amount expensed (deferred) under
  SFAS No. 71                             $2,044    $(7,086)    $1,043
                                          ======    =======     ======

     For measurement purposes, the Company used a discount rate for obligations as of December 31, 1996, 1995 and 1994 of 7.50%, 7.00% and 8.00%,
respectively. The expected long-term return on assets was 8.50%, 9.00% and 9.00% for the same periods, respectively. The graduated medical trend rates for 1996, 1995 and 1994 was 11.25%, 11.75% and 12.25%, respectively. This medical trend rate declines by 0.50% over the next ten years to an ultimate rate of 5.75% in 2007, remaining at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported. For example, an increase in the health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $12.6 million and the aggregate of the service and interest cost component of net periodic postretirement benefit cost for the year then ended by $1.7 million.


NOTE 15.  POSTEMPLOYMENT BENEFITS:
---------------------------------

     During 1995, the Company offered a severance program to non-bargaining-unit employees which provided both severance pay and medical benefits continuation totaling $7.0 million and $0.5 million, respectively. These costs were deferred, as a regulatory asset, as of December 31, 1995. Amortization of these costs began in 1996 over a ten-year period consistent with the period used for pension and postretirement benefits. There was no remaining liability for unpaid severance and benefits at December 31, 1996. The remaining liability was $3.0 million at December 31, 1995.

NOTE 16.  COMMITMENTS AND CONTINGENCIES:
---------------------------------------

     The Company's estimated cash construction expenditures for the year 1997 and the five-year period 1997-2001 are $135.5 million and $605.4 million, respectively.

     Several of SPPC's purchased power, gas supply and pipeline capacity, and coal supply contracts contain minimum volume provisions, which SPPC is either meeting, exceeding or buying out of. SPPC anticipates continuing to meet, exceed or buy out of them in the future.

     SPPC has an operating lease for its corporate headquarters building, a 334,000 square foot, five-floor, multi-purpose building located in southeast Reno, Nevada. The primary term of the lease is 25 years, ending in 2010. The current annual rental is $5.2 million, which amount remains constant until the end of the primary term. The lease has renewal options for an additional 50 years.

     The total rental expense under all leases was approximately $8.2 million in 1996, $8.0 million in 1995 and $7.4 million in 1994.

     Estimated future minimum lease commitments (including the corporate headquarters building described above) under non-cancelable operating leases with initial terms of one year or more at December 31, 1996 were as follows (dollars in millions):


1997                     $ 7.4
1998                       7.2
1999                       6.9
2000                       6.4
2001                       6.4
After 2001 to 2018        53.2
                         -----
 Total                   $87.5
                         =====


     See Notes 1, 5, 7 and 13 of the Company's consolidated financial statements for additional commitments and contingencies.

NOTE 17.  SEGMENT INFORMATION:
-----------------------------

     Information related to the segments of the Company's business is detailed below (dollars in thousands):


December 31, 1996             Electric       Gas        Water       Other       Total
--------------------------   ----------   ---------   ---------   ---------   ----------
 Operating Revenues          $  507,004    $ 67,376    $ 45,344    $  7,987   $  627,711
                             ==========    ========    ========    ========   ==========
 Operating Income            $   86,428    $ 11,035    $  9,545    $  1,870   $  108,878
                             ==========    ========    ========    ========   ==========
 Depreciation                $   47,797    $  4,223    $  6,098           -   $   58,118
                             ==========    ========    ========    ========   ==========
 Capital Expenditures        $  158,482    $ 10,798    $ 33,829           -   $  203,109
                             ==========    ========    ========    ========   ==========
 Identifiable Assets:
  Net Utility Plant          $1,182,623    $104,427    $256,160           -   $1,543,210
  Other                      $  141,956    $ 13,270    $ 12,653    $  5,253   $  173,132
 Other Utility Assets                 -           -           -    $131,539   $  131,539
 Other Corporate Assets               -           -           -    $ 21,473   $   21,473
                                                                              ----------
 Total Assets                                                                 $1,869,354
                                                                              ==========



December 31, 1995             Electric       Gas        Water       Other       Total
--------------------------   ----------   ---------   ---------   ---------   ----------
 Operating Revenues          $  491,419    $ 62,572    $ 43,793    $  8,338   $  606,122
                             ==========    ========    ========    ========   ==========
 Operating Income            $   87,825    $  5,041    $  8,945    $  2,949   $  104,760
                             ==========    ========    ========    ========   ==========
 Depreciation                $   45,361    $  4,019    $  5,685    $     11   $   55,076
                             ==========    ========    ========    ========   ==========
 Capital Expenditures        $   99,537    $ 13,318    $ 31,342    $ 28,475   $  172,672
                             ==========    ========    ========    ========   ==========
 Identifiable Assets:
  Net Utility Plant          $1,076,126    $ 98,367    $238,308    $      -   $1,412,801
  Other                      $  146,392    $ 11,505    $  7,723    $  7,121      172,741
 Other Utility Assets                 -           -           -     151,397      151,397
 Other Corporate Assets               -           -           -      19,688       19,688
                                                                              ----------
 Total Assets                                                                 $1,756,627
                                                                              ==========



December 31, 1994             Electric       Gas        Water       Other       Total
--------------------------   ----------   ---------   ---------   ---------   ----------
 Operating Revenues          $  498,680    $ 65,174    $ 39,339    $ 23,119   $  626,312
                             ==========    ========    ========    ========   ==========
 Operating Income            $   81,641    $  5,806    $  8,536    $  2,530   $   98,513
                             ==========    ========    ========    ========   ==========
 Depreciation                $   43,137    $  3,769    $  5,270    $    394   $   52,570
                             ==========    ========    ========    ========   ==========
 Capital Expenditures        $   91,483    $  8,614    $ 25,381    $  6,923   $  132,401
                             ==========    ========    ========    ========   ==========
 Identifiable Assets:
  Net Utility Plant          $1,026,602    $ 89,201    $215,675    $      -   $1,331,478
  Other                      $  117,888    $ 17,750    $  7,573    $ 12,011      155,222
 Other Utility Assets                 -           -           -     131,021      131,021
 Other Corporate Assets               -           -           -      14,982       14,982
                                                                              ----------
 Total Assets                                                                 $1,632,703
                                                                              ==========

NOTE 18. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):
----------------------------------------------------------

     The following figures are unaudited and include all adjustments necessary in the opinion of the Company's management for a fair presentation of the results of interim periods (dollars in thousands except per share amounts).

                                          Quarter Ended
                          ----------------------------------------------
                          March 31,   June 30,    Sept. 30,    Dec. 31,
                            1996        1996        1996         1996
                          ---------   ---------   ---------   ----------
                                                                 (1)
Operating Revenue         $163,826    $150,173    $160,812    $152,900
Operating Income          $ 28,757    $ 24,169    $ 32,750    $ 23,202
Net Income                $ 17,786    $ 14,805    $ 21,978    $ 12,310
Net Income Per Share      $    .59    $    .49    $    .72    $    .39

                                          Quarter Ended
                          ----------------------------------------------
                          March 31,   June 30,    Sept. 30,    Dec. 31,
                            1995        1995        1995        1995
                          ---------   ---------   ---------   ----------

Operating Revenue         $160,146    $142,233    $151,220    $152,523
Operating Income          $ 27,251    $ 22,320    $ 27,496    $ 27,693
Net Income                $ 15,247    $ 10,896    $ 16,459    $ 15,437
Net Income Per Share      $    .52    $    .37    $    .55    $    .51

(1)  Reflects $13 million Nevada electric revenue refund.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to SPR's directors called for by Item 10 of
Part III is hereby incorporated by reference from the section titled "Security Ownership of Certain Beneficial Owners and Management" of SPR's definitive proxy statement to be filed pursuant to regulation 14A.

     Information with respect to SPR's executive officers is set forth in Part I hereof following Item 4.


ITEM 11.  EXECUTIVE COMPENSATION

     The information with respect to officers and directors called for by Item 11 of Part III is hereby incorporated by reference from the sections titled "Directors Compensation", "Summary Compensation Table" and "Severance Arrangements" of SPR's definitive proxy statement to be filed pursuant to regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to security ownership of certain beneficial owners and management called for by Item 12 of Part III is hereby incorporated by reference from the sections titled "Certain Business Relationships", "Indebtedness of Management" and "Election of Directors" of SPR's definitive proxy statement to be filed pursuant to regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to Certain Relationships and Related Transactions called for by Item 13 of Part III is hereby incorporated by reference from the section titled "Transactions With Management" of SPR's definitive proxy statement to be filed pursuant to regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b)   Reports on Form 8-K

          Filed on November 20, 1996 - Item 4, Changes in Registrant's Certifying Accountant

        . Based upon the recommendation if its audit committee, the Board of Directors of the Company, voted to appoint Deloitte & Touche LLP as the Company's independent accountants. Coopers & Lybrand L.L.P. had previously served as the Company's independent accountants. During the two most recent fiscal years, ending December 31, 1995, the reports on financial statements by Coopers & Lybrand L.L.P. did not contain any adverse opinion or disclaimer of opinion, nor were the reports modified or qualified in any manner. Additionally, there were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure for the abovementioned period nor were there any "reportable events" as defined in Item 304 (a) (1)
             (v) of Regulation S-K.

Reports on Form 8-K/A

     Filed on November  22, 1996 - Amendment of Form 8-K filed on November 20,
     1996

        . To include as an exhibit a letter from Coopers & Lybrand L.L.P. dated November 21, 1996 regarding the change in certifying accountants.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SIERRA PACIFIC RESOURCES

                                    By /s/ Walter M. Higgins
                                       -------------------------------
                                           Walter M. Higgins
                                       Chairman, President and
                                       Chief Executive Officer
                                           March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March, 1997.


/s/ Walter M. Higgins                         /s/ Mark A. Ruelle
---------------------------------             -----------------------
   Walter M. Higgins                             Mark A. Ruelle
Chairman, President, and Chief              Senior Vice President and
 Executive Officer (Principal                Chief Financial Officer
Executive Officer) and Director          (Principal Financial Officer)
                                         (Principal Accounting Officer)


/s/      Edward P. Bliss                      /s/    Richard N. Fulstone
---------------------------------             --------------------------------
         Edward P. Bliss                             Richard N. Fulstone
            Director                                      Director

/s/    Krestine M. Corbin                     /s/       James L. Murphy
---------------------------------             -------------------------------
       Krestine M. Corbin                               James L. Murphy
          Director                                         Director

/s/      Theodore J. Day                      /s/     Dennis E. Wheeler
------------------------                      -------------------------
         Theodore J. Day                              Dennis E. Wheeler
            Director                                       Director

/s/    Harold P. Dayton, Jr.                  /s/    Robert B. Whittington
----------------------------                  ----------------------------
       Harold P. Dayton, Jr.                         Robert B. Whittington
            Director                                      Director

/S/     James R. Donnelley
--------------------------
        James R. Donnelley
            Director

(a) Exhibits Index*

      Exhibits with respect to SPR's principal subsidiary, SPPC, are listed in the exhibit index of its Annual Report on Form 10-K for the year ended December 31, 1996, and are attached hereto as the Appendix.

      Certain of the following exhibits with respect to SPR and its subsidiaries, Lands of Sierra, Inc., Sierra Energy Company dba e.three, Tuscarora Gas Pipeline Company, Sierra Water Development Company and Sierra Gas Holding Company (formerly Sierra Energy Company) are filed herewith. Certain other of such exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

(* Filed herewith)

(3)
       . Restated Articles of Incorporation of SPR filed October 5, 1990. (Exhibit 3 to Form 10-Q for the quarter ended September 30, 1990).


     *(A)
               By-laws of the Company, in its entirety as amended dated November 13, 1996.


(4)
       . Rights Agreement dated as of October 13, 1989 between SPR and Bank of America N.T. & S.A., including form of Rights Certificate. (Exhibit 1 to Form 8-K dated October 30, 1989).

(1O)
     *(A)
               Change in Control Agreements between the Company and the Executives.

       . Note Purchase Agreement, dated as of April 20, 1993, with respect to the private placement of $50 million in senior notes. (Exhibit 10 to Form 10-Q for the quarter ended March 31, 1993).

       . Employment Agreement dated June 27, 1994 by and among Sierra Pacific Resources, Sierra Pacific Power Company and William E. Peterson. (Exhibit to Form 10-K filed December 31, 1994).

       . Employment Agreement dated June 27, 1994 by and among Sierra Pacific Resources, Sierra Pacific Power Company and Malyn K. Malquist. (Exhibit to Form 10-K filed December 31, 1994).

               Sierra Pacific Resources Executive Long-Term Incentive Plan effective as of January 1, 1994. (Exhibit 99.1 to Form S-8 dated November 30, 1994 Registration No. 33-87646).

     *(B) The Amended and Restated Nonqualified Deferred Compensation Plan in which any director or any executive officer of the Company may participate. The Plan was amended and restated January 1, 1996.

(13)
     *(A)
               Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the financial statements for the periods ended 1996 and 1995 required by Form 11-K with respect to Sierra Pacific Resources Employee's Stock Ownership Plan are filed herewith.

(16)
        . Letter from Coopers & Lybrand L.L.P. dated November 21, 1996 regarding the change in certifying accountants. (Exhibit filed with Form 8-K/A dated November 22, 1996)

(21)           Subsidiaries of the Registrant:
                  Sierra Pacific Power Company, a Nevada Corporation.
                  Lands of Sierra, Inc., a Nevada Corporation.
                  Sierra Energy Corporation dba e.three, a Nevada Corporation. Tuscarora Gas Pipeline Company, a Nevada Corporation.
                  Sierra Water Development Company, a Nevada Corporation. Sierra Gas Holdings Company (Formerly Sierra Energy Company),
                    a Nevada Corporation.

(23)
     *(A)
               Consent of Independent Accountants, Deloitte & Touche, LLP, in connection with Form S-3 of Sierra Pacific Resources for its 2,000,000 shares of continuously offered stock plan (File No. 33-90284), and its Common Stock Investment Plan (File No. 333-4374) in the registration statements on Form S-8 of SPR for the Employees' Stock Purchase Plan and Employees' Stock Ownership Plan (File No. 2-92454), Executive Long-Term Incentive Plan (File No. 33-87646), and the Non-Employee Director Stock Plan (File No. 33-48152).

               Consent of Independent Accountants, Deloitte and Touche, LLP, in connection with Form 11-K with respect to the Company's Employee Stock Ownership Plan for the periods ended 1995 and 1996.

     *(B)
               Consent of Independent Accountants, Coopers and Lybrand, L.L.P., in connection with Form S-3 of Sierra Pacific Resources for its 2,000,000 shares of continuously offered stock plan (File No. 33-90284), and its Common Stock Investment Plan (File No. 333-4374) in the registration statements on Form S-8 of SPR for the Employees' Stock Purchase Plan and Employees' Stock Ownership Plan (File No. 2-92454), Executive Long-Term Incentive Plan (File No. 33-87646), and the Non-Employee Director Stock Plan (File No. 33-48152).

               Consent of Independent Accountants, Coopers and Lybrand, L.L.P., in connection with Form 11-K with respect to the Company's Employee Stock Ownership Plan for the periods ended 1995 and 1996.

(27)
       . The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements of the Company used in connection with the Form 10-Q for the six-month period ending June 30, 1996. (Exhibit filed with the Form 10-Q dated August 14, 1996).

       . The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements of the Company used in connection with the Form 10-Q for the nine-month period ended September 30, 1996. (Exhibit filed with the Form 10-Q dated November 7, 1996).

   *(A)
               The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements of the Company used in connection with the Form 10-K for the twelve month period ending December 31, 1996. (Exhibit filed with the Form 10-K dated March 14, 1997.)


(99)
       . Press Release from the Company dated June 28, 1996 announcing receipt of notification from its merger partners, Spokane-based Washington Water Power Company (WWP), that WWP no longer intends to pursue the merger of the two companies. (Exhibit C of Form 8-K dated July 3, 1996).