Form 10-Q
period 1997-03-31
SIERRA PACIFIC RESOURCES
filed 1997-05-15
CIK 741508

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934       FOR THE QUARTERLY PERIOD ENDED         MARCH 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

                         Commission File Number 0-508


                           SIERRA PACIFIC RESOURCES
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                        88-0198358
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

P.O. Box 10100 (6100 Neil Road)
             Reno, Nevada                                  89520-0400
                                                            (89511)
(Address of principal executive office)                    (Zip Code)

                                (702) 689-5400
             (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                              -------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                                    Outstanding at May 14, 1997
Common Stock, $1.00 par value                           30,875,727 Shares

================================================================================

                           SIERRA PACIFIC RESOURCES
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997


                                   CONTENTS


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                              PAGE NO.
                                                                              --------
ITEM 1.   FINANCIAL STATEMENTS

     Report of Independent Accountants......................................      3

     Consolidated Balance Sheets - March 31, 1997 and
         December 31, 1996..................................................      4

     Consolidated Statements of Income - Three Months
         Ended March 31, 1997 and 1996......................................      5

     Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1997 and 1996......................................      6

     Notes to Consolidated Financial Statements.............................      7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS.....................................................      9


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS.................................................      13

ITEM 5.   OTHER INFORMATION.................................................      13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................      13

Signature Page..............................................................      14

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Sierra Pacific Resources
Reno, Nevada

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Resources and subsidiaries as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 1997. The interim financial statements as of March 31, 1996, and for the three-month period then ended were reviewed by other accountants whose report dated April 26, 1996, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Reno, Nevada
April 29, 1997

                           SIERRA PACIFIC RESOURCES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   1997          1996
                                                                               -----------   ------------
                                                                               (UNAUDITED)
ASSETS
Utility Plant at Original Cost:
 Plant in service                                                                $1,997,514    $1,984,781
  Less:  accumulated provision for depreciation                                     620,877       606,406
                                                                                 ----------    ----------
                                                                                  1,376,637     1,378,375
  Construction work-in-progress                                                     175,643       164,835
                                                                                 ----------    ----------
                                                                                  1,552,280     1,543,210
                                                                                 ----------    ----------
Investments in subsidiaries and other property, net                                  44,011        44,583
                                                                                 ----------    ----------
Current Assets:
  Cash and cash equivalents                                                          17,971         4,949
  Accounts receivable less provision for uncollectible accounts $1,710 at
    March 31, 1997 and $2,196 at December 31, 1996                                   87,183        94,736
  Materials, supplies and fuel, at average cost                                      26,291        27,586
  Other                                                                               5,715         4,472
                                                                                 ----------    ----------
                                                                                    137,160       131,743
                                                                                 ----------    ----------
Deferred Charges:
  Regulatory tax asset                                                               67,599        67,667
  Other regulatory assets                                                            67,333        67,319
  Other                                                                              19,214        14,832
                                                                                 ----------    ----------
                                                                                    154,146       149,818
                                                                                 ----------    ----------
                                                                                 $1,887,597    $1,869,354
                                                                                 ==========    ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                    $  607,672    $  594,859
  Preferred stock                                                                    73,115        73,115
  Preferred stock subject to mandatory redemption:
  SPPC-obligated mandatorily redeemable preferred securities of
    SPPC's subsidiary trust, Sierra Pacific Power Capital I, holding solely $50 million principal amount 8.6% junior subordinated
    debentures of SPPC, due 2036                                                     48,500        48,500
  Long-term debt                                                                    637,742       637,846
                                                                                 ----------    ----------
                                                                                  1,367,029     1,354,320
                                                                                 ----------    ----------
Current Liabilities:
  Short-term borrowings                                                              46,000        38,000
  Current maturities of long-term debt and preferred  stock                          25,440        25,434
  Accounts payable                                                                   43,212        53,804
  Accrued interest                                                                   14,159         6,849
  Other current liabilities                                                          40,434        43,530
                                                                                 ----------    ----------
                                                                                    169,245       167,617
                                                                                 ----------    ----------

Deferred Credits:
  Accumulated deferred federal income taxes                                         164,506       164,199
  Accumulated deferred investment tax credit                                         41,343        41,836
  Regulatory tax liability                                                           42,499        42,870
  Customer advances for construction                                                 37,955        39,429
  Other                                                                              65,020        59,083
                                                                                 ----------    ----------
                                                                                    351,323       347,417
                                                                                 ----------    ----------
                                                                                 $1,887,597    $1,869,354
                                                                                 ==========    ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SIERRA PACIFIC RESOURCES
                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                             ---------
                                                                        1997           1996
                                                                   -------------   -------------
                                                                             (UNAUDITED)
OPERATING REVENUES:
 Electric                                                             $   134,655    $   127,757
 Gas                                                                       28,177         25,067
 Water                                                                      9,026          9,330
 Other                                                                      1,455          1,672
                                                                      -----------    -----------
                                                                          173,313        163,826
                                                                      -----------    -----------
OPERATING EXPENSES:
 Operation:
   Purchased power                                                         31,878         31,169
   Fuel for power generation                                               22,807         23,863
   Gas purchased for resale                                                13,932         12,954
   Other                                                                   35,349         32,019
 Maintenance                                                                6,049          4,477
 Depreciation and amortization                                             15,378         14,062
 Taxes:
   Income taxes                                                            12,289         11,916
   Other than income                                                        4,714          4,609
                                                                      -----------    -----------
                                                                          142,396        135,069
                                                                      -----------    -----------
OPERATING INCOME                                                           30,917         28,757
                                                                      -----------    -----------

OTHER INCOME:
 Allowance for other funds used during construction                         1,434            663
 Other income - net                                                         1,079            459
                                                                      -----------    -----------
                                                                            2,513          1,122
                                                                      -----------    -----------
    Total Income                                                           33,430         29,879
                                                                      -----------    -----------

INTEREST CHARGES:
  Long-term debt                                                           10,588          9,318
  Other                                                                       769          1,137
  Allowance for borrowed funds used during construction and
   capitalized interest                                                    (1,168)          (147)
                                                                      -----------    -----------
                                                                           10,189         10,308
                                                                      -----------    -----------
INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES                                                      23,241         19,571
  Preferred dividend requirements of  SPPC-obligated mandatorily
   redeemable preferred securities                                         (1,043)             -
                                                                      -----------    -----------
INCOME BEFORE PREFERRED DIVIDENDS                                          22,198         19,571
  Preferred dividend requirements of subsidiary                            (1,365)        (1,785)
                                                                      -----------    -----------
NET INCOME                                                            $    20,833    $    17,786
                                                                      ===========    ===========

Net Income Per Share                                                         $.68           $.59
                                                                      ===========    ===========

Weighted Average Shares of Common Stock Outstanding                    30,847,315     30,112,782
                                                                      ===========    ===========

Dividends Paid Per Share of Common Stock                              $      .295    $      .280
                                                                      ===========    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SIERRA PACIFIC RESOURCES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                               ---------
                                                                         1997               1996
                                                                    -------------      -------------
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before preferred dividends:                                   $ 22,198           $ 19,571
 Non-cash items included in income:
  Depreciation and amortization                                         15,378             14,062
  Deferred taxes and deferred investment tax credit                       (487)            (5,907)
  AFUDC and capitalized interest                                        (2,601)              (810)
  Early retirement and severance amortization                            1,257                529
  Other non-cash                                                          (476)             4,357
 Changes in certain assets and liabilities:
   Accounts receivable                                                   7,553             11,574
   Materials, supplies and fuel                                          1,294             (1,298)
   Other current assets                                                 (1,243)            (3,500)
   Accounts payable                                                    (10,593)           (41,564)
   Other current liabilities                                            (3,575)            16,956
   Other - net                                                           7,450             10,663
                                                                      --------           --------
Net Cash Flows From Operating Activities                                36,155             24,633
                                                                      --------           --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to utility plant                                          (28,498)           (29,688)
   Non-cash charges                                                      3,240              1,359
   Net customer refunds and contributions in aid construction            2,484              2,399
                                                                      --------           --------
Net Cash Used In Investing Activities                                  (22,774)           (25,930)
                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings                          8,654             (5,847)
   Proceeds from issuance of long-term debt                                  -             19,875
   Reduction of long-term debt                                            (107)              (115)
   Decrease in funds held in trust                                           -              9,175
   Sale of common stock                                                  1,550              3,181
   Dividends paid                                                      (10,456)            (8,778)
                                                                      --------           --------
Net Cash (Used In) Provided From Financing Activities                     (359)            17,491
                                                                      --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               13,022             16,194
Beginning balance in Cash and Cash Equivalents                           4,949              4,243
                                                                      --------           --------

Ending balance in Cash and Cash Equivalents                           $ 17,971           $ 20,437
                                                                      ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash Paid During Period For:
    Interest                                                          $  4,805           $  2,154
    Income Taxes                                                      $   (104)          $     -

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE 1.  MANAGEMENT'S STATEMENT
-------------------------------

    In the opinion of the management of Sierra Pacific Resources, hereafter known as the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows for the periods shown. These consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Deloitte & Touche LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements, and their report has been included in this report.

    The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company (TGPC), Sierra Gas Holding Company (formerly Sierra Energy Company), Sierra Energy Company dba e.three (e.three), Lands of Sierra (LOS), and Sierra Water Development Company (SWDC). All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

    Certain items previously reported for years prior to 1997 have been reclassified to conform with the current year's presentation. Net income and shareholder's equity were not affected by these reclassifications.


NOTE 2.  EARNINGS PER SHARE
---------------------------

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" in February, 1997. This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It simplifies the standards for computing earnings per share and makes them comparable to international EPS by replacing primary EPS and fully dilutive EPS with basic EPS and dilutive EPS. It requires dual presentation on the face of the income statement for both computations and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement is effective for financial statements issued for periods ending after December 15, 1997 with earlier application not permitted. If the Company were to adopt this standard for this period, earnings per share under each computation would not be materially different. As the statement requires, the Company will adopt the new statement for periods after December 15, 1997.

NOTE 3.  LONG-TERM DEBT
-----------------------

    The Company redeemed $10 million of senior notes, Series B on April 1, 1997.

NOTE 4.  REGULATORY ACTIONS.
----------------------------

    Based upon the rate plan approved by the Nevada Commission on February 6, 1997, SPPC recorded, in 1996, a $13 million refund. That amount was shown as a current liability at December 31, 1996. In the first quarter of 1997, that refund was paid to SPPC's customers. For further discussion of the $13 million rate refund and the stipulation, refer to the Company's 1996 Annual Report on Form 10-K.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's net income for the period ended March 31, 1997, was $20.8 million, an increase of 17.1% over the comparable period in 1996. Earnings were driven by overall customer growth, increased energy sales and lower fuel costs for the electric and gas utility operations of the Company's principal subsid-iary, SPPC.

                             RESULTS OF OPERATIONS
                             ---------------------

SPPC
----

    Total operating revenues for the three-months ended March 31, 1997 increased by 5.8% ($9.5 million) over the comparable period of 1996 due to increased energy sales.

                                        MARCH 31,
                                        ---------
                                     1997        1996
                                   --------    --------
Operating Revenues:
       Electric                    $134,655    $127,757
       Gas                           28,176      25,067
       Water                          9,026       9,330
                                   --------    --------
          Total Revenues           $171,857    $162,154
                                   --------    --------

Energy Costs:
       Electric                    $ 54,684    $ 55,649
       Gas                           13,940      12,953
                                   --------    --------
          Total Energy Costs         68,624      68,602
                                   --------    --------
            Revenue Margin         $103,233    $ 93,552
                                   --------    --------

Revenue Margin by Division:
       Electric                    $ 79,971    $ 72,108
       Gas                           14,236      12,114
       Water                          9,026       9,330
                                   --------    --------
          Total                    $103,233    $ 93,552
                                   ========    ========


    Energy costs are comprised of purchased power, fuel for power generation and gas purchased for resale. Average energy costs for the three months ended are set forth below.

                                   MARCH 31,
                                  ----------
                                 1997     1996
                                ------   ------
Average cost per KWH of
  purchased power               3.42c    3.09c

Average cost per KWH of
  generated power               2.05c    2.24c

Average cost per therm of
  gas purchased for resale      28.18c   27.71c


    The total cost of purchased power increased by 2.3% ($.7 million) for the three months ended March 31, 1997, over the comparable period in 1996, due to higher priced hydro-generated energy in the Pacific Northwest.

    Megawatt-hours (MWH) generated increased by 4.2% (44,257 MWH) for the three months ended March 31, 1997, over the comparable 1996 period due to cheaper fuel costs for generation coupled with increased customer demand and overall customer growth. The total cost of fuel for power generation decreased by 4.4% ($1.1 million) reflecting lower fuel prices. The cost per KWH generated decreased by 8.5% (.19c) for the three months ended March 31, 1997 compared to the same period in 1996.

    For the three months ended March 31, 1997, SPPC increased the therms of gas purchased for resale by 5.8% (2,698,945 therms) over the comparable period in 1996. The total cost during the same period increased 7.5% ($.9 million) due to per-therm cost increases of 1.7% (.47c).

    Other operations expenses increased 9.4% ($3.3 million) for the three months ended March 31, 1997, over the same period in 1996 due primarily to increases associated with the January 1997 flood of $.3 million, $1.9 million for a stock plan and $.5 million for environmental remediation costs associated with property owned by Lands of Sierra.

    Maintenance expenses increased 35% ($1.6 million) due to flood-related expenses for overhead and underground lines, mains and existing structures and for increased maintenance costs at the Valmy Plant.

    Depreciation and amortization expense for the quarter ended March 31, 1997 increased 9% ($1.3 million) due to increases in utility plant. The most notable increases were the Chalk Bluff water treatment facility and the Pinon Pine combined cycle combustion turbine.

    Income taxes increased for the three months ended March 31, 1997, over the comparable 1996 period due to higher operating income before taxes. The decrease in the effective tax rate for the period reflects adjustments to income tax expense in 1996 resulting from IRS audits. Income taxes reflected in operating income and other income-net are summarized below (dollars in thousands):

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                                    ---------
                                                1997         1996
                                               -------     -------
Currently payable                              $12,358     $16,929
Deferred taxes - net                                58      (4,733)
Investment tax credit - net                       (493)       (493)
                                               -------     -------
   Total income taxes                          $11,923     $11,703
                                               =======     =======

Income taxes charged to:
Operations                                     $12,289     $11,909
Other Income - net                                (366)       (206)
                                               -------     -------
   Total income tax expense                    $11,923     $11,703
                                               =======     =======

Income before income taxes and preferred
  dividend requirements                        $34,121     $31,274
                                               =======     =======

Effective tax rate                                34.9%       37.4%
                                               =======     =======


    Allowance for funds used during construction (AFUDC) and capitalized interest increased by 221% ($1.8 million) for the three months ended March 31, 1997, compared to the corresponding period in 1996. This is due to an increase in construction work-in-progress (CWIP) from the prior year and an increase in the capitalization rates used. Most notable is the CWIP associated with the Alturas Intertie of $ 71.9 million at March 31, 1997 compared to $ 26.7 million at March 31, 1996. In 1996, the CWIP balance had a larger percentage of water projects that used a lower AFUDC rate than electric projects.

    Other income increased by 35% ($.6 million) due to the sale of commercial property by Lands of Sierra during the first quarter of 1997.

    Interest on long-term debt increased 14% ($1.3 million) for the three months ended March 31, 1997, due to interest expenses associated with the issuance of medium-term notes, Series C, in 1996. Other interest expenses decreased 32% ($.4 million) due to a reduction in the amount of commercial paper outstanding in the first quarter of 1997 compared to 1996.

    Due to the issuance of 8.6% trust originated preferred securities by SPPC's subsidiary trust, Sierra Pacific Power Capital I, in the 3/rd/ quarter of 1996, the preferred dividends on mandatorily redeemable preferred securities increased $1 million. No such securities were outstanding for the same period in 1996.


    Preferred dividend requirements for all other preferred securities decreased 23.5% ($.4 million) in the first quarter of 1997 compared to the comparable period in 1996, due to the redemption of Series G preferred stock in June 1996, by SPPC.




TUSCARORA GAS PIPELINE COMPANY
------------------------------

    For the three months ended March 31, 1997, Tuscarora Gas Pipeline Company, a wholly-owned subsidiary of the Company, contributed revenues of $.8 million compared to $.7 million for the comparable period in 1996.


LANDS OF SIERRA
---------------

    Lands of Sierra (LOS), a wholly-owned subsidiary of the Company, is engaged in the development and management of land and real estate in Nevada and California. In keeping with management's intent to liquidate the properties of LOS, LOS sold commercial property in the first quarter of 1997 for $.7 million. In addition, LOS received preliminary information that the costs of environmental remediation for commercial property owned at Lake Tahoe could be higher than previously anticipated. In the first quarter of 1997, the Company recorded an additional $.5 million for these costs.


OTHER SUBSIDIARIES AND E.THREE
------------------------------


Combined, these entities contributed a net loss of $.2 million for the first quarter of 1997 compared to a net loss of $6,000 in 1996. All of the increase in the loss for 1997 is attributed to start up costs associated with the newly formed subsidiary, e.three.




             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
             ----------------------------------------------------

    During the first three months of 1997, the Company earned $22.2 million in income before preferred dividends and declared $9.6 million in common stock dividends. SPPC, the Company's principal subsidiary, declared $1.3 million in preferred stock dividends.

    The Company redeemed $10 million of Senior Notes, Series B, in April, 1997.

CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

    The Company's construction program and capital requirements for the period 1997-2001 were originally discussed in the Company's 1996 Annual Report on Form 10-K. Of the amount projected for 1997, as of March 31, 1997, $23.3 million (17.2%) had been spent. All financing was provided by internally-generated funds.

    In February 1997, the Nevada Commission approved a decrease of $7.1 million in SPPC's electric rates. This reduction took effect in late February 1997 billings and all billings thereafter. For further discussion of the regulatory action, refer to the Company's 1996 Annual Report on Form 10-K.


ALTURAS INTERTIE
----------------

    On April 9, 1997, SPPC filed additional documentation with the Truckee Meadows Regional Planning Commission (TMRPC) and the Public Service Commission of Nevada for approval to route the Alturas Intertie across land in their jurisdictions. The TMRPC will address the issue of the intertie at its May 14, 1997 meeting. SPPC expects to receive approval by the Public Service Commission of Nevada in July, 1997.

    At its meeting on April 15, 1997, Modoc National Forest denied SPPC's Special Use Permit to construct a 2.5 mile portion of the Alturas Intertie Project through the Modoc National Forest. However, if additional documentation could be provided detailing the unfeasibility of building the power line over an alternative route, forest representatives stated they would reconsider SPPC's request. SPPC plans to submit this documentation by mid-May 1997.

    SPPC anticipates construction could begin in the fall of 1997 provided the additional approvals are received on schedule. For further discussion, refer to the Company's 1996 Annual Report on Form 10-K.


CALIFORNIA MATTERS
------------------

    On May 6, 1997, the California Public Utility Commission (CPUC) issued its order implementing the California restructuring bill signed into law in September 1996. Beginning January 1, 1998, all investor-owned utilities, including SPPC, must offer all customers with individual or aggregated loads of 20 kilowatts or greater direct access to their distribution systems. Under the order, customers may choose to continue to take service from their incumbent utility at tariffed rates, purchase energy from marketers or contract directly with a generator. Implementation plans are to be filed with the CPUC by July 1, 1997. For further discussion of regulatory actions, please refer to California
                                                                     ----------
Matters in the Company's 1996 Annual Report on Form 10-K.
-------

    The Company and SPPC are still reviewing this order and its compliance requirements. Management cannot predict the effect of these changes at this time.

                                    PART II
                                    -------

ITEM 1.   LEGAL PROCEEDINGS

None.



ITEM 5.   OTHER INFORMATION

None.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q:

          (15) Letter of independent accountants acknowledging awareness regarding unaudited interim financial information of the Company.

          (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements on Form 10-Q for the period ended March 31, 1997, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b)  Reports on Form 8-K:

               None.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Sierra Pacific Resources
                                               ------------------------------
                                                        (Registrant)




Date:   May 15, 1997                        By:       /s/ Mark A. Ruelle
       --------------                          ------------------------------
                                                          Mark A. Ruelle
                                                      Senior Vice President
                                                    Chief Financial Officer
                                                  (Principal Financial Officer)
                                                  (Principal Accounting Officer)