Form 10-Q
period 1997-06-30
SIERRA PACIFIC RESOURCES
filed 1997-08-13
CIK 741508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934      FOR THE QUARTERLY PERIOD ENDED         JUNE 30, 1997

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

    P.O. BOX 30150 (6100 NEIL ROAD)
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

           Class                               Outstanding at August 12, 1997
Common Stock, $1.00 par value                         30,891,108 Shares

================================================================================

                            SIERRA PACIFIC RESOURCES
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997


                                    CONTENTS


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                                         PAGE
                                                                                         ----
ITEM 1.   FINANCIAL STATEMENTS

          Report of Independent Accountants...........................................    3

          Condensed Consolidated Balance Sheets - June 30, 1997 and
               December 31, 1996......................................................    4

          Condensed Consolidated Statements of Income - Three-Months and Six-Months
               Ended June 30, 1997 and 1996...........................................    5

          Condensed Consolidated Statements of Cash Flows - Six-Months
               Ended June 30, 1997 and 1996...........................................    6

          Notes to Condensed Consolidated Financial Statements........................    7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS...............................................................    9

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.   LEGAL PROCEEDINGS...........................................................   17

ITEM 5.   OTHER INFORMATION...........................................................   17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................................   17

Signature Page........................................................................   18

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Sierra Pacific Resources
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Resources and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods then ended. The condensed interim financial statements as of June 30, 1996, and for the three-month and six-month periods then ended were reviewed by other accountants whose report dated July 26, 1996, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Reno, Nevada
August 7, 1997

                           SIERRA PACIFIC RESOURCES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                                    JUNE 30,      DECEMBER 31,
                                                                                                     1997            1996
                                                                                                  ------------    ------------
                                                                                                   (UNAUDITED)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                                 $ 2,006,619     $ 1,984,781
    Less: accumulated provision for depreciation                                                       635,418         606,406
                                                                                                  ------------    ------------
                                                                                                     1,371,201       1,378,375
  Construction work-in-progress                                                                        204,070         164,835
                                                                                                  ------------    ------------
                                                                                                     1,575,271       1,543,210
                                                                                                  ------------    ------------
Investments in subsidiaries and other property, net                                                     44,351          44,583
Current Assets:
  Cash and cash equivalents                                                                              1,326           4,949
  Accounts receivable less provision for uncollectible accounts $1,729 at
    June 30, 1997 and $2,196 at December 31, 1996                                                       81,126          94,736
  Materials, supplies and fuel, at average cost                                                         25,035          27,586
  Other                                                                                                  5,180           4,472
                                                                                                  ------------    ------------
                                                                                                       112,667         131,743
                                                                                                  ------------    ------------
Deferred Charges:
  Regulatory tax asset                                                                                  67,625          67,667
  Other regulatory assets                                                                               65,070          67,319
  Other                                                                                                 19,025          14,832
                                                                                                  ------------    ------------
                                                                                                       151,720         149,818
                                                                                                  ------------    ------------
                                                                                                  $  1,884,009    $  1,869,354
                                                                                                  ============    ============
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                                     $    614,132    $    594,859
  Preferred stock                                                                                       73,115          73,115
  Preferred stock subject to mandatory redemption:
  SPPC-obligated mandatorily redeemable preferred securities of
     SPPC's subsidiary Sierra Pacific Power Capital I, holding
     solely $50 million principal amount of 8.6% junior
     subordinated debentures of SPPC, due 2036                                                          48,500          48,500
  Long-term debt                                                                                       627,527         637,846
                                                                                                  ------------    ------------
                                                                                                     1,363,274       1,354,320
                                                                                                  ------------    ------------
Current Liabilities:
  Short-term borrowings                                                                                 71,000          38,000
  Current maturities of long-term debt and preferred  stock                                             10,446          25,434
  Accounts payable                                                                                      39,783          53,804
  Accrued interest                                                                                       7,001           6,849
  Dividends declared                                                                                    10,938          10,452
  Other current liabilities                                                                             33,340          33,078
                                                                                                  ------------    ------------
                                                                                                       172,508         167,617
                                                                                                  ------------    ------------
Deferred Credits:
  Accumulated deferred federal income taxes                                                            163,928         164,199
  Accumulated deferred investment tax credit                                                            40,850          41,836
  Regulatory tax liability                                                                              41,750          42,870
  Customer advances for construction                                                                    38,375          39,429
  Other                                                                                                 63,324          59,083
                                                                                                  ------------    ------------
                                                                                                       348,227         347,417
                                                                                                  ------------    ------------
                                                                                                  $  1,884,009    $  1,869,354
                                                                                                  ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SIERRA PACIFIC RESOURCES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE-MONTHS ENDED             SIX-MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                -----------------------------  ----------------------------
                                                                   1997               1996       1997              1996
                                                                --------------  -------------  -------------  -------------
                                                                          (UNAUDITED)                   (UNAUDITED)
OPERATING REVENUES:
  Electric                                                         $   130,603    $   124,601    $   265,258    $   252,358
  Gas                                                                   11,803         11,267         39,980         36,334
  Water                                                                 12,411         11,508         21,437         20,838
  Other                                                                  1,903          2,797          3,358          4,469
                                                                --------------  -------------  -------------  -------------
                                                                       156,720        150,173        330,033        313,999
                                                                --------------  -------------  -------------  -------------
OPERATING EXPENSES:
  Operation:
       Purchased power                                                  29,599         29,853         61,478         61,022
       Fuel for power generation                                        26,839         24,539         49,645         48,402
       Gas purchased for resale                                          6,405          5,091         20,337         18,045
       Other                                                            31,291         34,248         66,639         66,266
  Maintenance                                                            5,428          4,610         11,477          9,087
  Depreciation and amortization                                         15,448         14,288         30,825         28,350
  Taxes:
       Income taxes                                                      9,734          8,813         22,023         20,729
       Other than income                                                 4,731          4,562          9,446          9,172
                                                                --------------  -------------  -------------  -------------
                                                                       129,475        126,004        271,870        261,073
                                                                --------------  -------------  -------------  -------------
OPERATING INCOME                                                        27,245         24,169         58,163         52,926
                                                                --------------  -------------  -------------  -------------

OTHER INCOME:
  Allowance for other funds used during construction                     1,494          1,357          2,928          2,020
  Other income - net                                                      (292)           701            787          1,160
                                                                --------------  -------------  -------------  -------------
                                                                         1,202          2,058          3,715          3,180
                                                                --------------  -------------  -------------  -------------
                Total Income                                            28,447         26,227         61,878         56,106
                                                                --------------  -------------  -------------  -------------

INTEREST CHARGES:
     Long-term debt                                                     10,580          9,807         21,168         19,126
     Other                                                               1,161          1,262          1,930          2,398
     Allowance for borrowed funds used during construction and
     capitalized interest                                               (1,186)        (1,152)        (2,354)        (1,299)
                                                                --------------  -------------  -------------  -------------
                                                                        10,555          9,917         20,744         20,225
                                                                --------------  -------------  -------------  -------------
INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                                  17,892         16,310         41,134         35,881
     Preferred dividend requirements of SPPC-obligated
      mandatorily redeemable preferred securities                       (1,043)            --         (2,086)            --
                                                                --------------  -------------  -------------  -------------

INCOME BEFORE PREFERRED DIVIDENDS                                       16,849         16,310         39,048         35,881
     Preferred dividend requirements                                    (1,365)        (1,505)        (2,730)        (3,290)
                                                                --------------  -------------  -------------  -------------
INCOME APPLICABLE TO COMMON STOCK                                  $    15,484    $    14,805    $    36,318    $    32,591
                                                                ==============  =============  =============  =============

Net Income Per Share                                               $     0.501    $     0.490    $     1.177    $     1.080

Weighted Average Shares of Common Stock Outstanding                 30,881,770     30,379,293     30,864,638     30,246,038

Dividends Paid Per Share of Common Stock                           $     0.310    $     0.295    $     0.605    $     0.575

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SIERRA PACIFIC RESOURCES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                   SIX-MONTHS ENDED
                                                                                       JUNE 30,
                                                                            ------------------------------
                                                                               1997                1996
                                                                            -----------         ----------
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                            $ 39,048           $ 35,881
  Non-cash items included in income:
     Depreciation and amortization                                               30,825             28,350
     Deferred taxes and deferred investment tax credit                           (2,076)            (7,419)
     AFUDC and capitalized interest                                              (5,282)            (3,319)
     Early retirement and severance amortization                                  2,446              1,059
     Other non-cash                                                              (1,706)             9,730
  Changes in certain assets and liabilities:
     Accounts receivable                                                         13,610             17,742
     Materials, supplies and fuel                                                 2,551               (267)
     Other current assets                                                          (708)            (2,125)
     Accounts payable                                                           (14,021)           (46,618)
     Other current liabilities                                                     (144)             2,326
     Other - net                                                                 (1,015)             5,264
                                                                            -----------         ----------
Net Cash Flows From Operating Activities                                         63,528             40,604
                                                                            -----------         ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                (72,916)           (89,470)
      Non-cash charges                                                            5,055              4,868
      Net customer refunds and contributions in aid construction                  9,889              4,659
                                                                            -----------         ----------
Net Cash Used In Investing Activities                                           (57,972)           (79,943)
                                                                            -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings                                          34,349             39,862
      Proceeds from issuance of long-term debt                                    1,081             30,000
      Reduction of preferred stock                                                   --            (20,400)
      Reduction of long-term debt                                               (25,327)           (10,332)
      Decrease in funds held in trust                                                --              9,175
      Sale of common stock                                                        2,111             10,056
      Dividends paid                                                            (21,393)           (19,921)
                                                                            -----------         ----------
Net Cash (Used In) Provided From Financing Activities                            (9,179)            38,440
                                                                            -----------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (3,623)              (899)
Beginning balance in Cash and Cash Equivalents                                    4,949              4,243
                                                                            -----------         ----------

Ending balance in Cash and Cash Equivalents                                    $  1,326           $  3,344
                                                                            ===========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash Paid During Period For:
       Interest                                                                $ 24,433           $ 21,418
       Income Taxes                                                            $ 51,779           $ 21,847

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE 1.    MANAGEMENT'S STATEMENT
---------------------------------

    In the opinion of the management of Sierra Pacific Resources, hereafter known as the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Deloitte & Touche LLP, the Company's independent accountants, have performed a review of the unaudited condensed consolidated financial statements and their report has been included in this report.

    The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company (TGPC), Sierra Gas Holding Company (formerly Sierra Energy Company), Sierra Energy Company dba e.three (e.three), Lands of Sierra (LOS), and Sierra Water Development Company (SWDC). All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

    Certain items previously reported for years prior to 1997 have been reclassified to conform with the current year's presentation. Net income and shareholder's equity were not affected by these reclassifications.


NOTE 2.  RECENT PRONOUNCEMENTS OF THE FASB
------------------------------------------

    The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128 entitled "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented.

    In addition, the FASB issued SFAS 129 entitled "Disclosure of Information about Capital Structure" in February 1997. This statement establishes standards for disclosing information about an entity's capital structure. The Company already complies with SFAS 129 and foresees no material impact on the financial statements in adopting the statement for periods ending after December 15, 1997.

    On June 30, 1997, the FASB issued SFAS 130 entitled "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this new FASB will have a material impact on the financial statements of the Company.

    On June 30, 1997, the FASB issued SFAS 131 entitled "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has not determined the effect of this statement on its financial statement disclosure.

NOTE 3.  LONG-TERM DEBT
-----------------------

    The Company redeemed $10 million of senior notes, Series B on April 1, 1997. SPPC, the Company's subsidiary, redeemed $15 million 6.5% First Mortgage Bonds on June 30, 1997.


NOTE 4.  REGULATORY ACCOUNTING
------------------------------

     SPPC's rates are currently subject to the approval of the Public Utilities Commission of Nevada (PUCN) and are designed to recover the cost of providing generation, transmission and distribution services to its customers. As a result, SPPC qualifies for the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement recognizes that the rate actions of a regulator can provide reasonable assurance of the existence of an asset and requires the capitalization of incurred costs that would otherwise be charged to expense where it is probable that future revenue will be provided to recover these costs. SFAS No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71" requires that an enterprise whose operations cease to meet the qualifying criteria of SFAS 71 should discontinue the application of that statement by eliminating the effects of any actions of regulators that had been previously recognized.

     As discussed under Regulatory Proceedings, legislation has been passed in California and Nevada which will effectively define electric generation as a competitive service to be provided by any qualified generator or marketer. As a result of this legislation the generation operations of SPPC may in the future no longer qualify for application of SFAS 71. The total impact of the new legislation on SPPC's reporting practices is not currently determinable, since only general guidelines currently exist. However, SPPC believes that it continues to qualify for application of SFAS 71.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The Company's net income for the three-month and six-month periods ended June 30, 1997 was $15.5 million and $36.3 million, an increase of 4.6% and 11.4% over comparable periods in 1996. Earnings were driven by overall customer growth, increased sales and lower fuel costs for electric and gas utility operations of the Company's principal subsidiary, SPPC.


                             RESULTS OF OPERATIONS
                             ---------------------


    Total condensed consolidated operating revenues for the three-months and six-months ended June 30, 1997 increased by 4.4% and 5.1% ($6.5 million and $16.0 million) over the comparable periods in 1996 due to increased energy and gas sales resulting from overall customer growth and the previously accrued refund provision. Listed below are the revenues and revenue margin by division for SPPC which is the primary contributor of condensed consolidated operating revenues: (dollars in thousands)

                                                   THREE-MONTHS                SIX-MONTHS
                                                       ENDED                      ENDED
                                                     JUNE 30,                   JUNE 30,
                                            ---------------------------------------------------
                                                 1997       1996             1997        1996
                                            ------------------------     -----------------------
Operating Revenues:
           Electric                             $ 130,603   $ 124,601     $ 265,258    $ 252,358
           Gas                                     11,803      11,267        39,980       36,334
           Water                                   12,411      11,508        21,437       20,838
                                            -------------------------    -----------------------
              Total Revenues                    $ 154,817   $ 147,376     $ 326,675    $ 309,530
                                            -------------------------    -----------------------

Energy Costs:
            Electric                            $  56,438   $  54,392     $ 111,123    $ 109,424
            Gas                                     6,405       5,091        20,337       18,045
                                            -------------------------     ----------------------
              Total Energy Costs                $  62,843   $  59,483     $ 131,460    $ 127,469
                                            -------------------------     ----------------------

                 Revenue Margin                 $  91,974   $  87,893     $ 195,215    $ 182,061
                                            =========================     ======================

Revenue Margin by Division:
            Electric                            $  74,165   $  70,209     $ 154,135    $ 142,934
            Gas                                     5,398       6,176        19,643       18,289
            Water                                  12,411      11,508        21,437       20,838
                                            -------------------------     ----------------------
               Total                            $  91,974   $  87,893     $  195,215   $ 182,061
                                            =========================     ======================

    Energy costs are comprised of purchased power, fuel for power generation and gas purchased for resale. Average energy costs for the three-months and six-months ended June 30, 1997 and 1996 are set forth below.

                                                THREE-MONTHS          SIX-MONTHS
                                                  ENDED                ENDED
                                                 JUNE 30,             JUNE 30,
                                            -----------------      ----------------
                                              1997     1996          1997     1996
                                            -----------------      ----------------
Average cost per KWH of                        3.46c    2.61c       3.44c     2.83c
    purchased power

Average cost per KWH of                        2.18c    2.30c       2.12c     2.23c
   generated power

Average costs per therm of                    30.08c   26.41c      28.75c    27.33c
   gas purchased for resale


    Megawatt-hours (MWH) purchased decreased by 25.3% and 17.0% (289,631 MWH and 366,038 MWH) for the three-month and six-month periods ended June 30, 1997 compared to the same periods in 1996. The total cost of purchased power decreased by .8% and increased by .7% ($.2 million and .5 million) for the three-months and six-months ended June 30, 1997, compared to the same periods in 1996. The decrease for the three-month period is due to increased internal generation as a result of higher prices for purchased power. The increase for the six-month period is due to the lack of available lower priced hydro-generated energy in the Pacific Northwest.


    Megawatt-hours (MWH) generated increased by 15.2% and 9.7% (162,859 MWH and 207,116 MWH) for the three-months and six-months ended June 30, 1997, over the comparable 1996 periods due to cheaper fuel costs for generation coupled with increased customer demand due to customer growth and the lack of available hydropower. The total cost of fuel for power generation increased by 9.4% and 2.6% ($2.3 million and $1.2 million) reflecting increased generation. The cost per KWH generated decreased by 5.2% and 4.9%(.12c and .11c) for the three-months and six-months ended June 30, 1997 compared to the same periods in 1996.


    For the three-months and six-months ended June 30, 1997, SPPC increased the therms of gas purchased for resale by 10.5% and 7.2% (2,024,313 and 4,723,258 therms) over the comparable periods in 1996. The total cost during the same period increased 25.8% and 12.7% ($1.3 million and $2.3 million) due to per-therm cost increases of 13.8% and 5.2% (.4c and .1c) and customer growth.


    Other operations expenses decreased 8.6% and increased .6% ($3.0 million and $.4 million) for the three-months and six-months ended June 30, 1997, compared to the same periods in 1996. This was primarily due to the expensing of remaining merger costs in 1996 as a result of the termination of a proposed merger. The increase for the six-month period ended June 30, 1997 is attributable to increases associated with the January 1997 flood and expenses associated with a stock plan provided by the Company.


    Maintenance expenses increased 17.7% and 26.3% ($.8 million and $2.4 million) for the three-month and six-month periods ended 1997 over 1996 due to flood-related expenses for overhead and underground lines, mains and existing structures and increased labor for planned maintenance outages at the Valmy Plant in 1997.

    Depreciation and amortization expenses for the three-months and six-months ended June 30, 1997 increased 8.1% and 8.7% ($1.2 million and $2.5 million) due to increases in SPPC's utility plant. The most notable increases were attributable to the Chalk Bluff water treatment facility and the Pinon Pine combined cycle combustion turbine generator.

     Income taxes increased for the three-months and six-months ended June 30, 1997, over the comparable 1996 periods primarily due to higher operating income before income taxes. The increase in the effective tax rate for the three-month period ended June 30, 1997 over the comparable period in 1996 was as a result of the effects of a proposed merger termination in June 1996. Income taxes reflected in operating income and other income-net are summarized below (dollars in thousands):


                                                            THREE-MONTHS                                     SIX-MONTHS
                                                               ENDED                                           ENDED
                                                              JUNE 30,                                        JUNE 30,
                                              -------------------------------------           -------------------------------------
                                                       1997               1996                         1997               1996
                                              -------------------------------------           -------------------------------------

Currently payable                                       $ 11,000           $ 10,675                     $ 23,358           $ 27,604
Deferred taxes - net                                      (1,148)            (1,701)                      (1,090)            (6,434)
Investment tax credit - net                                 (492)              (492)                        (985)              (985)
                                              -------------------------------------           -------------------------------------
    Total income taxes                                  $  9,360           $  8,482                     $ 21,283           $ 20,185
                                              =====================================           =====================================

Income taxes charged to:
Operations                                              $  9,734           $  8,813                     $ 22,023           $ 20,729
Other income - net                                          (374)              (331)                        (740)              (544)
                                              -------------------------------------           -------------------------------------
    Total income tax expense                            $  9,360           $  8,482                     $ 21,283           $ 20,185
                                              =====================================           =====================================

Income before income taxes and
  preferred dividend requirements                       $ 26,209           $ 24,792                     $ 60,331           $ 56,066
                                              =====================================           =====================================

Effective tax rate                                         35.7%              34.2%                        35.3%              36.0%
                                              =====================================           =====================================

     Allowance for funds used during construction (AFUDC) and capitalized interest increased by 6.8% and 59.1% ($.2 million and $2.0 million) for the three-months and six-months ended June 30, 1997, compared to the corresponding period in 1996. This is due to an increase in construction work-in-progress
(CWIP) from the prior year and an increase in the capitalization rates used. Most notable is the CWIP associated with the Alturas Intertie of $75.0 million at June 30, 1997 compared to $46.1 million at June 30, 1996. In 1996, the CWIP balance had a larger percentage of water projects that used a lower AFUDC rate than electric projects.


     Other income (expense) - net decreased 142% and 32% for the three-months and six-months ended June 30, 1997 ($1.0 million and $.4 million) compared to comparable periods in 1996. The reduction resulted from the sale of land owned by SPPC in 1996 ($.4 million) and recording of a provision for asset devaluation on equipment owned by SPPC in 1997 ($.3 million).


     Interest on long-term debt increased 7.9% and 10.7% ($.8 million and $2.0 million) for the three-months and six-months ended June 30, 1997, due to interest expenses associated with the issuance of $80.0 million medium-term notes, Series C, in 1996. Other interest expense decreased 8% and 20% ($.1 million and $.5 million) for the three-months and six-months ended June 30, 1997 compared to 1996. The reduction is due primarily to a reversal of previously accrued interest on a refund provision in 1997 compared to 1996.

     Due to the issuance in the third quarter of 1996 of 8.6% trust originated preferred securities by SPPC's subsidiary trust, Sierra Pacific Power Capital I, the preferred dividends on mandatorily redeemable preferred securities increased $1.0 million and $2.1 million for the three-months and six-months ended June 30, 1997. No such securities were outstanding for the same period in 1996.


     Preferred dividend requirements for all other preferred securities decreased 9.3% and 17.0% ($.1 million and $.6 million) for the three-months and six-months ended June 30, 1997 compared to the comparable periods in 1996, due to the redemption of Series G preferred stock in June 1996, by SPPC.



              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------


    During the first six months of 1997, the Company earned $39.0 million in income before preferred dividends and declared $19.1 million in common stock dividends. SPPC, the Company's principal subsidiary, declared $2.7 million in preferred stock dividends.


    In February 1997, the Public Utilities Commission of Nevada (PUCN) approved a decrease of $7.1 million in SPPC's annual electric rates. For further discussion of the regulatory action, refer to the Company's 1996 Annual Report on Form 10-K.


    The Company redeemed $10 million of Senior Notes, Series B, in April 1997. SPPC redeemed $15 million 6.5% First Mortgage Bonds on June 30, 1997.


CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

    SPPC's construction program and capital requirements for the period 1997-2001 were originally discussed in SPPC's 1996 Annual Report on Form 10-K. Of the amount projected for 1997, as of June 30, 1997, $58.0 million (42.8%) had been spent. Of this amount, approximately 72.7% was provided by internally-generated funds.


ALTURAS INTERTIE
----------------

     SPPC is currently developing the Alturas Intertie transmission line in order to better serve existing load and new customers and to significantly increase SPPC's access to lower cost resources. On May 14, 1997 SPPC received approval from the Truckee Meadows Regional Planning Commission that the Alturas Project is in conformance with the Truckee Meadows Regional Plan. This was the final approval needed from the local agencies in Reno and Washoe County.

     The discovery phase for acquiring the Utility Environmental Protection Act Permit from the PUCN is ongoing and the procedural schedule has been set. The hearings will commence on August 12, 1997. A decision from the Commission is expected in September 1997.

     In a letter to SPPC dated July 3, 1997, the Modoc National Forest gave clear direction to pursue route segment B for the northern most portion of the project which would interconnect with the Bonneville Power Administration transmission system near Alturas, California. This off-forest alternative which involves private lands was addressed as an alternative in the Environmental Impact Report/Statement and will require a modification to the Order issued by the California Public Utilities Commission (CPUC). SPPC filed a Petition for Modification to the Order with the CPUC on July 14, 1997. A decision is expected from the CPUC in September 1997.

     SPPC issued invitations to bid to the qualified contractors on July 22, 1997. Construction could begin in October or November 1997 provided the approvals are received on schedule, with project completion anticipated in late 1998. For further discussion, refer to the Company's 1996 Annual Report on Form 10-K.


PINON PINE POWER PROJECT
------------------------

     In August 1992, SPPC executed a cooperative agreement with the U.S. Department of Energy (DOE) for the construction of a coal gasification power plant. This clean coal integrated gasification combined-cycle power plant will be fully capable of operating on syngas produced from coal, natural gas, and, potentially, other solid fuels. The project consists of a coal gasification facility and an SPPC-owned power island and post-gasification facilities to clean and partially cool the syngas produced by the gasifier. Estimated construction, start-up and commissioning costs for Pinon, including the DOE portion are approximately $283.0 million, which includes permitting, taxes, start-up, commissioning, operator training, capitalized interest and AFUDC.
Cost increases are primarily attributable to resolving start-up technical issues and to costs incurred due to the later than originally anticipated in-service date for the gasification island and post-gasification facilities. Expected DOE funding for construction, start-up and commissioning costs is $129.4 million. Construction began on the project in February 1995 with the natural gas fired portion (combined cycle combustion turbine) completed and placed in service December 1996. The balance of the plant is expected to be placed in service late Fall 1997. Based on the currently anticipated in-service date, liquidated damages based on reduced capacity as discussed in the Company's 1996 Annual Report on Form 10-K are expected and are currently estimated and reserved at $1.8 million. For additional information regarding the Pinon Pine Power Project, refer to the Company's 1996 Annual Report on Form 10-K.


                             REGULATORY PROCEEDINGS
                             ----------------------

CALIFORNIA MATTERS
------------------

     On May 6, 1997, the California Public Utilities Commission (CPUC) issued an order implementing portions of the California restructuring bill signed into law in September 1996. Beginning January 1, 1998, all investor-owned utilities, including SPPC, must offer all customers direct access. Under the order, customers may choose to continue to take service from their incumbent utility at tariffed rates, purchase energy from marketers or contract directly with a generator.

     On June 27, 1997, SPPC filed with the CPUC its transition plan which addresses SPPC's cost recovery and rate unbundling proposal during the transition period (1998-2001) and contains a description of its transmission system and constraints. The CPUC has ordered SPPC to supplement its plan by providing information which would conform SPPC's transition plans to the plans filed by Pacific Gas and Electric, Southern California Edison and San Diego Gas and Electric (Major Utilities).

     SPPC also filed an implementation plan with the CPUC on July 1, 1997, which describes procedures SPPC will use to offer energy to its direct access customers. The plan is modeled after one developed by the Major Utilities. The plan provides a framework for: the direct access service election process; access to customer information; billing; credit and collections; metering; load profiling; customer service; and procedures for aggregation and transmission service.

     SPPC's Customer Education Program (CEP) and budget were approved on August 1, 1997. A separate CEP was requested on May 30, 1997 because of differences between the Major Utilities and SPPC's implementation of direct access. For further discussion of regulatory actions, please refer to California Matters in
                                                          ------------------
SPPC's 1996 Annual Report on Form 10-K.

     SPPC is still reviewing the compliance requirements associated with this bill. At this time, management cannot fully predict how these requirements will impact approximately 15.2% of SPPC's electric customers in California.

NEVADA MATTERS
--------------

     The Nevada Legislature passed Assembly Bill 366 during the 1997 legislative session. This law provides for restructuring the electric utility industry in the State of Nevada. Listed below are the key issues addressed by the new law:

  . Shareholders must be compensated fully for all costs determined by the PUCN to be recoverable costs.

  . Customers may begin obtaining generation, aggregation and any other potentially competitive services from an alternative seller no later than December 31, 1999.

  . All "potentially competitive services" (i.e., a component of electric service which the PUCN determines to be suitable for purchase from alternative sellers) are deemed to be competitive on October 1, 2001.

  . The vertically integrated electric utility shall be designated, through an affiliate, to provide electric service to customers unable or unwilling to select an alternative seller.

  . Effective December 31, 1999, a vertically integrated electric utility may not provide "potentially competitive services" except through an affiliate.

  . Rates charged for residential service by the vertically integrated electric utility must not exceed the rate charged for that service on July 1, 1997, effective until two years after the date upon which the regulations for the pricing method for that service are repealed (though adjustments are permitted for just and reasonable cause).

  .  All alternative sellers must obtain a license.

     Following the enactment of this comprehensive electricity restructuring law, SPPC is evaluating alternatives for providing generation, transmission and distribution services to its customers. Because many of the provisions in the new law provide only general guidance, it is not possible at this time to predict the full ramifications of this legislation to SPPC. However, because the new law defines (to the extent that the PUCN determines) SPPC's electric generation as a "potentially competitive service", effective December 31, 1999 SPPC can no longer generate and sell electricity directly to its distribution customers but instead will be required to provide such service through an affiliate of SPPC. This, in turn, could likely require the transfer of SPPC's electric generation assets to an affiliate. SPPC is currently exploring the feasibility of releasing this property from the first mortgage indenture and transferring the assets to an affiliate. No decision has been made to date regarding the feasibility or desirability of such a transfer.


FEDERAL ENERGY REGULATORY COMMISSION
------------------------------------

     On July 8, 1996 SPPC filed its Open Access Transmission Tariff as required by the Federal Energy Regulatory Commission (FERC) Order 888. The FERC accepted the rates contained in the filing, subject to refund and a hearing on the reasonableness of the rates. On May 28, 1997, SPPC received approval from the FERC on a settlement between SPPC, the Truckee-Donner Public Utility District (TDPUD) and FERC staff on rates for open access transmission and ancillary services. On June 25, 1997, to comply with Order 888-A, SPPC filed revised open access transmission tarriffs with FERC.

     On July 18, 1997, SPPC filed changes to its Open Access tariffs with FERC clarifying how its limited import capacity should be allocated among network transmission customers.

     On July 1, 1997, SPPC filed with FERC a settlement agreement between Paiute Pipeline (Paiute), SPPC, FERC staff and other customers. This settlement resolves the rate case filed by Paiute on July 1, 1996. In that general rate case, Paiute requested a 34.3% increase in firm transportation rates and a 12.9% increase in liquid natural gas storage rates. These rates were placed into effect January 1, 1997, subject to refund. The settlement agreement provides for a 16.7% increase in transportation rates and a 5.6% increase in storage rates. The settlement also provides for a rate freeze through mid-2000 and includes a maximum interruptible transportation rate of 10c/Decatherm. On July 22, 1997, Paiute filed to place the settlement rates into effect on August 1, 1997 and on July 28, 1997 the Administrative Law Judge certified the settlement to the Commission. A refund of approximately $1.0 million for January through July 1997 is forthcoming upon acceptance of the settlement by the Commission.

     On July 22, 1997, a settlement between Northwest Pipeline, FERC staff and its customers was filed with FERC. The settlement resolves the rate case filed by Northwest on September 1, 1996. On March 1, 1997, in anticipation of settlement, rates lower than those filed were placed into effect, subject to refund. The settlement provides for a rate freeze through mid-2000. SPPC anticipates a refund in excess of $1.0 million.

     For further discussion on FERC regulatory matters, refer to the Company's 1996 Annual Report on Form 10-K.


                                 OTHER BUSINESS
                                 --------------

ELECTRIC BUSINESS
-----------------

    SPPC's contract with Black Butte Coal Company for coal shipments from the Black Butte Mine in Wyoming to the Valmy Power Station, is in effect until June 30, 2007 or until all commitments required by the contract are delivered or canceled. In keeping with SPPC's intent to amortize the contract more rapidly, SPPC paid $3.7 million in June 1997 to buy out coal from the Black Butte Mine. SPPC had accrued a liability of $1.5 million as of December 31, 1996 and incurred $2.2 million in additional expenses in 1997. For further discussion of the Black Butte Coal buy out, refer to The Company's 1996 Annual Report on Form 10-K.

    SPPC currently has two long-term firm purchased power agreements from utility suppliers for which it has exercised its termination option.
Termination notice was given to Pacific Corp on April 29, 1997 regarding its PacifiCorp/Utah agreement for the purchase of 75 Megawatts (MW). The termination notice provides for termination of the agreement effective April 20, 2000. Additionally, termination notice was given to Tri-State on May 23, 1997 regarding the Tri-State agreement for the purchase of 25 MW. The termination notice provides for termination of the agreement effective June 1, 1999.


WATER BUSINESS
--------------

    As required by NAC 703.2207, SPPC filed a written "Notice of Intent to File Application for Adjustment in Rates" on July 10, 1997, sixty days prior to the anticipated filing date. The adjustments to rates are expected to include additions to rate base, changes in the cost of capital, revised depreciation rates, changes in the cost of service, changes in rate design and changes in the levels of administrative and general costs. The filing date is expected in the third quarter of 1997.


TUSCARORA GAS PIPELINE COMPANY
------------------------------

     For the three-months and six-months ended June 30, 1997, Tuscarora Gas Pipeline Company, a wholly-owned subsidiary of the Company, contributed revenues of $.4 million and $.7 million compared to $.6 million and $1.0 million for the comparable periods in 1996. The 1997 reduction in revenues is attributable to the pipeline not being fully operational until June 1996 when all funding reimbursements ceased as compared to 1997.


LANDS OF SIERRA
---------------

     Lands of Sierra (LOS), a wholly-owned subsidiary of the Company, develops and manages real estate in Nevada and California. In keeping with the Company's intent to liquidate the properties of LOS,

LOS sold commercial property in the first quarter of 1997 for $.7 million. In addition, LOS received preliminary information that the costs of environmental remediation for commercial property owned at Lake Tahoe could be higher than previously anticipated. In the first quarter of 1997, the Company recorded an additional $.5 million for these costs. Lands of Sierra contributed income for the three-month and six-month periods ending June 30, 1997 of $.01 million and $.1 million.

OTHER SUBSIDIARIES
------------------

    Combined, these entities contributed a net loss of $.2 million and $.5 million for the three-months and six-months ended June 30, 1997 compared to net income of $.6 million and $.9 million in 1996. All of the increase in the loss for 1997 is attributed to start up costs associated with the newly formed subsidiary, e.three.

                                    PART II
                                    -------

ITEM 1.   LEGAL PROCEEDINGS

    Although the Company is involved in ongoing litigation on a variety of matters, it is management's opinion that none individually or collectively is deemed material to the Company's financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a) The Company held its 1997 Annual Meeting of Shareholders on May 16, 1997.

          b) The Company solicited proxies pursuant to Regulation 14 under the Securities and Exchange Act of 1934; there was no solicitation in opposition to nominees listed in the proxy statement, and all such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of shareholders.

          c) Re-elected to the Company's Board of Directors were:

               Edward M. Bliss
               Votes For:                  26,141,039
               Votes Withheld:                626,680

               Theodore J. Day
               Votes For:                  26,120,539
               Votes Withheld:                647,180

               Walter M. Higgins
               Votes For:                  26,095,845
               Votes Withheld:                671,874

ITEM 5.   OTHER INFORMATION

    None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed with this Form 10-Q are denoted with an asterisk (*). The other listed exhibits have been filed with the Securities and Exchange Commission during the period covered by this report and are incorporated herein by reference.


     *(15) Letter of independent accountants acknowledging awareness regarding unaudited interim financial information of the Company.

     *(27) The Financial Data Schedule containing summary financial information extracted from the condensed condensed consolidated financial statements on Form 10-Q for the period ended June 30, 1997, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b) Reports on Form 8-K:

              None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Sierra Pacific Resources
                                    -----------------------------
                                            (Registrant)




Date:  August 12, 1997        By:         /s/ Mark A. Ruelle
     -----------------           ----------------------------------------
                                             Mark A. Ruelle
                                         Senior Vice President,
                                         Chief Financial Officer and Treasurer
                                      (Principal Financial Officer)
                                      (Principal Accounting Officer)