Form 10-Q
period 1997-09-30
SIERRA PACIFIC RESOURCES
filed 1997-11-12
CIK 741508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

             Class                             Outstanding at November 4, 1997
   Common Stock, $1.00 par value                       30,892,965 Shares

================================================================================

                            SIERRA PACIFIC RESOURCES
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                    CONTENTS

                                                                                               PAGE
                                                                                               ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS

               Report of Independent Accountants............................................      3

               Condensed Consolidated Balance Sheets - September 30, 1997 and
                    December 31, 1996.......................................................      4

               Condensed Consolidated Statements of Income - Three-Months and Nine-Months
                    Ended September 30, 1997 and 1996.......................................      5

               Condensed Consolidated Statements of Cash Flows - Nine-Months
                    Ended September 30, 1997 and 1996.......................................      6

               Notes to Condensed Consolidated Financial Statements.........................      7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS................................................................      9

                          PART II - OTHER INFORMATION
                          ---------------------------
ITEM 1.   LEGAL PROCEEDINGS.................................................................     16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................................     16

Signature Page..............................................................................     17

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Sierra Pacific Resources
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Resources and subsidiaries as of September 30, 1997, the related condensed consolidated statement of income for the three-month and nine-month periods then ended, and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 1997. The condensed interim financial statements as of September 30, 1996, and for the three-month and nine-month periods then ended were reviewed by other accountants whose report dated October 28, 1996, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Reno, Nevada
November 4, 1997

                           SIERRA PACIFIC RESOURCES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                              September 30,   December 31,
                                                                                  1997            1996
                                                                              ------------    ------------
                                                                               (Unaudited)
ASSETS
Utility Plant at Original Cost:
 Plant in service                                                               $2,037,204      $1,984,781
  Less: accumulated provision for depreciation                                     649,117         606,406
                                                                                ----------      ----------
                                                                                 1,388,087       1,378,375
Construction work-in-progress                                                      201,694         164,835
                                                                                ----------      ----------
                                                                                 1,589,781       1,543,210
                                                                                ----------      ----------
Investments in subsidiaries and other property, net                                 44,099          44,583
Current Assets:
 Cash and cash equivalents                                                          10,345           4,949
 Accounts receivable less provision for uncollectible accounts $1,699 at
  September 30, 1997 and $2,196 at December 31, 1996                                80,527          94,736
 Materials, supplies and fuel, at average cost                                      24,248          27,586
 Other                                                                               3,718           4,472
                                                                                ----------      ----------
                                                                                   118,838         131,743
                                                                                ----------      ----------
Deferred Charges:
 Regulatory tax asset                                                               67,528          67,667
 Other regulatory assets                                                            68,288          67,319
 Other                                                                              15,292          14,832
                                                                                ----------      ----------
                                                                                   151,108         149,818
                                                                                ----------      ----------
                                                                                $1,903,826      $1,869,354
                                                                                ----------      ----------
CAPITALIZATION AND LIABILITIES
Capitalization:
 Common shareholder's equity                                                    $  622,739      $  594,859
 Preferred stock                                                                    73,115          73,115
 Preferred stock subject to mandatory redemption:
 SPPC-obligated mandatorily redeemable preferred securities of
  SPPC's subsidiary Sierra Pacific Power Capital l, holding
  solely $50,000 principal amount of 8.6% junior
  subordinated debentures of SPPC, due 2036                                         48,500          48,500
 Long-term debt                                                                    627,327         637,846
                                                                                ----------      ----------
                                                                                 1,371,681       1,354,320
                                                                                ----------      ----------
Current Liabilities:
 Short-term borrowings                                                              66,000          38,000
 Current maturities of long-term debt and preferred stock                           10,564          25,434
 Accounts payable                                                                   45,045          53,804
 Accrued interest                                                                   13,679           6,849
 Dividends declared                                                                 10,944          10,452
 Other current liabilities                                                          28,014          33,078
                                                                                ----------      ----------
                                                                                   174,246         167,617
                                                                                ----------      ----------
Deferred Credits:
 Accumulated deferred federal income taxes                                         168,922         164,199
 Accumulated deferred investment tax credit                                         40,358          41,836
 Regulatory tax liability                                                           41,153          42,870
 Customer advances for construction                                                 39,093          39,429
 Other                                                                              68,373          59,083
                                                                                ----------      ----------
                                                                                   357,899         347,417
                                                                                ----------      ----------
                                                                                $1,903,826      $1,869,354
                                                                                ==========      ==========

   The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                      CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                               --------------------------        --------------------------
                                                                   1997           1996             1997            1996
                                                               -----------    -----------        ----------     -----------
                                                                      (Unaudited)                       (Unaudited)
OPERATING REVENUES:
 Electric                                                      $   137,611    $   136,353        $   402,869    $   388,712
 Gas                                                                 7,690          8,196             47,670         44,530
 Water                                                              14,482         14,133             35,919         34,971
 Other                                                               1,092          2,130              4,450          6,599
                                                               -----------    -----------        -----------    -----------
                                                                   160,875        160,812            490,908        474,812
                                                               -----------    -----------        -----------    -----------
OPERATING EXPENSES:
  Operation:
   Purchased power                                                  32,279         29,687             93,757         89,014
   Fuel for power generation                                        27,781         27,075             77,426         75,477
   Gas purchased for resale                                          3,531          4,074             23,868         23,420
   Other                                                            30,558         30,933             97,197         97,593
 Maintenance                                                         4,827          4,344             16,304         13,431
 Depreciation and amortization                                      16,746         14,664             47,572         43,015
 Taxes:
  Income taxes                                                      11,417         12,673             33,440         33,402
  Other than income                                                  4,703          4,612             14,149         13,784
                                                               -----------    -----------        -----------    -----------
                                                                   131,842        128,062            403,713        389,136
                                                               -----------    -----------        -----------    -----------
OPERATING INCOME                                                    29,033         32,750             87,195         85,676
                                                               -----------    -----------        -----------    -----------

OTHER INCOME:
 Allowance for other funds used during construction                  1,619          1,800              4,547          3,820
 Other income (expense) - net                                          351           (270)             1,170            890
                                                               -----------    -----------        -----------    -----------
                                                                     1,970          1,530              5,717          4,710
                                                               -----------    -----------        -----------    -----------
     Total Income                                                   31,003         34,280             92,912         90,386
                                                               -----------    -----------        -----------    -----------


INTEREST CHARGES:
 Long-term debt                                                     10,261         10,193             31,429         29,319
 Other                                                               1,459          1,215              3,421          3,613
 Allowance for borrowed funds used during construction and
  capitalized interest                                              (1,283)        (1,492)            (3,637)        (2,791)
                                                               -----------    -----------        -----------    -----------
                                                                    10,437          9,916             31,213         30,141
                                                               -----------    -----------        -----------    -----------

INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                              20,566         24,364             61,699         60,245
   Preferred dividend requirements of SPPC-obligated
    mandatorily redeemable preferred securities                     (1,043)          (707)            (3,128)          (707)
                                                               -----------    -----------        -----------    -----------

INCOME BEFORE PREFERRED DIVIDENDS                                   19,523         23,657             58,571         59,538
 Preferred dividend requirements                                    (1,365)        (1,679)            (4,094)        (4,969)
                                                               -----------    -----------        -----------    -----------
INCOME APPLICABLE TO COMMON STOCK                              $    18,158    $    21,978        $    54,477    $    54,569
                                                               ===========    ===========        ===========    ===========

Net Income Per Share                                           $     0.588    $     0.720        $     1.764    $     1.800
Weighted Average Shares of Common Stock Outstanding             30,891,370     30,691,494         30,873,646     30,395,607

Dividends Paid Per Share of Common Stock                       $     0.310    $     0.295        $     0.915    $     0.870

   The accompanying notes are an integral part of the financial Statements.


                           SIERRA PACIFIC RESOURCES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                             Nine Months Ended September 30,
                                                           -----------------------------------
                                                                    1997          1996
                                                           -----------------------------------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                               $  58,570    $  59,538
  Non-cash items included in income:
  Depreciation and amortization                                      47,572       43,015
  Deferred taxes and deferred investment tax credit                   1,667       (7,573
  AFUDC and capitalized interest                                     (8,184)      (6,611)
  Early retirement and severance amortization                         3,497        6,628
  Other non-cash                                                     (2,040)         148
  Changes in certain assets and liabilities:
  Accounts receivable                                                14,209       16,497
  Materials, supplies and fuel                                        3,338          440
  Other current assets                                                  754       (1,419)
  Accounts payable                                                   (8,759)     (47,227)
  Other current liabilities                                           1,766       18,356
  Other - net                                                         3,596       14,064
                                                                  ---------    ---------
  Net Cash Flows From Operating Activities                          115,986       95,856
                                                                  ---------    ---------

 CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant                                       (111,432)    (153,332)
  Non-cash charges                                                    9,001        8,524
  Net customer refunds and contributions in aid construction         17,067        9,492
                                                                  ---------    ---------
 Net Cash Used In Investing Activities                              (85,364)    (135,316)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings                      30,384      (28,468)
   Proceeds from issuance of long-term debt                              --       60,031
   Reduction of preferred stock                                          --      (20,400)
   Reduction of long-term debt                                      (25,418)     (10,435)
   Proceeds form Company obligated mandatorily
   redeemable preferred securities                                       --       48,500
  Decrease in funds held in trust                                        --        9,175
  Sale of common stock                                                2,144       17,829
  Dividends paid                                                    (32,336)     (31,333)
                                                                  ---------    ---------
Net Cash (Used In) Provided From Financing Activities               (25,226)      44,899
                                                                  ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             5,396        5,439
Beginning balance in Cash and Cash Equivalents                        4,949        4,243
                                                                  ---------    ---------

Ending balance in Cash and Cash Equivalents                       $  10,345    $   9,682
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During Period For:
  Interest                                                        $  30,163    $  25,188
  Income Taxes                                                    $  22,379    $  27,629

    The accompanying notes are an integral part of the financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


NOTE 1.   MANAGEMENT'S STATEMENT
--------------------------------

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

          The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

          On June 30, 1997, the FASB issued SFAS 130 entitled "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this new statement will have a material impact on the financial statements of the Company.

          On June 30, 1997, the FASB issued SFAS 131 entitled "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management does not believe this new statement will have a material impact on the Company.


NOTE 3.  REGULATORY ACCOUNTING
------------------------------

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

          As discussed under Regulatory Proceedings, legislation has been passed in California and Nevada which will effectively define electric generation as a competitive service. As a result of this legislation the generation operations of SPPC may in the future no longer qualify for application of SFAS 71. The total impact of the new legislation on SPPC's reporting practices is not currently determinable because only general guidelines exist. However, SPPC believes that it continues to qualify for application of SFAS 71.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company's net income for the three months ended September 30, 1997 was $18.2 million, a decrease of 17.3% from the same period of 1996, following, primarily, the performance of its principal subsidiary, SPPC. Net income for the nine months ended September 30, 1997 equaled that of the same period of 1996.


                             RESULTS OF OPERATIONS
                             ---------------------

SIERRA PACIFIC POWER COMPANY
-----------------------------

          SPPC's net income for the three months ended September 30, 1997 was $18.8 million, a decrease of 13.8% from the same period of 1996. The $3.0 million decrease resulted from a rate reduction discussed below, slightly higher
                          ---------------------
energy costs, cooler weather, increased depreciation applicable to new plant, and the recognition in the third quarter of the revenue sharing mechanism established through the PUCN stipulation originally discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Net income for the nine months ended September 30, 1997 increased 4.0% ($2.2 million) over the same period of 1996.

         Total operating revenues for the three-months and nine-months ended September 30, 1997 increased 1.0% and 3.8% ($1.1 million and $18.2 million) over the comparable periods in 1996 due to increased sales and customer growth. Specifically, the kWh sold for the three month period increased approximately 5% primarily as a result of increases in lower priced industrial sales. KWh sold in the nine month period decreased slightly in total, however sales increased in the higher priced residential, commercial and industrial markets, while decreasing significantly in the low priced wholesale market. Listed below are the revenues and revenue margin (in thousands) by division:

                                           Three-Months           Nine-Months
                                              Ended                  Ended
                                           September 30,          September 30,
                                         ------------------      ----------------
                                          1997        1996        1997      1996
                                         ------      ------      ------    ------
Operating Revenues:
   Electric                             $137,611    $136,353    $402,869   $388,712
   Gas                                     7,690       8,196      47,670     44,530
   Water                                  14,482      14,133      35,919     34,971
                                        --------    --------    --------   --------
     Total Revenues                     $159,783    $158,682    $486,458   $468,213
                                        --------    --------    --------   --------
Energy Costs:
   Electric                             $ 60,060    $ 56,762    $171,183   $164,491
   Gas                                     3,531       3,477      23,868     21,528
                                        --------    --------    --------   --------
     Total Energy Costs                 $ 63,591    $ 60,239    $195,051   $186,019
                                        --------    --------    --------   --------

Revenue Margin by Division:
   Electric                             $ 77,551    $ 79,591    $231,686   $224,221
   Gas                                     4,159       4,719      23,802     23,002
   Water                                  14,482      14,133      35,919     34,971
                                        --------    --------    --------   --------
     Total                              $ 96,192    $ 98,443    $291,407   $282,194
                                        ========    ========    ========   ========

          Energy costs are comprised of purchased power, fuel for power generation and gas purchased for resale. Average energy costs for the three-months and nine-months ended September 30, 1997 and 1996 are set forth below.

                                                Three-Months           Nine-Months
                                                   Ended                  Ended
                                                September 30,          September 30,
                                               ---------------       ------------------
                                                1997     1996         1997        1996
                                               ------   ------       ------      ------
Average cost per KWH of
  purchased power                               3.42c    3.37c         3.43c      2.99c

 Average fuel cost per
   KWH of generated power                       2.05c    2.08c         2.10c      2.20c

Average costs per therm of
  gas purchased for resale                     14.59c   19.12c        25.14c     25.52c

          For the three months ended September 30, 1997, megawatt-hours (MWH) purchased increased 7.3% (64,607 MWH) over the same period in 1996. While this reversed the downward trend established during the first two quarters of 1997, total megawatt-hours purchased during the nine months ended September 30, 1997 remained 9.9% (301,431 MWH) lower than the comparable period of 1996. The total cost of purchased power increased 8.7% and 5.3% ($2.6 million and $4.7 million) for the three- and nine-months ended September 30, 1997, compared to the same periods in 1996, reflecting not only increased customer growth and demand, but also higher unit costs of purchased power. The cost per kWh for the three- and nine-months ended September 30, 1997 increased 1.5% (0.05c) and 14.1% (0.44c) compared to the same periods of 1996.

          In addition to increasing its purchases of power, SPPC increased its MWH generated by 3.9% and 7.5% (50,773 MWH and 257,889 MWH) for the three-and nine-months ended September 30, 1997, over the comparable 1996 periods. This reflects customer growth and an incremental shift from more expensive purchased power. The total cost of fuel for power generation during the same periods increased 2.6% ($.7 million and $1.9 million), while the cost per kWh generated decreased 1.5% and 4.5%(.03c and .10c) for the three- and nine-months ended September 30, 1997 compared to the same periods in 1996.

          For the three-months and nine-months ended September 30, 1997, SPPC increased the therms of gas purchased for resale 33.4% and 12.8% (6,059,209 and 10,782,477) over the comparable periods in 1996. Following customer growth, the total cost during the same period increased 1.5% and 10.9% ($.1 million and $2.3 million). Lower natural gas prices during the three months ended September 30, 1997, however, contributed to reductions in per-therm costs of 23.7% and .4% (4.58c and .43c) for the comparable three- and nine-month periods ended September 30, 1997.

          Other operations expenses decreased 4.1% ($1.2 million) for the three-months ended September 30, 1997, compared to the same period in 1996. During the quarter ended September 30, 1997 expenses of $1.2 million by SPPC's subsidiary operations at the Pinon Pine plant were more than offset by reductions in other operations expenses at SPPC's various operating plants, from the same period of 1996. While the net decrease in the nine-months ended September 30, 1997 over the same period of 1996 totaled $4.2 million (4.4%), changes in certain specific operations accounts, both increases and decreases, were notable. SPPC's Pinon Pine subsidiary incurred $4.1 million in expense in its first nine months of operation. This was offset primarily by pension and benefit accruals reflected in the nine month period ended September 30, 1996 for merger related retirement and severance plans which did not reoccur in the comparable period in 1997.

          Maintenance expenses increased 11.1% and 21.4% ($.5 million and $2.9 million) for the three- and nine-months ended September 1997 over 1996 due, primarily, to flood-related expenses and increased labor for planned maintenance at the Valmy Plant in 1997.

          Depreciation and amortization expenses for the three-months and nine-months ended September 30, 1997 increased 14.2% and 10.6% ($2.1 million and $4.6 million) due to increases in utility plant; most notably, the Chalk Bluff water treatment facility and the Pinon Pine combined cycle combustion turbine generator.

          Allowance for funds used during construction (AFUDC) and capitalized interest decreased 11.8% ($.4 million) for the three-months, and increased 23.8% ($1.6 million) for the nine-months ended September 30, 1997, compared to the corresponding periods of 1996. For the year-to-date ended September 30, 1997 CWIP increased from the prior year. Most notable is the CWIP associated with construction expenditures for the Alturas Intertie of $78.0 million at September 30, 1997 compared to $63.7 million at September 30, 1996.

          Interest on long-term debt increased 9.4% ($2.5 million) for the nine-months ended September 30, 1997, over the same period in 1996, reflecting the effect of interest on debt issued in 1996 for the full period. Other interest expense increased 20.1% ($.2 million) for the three-months and decreased 5.3% ($.2 million) for the nine-months ended September 30, 1997 compared to the same periods in 1996, primarily as a result of changes in levels of short-term borrowings.

          Due to the issuance in the third quarter of 1996 of 8.6% trust originated preferred securities by SPPC's subsidiary, Sierra Pacific Power Capital I, preferred dividends on mandatorily redeemable preferred securities increased $.3 million and $2.4 million for the three-months and nine-months ended September 30, 1997.

          Preferred dividend requirements for all other preferred securities decreased 18.7% and 17.6% ($.3 million and $.9 million) for the three-months and nine-months ended September 30, 1997 compared to the same periods in 1996, due to the redemption of Series G preferred stock in June 1996.


TUSCARORA GAS PIPELINE COMPANY
------------------------------

          For the three-months and nine-months ended September 30, 1997, TGPC, a wholly owned subsidiary of the Company, contributed net income of $.4 million and $1.1 million compared to $.4 million and $1.5 million for the comparable periods in 1996.


LANDS OF SIERRA
---------------

          LOS, a wholly owned subsidiary of the Company, develops and manages real estate in Nevada and California. In keeping with the Company's intent to liquidate its properties, LOS sold commercial property in the first quarter of 1997 for $.7 million. Lands of Sierra contributed net losses and income for the three-month and nine-month periods ending September 30, 1997 of $(.03) million and $.1 million and net income for the comparable periods in 1996 of $.5 million and $1.6 million.

THE COMPANY AND OTHER SUBSIDIARIES
----------------------------------

          Combined, the Company and subsidiaries other than SPPC, TGPC and LOS contributed net losses of $1.0 million and $3.4 million for the three-months and nine-months periods ending September 30, 1997 compared to net losses for the same periods of $.2 million and $1.1 million in 1996. The increase in the losses for 1997 is attributed to start up costs associated with the newly formed subsidiary, e.three, and increased costs at the holding company for consulting and expenses associated with a stock plan.

INCOME TAXES
------------

          Income taxes, for the Company and its subsidiaries, reflected in operating income and other income-net are summarized below: (dollars in thousands)

                                                     Ended                   Ended
                                                 September 30,           September 30,
                                              -------------------    --------------------
                                                1997       1996        1997        1996
                                              --------   --------    --------    --------
Currently payable                             $ 7,088     $12,113     $30,446     $39,717
Deferred taxes - net                            4,111         277       3,021      (6,157)
Investment tax credit - net                      (493)       (493)     (1,478)     (1,478)
                                              -------     -------     -------     -------
 Total income taxes                           $10,706     $11,897     $31,989     $32,082
                                              =======     =======     =======     =======
Income taxes charged to:
Operations                                    $11,417     $12,673     $33,440     $33,402
Other income - net                               (711)       (776)     (1,451)     (1,320)
                                              -------     -------     -------     -------
 Total income tax expense                     $10,706     $11,897     $31,989     $32,082
                                              =======     =======     =======     =======
Income before income taxes and
  preferred dividend requirements             $30,230     $35,554     $90,560     $91,620
                                              =======     =======     =======     =======
Effective tax rate                               35.4%       33.5%       35.3%       35.0%
                                              =======     =======     =======     =======

          The Company's consolidated income taxes primarily reflect the impact of SPPC's operations. SPPC's income taxes decreased 6.2% ($.8 million) for the three-months and increased 4.3% ($1.4 million) for the nine-months ended September 30, 1997, following income before income taxes during the periods. While 1997 operating income continued higher for the nine-months ended September 30, 1997, compared to the same period in 1996, the decrease in taxes during the third quarter of 1997 resulted, primarily, from SPPC's provision for the stipulation previously established through an agreement with the PUCN. The charge, attributed to year-to-date earnings, was recognized during the quarter.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

          During the first nine months of 1997, the Company earned $58.6 million in income before preferred dividends and declared $28.7 million in common stock dividends. SPPC, the Company's principal subsidiary, declared $4.1 million in preferred stock dividends.

          As originally discussed in the SPPC's 1996 Annual Report on Form 10-K, in February 1997, the PUCN approved a settlement with SPPC which resulted in a decrease of $7.1 million in the SPPC's annual electric rates.


CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

          The Company's construction program and capital requirements for the period 1997-2001 were originally discussed in the Company's 1996 Annual Report on Form 10-K. Of the amount projected for 1997, as of September 30, 1997, $85.4 million (58.9%) had been spent. Of this amount, approximately 98.0% was provided by internally generated funds.

ALTURAS INTERTIE
----------------

          SPPC is constructing the Alturas Intertie transmission line to better serve existing load, new customers and to significantly increase SPPC's access to lower cost resources.

          On August 12, 1997, the PUCN issued a compliance order for the project approving the issuance of the Utility Environmental Protection Act Permit
(UEPA). The compliance order requires SPPC to fulfill certain requirements which the Company is in the process of completing. Upon evidence of completion of these requirements, the PUCN is expected to issue the UEPA permit.

          The California Public Utility Commission (CPUC) is currently reviewing the adequacy of SPPC's environmental mitigation and monitoring plan and is expected to finalize approval of the plan in the upcoming months.

          In July 1997, the Modoc National Forest issued a positive record of decision for segment A, the northern most portion of the project, which would interconnect with Bonneville Power Administration transmission system near Alturus, California. This decision relieves SPPC from pursuing the off-forest alternative route B segment which would have required a modification to the original order issued by the CPUC.

          In September 1997, the Nevada Attorney General's Office of Advocate for Customers of Public Utilities and an individual plaintiff filed a lawsuit against SPPC and the Federal Bureau of Land Management (BLM) in Federal District Court requesting that a supplemental Environmental Impact Statement (EIS) be prepared under the National Environmental Protection Act for the twelve mile reroute of the transmission line in Washoe County. The parties agreed to suspend the action until the BLM completed an analysis on whether there exists a need for a supplemental EIS. The BLM completed its analysis November 4, 1997, indicating that it found no need for a supplemental EIS. Pursuant to a stipulation among the parties, the Plaintiffs have fifteen days from November 4 to decide whether or not to pursue this litigation.

          SPPC issued invitations to bid to qualified contractors on July 22, 1997, and subsequently awarded the contract to Union Power on October 16, 1997. Physical construction is expected to begin later this year or in the first quarter of 1998 provided approvals are received on schedule, with project completion anticipated in late 1998. For further discussion, refer to the Company's 1996 Annual Report on Form 10-K.


PINON PINE POWER PROJECT
------------------------

          In August 1992, the SPPC executed a cooperative agreement with the U.S. Department of Energy (DOE) for the construction of a coal gasification power plant. This clean coal integrated gasification combined-cycle power plant will be capable of operating on syngas produced from coal, natural gas, and, potentially, other solid fuels. The project consists of a coal gasification facility, a power island and post-gasification facilities to clean and partially cool the syngas produced by the gasifier. Estimated construction, start-up and commissioning costs for Pinon, including the DOE portion are approximately $287.4 million, which includes permitting, taxes, start-up, commissioning, operator training, capitalized interest and AFUDC. Expected DOE funding for construction, start-up and commissioning costs is $130.0 million.

          Construction began on the project in February 1995 with the natural gas fired portion (combined cycle combustion turbine) completed and placed in service December 1996. The balance of the plant is expected to be placed in service by April 1998. SPPC now estimates that the gasifier portion of the project will overrun the contract price by approximately 10.0% ($9.2 million) primarily due to costs associated with resolving start-up technical issues and other costs due to the later than anticipated in-service date. Based on the anticipated in-service date, contractual obligations are expected and are currently reserved for 1997 at $2.8 million. It is possible that SPPC will incur additional contractual obligations if the plant does not meet its operating targets. For additional information regarding the Pinon Pine Power Project, refer to the Company's 1996 Annual Report on Form 10-K.

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

          On October 1, 1997, the SPPC filed supplemental testimony to its June 27, 1997 transmission plan which distinguished its position from that of other utilities. Hearings were held October 8-10, 1997 and a decision from the CPUC is expected late November 1997.

          SPPC is still reviewing the compliance requirements associated with this law. At this time, management cannot fully predict how these requirements will impact SPPC's electric business in California which represent approximately 6.3% of the Company's total electric kWh retail sales. For further discussion of regulatory actions, please refer to California Matters in SPPC's 1996 Annual
                                       ------------------
Report on Form 10-K.


NEVADA MATTERS
--------------

          On September 19, 1997, SPPC filed an application with the PUCN to increase water rates by $15.2 million. The increase is required primarily to recover the cost of facilities built to comply with the federally mandated Safe Drinking Water Act. If approved, the increase will result in approximately a 33% increase in annual water revenues. The PUCN is expected to rule on the application prior to March 18, 1998.

          The Nevada Legislature passed Assembly Bill 366 during the 1997 legislative session. This law provides for restructuring the electric utility industry in the State of Nevada. On August 7, 1997, the PUCN opened two dockets under which it will determine how to implement the electric and natural gas provisions of AB 366. Hearings and workshops are being held to address the implementation process. SPPC expects the PUCN to reach final decisions on implementing the natural gas and electric provisions of AB 366 by the first half of 1999.


FEDERAL ENERGY REGULATORY COMMISSION
------------------------------------

          As a result of FERC's Omnibus Compliance Order dated September 2, 1997, SPPC filed forms of service agreements placing itself under its own open access tariff for non-firm and short-term firm point-to-point transmission service and for network integration transmission service.

          On July 18, 1997, SPPC filed changes to its Open Access tariffs with FERC clarifying how its limited import capacity should be allocated among network transmission customers. On October 2, 1997, SPPC filed changes to accommodate retail transmission access.

          On October 15, 1997, FERC approved a settlement agreement between Paiute Pipeline (Paiute), SPPC, FERC staff and other customers. On July 22, 1997, Paiute filed to place the settlement rates into effect on August 1, 1997 and on July 28, 1997 the Administrative Law Judge certified the settlement to the Commission. A refund of approximately $1.0 million for January through July 1997 is forthcoming.

          On October 31, 1997 the FERC issued an order requiring that limited transmission capacity be allowed on a first in time basis rather than on a pro-rata share basis as proposed by the company. The FERC also stated that the company could allow its first in time priority to its customers on a pro-rata share basis voluntarily, but would have to file a new tariff to do so.

          The FERC also determined that the company's firm transmission usage had priority over shippers using the first in time allocation procedure. However, the FERC did set two factual issues for hearing:

          a.   Is the Sierra Pacific transmission system limited to 360 mWh?

          b. Do all of the network reserves claimed by the company qualify as network reserves?

The company expects to resolve these issues during 1998.

                                 OTHER BUSINESS
                                 --------------

UNION CONTRACT
--------------

SPPC and the International Brotherhood of Electrical Workers (IBEW) have reached a tentative agreement on the collective bargaining agreement. The Company's current contract with the IBEW expires December 31, 1997. The new agreement, subject to ratification in November 1997 by local union membership, would be effective for the period January 1, 1998 through December 31, 2000.


ELECTRIC BUSINESS
-----------------

          SPPC's contract with Black Butte Coal Company for coal shipments from the Black Butte Mine in Wyoming to the Valmy Power Station, is in effect until June 30, 2007 or until all commitments required by the contract are delivered or canceled. In keeping with SPPC's intent to amortize the contract more rapidly, SPPC paid $3.7 million in June 1997 to buy out the purchase commitment for the period July 1996 through June 1997. Also, for each month from July through December 1997, the Company is paying approximately $0.2 million per month to buy out the contract for that period. The present value of SPPC's remaining purchase commitments under the contract as of September 30, 1997 is approximately $9.3 million. For further discussion of the Black Butte Coal buy out, refer to the Company's 1996 Annual Report on Form 10-K.

          SPPC operates a portion of its electric system as a lessee under agreement with the Truckee-Carson Irrigation District (TCID). Under the terms of the lease, SPPC is obligated to pay an annual lease payment of $108,000 plus 2% of gross revenues from operations within the leasehold area. The lease expires in July 1998 and TCID is currently exploring options with respect to operation and maintenance of its distribution system and alternative power suppliers. It is estimated that the company generates approximately $2.0 million of net income from serving TCID. The Company has added approximately $21.0 million in upgrades and other improvements to the TCID electric system. If TCID does not renew the lease, it will be obligated to reimburse SPPC for upgrades and improvements made by the SPPC.

PART II
-------

ITEM 1.   LEGAL PROCEEDINGS

Environmental Proceedings
-------------------------

          For a discussion of environmental issues see "Item 1. Business - Environment" in the SPPC's 1996 Annual Report on Form 10-K. SPPC is assessing potential environmental issues at two additional sites. One location is the site of a former manufactured gas facility which was owned by SPPC. The second location is a vehicle salvage yard. SPPC has not fully evaluated the cost to remediate these facilities, if required. The Company has reserved $1.0 million for environmental remediation costs.

          LOS owns several parcels of commercial property at Lake Tahoe where it has been determined from preliminary testing there has been soil and ground water contamination from under ground fuel storage tanks. LOS has not fully evaluated the cost to remediate this site, but has a current reserve of $0.9 million based on preliminary estimates.

Other
-----

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

          *(27) The Financial Data Schedule containing summary information extracted from the condensed consolidated financial statements on Form 10-Q for the period ended September 30, 1997, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

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



                                             Sierra Pacific Resources
                                          -----------------------------
                                                   (Registrant)



Date: 11/12/97                        By:  /s/  Mark A. Ruelle
                                         ---------------------------------------
                                           Mark A. Ruelle
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)