Form 10-K405
period 1997-12-31
SIERRA PACIFIC RESOURCES
filed 1998-03-23
CIK 741508

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997                   Commission File
Number 1-8788

                            SIERRA PACIFIC RESOURCES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEVADA                                                 88-0198358
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.

P.O. BOX 30150 (6100 NEIL ROAD)
     RENO, NEVADA  (89511)                                        89520-3150

(Address of principal executive office)                           (Zip Code)

                                 (702) 689-4011
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b)
of the Act:
   COMMON STOCK, $1.00 PAR VALUE                            NEW YORK STOCK
EXCHANGE
   COMMON STOCK, PURCHASE RIGHTS                            NEW YORK STOCK
EXCHANGE
        (Title of each class)        (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X    No
                                         --------    --------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
           -------

State the aggregate market value of the voting stock held by non-affiliates. As of March 16, 1998: $1,125,472,291

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Class                                       Outstanding at March 16,1998:
30,940,819 shares
Common Stock, $1.00 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed in connection with the Annual meeting of shareholders, to be held May 18, 1998, are incorporated by reference into Part III hereof.

================================================================================

                            SIERRA PACIFIC RESOURCES
                          1997 ANNUAL REPORT FORM 10-K
                                    CONTENTS

PART I............................................................................................  5

 ITEM 1. BUSINESS..................................................................................  5
  SIERRA PACIFIC RESOURCES.........................................................................  5
  BUSINESS OUTLOOK AND OVERVIEW....................................................................  5
     Sierra Pacific Power Company..................................................................  5
     Tuscarora Gas Pipeline Company................................................................  6
     e-three.......................................................................................  6
     Lands of Sierra, Inc..........................................................................  6
  ENVIRONMENT......................................................................................  7
    General........................................................................................  7
  GENERAL - NUMBER OF EMPLOYEES....................................................................  7
  GENERAL - RESEARCH AND DEVELOPMENT...............................................................  7
 ITEM 2. PROPERTIES................................................................................  7
 ITEM 3. LEGAL PROCEEDINGS.........................................................................  8
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................  8
          EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................  9

PART II...........................................................................................  11

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.................. 11
 ITEM 6. SELECTED FINANCIAL DATA................................................................... 12
 ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...... 12
     Sierra Pacific Power Company.................................................................. 12
     Lands of Sierra............................................................................... 12
     e-three....................................................................................... 12
     Tuscarora Gas Pipeline Company................................................................ 13
     Year 2000 Issues.............................................................................. 13
  FINANCIAL CONDITION, LIQUIDITY AND CAPTAL RESOURCES.............................................. 13
   Construction Expenditures and Financing......................................................... 13
   Capital Structure............................................................................... 13
 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................... 15
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................................... 25
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES..... 47

PART III........................................................................................... 48

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................... 48
 ITEM 11. EXECUTIVE COMPENSATION................................................................... 48
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................... 48
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................... 48
   Change in Control Agreement..................................................................... 48

       ...........................................................................................
PART IV........................................................................................... 49

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................... 49
(a) Financial Statements, Financial Statement Schedules and Exhibits.............................. 49
SIGNATURES........................................................................................ 50

                                    PART I

ITEM 1.   BUSINESS

                          SIERRA PACIFIC RESOURCES (1)
                          ----------------------------

          Sierra Pacific Resources, hereafter known as SPR, was incorporated under Nevada Law on December 12, 1983. SPR's mailing address is P.O. Box 30150 (6100 Neil Road), Reno, Nevada 89520-3150.

          SPR has five primary subsidiaries:  Sierra Pacific Power Company
(SPPC), Tuscarora Gas Pipeline Company (TGPC), Sierra Energy Company dba e-three (e-three), Lands of Sierra, Inc. (LOS), and Sierra Pacific Energy Company (SPE). SPPC provides electric service to northern Nevada and northeastern California, and natural gas and water service in the Reno/Sparks area of Nevada. The assets of SPPC represented 99% of the consolidated assets of SPR at December 31, 1997. TGPC, in partnership with a subsidiary of TransCanada PipeLines, USA Limited, of Calgary, Alberta, Canada (TransCanada) operates a 229-mile pipeline, placed in service in December 1995. Organized in October, 1996, e-three provides comprehensive energy services in commercial and industrial markets on a regional and national basis. LOS is a real estate management company. SPE is developing a customer information system for the energy industry.

                       BUSINESS OUTLOOK AND OVERVIEW (1)
                       ---------------------------------

SIERRA PACIFIC POWER COMPANY
----------------------------

     SPPC is a public utility primarily engaged in the generation, purchase, transmission, distribution and sale of electric energy. It provides electricity to approximately 287,000 customers in a 50,000 square mile service area including western, central and northeastern parts of Nevada, including the cities of Reno, Sparks, Carson City, Elko and a portion of eastern California, including the Lake Tahoe area. SPPC also provides natural gas in Nevada to approximately 101,000 customers in Reno/Sparks and environs. SPPC supplies water service in Nevada to about 65,000 customers in the Reno/Sparks metropolitan area.

(1) WHEN USED ANYWHERE IN THIS FORM 10-K, OR THE FORM 10-K OF SPPC, ATTACHED AS THE APPENDIX, AND IN FUTURE FILINGS BY SPR OR SPPC WITH THE SECURITIES AND EXCHANGE COMMISSION, IN SPR'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATED", "PROJECT", OR "OUTLOOK" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. SPR WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. SPR WISHES TO ADVISE READERS THAT VARIOUS FACTORS DESCRIBED IN THESE FORMS 10-K COULD CAUSE SPR'S

     ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS. SPR SPECIFICALLY DECLINES ANY OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

     During 1997, 92.0% of SPPC's revenues were from retail sales of electricity, natural gas and water in Nevada; 6.0% from retail sales of electricity in California and 2.0% from wholesale sales of electricity in Nevada and California.

     A complete description of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1997, attached hereto as an Appendix.

TUSCARORA GAS PIPELINE COMPANY
------------------------------

     TGPC was formed as a wholly-owned subsidiary in 1993 for the purpose of entering into a partnership (Tuscarora Gas Transmission Company or TGTC) with a subsidiary of TransCanada to develop, construct and operate a natural gas pipeline to serve an expanding gas market in Reno, northern Nevada, and northeastern California. To date, SPR has an investment of approximately $15.5 million in this subsidiary. In December 1995, TGTC completed construction and began service of its 229-mile pipeline extending from Malin, Oregon to Reno, Nevada. TGTC interconnects with Pacific Gas Transmission Company (PGT) at Malin, Oregon. PGT is a major interstate natural gas pipeline extending from Oregon to the U.S./Canadian border. The PGT system provides TGTC customers access to natural gas reserves in the Western Canadian Sedimentary basin, one of the largest natural gas reserve basins in North America.

     As an interstate pipeline, TGTC provides only transportation service. SPPC and SPR were the two largest customers of TGTC during 1997, contributing 92.2% and 6.3% of revenues, respectively. Malin Oregon began taking service from TGTC during the later part of 1996. The Sierra Army Depot at Herlong, California, began taking service from TGTC during the later part of 1997.

e-three
-------

     e-three was organized in October 1996 as an unregulated wholly-owned subsidiary of SPR. It provides comprehensive energy and other business solutions in commercial and industrial markets. This is accomplished by offering a variety of energy-related products and services to increase customers' productivity and profits and improve the quality of the indoor environment. These products and services include: technology and efficiency improvements to lighting, heating, ventilation and air conditioning equipment; installation or retrofit of controls and power quality systems; energy performance contracting; end-use services; power and transmission services and ongoing energy monitoring and verification services.

LANDS OF SIERRA, INC.
---------------------

     LOS was organized in 1964 to develop and manage SPPC non-utility property in Nevada and California. These properties included retail, industrial, office and residential sites, and timberland and properties in the Lake Tahoe region. SPR has decided to focus on its core energy business. In keeping with this strategy, LOS continues to sell its remaining properties. Properties sold in 1997 include several commercial sites in Nevada for total sales of $1.45 million. Properties remaining include only vacant land in Nevada and land leases in the Lake Tahoe region. Management will continue to focus on selling most of these remaining properties in 1998.

ENVIRONMENT

GENERAL
-------

     SPPC's board of directors has a comprehensive environmental policy and board committee on environmental compliance which oversees corporate performance and achievements related to the environment. Business activities are guided by the corporate environmental policy, which places environmental considerations at the forefront of the decision-making process.

  A complete description of environmental activity of SPPC is contained in its Annual Report on Form 10-K for the year ended 1997, attached as an appendix.

     Lands of Sierra owns several parcels of commercial property at Lake Tahoe where it has been determined, from preliminary testing, that there has been soil and groundwater contamination from underground fuel storage tanks. Liabilities of $852,000 have been accrued, which in management's opinion are adequate.

GENERAL - NUMBER OF EMPLOYEES

     SPR and its subsidiaries have 1,478 employees as of December 31, 1997, of which 1,473 are employed by SPPC. A description of SPPC employee issues are contained in its Annual Report on Form 10-K for the year ended December 31, 1997, attached as an appendix.

GENERAL - RESEARCH AND DEVELOPMENT

     More focus is being placed on using technology to develop new products and services which have been identified as having revenue growth opportunities. In 1996, SPR invested in Nth Power Technologies (Nth), a venture capital fund that invests in developing technology companies. This partnership had its first full year in 1997. Nth has made several investments to assist SPR in strengthening its market positions and developing new products and services.

     A description of Research and Development issues of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1997, attached as an appendix.

ITEM 2.   PROPERTIES

     The general character of SPR's principle facilities is discussed in Item 1 - Business.

          A complete description of the properties of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1997, attached as an appendix.

ITEM 3.   LEGAL PROCEEDINGS

          SPR, through the course of its normal business operations, is currently involved in a number of legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on its financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

          Pursuant to General Instruction G, the following information is included as an additional item in Part I, as of December 31, 1997:

                       EXECUTIVE OFFICERS OF THE REGISTRANT

          The information with respect to SPR's directors called for by Item 10 of Part III is hereby incorporated by reference from the section titled "Election of Directors and Beneficial Ownership" of SPR's definitive proxy statement to be filed pursuant to regulation 14A.

Walter M. Higgins, 53, former Chairman, President and Chief Executive Officer

          Mr. Higgins served as Chairman, President and Chief Executive Officer of Sierra Pacific Resources from January 1994 to January 1998. He also served as President and Chief Executive Officer of SPPC from February 1994 to January 1998. Previously, Mr. Higgins was President and Chief Operating Officer of SPR from November 1993 to January 1994 Before joining SPR, Mr. Higgins served as President and Chief Operating Officer of Louisville Gas and Electric Company from 1991 to 1993. Mr. Higgins is also a Director of Aegis Insurance Services, Inc. and Utilix, Inc. Mr. Higgins resigned from SPR and SPPC in January, 1998.

Malyn K. Malquist, 45, Chairman, President and Chief Executive Officer

          Mr. Malquist was elected President and Chief Executive Officer of SPR and SPPC on January 14, 1998, succeeding Mr. Higgins. On February 24, 1998, Mr. Malquist was elected to the additional position of Chairman of SPR. Mr. Malquist was Senior Vice President - Distribution Services Business Group and Principal Operations Officer since August of 1996. Previously, he was Senior Vice President and Chief Financial Officer and held that position since he joined the Company in April, 1994. Additionally, he held the position of Treasurer from August, 1996 to May, 1997. Prior to joining the Company, he was with San Diego Gas and Electric since 1978, where he held various financial positions, including Treasurer in 1990 and Vice President in 1993.

William E. Peterson, 50, Senior Vice President, General Counsel and Corporate
     Secretary

          Mr. Peterson was elected to his present position in January 1994, and holds the same position with SPPC. He was previously Senior Vice President, Corporate Counsel from July 1993 to January 1994 for SPPC. Prior to joining the Company in 1993, he served as General Counsel and Resident Agent for SPR since 1992, as a partner in the Woodburn and Wedge law firm since 1982.

Mark A. Ruelle, 36, Senior Vice President, Chief Financial Officer and Treasurer

          Mr. Ruelle was elected to his present position March 1, 1997, and holds the same position with SPPC. Prior to joining the Company, Mr. Ruelle was President of Westar Energy, a subsidiary of Western Resources in 1996, and before that, served as Vice President, Corporate Development for Western Resources in 1995. Mr. Ruelle was with

     Western Resources since 1987 and served in numerous positions in regulatory affairs, treasury, finance, corporate development, and strategy planning.

Victor H. Pena, 49, Vice President - Business Development

          Mr. Pena was elected to his present position in August 1996. He is also an officer of SPPC. His previous executive positions with SPR include: Vice President - Business Development and Treasurer; and Vice President - Business Development and Acting Treasurer. Prior to joining the Company, he was Director of Financial Planning and Budget with Louisville Gas and Electric Company from 1991 to May 1994.

Jeanette Y. Bennion, 45, President - e.three

          Ms. Bennion was elected to her current position in January 1998. She served as General Manager of e.three from October 1996 to January, 1998. Previously, she was Director of Internal Audit of SPPC from November 1994 to October 1996 and Senior Internal Auditor from July 1992 to November 1994.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

          SPR's common stock is traded on the New York Stock Exchange (symbol
SRP). The dividends paid per share and the high and low sale prices of the common stock in the consolidated transaction reporting system as reported in "The Dow Jones News Retrieval Service" for 1997 and 1996 are as follows:

                                   Dividends Paid                        Price Range
          1997                        Per Share                 High                   Low
                                   ---------------           -----------            -----------
               First Quarter                 $.295           $ 29 3/4                $ 27 7/8
               Second Quarter                 .310             32                      28
               Third Quarter                  .310             32 7/8                  30 13/16
               Fourth Quarter                 .310             37 9/16                 30 1/8

          1996
               First Quarter                  .280             25 1/8                  22 5/8
               Second Quarter                 .295             25  3/4                 23 3/8
               Third Quarter                  .295             26 3/4                  24 3/8
               Fourth Quarter                 .295             29 1/8                  25 3/4

Number of Security Holders:

Title of Class                                       Number of Holders
---------------                                      -----------------

Common Stock: 1.00 Par Value                         (1)As of December 31, 1997: 22,083

          During 1997, SPR continued the dividend policy of its predecessor company which has paid cash dividends on its common stock each year since 1916 and quarterly dividends every year since 1946. Future dividends are subject to factors that ordinarily affect dividend policy, such as future earnings and the financial condition of SPR. As of December 31, 1997, SPR's dividend payout ratio was 51% based on 1997 consolidated earnings.

          On February 24,1998, the SPR board of directors declared a quarterly common dividend of $.325 per share. This dividend of approximately $ 10 million will be paid on May 1, 1998.

          SPR's primary source of funds for the payment of dividends to its stockholders is dividends paid by SPPC on its common stock, all of which is owned by SPR. See Note 12 to the consolidated financial statements.

--------------------
(1) Should be updated at a later date to reflect a more up-to-the-minute shareholder figure.

ITEM 6.   SELECTED FINANCIAL DATA

                                         Year Ended December 31,
                            (dollars in thousands, except per share amounts)
                      -------------------------------------------------------------
                          1997        1996         1995         1994         1993
                      ---------    ---------    ---------     ---------   ---------
Operating Revenues      $663,243   $  627,711   $  606,122   $  626,312   $  528,075
                      ==========   ==========   ==========   ==========   ==========
Operating Income        $118,627   $  108,878   $  104,760   $   98,513   $   87,893
                      ==========   ==========   ==========   ==========   ==========
Net Income              $ 74,445   $   66,879   $   58,039   $   52,366   $   44,890
                      ==========   ==========   ==========   ==========   ==========

Net Income
 Per Share-Basic       $    2.41   $     2.19   $     1.95   $     1.79   $     1.67
                       ==========   ==========   ==========   ==========  ==========
Total Assets           $1,935,880   $1,869,354   $1,756,627   $1,632,703  $1,608,946
                       ==========   ==========   ==========   ==========   ==========

Net Income
 Per Share-Diluted     $     2.40    $     2.19   $     1.95   $     1.79 $     1.67
                       ==========    ==========   ==========   ========== ==========
Long-Term Debt and
  Redeemable Pre-
  ferred Stock         $  675,724    $  686,346   $  587,533   $  582,309   $  578,211
                       ==========    ==========   ==========   ==========   ==========
Cash Dividends Paid
  Per Common Share     $    1.225    $    1.165   $    1.120   $    1.120   $    1.120
                       ==========    ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIERRA PACIFIC POWER COMPANY
----------------------------

          A complete Management's Discussion and Analysis of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1997, attached as an appendix.

LANDS OF SIERRA
---------------

          Lands of Sierra contributed $0.1 million to consolidated net income in 1997 due to continued land sales, compared to $1.0 million in 1996 and $1.5 million in 1995.

E-THREE
-------

          During 1997, its first full start-up year, e-three completed its
business plan.   For 1997, e-three recognized revenues of $0.3 million and
incurred a net loss of $1.1 million. During 1996, e-three incurred a net loss of $0.2 million.

TUSCARORA GAS PIPELINE COMPANY
------------------------------

          Tuscarora Gas Pipeline Company had net income of $1.45 million in 1997 compared to $2.16 million in 1996. Commercial operation of TGTC's pipeline began in December 1995. TGPC's net income is due to investments in the natural gas pipeline.

YEAR 2000 ISSUES
-----------------

          All material systems are owned by SPPC.   A complete description of
the Year 2000 issues at SPPC is contained in its Form 10-K for the year ended December 31, 1997, attached as an appendix.

              FINANCIAL CONDITION, LIQUIDITY AND CAPTAL RESOURCES
              ---------------------------------------------------

CONSTRUCTION EXPENDITURES AND FINANCING

          Substantially all capital expenditures relate to SPPC. A complete description of the Construction Expenditures and Financing of SPPC is contained on its Annual Report Form 10-K for the year ended December 31, 1997, attached as an appendix.

CAPITAL STRUCTURE

          A complete description of the capital structure of SPPC is contained in its Annual Report Form 10-K for the year ended December 31, 1998, attached as an appendix

          SPR has a $10 million revolving credit facility with Barclays Bank. This line has been extended until April 24, 1998. There is currently no outstanding balance. SPR's capital structure at December 31 was (dollars in thousands):



                              1997               1996              1995
                            --------           --------           ------

Short-Term Debt (1)      $ 85,566    (6%)   $ 63,434    (4%)   $ 73,470     (6%)
Long-Term Debt            627,224   (43%)    637,846   (45%)    573,933    (45%)
Preferred Stock           121,615    (8%)    121,615    (9%)     86,715     (7%)
Common Equity             633,394   (43%)    594,859   (42%)    544,550    (42%)
                         --------           --------           --------

                       $1,467,799  (100%) $1,417,754  (100%) $1,278,668   (100%)
                       ==========  ====== ==========  ====== ==========   ======

     (1)  Including current maturities of long-term debt and preferred stock.

     SPR has $30 million of senior notes which include Series C through E due in years 1998 through 2000. In April 1997, SPR redeemed Series C, $10 million of the notes, and in April 1998, Series D, $10 million will mature.

     On February 24, 1998 the SPR Board voted to increase its next quarterly common dividend from $.310 per share to $.325 per share. This dividend of approximately $10 million will be paid on May 1, 1998. On the same date, SPPC's Board declared both common ($19 million) and preferred ($1.4 million) dividends, payable May 1, and June 1, 1998, respectively.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

Reports of Independent Accountants ...................................   15, 16

Financial Statements:

 Consolidated Balance Sheets as of December 31, 1997 and 1996.........       17
 Consolidated Statements of Income for the Years Ended December 31,
  1997, 1996 and 1995.................................................       18
 Consolidated Statements of Common Shareholder's Equity for the
  Years Ended December 31, 1997, 1996 and 1995........................       19
 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995....................................       20
 Consolidated Statements of Capitalization as of December 31, 1997
  and 1996 ...........................................................       21

Notes to Consolidated Financial Statements............................    22-44

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sierra Pacific Resources
 Reno, Nevada

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1995 were audited by other auditors whose report, dated February 16, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, such 1997 and 1996 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Reno, Nevada
January 30, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Sierra Pacific Resources


We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1995, and the related consolidated statements of income, cash flows, and retained earinings for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, or a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Resources and subsidiaries at December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

San Francisco, California
                               February 16, 1996

                            SIERRA PACIFIC RESOURCES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                   December 31,
ASSETS                                         1997          1996
----------------------------------------   ------------   ----------
Utility Plant, at Original Cost:
 Plant in service                            $2,063,269   $1,984,781
  Less accumulated provision for                664,490      606,406
   depreciation                              ----------   ----------
                                              1,398,779    1,378,375
 Construction work in progress                  202,036      165,939
                                             ----------   ----------
                                              1,600,815    1,544,314
                                             ----------   ----------
Investments in subsidiaries and other            49,614       43,479
 property, net                               ----------   ----------
Current Assets:
 Cash and cash equivalents                        8,901        4,949
 Accounts receivable less provision for
  Uncollectible accounts: 1997-$1,704;          103,356       94,736
   1996-$2,196
 Materials, supplies and fuel, at                25,255       27,586
  average cost
 Other                                            2,885        4,472
                                             ----------   ----------
                                                140,397      131,743
                                             ----------   ----------
Deferred Charges:
 Regulatory tax asset                            66,563       67,667
 Other regulatory assets                         63,476       67,319
 Other                                           15,015       14,832
                                             ----------   ----------
                                                145,054      149,818
                                             ----------   ----------

                                             $1,935,880   $1,869,354
                                             ==========   ==========
    CAPITALIZATION AND LIABILITIES
----------------------------------------
Capitalization:
 Common shareholders' equity                 $  633,394   $  594,859
 Preferred stock                                 73,115       73,115
 Preferred stock subject to mandatory
  redemption:
 SPPC-obligated Mandatorily Redeemable
  Preferred
   Securities of the Company's
    Subsidiary Trust,
   Sierra Pacific Power Capital I,
    holding solely
   $50 million principal amount of 8.6%
    Junior
   Subordinated Debentures of the
    Company, due 2036                            48,500       48,500
Long-term debt                                  627,224      637,846
                                             ----------   ----------
                                              1,382,233    1,354,320
                                             ----------   ----------
Current Liabilities:
 Short-term borrowings                           75,000       38,000
 Current maturities of long-term debt
  and preferred stock                            10,566       25,434
 Accounts payable                                62,105       53,804
 Accrued interest                                 6,910        6,849
 Dividends declared                              10,941       10,452
 Other current liabilities                       34,360       33,078
                                             ----------   ----------
                                                199,882      167,617
                                             ----------   ----------
Deferred Credits:
 Accumulated deferred federal income taxes      165,076      164,199
 Accumulated deferred investment tax credits     39,873       41,836
 Regulatory tax liability                        40,767       42,870
 Customer advances for construction              38,478       39,429
 Accrued retirement benefits                     37,456       28,624
 Other                                           32,115       30,459
                                             ----------   ----------
                                                353,765      347,417
                                             ----------   ----------
Commitments and Contingencies (Note 16)      $1,935,880   $1,869,354
                                             ==========   ==========
The accompanying notes are an integral
 part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Year Ended December 31,
                                                           1997           1996           1995
                                                       -----------    -----------    -----------
Operating Revenues:
 Electric                                              $   540,346    $   507,004    $   491,419
 Gas                                                        70,675         67,376         62,572
 Water                                                      46,519         45,344         43,793
 Other                                                       5,703          7,987          8,338
                                                       -----------    -----------    -----------
                                                           663,243        627,711        606,122
                                                       -----------    -----------    -----------
Operating Expenses:
 Operation:
  Purchased power                                          130,612        122,272        119,464
  Fuel for power generation                                100,861        102,601         84,878
  Gas purchased for resale                                  38,127         33,899         35,864
  Deferral of energy costs-net                                   8         (1,736)         9,597
  Other                                                    129,493        128,430        123,670
 Maintenance                                                23,387         20,672         18,391
 Depreciation and Amortization                              64,117         58,118         55,076
 Taxes:
  Income taxes                                              38,667         35,626         36,574
  Other than income                                         19,344         18,951         17,848
                                                       -----------    -----------    -----------
                                                           544,616        518,833        501,362
                                                       -----------    -----------    -----------
Operating Income                                           118,627        108,878        104,760
                                                       -----------    -----------    -----------

Other Income:
 Allowance for other funds used during                       5,723          5,231          1,245
  construction
 Other income (expense) -net                                 1,261          1,289         (2,244)
                                                       -----------    -----------    -----------
                                                             6,984          6,520           (999)
                                                       -----------    -----------    -----------
 Total Income Before Interest Charges                      125,611        115,398        103,761
                                                       -----------    -----------    -----------

Interest Charges:
 Long-term debt                                             41,738         39,770         38,477
 Other                                                       4,583          4,624          2,873
 Allowance for borrowed funds used during
  construction and Capitalized interest                     (4,785)        (3,924)        (3,002)
                                                       -----------    -----------    -----------
                                                            41,536         40,470         38,348
                                                       -----------    -----------    -----------

Income Before Obligated Mandatorily
 Redeemable                                                 84,075         74,928         65,413
 Preferred Securities
Preferred Dividend Requirements of
 SPPC-Obligated Mandatorily Redeemable
 Preferred Securities                                       (4,171)        (1,749)            --
                                                       -----------    -----------    -----------
Income Before Preferred Dividends                           79,904         73,179         65,413
Preferred Dividend Requirements of Subsidiary               (5,459)        (6,300)        (7,374)
                                                       -----------    -----------    -----------

Net Income                                             $    74,445    $    66,879    $    58,039
                                                       ===========    ===========    ===========

Net Income Per Share - Basic                                 $2.41          $2.19          $1.95
     - Diluted                                               $2.40          $2.19          $1.95

Weighted Average Shares of Common Stock                 30,879,696     30,495,224     29,754,978
 Outstanding

Annual Dividends Paid Per Share of Common Stock             $1.225         $1.165         $1.120

The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                            (DOLLARS IN THOUSANDS)

                                               Year Ended December 31,
                                             1997        1996        1995
                                           ---------   ---------   ---------

Retained Earnings at Beginning of Year     $111,741    $ 80,845    $ 58,062
Income Before Preferred Dividends            79,904      73,179      65,413


Stock Issuance Costs                             (7)       (268)         --
Dividends Declared:
  Preferred stock of subsidiary              (5,459)     (5,879)     (9,205)
  Common stock                              (38,308)    (36,136)    (33,425)
                                           --------    --------    --------


Retained Earnings at End of Year           $147,871    $111,741    $ 80,845
                                           ========    ========    ========


The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                                                 Year Ended December 31,
                                                            1997         1996         1995
                                                         ---------    ---------    ---------
Cash Flows From Operating Activities:
------------------------------------
 Income before preferred dividends                       $  79,904    $  73,179    $  65,413
 Non-cash items included in income:
    Depreciation and amortization                           64,117       58,118       55,076
    Deferred taxes and investment tax
     credits                                                (2,083)       2,983       (1,012)
    AFUDC and capitalized interest                         (10,508)      (9,155)      (4,247)
    Deferred energy costs                                        8       (1,736)       9,597
    Early Retirement and severance
     Amortization                                            4,551        7,877        2,127
    Merger Costs                                               (50)       1,909       11,612
    Other non-cash                                          (2,110)       2,803        1,862
 Changes in certain assets and
  liabilities:
    Accounts receivable                                     (8,620)      (2,559)     (13,513)
    Materials, supplies and fuel                             2,331        2,869          935
    Other current assets                                     1,587       (1,934)       1,346
    Accounts payable                                         8,301      (38,081)      41,862
    Other current liabilities                                1,282       11,373       (5,958)
    Other - net                                              8,315        2,802       (7,035)
                                                         ---------    ---------    ---------
Net Cash Flows From Operating Activities                   147,025      110,448      158,065
                                                         ---------    ---------    ---------

Cash Flows Used in Investing Activities:
----------------------------------------
 Additions to utility plant                               (147,801)    (203,109)    (144,197)
 Non-cash charges to utility plant                          10,814        9,474        5,059
 Customer refunds for construction                            (951)        (739)        (571)
 Contributions in aid of construction                       26,321       15,272        6,621
                                                         ---------    ---------    ---------
   Net cash used for utility plant                        (111,617)    (179,102)    (133,088)
 Proceeds from sale of other assets                              -            4        1,440
 Investments (disposal of) in subsidiaries
  and other property - net                                  (5,637)       1,261      (27,978)
                                                         ---------    ---------    ---------
Net Cash Used in Investing Activities                     (117,254)    (177,837)    (159,626)
                                                         ---------    ---------    ---------

Cash Flows From (Used in) Financing Activities:
----------------------------------------------
 Increase (Decrease) in short-term borrowings               40,583      (16,059)      12,424
 Proceeds from issuance of long-term debt                        -       80,041            -
 Retirement of long-term debt                              (25,529)     (10,539)     (11,038)
 Decrease in funds held in trust                                 -        9,175       23,058
 Proceeds from SPPC-obligated Mandatorily
  Redeemable Preferred Securities                                -       48,500            -
 Retirement of preferred stock                                   -      (20,400)      (6,800)
 Sale of common stock                                        2,405       19,414       13,045
 Expenses of external financing                                  -           (5)         (59)
 Dividends paid                                            (43,278)     (42,032)     (40,668)
                                                         ---------    ---------    ---------
Net Cash From (Used in) Financing Activities               (25,819)      68,095      (10,038)
                                                         ---------    ---------    ---------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                            3,952          706      (11,599)
Beginning Balance in Cash and Cash Equivalents               4,949        4,243       15,842
                                                         ---------    ---------    ---------
Ending Balance in Cash and Cash Equivalents              $   8,901    $   4,949    $   4,243
                                                         =========    =========    =========

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
 Cash Paid During Year For:
  Interest                                               $  49,108    $  44,106    $  38,873
  Income taxes                                           $  39,472    $  39,234    $  34,557

The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (DOLLARS IN THOUSANDS)

                                                              December 31,
                                                           1997          1996
                                                      -------------   -----------
Common Shareholders' Equity:
---------------------------
  Common stock, $1.00 par value,
   authorized 90 million;
   issued and outstanding 1997
   30,915,402 shares; 1996 30,815,936 shares             $   30,915    $   30,816
  Additional paid-in capital                                454,608       452,302
  Retained earnings                                         147,871       111,741
                                                         ----------    ----------
      Total Common Shareholders' Equity                     633,394       594,859
                                                         ----------    ----------

Preferred Stock of Subsidiary:
-----------------------------
Not subject to mandatory redemption:
  $50 par value:
    Series A; $2.44 dividend                                  4,025         4,025
    Series B; $2.36 dividend                                  4,100         4,100
    Series C; $3.90 dividend                                 14,990        14,990
  $25 stated value:
    Class A Series 1; $1.95 dividend                         50,000        50,000
                                                         ----------    ----------
    Subtotal                                                 73,115        73,115
  SPPC-obligated Mandatorily Redeemable Preferred
   Securities of the Company's Subsidiary Trust,
   Sierra Pacific Power Capital I, holding solely
   $50 million principal amount of 8.60%
   Junior Subordinated Debentures of the Company,
   due 2036                                                  48,500        48,500
                                                         ----------    ----------
Total preferred stock                                       121,615       121,615
                                                         ----------    ----------

Long-Term Debt:
--------------
  First Mortgage Bonds:
     Unamortized bond premium and discount, net                (867)         (906)

  Debt Secured by First Mortgage Bonds:
     2.00%  Series Z  due 2004                                  114           135
     2.00%  Series O  due 2011                               1 ,618         1,736
     6.35%  Series FF due 2012                                1,000         1,000
     6.55%  Series AA due 2013                               39,500        39,500
     6.30%  Series DD due 2014                               45,000        45,000
     6.65%  Series HH due 2017                               75,000        75,000
     6.65%  Series BB due 2017                               17,500        17,500
     6.55%  Series GG due 2020                               20,000        20,000
     6.30%  Series EE due 2022                               10,250        10,250
     6.95%  to 8.65%   Series A MTN due 2022                115,000       115,000
     7.10%  and 7.14%   Series B  MTN due 2023               58,000        58,000
     6.83%  and 6.86%   Series C   MTN due 1999              30,000        30,000
     6.62%  to 6.83%   Series C  MTN due 2006                50,000        50,000
     5.90%  Series JJ due 2023                                9,800         9,800
     5.90%  Series KK  due 2023                              30,000        30,000
     5.00%  Series Y  due 2024                                3,275         3,335
     6.70%  Series II due 2032                               21,200        21,200
                                                         ----------    ----------
        Subtotal, excluding current portion                 527,257       527,456
  Variable Rate Note:
     Water Facilities Note maturing 2020                     80,000        80,000
  Senior Notes                                               20,000        30,000
  Other, excluding current portion                              834         1,296
                                                         ----------    ----------
  Total Long-Term Debt                                      627,224       637,846
                                                         ----------    ----------

TOTAL CAPITALIZATION                                     $1,382,233    $1,354,320
                                                         ==========    ==========

The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The significant accounting policies for both utility and non-utility operations are as follows:

GENERAL
-------

          The consolidated financial statements include the accounts of Sierra Pacific Resources (SPR) and its wholly-owned subsidiaries, Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company (TGPC), Lands of Sierra, Inc.
(LOS), Sierra Gas Holding Company (SGHC, formerly Sierra Energy Company), Sierra Energy Company dba ethree (e-three), Sierra Pacific Energy Company (SPE) and Sierra Water Development Company (SWDC). All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

          SPPC, SPR's principal subsidiary, is a regulated public utility engaged principally in the generation, purchase, transmission, distribution, and sale of electric energy. It provides electricity to approximately 287,000 customers in a 50,000 square mile territory including western, central, and northeastern Nevada, including the cities of Reno, Sparks, Carson City and Elko, and a portion of eastern California, including the Lake Tahoe area. SPPC also provides water and gas service in the cities of Reno and Sparks, Nevada, and environs. In 1995, SPPC formed two subsidiaries for the specific purpose of forming a partnership with a subsidiary of General Electric Capital Corporation
(GECC) to participate in the construction and operation of the Pinon Pine gasifier facility. These subsidiaries are Pinon Pine Corporation and Pinon Pine Investment Company. They are consolidated into the financial statements of SPPC, with all significant intercompany transactions eliminated. On July 29, 1996, SPPC formed a wholly owned subsidiary, Sierra Pacific Power Capital I (Trust), for the purpose of completing a public offering of trust originated preferred securities. Refer to Note 7 of SPR's consolidated financial statements for the stock issuance and Note 5 for the Pinon Pine Power Project.

          SPPC maintains its accounts for electric and gas operations in accordance with the uniform system of accounts prescribed by the Federal Energy Regulatory Commission (FERC) and for water operations in accordance with the uniform system of accounts prescribed by the National Association of Regulatory Utility Commissioners.

          TGPC is a partner in a joint venture which developed, constructed, and operates a natural gas pipeline serving the expanding gas market in the Reno area and certain northeastern California markets. TGPC accounts for its interest in Tuscarora Gas Transmission Company (TGTC) under the equity method. Organized in October 1996, ethree provides comprehensive energy services in commercial and industrial markets on a regional and national basis. LOS is primarily engaged in real estate management. In 1997, SPR formed SPE, which is developing a customer information system for the energy industry.

          In November 1996, the SPR board of directors approved an investment, as a limited partner, in an energy technology venture capital partnership to gain access to new technologies that could affect SPR and its subsidiaries.
This partnership will invest in energy companies offering technologies of strategic advantage to its partners. SPR's initial $250,000 payment on this investment was made in November 1996. An additional investment of $750,000 was made in 1997. The remaining balance of SPR's commitment, $4 million, will be drawn as funds are needed by the partnership over the next four years. The term of this partnership is ten years with two extensions of up to two years each. Gains and losses will be allocated 80% to the limited partners and 20% to the general partner. Gains and losses will be allocated among the limited partners based on their contributions. SPR, as a limited partner, is entitled to 9.4%. This investment is accounted for on the cost basis.

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities. These estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Certain reclassifications have been made for comparative purposes but have not affected previously reported net income or common shareholders' equity.

SPPC UTILITY PLANT
------------------

          In addition to direct labor and material costs, SPPC also charges to the construction of utility plant: the cost of time spent by administrative employees in planning and directing construction work; property taxes; employee benefits (including such costs as pensions, postretirement and postemployment benefits, vacations and payroll taxes); and an allowance for funds used during construction.

          The original cost of plant retired or otherwise disposed of and the cost of removal less salvage is generally charged to the accumulated provision for depreciation. The cost of current repairs and minor replacements is charged to operating expenses when incurred. The cost of renewals and betterments is capitalized.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION AND CAPITALIZED INTEREST
---------------------------------------------------------------------

          SPPC capitalizes, as part of construction costs on utility plant, an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and a reasonable return on other funds used for construction purposes in accordance with rules prescribed by the FERC and the PUCN. AFUDC is capitalized in the same manner as construction labor and material costs, with an offsetting credit to "other income" for the portion representing a return on other funds and as a reduction of interest charges for the portion representing borrowed funds. Recognition of this item as a cost of utility plant is in accordance with established regulatory ratemaking practices. Such practices permit the utility to earn a fair return on, and recover in rates charged for utility services, all capital costs. This is accomplished by including such costs in rate base and in the provision for depreciation.

          The AFUDC rates used during 1997, 1996 and 1995 were 8.30%, 8.91% and 8.16%, respectively. As specified by the PUCN, certain projects were assigned a lower AFUDC rate due to specific low-interest-rate financings directly associated with those projects.

DEPRECIATION
------------

          Depreciation is calculated using the straight-line composite method over the estimated remaining service lives of the related properties. The provision, as authorized by the PUCN, for 1997, 1996 and 1995, stated as a percentage of the original cost of depreciable property, was 3.16%, 3.18% and 3.16%, respectively.

CASH AND CASH EQUIVALENTS
-------------------------

          Cash is comprised of cash on hand and working funds. Cash equivalents consist of high quality investments in commercial paper of other corporations with original maturities of three months or less. Investments in commercial paper were $1.2 million and $3.7 million for December 31, 1997 and 1996, respectively.

          SPPC engages in short-term investment activity whenever it is deemed beneficial. As of December 31, 1997 SPPC's investment in commercial paper was $4.7 million. SPPC had no commercial paper investments as of December 31, 1996.

REGULATORY ACCOUNTING AND OTHER REGULATORY ASSETS
-------------------------------------------------

          SPPC's rates are currently subject to the approval of the PUCN and are designed to recover the cost of providing generation, transmission and distribution services. As a result, SPPC qualifies for the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement recognizes that the rate actions of a regulator can provide reasonable assurance of the existence of an asset and requires the capitalization of incurred costs that would otherwise be charged to expense where it is probable that future revenue will be provided to recover these costs. SFAS No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71" requires that an enterprise whose operations cease to meet the qualifying criteria of SFAS 71 discontinue the application of that statement by eliminating the effects of any actions of regulators that had been previously recognized.

          In 1997, the Emerging Issues Task Force (EITF) released Issue 97-4.
In doing so, it reached a consensus that a utility subject to a deregulation plan for its generation business should stop applying SFAS No. 71 to the generating portion of its business no later than the date when a plan with sufficient detail of the effect of the plan is known. EITF 97-4 also reached a consensus that regulatory assets and liabilities that originated in a portion of the business which is discontinuing its application of SFAS No. 71 should be evaluated on the basis of where (that is, the portion of the business in which) the regulated cash flows to realize and settle them will be derived. The result of the consensus is that there is no elimination of regulatory assets which the deregulatory legislation or rate order specifies collection of, if they are recoverable through a portion of the business which remains subject to SFAS No. 71.

          In conformity with SFAS No. 71, the accounting for SPPC conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by agencies and the commissions of the jurisdictions in which it operates.

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

DESCRIPTION                                  1997       1996     AMORTIZATION PERIODS
-----------                                --------   --------   --------------------

Early Retirement and Severance Offers       $24,644    $29,195   Various through 2005
Loss on Reacquired Debt                      18,354     19,113   Various through 2023
Plant Assets                                  8,869      9,888   Various through 2031
Conservation and Demand Side Programs         6,146      6,805   Various through 2006
Other Costs                                   5,463      2,318   Various
                                            -------    -------
Total                                       $63,476    $67,319
                                            =======    =======

          Currently, the electric utility industry is predominately regulated on a basis designed to recover the cost of providing electric power to its retail and wholesale customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced, and utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of these competitive forces on SPPC's future financial position and results of operations.

DEFERRAL OF ENERGY COSTS
------------------------

          SPPC has suspended deferred energy accounting in its Nevada (except for liquid propane gas) and California jurisdictions. Prior to May 1995 (Nevada) and June 1996 (California), SPPC employed deferred energy accounting procedures in its electric and gas operations, as provided by statutes. The intent of these procedures was to capture fluctuations in the cost of purchased gas, fuel and purchased power. Deferred energy accounting required SPPC to record the difference between actual fuel expense and fuel revenues as deferred energy costs.

FEDERAL INCOME TAXES AND INVESTMENT TAX CREDITS
-----------------------------------------------

          SPR and its subsidiaries file a consolidated federal income tax return. Current income taxes are allocated based on the parent and each subsidiary's respective taxable income or loss and investment tax credits as if each subsidiary filed a separate return. Deferred taxes are provided on timing differences at the statutory income tax rate in effect as of the most recent balance sheet date.

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

          Investment tax credits are no longer available to SPPC. The deferred investment tax credit balance is being amortized over the estimated service lives of the related properties.

REVENUES
--------

          SPPC accrues unbilled utility revenues earned from the dates customers were last billed to the end of the accounting period. These amounts are included in accounts receivable.

NOTE 2.   REGULATORY ACTIONS

NEVADA PROCEEDINGS
------------------

          A rate plan, approved by the PUCN in February 1997 included: a one-time refund of $13 million in electric rates, a $7 million rate reduction, a rate freeze for electric and natural gas rates through December 1999, and continued suspension of deferred energy accounting. In addition, the deferred energy and purchased gas filings were withdrawn. Water prices were not affected by the stipulated rate plan.

          The rate plan also provides for a 50/50 sharing between customers and shareholders of electric and gas utility earnings in excess of a 12 percent return on average equity. In lieu of refunds, SPPC has an opportunity, subject to certain conditions, to apply such excess to buying down or buying out of long-term fuel and purchased power contracts currently in place. The first earnings sharing filing will be made no later than April 30, 1998.

          In September 1997, SPPC filed an application to increase its water prices with the PUCN. Rate changes were requested primarily because of expenditures for the Chalk Bluff Water Treatment Plant, improvements to the Glendale Water Treatment Plant, as well as other improvements required by the federal Safe Drinking Water Act. The application was updated in December to request a $13.7 million (or 30%) increase. Hearings began in January 1998, with rates effective in April 1998.

CALIFORNIA PROCEEDINGS
----------------------

          As a result of the termination of a merger, certain filings were made in SPPC's California jurisdiction. In a previous decision, which conditionally approved the merger, SPPC was required to file various rate applications for test year 1997 in the event the merger was not consummated by March 31, 1996.
In a second decision, the California Commission extended this deadline and suspended deferred energy accounting, which reduced SPPC's rates by $2.3 million effective June 1, 1996. With termination of the merger, another decision was issued which ordered a rate freeze through December 31, 2000 and continued the suspension of deferred energy accounting.

NOTE 3.   EARNINGS PER SHARE

          SPR adopted SFAS No. 128, "Earnings Per Share" for the period ended December 31, 1997. This pronouncement supersedes APB Opinion No. 15, "Earnings Per Share" and establishes new standards for computing and presenting EPS. Previously reported primary and fully diluted EPS are replaced with basic and diluted EPS. The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method. Prior period EPS have been restated to conform with the new statement.

          The following provides a reconciliation of Basic EPS and Diluted EPS.

                                              1997          1996          1995
                                          -----------   -----------   -----------
Basic EPS
     Numerator
     ---------
          Income available to common
             stockholders ($000)           $    74,445   $    66,879   $    58,039
                                           -----------   -----------   -----------
     Denominator
     -----------
          Weighted average number of
           shares outstanding               30,879,696    30,495,224    29,754,978

     Per-Share Amount                      $      2.41   $      2.19   $      1.95
     ----------------                      ===========   ===========   ===========

Diluted EPS
     Numerator
     ---------
          Income available to common
             stockholders ($000)           $    74,445   $    66,879   $    58,039
                                           -----------   -----------   -----------
     Denominator
     -----------
          Weighted average number of
           shares outstanding before
               dilution                     30,879,696    30,495,224    29,754,978
          Stock options                         38,058        18,245         6,461
          Executive long term incentive
           plan - performance shares            36,696        13,911         6,364
          Non-employee stock plan                5,573         4,176         3,143
          Employee stock purchase plan           3,341         2,019         2,784
                                           -----------   -----------   -----------
                                            30,963,364    30,533,575    29,773,730
                                           -----------   -----------   -----------
     Per-Share Amount                      $      2.40   $      2.19   $      1.95
     ----------------                      ===========   ===========   ===========

NOTE 4.   OTHER PROPERTY

Other property consisted of (dollars in thousands):

                               December 31,
                           1997           1996
                         --------       --------
Investment in TGPC        $16,737        $17,639
Investment in Pinon
 Pine Gasifier             24,863         19,143
Real Estate - net           2,560          3,229
Other                       5,454          3,468
                          -------        -------
                          $49,614        $43,479
                          =======        =======

NOTE 5.   JOINTLY-OWNED FACILITIES

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

          The following schedule reflects SPPC's 50% ownership interest in the jointly-owned electric utility plant at December 31, 1997 (dollars in thousands):

                             Electric     Accumulated    Construction
                    MW        Plant      Provision For     Work In
       Plant     Capacity   In Service   Depreciation      Progress
      --------   --------   ----------   -------------   ------------
      Valmy #1     129       $127,520       $49,642           $173
      Valmy #2     137       $153,917       $48,850           $592

PINON PINE
----------

          Pinon Pine Corp. and Pinon Pine Investment Co., subsidiaries of SPPC, own 25% and 75% respectively of a 38% interest in Pinon Pine Co., LLC (the LLC), with a subsidiary of General Electric Capital Corporation (GECC) owning the remaining 62%. The LLC was formed to take advantage of federal income tax credits available under IRC (S)29 from the production and sale of an alternative fuel (syngas) produced by the coal gasifier. These tax credits will expire on June 30, 1998. The entire project, which includes an LLC-owned gasifier and an SPPC-owned power island and post-gasification facilities to partially cool and clean the syngas, is referred to collectively as the Pinon Pine Power Project.

          SPPC has a funding agreement with the DOE. Under the agreement, the DOE will provide funding towards the construction of the project, and towards the operating and maintenance costs of the facility. The total DOE contribution is capped at $168 million, and through December 31, 1997, the DOE has funded $138.5 million (including O&M expenses).

Total capital costs for the Pinon Pine Power Project are now estimated to be $298.7 million. The LLC capital investment is capped at $46 million, DOE capital contributions are estimated at $131.8 million and SPPC capital investment is estimated at $120.9 million exclusive of it's share of the LLC investment.

          SPPC must satisfy certain performance requirements as part of the construction agreement with the LLC. The initial performance warranty required that the gasifier attain an average capacity factor of 30% during 1997, regardless of delays in the in-service date. Since the gasifier was not in service in 1997, the certain performance warranties required by the contract were not met. Consequently, SPPC has reserved $2.8 million as satisfaction of the performance obligation. If the average capacity factor falls below 70% for 1998, SPPC is required to pay to the LLC lost revenues as a result of the actual average capacity factor achieved compared to the 70% average capacity factor required by the contract. If contracted performance levels are not met during 1998, SPPC may be required to refinance GECC's investment in the LLC. Under the terms of the LLC agreements, GECC would be reimbursed for capital invested plus a return on capital. If the Company is required to buyout GECC, it is estimated that the total payment would be approximately $30 million.

NOTE 6.   COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

          As of December 31, 1997, 1,925,834 shares of common stock were reserved for issuance under the Common Stock Investment Plan (CSIP), Employees' Stock Purchase Plan (ESPP), Non-Employee Director Stock Plan and Executive Long-term Incentive Plan (ELTIP). The ELTIP for key management employees allows for the issuance of SPR common shares to key employees of SPPC through December 30, 2003. This plan permits grants, separately or in combination: for nonqualified and qualified stock options; stock appreciation rights; restricted stock; performance units; performance shares and bonus stock. SPPC also provides an ESPP to all of its employees meeting minimum service requirements. Employees can choose twice each year to have up to 15% of their base earnings withheld to purchase SPR common stock. The purchase price of the stock is 90% of the market value on the offering date or 100% of the market price on the execution date, if less. The Non-employee Director Stock Plan provides that a portion of SPR's outside directors' annual retainer be paid in SPR common stock. SPR records the costs of these plans in accordance with Accounting Principles Board Opinion Number 25. There would be no material impact on net income or earnings per share if the fair value provisions of SFAS 123 were to be adopted.

          A Stock Rights Plan was placed into effect by declaring a dividend distribution of one right for each outstanding share of common stock of SPR, par value $1.00 per share, to stockholders of record at the close of business on October 31, 1989, and by authorizing the issuance of one right for each share of common stock issued between the October 31, 1989, record date and the earliest of the distribution date, the redemption date and the October 31, 1999 expiration date. With certain exceptions and under certain conditions, each right, when exercisable under the terms of the plan, entitles the registered holder (except acquiring persons as defined by the plan) to purchase common stock of an acquiring or surviving corporation (including SPR stock if any remains after the transaction) having a value of $140 for $70, subject to adjustment. The purpose of the plan is to help ensure that SPR's shareholders receive fair and equal treatment in the event of any proposed hostile takeover of SPR.

          The changes in common stock and additional paid-in capital for 1997, 1996 and 1995 are as follows (dollars in thousands):

                                       Shares Issued                      Amount
                                       -------------                ------------------
                                  1997      1996      1995      1997       1996       1995
                                --------   -------   -------   -------   --------   --------
Public Sale                            0   517,900   290,900    $    0    $12,870    $ 6,037
CSIP/DRP                          50,633   238,403   298,704     1,419      5,985      6,373
ESPP, ESOP, and Other             48,833    25,120    39,590       986        558        635
                                  ------   -------   -------    ------    -------    -------
                                  99,466   781,423   629,194    $2,405    $19,413    $13,045
                                  ======   =======   =======    ======    =======    =======

NOTE 7.   PREFERRED STOCK

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

                                             Shares Issued                          Amount
                                      --------------------------            -----------------------
                                    1997          1996        1995        1997        1996        1995
                                -------------   ---------   ---------   ---------   ---------   --------
(dollars in thousands)
Not subject to mandatory
redemption:
       Series A                        80,500      80,500      80,500    $  4,025    $  4,025    $ 4,025
       Series B                        82,000      82,000      82,000       4,100       4,100      4,100
       Series C                       299,800     299,800     299,800      14,990      14,990     14,990
      Class A Series I              2,000,000   2,000,000   2,000,000      50,000      50,000     50,000
                                    ---------   ---------   ---------    --------    --------    -------
          Subtotal                  2,462,300   2,462,300   2,462,300      73,115      73,115     73,115
Subject to mandatory
   redemption:
     Series G                               -           -     408,000           -           -     20,400
     Preferred securities of
      Sierra Pacific Power
      Capital I                     1,940,000   1,940,000           -      48,500      48,500          -
                                    ---------------------------------    -------------------------------
Total                               4,402,300   4,402,300   2,870,300    $121,615    $121,615    $93,515
                                    =================================    ===============================

          SPPC's Series G Preferred Stock was redeemable at any time at a redemption price of $50 plus accrued dividends. SPPC was required to redeem 136,000 shares at par value plus accrued dividends annually starting June 1, 1994. On June 3, 1996, SPPC redeemed the remaining 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million using the proceeds from the issuance of the Preferred Securities described below:

          On July 29, 1996, Sierra Pacific Power Capital I (the Trust), a wholly-owned subsidiary of SPPC, issued $48.5 million (1,940,000 shares) 8.60% Trust Originated Preferred Securities (the Preferred Securities). SPPC owns all the common securities of the Trust; 60,000 shares totaling $1.5 million (Common Securities). The Preferred Securities and the Common Securities

(the Trust Securities) represent undivided beneficial ownership interests in the assets of the Trust. The existence of the Trust is for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from SPPC its 8.60% Junior Subordinated Debentures due July 30, 2036, in a principal amount of $50 million. The sole asset of the Trust is SPPC's junior subordinated debentures. SPPC's obligations under the guarantee agreement entered into in connection with the Preferred Securities, when taken together with SPPC's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust, and SPPC's obligations under its indenture pursuant to which the Junior Subordinated Debentures; are issued and its obligations under the declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by SPPC of the Trust's obligations under the Preferred Securities. In addition to retiring the Series G Preferred Stock, proceeds were used to reduce short-term borrowings.

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

NOTE 8.   LONG-TERM DEBT

          Substantially all utility plant is subject to the lien of the SPPC indenture under which the first mortgage bonds are issued.

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

          In 1996, SPPC issued $80 million principal amount of collateralized Medium-Term Notes, Series C, consisting of ten year non-callable notes, due in 2006, with interest rates ranging from 6.62% to 6.83% and three year non-callable notes, due in 1999, with interest rates ranging from 6.83% to 6.86%. For all notes, interest is payable in semi-annual payments. The net proceeds to SPPC from the sales of the notes were used to reduce short-term debt and were used to fund construction projects.

          In December 1996, SPPC registered an additional $35 million of collateralized debt securities. The net proceeds to SPPC from the sale of these notes will be used for general corporate purposes including, but not limited to: the acquisition of property; the construction, completion, extension or improvement of facilities; or the refinancing or discharge or refunding of obligations, including short-term borrowings. As of December 31, 1997, SPPC had not yet issued these securities.

          On April 1, 1997, SPR redeemed $10 million of senior notes Series B leaving a remaining balance of $30 million, of which $10 million has been included in the current liability portion of the consolidated balance sheets. These senior notes, Series C through E, are due in 1998 through 2000.

          On June 30, 1997, SPPC redeemed $15 million 6.5% First Mortgage Bonds which had been included in the current liability portion of the consolidated balance sheets.

          SPPC's aggregate annual amount of maturities for long-term debt for the next five years is shown below (dollars in thousands):

                         1998      $10,600
                         1999       40,600
                         2000       10,400
                         2001          300
                         2002          200

NOTE 9.      TAXES

          The following reflects the composition of taxes on income (dollars in thousands):

                                             1997       1996       1995
                                           --------   --------   --------
Federal:
   Taxes estimated to be currently
     Payable                               $38,854    $28,986    $38,469

   Deferred taxes related to:
     Excess of tax depreciation over
           book depreciation                 3,997      5,217      9,237
     Deferral of energy costs
           deducted currently for tax
           purposes-net                         (3)      (307)    (4,112)
     Contributions in aid of
           construction and customer
           advances                         (3,966)    (2,917)    (1,798)
     Avoided interest capitalized           (1,578)    (3,124)      (569)
     Costs of abandoned merger                 301      4,359       (776)
     Other-net                                 711      3,382     (2,854)
     Net amortization of investment tax
            credit                          (1,962)    (1,961)    (1,942)
State (California)                             801        754        688
                                           ------------------------------

           Total                           $37,155    $34,389    $36,343
                                           ==============================
As Reflected in Statements of Income:
    Federal income taxes                    37,866     34,872     35,886
    State income taxes                         801        754        688
                                           ------------------------------
          Operating Income                  38,667     35,626     36,574
    Other income-net                        (1,512)    (1,237)      (231)
                                           ------------------------------
          Total                            $37,155    $34,389    $36,343
                                           ==============================

          The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (dollars in thousands):

                                          1997        1996        1995
                                        --------------------------------
Income before preferred dividends       $ 79,904    $ 73,179    $ 65,413
Total income tax expense                  37,155      34,389      36,343
                                        --------------------------------
                                         117,059     107,568     101,756
Statutory tax rate                            35%         35%         35%
                                        --------------------------------
Expected income tax expense               40,971      37,649      35,615
Depreciation related to difference
  in cost basis for tax purposes           1,591       2,456       2,394
Allowance for funds used during
  construction - equity                   (1,912)     (1,831)       (540)
Tax benefit from the disposition
  of assets                                 (569)     (1,130)     (1,427)
ITC amortization                          (1,962)     (1,961)     (1,942)
Other-net                                   (964)       (794)      2,243
                                        --------------------------------
                                        $ 37,155    $ 34,389    $ 36,343
                                        ================================
Effective tax rate                          31.7%       32.0%       35.7%
                                        ================================

ACCUMULATED DEFERRED FEDERAL INCOME TAXES
-----------------------------------------

          The net accumulated deferred federal income tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (dollars in thousands):

                                             1997       1996       1995
                                           --------   --------   --------
Accumulated Deferred Federal
  Income Tax Liabilities:
   AFUDC                                   $  7,174   $  5,745   $  4,459
   Bond redemptions                           6,423      6,690      7,184
   Excess of tax depreciation over
     book depreciation                      154,240    142,447    136,067
   Tax benefits flowed through
     to customers                            66,563     67,667     69,610
   Other                                      9,380     10,120      5,731
                                          -------------------------------
 Total                                      243,780    232,669    223,051
                                          -------------------------------
Accumulated Deferred Federal
  Income Tax Assets:
   Avoided interest capitalized              13,819     12,241      9,117
   Contributions in aid of
     construction and customer advances      30,697     25,980     23,102
   Unamortized investment tax credit         21,471     22,527     23,583
   Other                                     12,717      7,722      7,949
                                           -------------------------------

 Total                                       78,704     68,470     63,751
                                          -------------------------------

Accumulated Deferred Federal Income Taxes  $165,076   $164,199   $159,300
                                          ===============================

          SPR's balance sheets contain a net regulatory tax asset of $25.8 million at year-end 1997 and $24.8 million at year-end 1996. The net regulatory asset consists of future revenue to be received from customers (a regulatory tax asset) of $66.6 million at year-end 1997 and $67.7 million at year-end 1996, due to flow-through of the tax benefits of temporary differences. Offset against these amounts are future revenues to be refunded to customers (a regulatory tax liability), consisting of $19.3 million at year-end 1997 and $20.3 million at year-end 1996, due to temporary differences which arose from liberalized depreciation at tax rates which were in excess of current tax rates, and $21.5 million at year-end 1997 and $22.5 million at year-end 1996 due to temporary differences caused by the investment tax credit. The regulatory tax liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory tax liability for temporary differences caused by the investment tax credit will be amortized ratably in the same fashion as the accumulated deferred investment credit.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The December 31, 1997 carrying amount for cash, cash equivalents, current assets, accounts payable, current liabilities, and construction trust funds approximates fair value due to the short-term nature of these instruments.

          The total fair value of SPR's consolidated long-term debt at December 31, 1997, is estimated to be $660.6 million (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $649.8 million at December 31, 1996.

NOTE 11.  SHORT-TERM BORROWINGS

          SPR has a $10 million revolving credit facility with Barclays Bank. This credit facility has been extended until April 26, 1998. There is currently no outstanding balance.

          In 1995, SPPC replaced its lines-of-credit arrangements with an $80 million revolving credit facility, which expired on December 29, 1997. At that time, SPPC replaced this line with various credit facilities totaling $100 million. As of January 29, 1998, SPPC revised its credit facilities resulting in a $150 million credit facility for the Alturas project and a $50 million revolving credit facility. SPPC pays the lender a facility fee on the commitment quarterly, in arrears, based on SPPC's First Mortgage Bond rating. Facility fees for 1997 and 1996 were approximately $101,000 for each year.

          At December 31, 1997, SPPC's short-term borrowings of $75.0 million were comprised entirely of commercial paper at an average interest rate of 6.12%. At December 31, 1996, SPPC had $38.0 million of commercial paper at an average interest rate of 5.65%.

          The other subsidiaries of SPR have no outstanding short-term borrowings at this time.

NOTE 12.  DIVIDEND RESTRICTIONS

          SPR's primary source of funds for the payment of dividends to its stockholders is dividends paid by SPPC on its common stock, all of which is owned by SPR. Accordingly, SPR's ability to pay dividends is dependent upon the ability of SPPC to pay dividends on its common stock. The Restated Articles of Incorporation of SPPC and the indentures relating to the various series of its First Mortgage Bonds contain restrictions as to the payment of dividends on its common stock and as to the purchase or retirement of its capital stock. Under the most restrictive of these provisions, approximately $78.7 million of SPPC's retained earnings were available at December 31, 1997, for the payment of cash dividends to SPR. As of December 31, 1997, SPR had consolidated retained earnings of approximately $147.9 million available for the payment of cash dividends on SPR's common stock.

NOTE 13.  RETIREMENT PLAN

          SPPC sponsors a noncontributory defined benefit retirement plan covering all employees who satisfy the service requirement.

          The plan provides benefits based on each covered employee's years of service, highest five-year average compensation, and a step rate benefit formula indirectly integrating the plan with Social Security.

          Beginning in 1998, plan provisions applicable to employees covered by the collective bargaining agreement were amended to recognize additional compensation as pensionable pay and to reduce the penalty for retirement before age 62.

          SPPC's funding policy is to contribute an annual amount to an irrevocable trust that is not less than the minimum funding requirement under the Employee Retirement Income Security Act of 1974, and not in excess of the amount that can be deducted for federal income tax purposes. The plan's assets are invested primarily in common stocks, marketable bonds and other fixed-income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in SPR common or SPPC preferred stock.

          In April 1995, SPPC offered an early retirement plan to non-bargaining unit employees age 50 and older with at least 15 years of credited service as of January 1, 1996 and whose age and credited years of service equaled at least 70. The present value of termination costs relating to the 112 employees who accepted the offering was originally recorded in 1995 at $16.8 million, but was revalued at $12.8 million during 1996 due to a revision in the measurement date. These termination costs were fully deferred, as a regulatory asset, as of December 31, 1995. During 1996, SPPC began amortizing the termination costs by recognizing expense for both 1995 and 1996. SPPC is using a ten-year amortization period for these costs, which is consistent with the treatment of previous early retirement programs.

          The following table sets forth a reconciliation of the funded status of the plan with amounts included in SPR's consolidated balance sheets as of December 31, 1997 and 1996 (dollars in thousands):

                                              1997         1996
                                           ----------   ----------
Actuarial present value of benefit
 Obligations:
    Vested benefit obligation              $ 134,237    $ 118,383
                                           =========    =========

    Accumulated benefit obligation         $ 142,572    $ 125,547
                                           =========    =========

    Projected benefit obligation           $ 180,921    $ 157,660

Less plan assets at fair value              (190,535)    (167,416)
                                           ---------    ---------
Projected benefit obligation (less
 than) in Excess of plan assets               (9,614)      (9,756)
Unrecognized net gain                         35,379       26,661
Unrecognized prior service cost               (9,419)      (4,251)
                                           ---------    ---------
Net balance sheet liability                $  16,346    $  12,654
                                           =========    =========

          In the preceding table, unrecognized net gain represents the net gain attributable to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

          Net periodic pension expense for 1997, 1996 and 1995 included the following components (dollars in thousands):

                                           1997                 1996                 1995
                                         ---------            ---------            ---------

Service cost                             $  5,825             $  6,652             $  6,320
Interest cost                              11,920               11,778               10,380
Actual gain on plan assets                (31,617)             (19,954)             (33,248)
Net amortizations and deferrals            17,564                7,736               23,518
Costs associated with 1995
  early retirement plan                         -                    -               12,825
                                        ---------            ---------            ---------
Net periodic pension cost as
  Determined under SFAS No. 87              3,692                6,212               19,795
Amount expensed (deferred) under
  SFAS No. 71 - net                         2,599                3,882              (11,509)
                                        ---------            ---------            ---------
Net periodic pension expense
  Recognized                             $  6,291             $ 10,094             $  8,286
                                        =========            =========            =========
Amount charged to operating expense      $  4,188             $  6,769             $  5,416
                                        =========            =========            =========
Amount charged to utility plant
  and clearing accounts                  $  2,103             $  3,325             $  2,870
                                        =========            =========            =========

          In the preceding table, service cost represents the benefits earned during the year while interest cost represents the increase in the accumulated benefit obligation due to the passage of time.

          The amount deferred under SFAS No. 71 represents the SFAS No. 88 costs arising from the 1989, 1992 and 1995 early retirement programs. Pursuant to PUCN directive and prior precedent, costs for the 1989, 1992 and 1995 programs are being amortized over 10 years and are summarized as follows (dollars in thousands):

                                          1997      1996        1995
                                         -------   -------   ----------

SFAS No. 88 costs associated with
  the 1995 early retirement program       $    -    $    -    $(12,825)
Amortization of 1995 early
  Retirement program                       1,283     2,566           -
Amortization of 1992 early
  Retirement program                         574       574         574
Amortization of 1989 early
  Retirement program                         742       742         742
                                          ------    ------    --------
Net amount expensed (deferred)
  Under SFAS No. 71                       $2,599    $3,882    $(11,509)
                                          ======    ======    ========

          The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation as of December 31, 1997, 1996 and 1995 was 7.25%, 7.50% and 7.00% respectively. The assumed compensation increase rate used for the same periods was 5.00% for all years. For purposes of determining 1997, 1996 and 1995 pension cost, the expected long-term rate of return on assets was 8.50%, 8.50% and 9.00% respectively. Additionally, the projected benefit obligation as of December 31, 1997 reflects the adoption of the 1994 Group Annuity Generational Mortality Table.

          In addition to the employee retirement plan covering all employees, SPPC has a Supplemental Executive Retirement Plan which is a non-qualified defined benefit plan under which SPPC will pay out of general assets supplemental pension benefits to key executives. SPPC also has a non-qualified supplemental pension plan covering certain employees. This plan provides for incremental pension payments from SPPC's funds so that total pension payments equal amounts that would have been payable from SPPC's principal pension plan if it were not for limitations imposed by income tax regulations. The unfunded liability under these plans as of December 31, 1997 and 1996 was $5.2 million and $4.9 million, respectively.

NOTE 14.  POSTRETIREMENT BENEFITS

          SPPC currently sponsors a defined benefit postretirement plan that covers administrative employees and those covered under collective bargaining agreements. The plan provides medical, dental and life insurance benefits for retirees.

          For management, professional and administrative employees the plan is contributory for individuals retiring after January 1, 1993, with retiree contributions tied to each retiree's length of service. Additionally, the plan requires employees retiring after January 1, 1993 to participate in Medicare Part "B". Life insurance benefits remain noncontributory for retirees. However, the amount of life insurance provided for retirees is significantly less than that provided to active employees. Also, dental coverage is discontinued for all employees at age 65.

          Beginning in 1998, plan provisions applicable to employees covered by the collective bargaining agreement were amended. Retiree contributions were increased to a minimum of 20% plus an additional amount for each year of service fewer than 20. Also, the plan introduced a managed care option for future retirees.

          SPPC's funding policy for its postretirement benefit obligation takes advantage of federal income tax deductions. Contributions are being made to two voluntary employee's beneficiary associations and an IRC (S)401(h) account.
Plan assets are invested primarily in common stocks, marketable bonds and other fixed income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in SPR common or SPPC preferred stock. Postretirement health care costs for key executives continue to be paid from SPPC's general assets.

          The following table sets forth a reconciliation of the funded status of the plan with amounts included in the accompanying consolidated balance sheets as of December 31, 1997 and 1996 (dollars in thousands):



                                                        1997           1996
                                                      --------       --------
Accumulated postretirement benefit obligation:
   Retirees                                           $ 32,920      $  37,941
   Fully eligible active participants                    6,056          6,227
   Other active plan participants                       26,507         29,358
                                                      --------       --------
     Total                                              65,483         73,526

Less plan assets at fair value                         (39,326)       (32,944)
                                                      --------       --------
Accumulated postretirement benefit obligation
 in excess of plan assets                               26,157         40,582
Unrecognized prior service cost                            0             (415)
Unrecognized net gain                                   20,837          8,562
Unrecognized transition obligation                     (33,818)       (39,419)
                                                      --------       --------
Net balance sheet liability                           $ 13,176       $  9,310
                                                      ========       ========

          In the preceding table, unrecognized net gain represents the net change attributed to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

          Net periodic postretirement benefit expense for 1997, 1996 and 1995 included the following components (dollars in thousands):

                                                1997        1996          1995
                                             --------     --------      -------

Service cost                                 $  2,440        2,587      $ 2,448
Interest cost                                   5,597        5,269        4,479
Actual gain on plan assets                     (4,996)      (1,942)      (3,891)
Net amortizations and deferrals                 2,030          (94)       2,111
Amortization of transition
  Obligation over 20 years                      2,464        2,464        2,838
Costs associated with 1995 early
  Retirement plan                                 -            -          8,047
                                             --------     --------      -------
Net periodic  postretirement benefit
  cost determined under SFAS No. 106            7,535        8,284       16,032
Amount expensed (deferred) under
  SFAS No. 71 - net                               805        2,044       (7,086)
                                             --------     --------      -------
Net periodic postretirement expense
  recognized                                 $  8,340      $10,328      $ 8,946
                                             ========     ========      =======
Amount charged to operating expense          $  5,547      $ 6,903      $ 6,108
                                             ========     ========      =======
Amount charged to utility plant and
  clearing accounts                          $  2,793      $ 3,425      $ 2,838
                                             ========     ========      =======

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

          The amortization of 1993 deferred costs represents the annual amounts expensed from charges initially deferred pending the decision of the general rate case filed in December 1992. These costs were deferred as a result of a regulatory phase-in plan which did not allow immediate recognition of these costs when SPPC adopted SFAS No. 106 in January 1993. As a result of the decision, issued in June 1993, SPPC began to amortize these costs over a thirty-six month period beginning July 1993.

          The following schedule summarizes the amortization of the deferred costs (dollars in thousands):

                                                1997        1996          1995
                                             --------     --------      -------

SFAS No. 106 costs deferred                  $     -      $     -       $(8,047)
Amortization of 1995 early
  retirement program                             805        1,610             -
Amortization of 1993 deferred costs                -          434           961
                                             --------     --------      -------
Net amount expensed (deferred) under
  SFAS No. 71                                $   805      $ 2,044       $(7,086)
                                             ========     ========      =======

          For measurement purposes, SPPC used a discount rate for obligations as of December 31, 1997, 1996 and 1995 of 7.25%, 7.50% and 7.00% respectively. The expected long-term return on assets was 8.50%, 8.50% and 9.00% for the same periods, respectively. For 1996 and 1995 the company used a graduated medical trend rate assumption with initial rates of 11.25% and 11.75%, respectively. This medical trend rate declined by 0.50% over the next ten years to an ultimate rate of 5.75% in 2007, remaining at that level thereafter. The obligation valuation as of December 31, 1997 reflects the change to a constant medical trend rate of 6.00% for each year as well as the adoption of the 1994 Group Annuity Generational Mortality Table.

          The health care cost trend rate has a significant effect on the amounts reported. For example, an increase in the health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $11.4 million and the aggregate of the service and interest cost component of net periodic postretirement benefit cost for the year then ended by $1.5 million.

NOTE 15.  POSTEMPLOYMENT BENEFITS

          During 1995, SPPC offered a severance program to non-bargaining-unit employees which provided both severance pay and medical benefits continuation totaling $7.0 million and $0.5 million, respectively. These costs were deferred as a regulatory asset as of December 31, 1995. SPPC began amortizing these costs during 1996 over a ten-year period consistent with the period used for pension and postretirement benefits. There was no remaining liability for unpaid severance and benefits at December 31, 1997 or 1996.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

          SPPC's estimated cash construction expenditures for the year 1998 and the five-year period 1998-2002 are $151.1 million and $571.1 million, respectively.

          Several of SPR's and SPPC's purchased power, gas supply and pipeline capacity, and coal supply contracts contain minimum volume provisions, which SPPC is either meeting or exceeding. SPR and SPPC anticipate continuing to meet or exceed them in the future. Estimated future commitments under non-cancelable agreements with initial terms of one year or more at December 31, 1997 were as follows (dollars in thousands):

          1998                     $170,700
          1999                      148,900
          2000                      104,900
          2001                       83,800
          2002                       82,300
          After 2002 to 2009        279,300

          SPPC has an operating lease for its corporate headquarters building, a 334,000 square foot, five-floor, multi-purpose building located in southeast Reno, Nevada. The primary term of the lease is 25 years, ending in 2010. The current annual rental is $5.4 million, which amount remains constant until the end of the primary term. The lease has renewal options for an additional 50 years.

          The total rental expense under all leases was approximately $7.4 million in 1997, $8.2 million in 1996 and $8.0 million in 1995.

          Estimated future minimum lease commitments (including the corporate headquarters building described above) under non-cancelable operating leases with initial terms of one year or more at December 31, 1997 were as follows (dollars in thousands):

          1998                     $ 8,000
          1999                       7,200
          2000                       6,800
          2001                       6,300
          2002                       5,800
          After 2002 to 2018        46,000
                                   -------
            Total                  $80,100
                                   =======

          SPR and SPPC have no material capital lease commitments.

          See Notes 1, 5, 7 and 13 of SPR's consolidated financial statements for additional commitments and contingencies.

NOTE 17.  SEGMENT INFORMATION

          Information related to the segments of SPR's business is detailed below (dollars in thousands):

December 31, 1997             Electric        Gas        Water       Other         Total
--------------------------   -----------   ---------   ---------   ----------   -----------
 Operating Revenues           $  540,346    $ 70,675    $ 46,519    $  5,703     $  663,243
                              ==========    ========    ========    ========     ==========
 Operating Income             $   99,671    $ 10,057    $ 10,444    $ (1,545)    $  118,627
                              ==========    ========    ========    ========     ==========
 Depreciation                 $   52,239    $  4,531    $  7,347           -     $   64,117
                              ==========    ========    ========    ========     ==========
 Capital Expenditures         $  105,531    $ 12,191    $ 30,079           -     $  147,801
                              ==========    ========    ========    ========     ==========
 Identifiable Assets:
  Net Utility Plant           $1,228,872    $111,606    $260,337           -     $1,600,815
  Other                       $  152,877    $ 15,524    $ 12,945    $ 20,496     $  201,842
 Other Utility Assets                  -           -           -    $130,081     $  130,081
 Other Corporate Assets                -           -           -    $  3,142     $    3,142
                              ----------    --------    --------    --------     ----------
 Total Assets                 $1,381,749    $127,130    $273,282    $153,719     $1,935,880
                              ==========    ========    ========    ========     ==========


December 31, 1996             Electric     Gas         Water       Other        Total
--------------------------   -----------   ---------   ---------   ---------    -----------
 Operating Revenues           $  507,004    $ 67,376    $ 45,344    $  7,987     $  627,711
                              ==========    ========    ========    ========     ==========
 Operating Income             $   86,428    $ 11,035    $  9,545    $  1,870     $  108,878
                              ==========    ========    ========    ========     ==========
 Depreciation                 $   47,797    $  4,223    $  6,098           -     $   58,118
                              ==========    ========    ========    ========     ==========
 Capital Expenditures         $  158,482    $ 10,798    $ 33,829           -     $  203,109
                              ==========    ========    ========    ========     ==========
 Identifiable Assets:
  Net Utility Plant           $1,183,727    $104,427    $256,160           -     $1,544,314
  Other                       $  140,852    $ 13,270    $ 12,653    $ 24,021     $  190,796
 Other Utility Assets                  -           -           -    $131,539     $  131,539
 Other Corporate Assets                -           -           -    $  2,705     $    2,705
                              ----------    --------    --------    --------     ----------
 Total Assets                 $1,324,579    $117,697    $268,813    $158,265     $1,869,354
                              ==========    ========    ========    ========     ==========


December 31, 1995             Electric     Gas         Water       Other        Total
--------------------------   -----------   ---------   ---------   ---------    -----------
 Operating Revenues           $  491,419    $ 62,572    $ 43,793    $  8,338     $  606,122
                              ==========    ========    ========    ========     ==========
 Operating Income             $   87,825    $  5,041    $  8,945    $  2,949     $  104,760
                              ==========    ========    ========    ========     ==========
 Depreciation                 $   45,361    $  4,019    $  5,685    $     11     $   55,076
                              ==========    ========    ========    ========     ==========
 Capital Expenditures         $   99,537    $ 13,318    $ 31,342    $ 28,475     $  172,672
                              ==========    ========    ========    ========     ==========
 Identifiable Assets:
  Net Utility Plant           $1,076,126    $ 98,367    $238,308    $            $1,412,801
                                                                           -
  Other                       $  146,392    $ 11,505    $  7,723    $ 25,791     $  191,411
 Other Utility Assets                  -           -           -    $151,397     $  151,397
 Other Corporate Assets                -           -           -    $  1,018     $    1,018
                              ----------    --------    --------    --------     ----------
 Total Assets                 $1,222,518    $109,872    $246,031    $178,206     $1,756,627
                              ==========    ========    ========    ========     ==========

NOTE 18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following figures are unaudited and include all adjustments necessary in the opinion of management for a fair presentation of the results of interim periods (dollars in thousands except per share amounts):

                                                    Quarter Ended
                                                    -------------
                                       Mar. 31,    June 30,   Sept 30,   Dec. 31,
                                        1997        1997       1997       1997
                                     ----------   --------   --------   ---------
Operating Revenues                     $173,313   $156,720   $160,875   $172,335
                                       ========   ========   ========   ========

Operating Income                       $ 30,917   $ 27,245   $ 29,033   $ 31,432
                                       ========   ========   ========   ========

Net Income                             $ 20,833   $ 15,484   $ 18,158   $ 19,970
                                       ========   ========   ========   ========

Net Income per share - Basic           $    .68   $    .50   $    .59   $    .64
                                       ========   ========   ========   ========
                     - Diluted         $    .68   $    .50   $    .59   $    .63
                                       ========   ========   ========   ========


                                                     Quarter Ended
                                                     -------------
                                       Mar. 31,    June 30,   Sept 30,  Dec. 31,
                                         1996       1996       1996     1996 (1)
                                       --------   --------   --------   --------
Operating Revenues                     $163,826   $150,173   $160,812   $152,900
                                       ========   ========   ========   ========

Operating Income                       $ 28,757   $ 24,169   $ 32,750   $ 23,202
                                       ========   ========   ========   ========

Net Income                             $ 17,786   $ 14,805   $ 21,978   $ 12,310
                                       ========   ========   ========   ========

Net Income per share - Basic           $    .59   $    .49   $     72   $    .39
                                       ========   ========   ========   ========
                     - Diluted         $    .59   $    .49   $    .72   $    .39
                                       ========   ========   ========   ========

(1) Reflects $13 million Nevada electric revenue refund.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information with respect to security ownership of certain beneficial owners and management called for by Item 12 of Part III is hereby incorporated by reference from the sections titled "Solicitation of Proxies" and "Election of Directors" of SPR's definitive proxy statement to be filed pursuant to regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information with respect to Certain Relationships and Related Transactions called for by Item 13 of Part III is hereby incorporated by reference from the section titled "Transactions With Management" of SPR's definitive proxy statement to be filed pursuant to regulation 14A.

                          CHANGE IN CONTROL AGREEMENT
                          ---------------------------

          SPR has entered into severance agreements with all of the executive officers identified in Item 11, including the individuals named in the Summary Compensation Table, and two other senior executives of SPPC who are not officers. These agreements provide that, upon termination of the executive's employment within twenty-four months following a change in control of SPR (as defined in the agreements) either (a) by SPR for reasons other than cause (as defined in the agreements), death or disability, or (b) by the executive for good reason (as defined by the agreement, including a diminution of responsibilities, compensation, or benefits (unless, with respect to reduction in salary or benefits, such reduction is applicable to all senior executives of SPR and the acquirer), the executive will receive certain payments and benefits. These severance payments and benefits include (i) a lump sum payment equal to three times the sum of the executive's base salary and target bonus, (ii) a lump sum payment equal to the present value of the benefits the executive would have received had be continued to participate in SPPC's retirement plans for an additional three years (or, in the case of SPPC's Supplemental Executive Retirement Plan only, the greater of three years or the period from the date of termination until the executive's early retirement date, as defined in such plan), and (iii) continuation of life, disability, accident and health insurance benefits for a period of thirty-six months immediately following termination of employment. The agreements also provide that if any compensation paid, or benefit provided, to the executive, whether or not pursuant to the severance agreements, would be subject to the federal excise tax on "excess parachute payments," payments and benefits provided pursuant to the agreement will be cut back to the largest amount that would not be subject to such excise tax, if such cutback results in a higher after-tax payment to the executive.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                                                  Page
                                                                                                  ----
1.        Financial Statements:
                    Reports of Independent Accountants......................................   15, 16
                    Consolidated Balance Sheets as of
                      December 31, 1997 and 1996............................................       17
                    Consolidated Statements of Income for the Years
                      Ended December 31, 1997, 1996 and 1995................................       18
                    Consolidated Statements of Common Shareholder's Equity
                      for the Years Ended December 31, 1997, 1996 and 1995..................       19
                    Consolidated Statements of Cash Flows for the
                      Years Ended December 31, 1997, 1996 and 1995..........................       20
                    Consolidated Statements of Capitalization as of
                      December 31, 1997 and 1996............................................       21
                    Notes to Consolidated Financial Statements..............................    22-44

               All other schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules have been omitted because the information is not applicable.

3.        Exhibits:
                    Exhibits are listed in the Exhibit Index on pages 48-49.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SIERRA PACIFIC RESOURCES

                           By /S/  Malyn K. Malquist
                              ----------------------
                               Malyn K. Malquist
                Chairman, President and Chief Executive Officer
                                 March  23, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23th day of March, 1998.


/S/   Malyn K. Malquist                      /S/        Mark A. Ruelle
    -------------------------------           ----------------------------------
      Malyn K. Malquist                                 Mark A. Ruelle
 Chairman, President, and Chief Executive           Senior Vice President,
            Officer                              Chief Financial Officer and
(Principal Executive Officer and Director)               Treasurer
                                                (Principal Financial Officer)
                                                (Principal Accounting Officer)

/S/   Edward P. Bliss                        /S/      Richard N. Fulstone
    -------------------------------           ----------------------------------
      Edward P. Bliss                                 Richard N. Fulstone
         Director                                          Director

/S/   Krestine M. Corbin                     /S/      James L. Murphy
    -------------------------------           ----------------------------------
      Krestine M. Corbin                              James L. Murphy
         Director                                          Director

/S/   Theodore J. Day                        /S/      Dennis E. Wheeler
    -------------------------------           ----------------------------------
      Theodore J. Day                                 Dennis E. Wheeler
         Director                                          Director

/S/   Harold P. Dayton, Jr.                  /S/      Robert B. Whittington
    -------------------------------           ----------------------------------
      Harold P. Dayton, Jr.                           Robert B. Whittington
         Director                                          Director

/S/   James R. Donnelley
    -------------------------------
   James R. Donnelley
         Director

(a) Exhibits Index

   Exhibits with respect to SPR's principal subsidiary, SPPC, are listed in the exhibit index of its Annual Report on Form 10-K for the year ended December 31, 1997, and are attached hereto as the Appendix.

   Certain of the following exhibits with respect to SPR and its subsidiaries, Lands of Sierra, Inc., Sierra Energy Company, Tuscarora Gas Pipeline Company and Sierra Water Development Company are filed herewith. Certain other of such exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

(* Filed herewith)

(3)       .      Restated Articles of Incorporation of Sierra Pacific Resources
                 dated October 5, 1990 (Filed with the 1993 Form 10-K)

          . By-laws of SPR as amended to December 7, 1993 (Filed with the 1993 Form 10-K)

(10)      .      Note Purchase Agreement, dated as of April 20, 1993, with
                 respect to the private placement of $50 million in senior notes
                 (Filed with the 1993 Form 10-K)

          . Sierra Pacific Resources Executive Long-Term Incentive Plan effective as of January 1, 1994 (Filed with the 1994 Form 10-K)



        *(A)
                 Change in Control Agreement dated February 18, 1997 by and among Sierra Pacific Resources and the following officers (individually): Gerald W. Canning, Jeffrey L. Ceccarelli, Randy
                 G. Harris, Walter M. Higgins, Malyn K. Malquist, Lynn M. Miller, Steven C. Oldham, Victor H. Pena, William E. Peterson, Mark A. Ruelle, Mary O. Simmons, and Mary Jane Willier (Filed as Exhibit (10)(A) with Sierra Pacific Power Company's 1997 Form 10-K)

(12)
        *(A)

          Calculation of Pre-Tax Interest Coverages for the Periods 1997, 1996, and 1995.


(21)      .      Sierra Pacific Power Company, a Nevada Corporation.
                 Lands of Sierra, Inc., a Nevada Corporation.
                 Sierra Energy Corporation, a Nevada Corporation.
                 Tuscarora Gas Pipeline Company, a Nevada Corporation.
                 Sierra Water Development Company, a Nevada Corporation.

(23)
         *(A) Consent of Independent Accountants in connection with the Company's Registration Statements Nos. 333-4374 (Common Stock Investment Plan) on Form S-3, and Nos. 2-92454 (Employees' Stock Ownership Plan), 33-87646 (Executive Long-Term Incentive
                 Plan), and 33-48152 (Non-Employee Director Stock Plan) on Forms S-8.


(27)
          *(A)
                 The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-K for the twelve month period ending December 31, 1997.