Form 10-Q
period 1998-03-31
SIERRA PACIFIC RESOURCES
filed 1998-05-14
CIK 741508

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934     FOR THE QUARTERLY PERIOD ENDED      MARCH 31, 1998

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

                                 (702) 834-4011
              (Registrant's telephone number, including area code)

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]   No  [_]

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                           Outstanding at May 12, 1998
Common Stock, $1.00 par value                    30,941,219 Shares

===============================================================================

                            SIERRA PACIFIC RESOURCES
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998


                                  CONTENTS


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                          Page No.
                                                                                          --------

ITEM 1.        FINANCIAL STATEMENTS

     Report of Independent Accountants....................................................    3

     Condensed Consolidated Balance Sheets - March 31, 1998 and
         December 31, 1997................................................................    4

     Condensed Consolidated Statements of Income - Three Months
         Ended March 31, 1998 and 1997....................................................    5

     Condensed Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1998 and 1997....................................................    6

     Notes to Condensed Consolidated Financial Statements.................................    7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS..................................................................    9


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.    LEGAL PROCEEDINGS..............................................................   11

ITEM 5.    OTHER INFORMATION..............................................................   11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................................   11

Signature Page............................................................................   12

Appendix..................................................................................   14

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Sierra Pacific Resources
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Resources and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1997, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Reno, Nevada
April 23, 1998

                           SIERRA PACIFIC RESOURCES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                                            March 31,           December 31,
                                                                              1998                  1997
                                                                              ----                  ----
                                                                           (unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                        $   2,079,796         $  2,063,269
    Less:  accumulated provision for depreciation                               680,484              664,490
                                                                        ---------------       --------------
                                                                              1,399,312            1,398,779
  Construction work-in-progress                                                 198,792              202,036
                                                                        ---------------       --------------
                                                                              1,598,104            1,600,815
                                                                        ---------------       --------------
Investments in subsidiaries and other property, net                              50,733               49,614
                                                                        ---------------       --------------
Current Assets:
  Cash and cash equivalents                                                      33,067                8,901
  Accounts receivable less provision for uncollectible accounts
    1998-$1,398; 1997-$1,704                                                     94,025              103,356
  Materials, supplies and fuel, at average cost                                  27,772               25,255
  Other                                                                           5,831                2,885
                                                                        ---------------       --------------
                                                                                160,695              140,397
                                                                        ---------------       --------------
Deferred Charges:
  Regulatory tax asset                                                           66,548               66,563
  Other regulatory assets                                                        62,179               63,476
  Other                                                                          15,957               15,015
                                                                        ---------------       --------------
                                                                                144,684              145,054
                                                                        ---------------       --------------
                                                                          $   1,954,216         $  1,935,880
                                                                        ===============       ==============
CAPITALIZATION AND LIABILITIES
Capitalization
  Common shareholder's equity                                             $     645,552         $    633,394
  Preferred stock                                                                73,115               73,115
  Preferred stock subject to mandatory redemption:
  SPPC-Obligated Mandatory Redeemable Preferred Securities of
    SPPC's subsidiary trust, Sierra Pacific Power Capital I, holding solely $50 million principal amount 8.6% junior subordinated
    debentures of SPPC, due 2036                                                 48,500               48,500
  Long-term debt                                                                627,116              627,224
                                                                        ---------------       --------------
                                                                              1,394,283            1,382,233
                                                                        ---------------       --------------
Current Liabilities:
  Short-term borrowings                                                          85,000               75,000
  Current maturities of long-term debt and preferred stock                       10,570               10,566
  Accounts payable                                                               48,362               62,105
  Accrued interest                                                               14,501                6,910
  Dividends declared                                                             11,469               10,941
  Other current liabilities                                                      47,540               34,360
                                                                        ---------------       --------------
                                                                                217,442              199,882
                                                                        ---------------       --------------
Deferred Credits:
  Accumulated deferred federal income taxes                                     161,022              165,076
  Accumulated deferred investment tax credit                                     39,382               39,873
  Regulatory tax liability                                                       40,554               40,767
  Customer advances for construction                                             32,532               38,478
  Accrued retirement benefits                                                    38,131               37,456
  Other                                                                          30,870               32,115
                                                                        ---------------       --------------
                                                                                342,491              353,765
                                                                        ---------------       --------------
                                                                          $   1,954,216         $  1,935,880
                                                                        ===============       ==============

   The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
                                                                  1998                 1997
                                                                  ----                 ----
                                                                        (UNAUDITED)
OPERATING REVENUES:
  Electric                                                   $     142,139              $134,655
  Gas                                                               31,366                28,177
  Water                                                              9,217                 9,026
  Other                                                              1,760                 1,455
                                                             -------------         -------------
                                                                   184,482               173,313
                                                             -------------         -------------
OPERATING EXPENSES:
  Operation:
    Purchased Power                                                 38,375                31,878
    Fuel for power generation                                       23,880                22,807
   Gas purchased for resale                                         19,331                14,792
    Other                                                           31,017                34,489
  Maintenance                                                        4,696                 6,049
  Depreciation and amortization                                     16,921                15,378
  Taxes:
    Income taxes                                                    12,385                12,289
    Other than income                                                4,905                 4,714
                                                             -------------         -------------
                                                                   151,510               142,396
                                                             -------------         -------------
OPERATING INCOME                                                    32,972                30,917
                                                             -------------         -------------
OTHER INCOME:
  Allowance for other funds used during construction                   971                 1,434
  Other income - net                                                   240                 1,079
                                                             -------------         -------------
                                                                     1,211                 2,513
                                                             -------------         -------------
        Total Income Before Interest Charges                        34,183                33,430
                                                             -------------         -------------
INTEREST CHARGES:
  Long-term debt                                                    10,263                10,588
  Other                                                              1,908                   769
  Allowance for borrowed funds used during construction and
    capitalized interest                                            (1,682)               (1,168)
                                                             -------------         -------------
                                                                    10,489                10,189
                                                             -------------         -------------
INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                              23,694                23,241
  Preferred dividend requirements of SPPC-obligated
    mandatorily redeemable preferred securities                     (1,043)               (1,043)
                                                             -------------         -------------
INCOME BEFORE PREFERRED DIVIDENDS                                   22,651                22,198
  Preferred Dividend requirements of Subsidiary                     (1,365)               (1,365)
                                                             -------------         -------------
NET INCOME                                                   $      21,286         $      20,833
                                                             =============         =============
Net Income Per Share- Basic                                  $        0.69         $        0.68
                                                             =============         =============
                    - Diluted                                $        0.69         $        0.67
                                                             =============         =============
Weighted Average Shares of Common Stock Outstanding - Basic     30,930,712            30,847,315
                                                             =============         =============
Dividends Paid Per Share of Common Stock                     $       0.310         $       0.295
                                                             =============         =============

   The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                1998             1997
                                                                               ------           ------
                                                                                     (Unaudited)
  Income before preferred dividends:                                         $22,651           $22,198
  Non-cash items included in income:
    Depreciation and amortization                                             16,921            15,378
    Deferred taxes and deferred investment tax credit                         (4,742)             (487)
    AFUDC and capitalized interest                                            (2,653)           (2,601)
    Early retirement and severance amortization                                1,054             1,257
    Other non-cash                                                               159              (476)
  Changes in certain  assets and liabilities:
    Accounts receivable                                                        9,331             7,553
    Materials, supplies and fuel                                              (2,517)            1,294
    Other current assets                                                      (2,946)           (1,243)
    Accounts payable                                                         (13,743)          (10,593)
    Other current liabilities                                                 20,771            (3,575)
    Other - net                                                               (2,015)            7,450
                                                                          ----------        ----------
  Net Cash Flows From Operating Activities                                    42,271            36,155
                                                                          ----------        ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Additions to utility plant                                               (24,893)          (28,498)
    Non-cash charges to utility plant                                          2,726             2,668
    Net customer refunds and contributions in aid of construction              4,644             2,484
                                                                          ----------        ----------
    Net cash used for utility plant                                          (17,523)          (23,346)
  Disposal of (investments in) subsidiaries and other property - net          (1,140)              572
                                                                          ----------        ----------
  Net Cash Used In Investing Activities                                      (18,663)          (22,774)
                                                                          ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term borrowings                                         10,637             8,654
    Reduction of long-term debt                                                 (113)             (107)
    Sale of common stock                                                         935             1,550
    Dividends paid                                                           (10,901)          (10,456)
                                                                          ----------        ----------
  Net Cash Provided (used in) From Financing Activities                          558              (359)
                                                                          ----------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     24,166            13,022
 Beginning balance in Cash and Cash Equivalents                                8,901             4,949
                                                                          ----------        ----------

Ending balance in Cash and Cash Equivalents                                  $33,067           $17,971
                                                                           =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash Paid During Period For:
      Interest                                                                $5,281            $4,805
      Income Taxes                                                               -                 -


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------



NOTE 1.   MANAGEMENT'S STATEMENT
--------------------------------

    In the opinion of the management of Sierra Pacific Resources, hereafter known as the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Deloitte & Touche LLP, the Company's independent accountants, have performed a review of the unaudited condensed consolidated financial statements, and their report has been included in this report.

    The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company (TGPC), Sierra Gas Holding Company (formerly Sierra Energy Company), Sierra Energy Company dba e.three (e.three), Sierra Pacific Energy Company (SPE), Lands of Sierra (LOS), and Sierra Water Development Company (SWDC). All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

    Certain items previously reported for years prior to 1998 have been reclassified to conform with the current year's presentation. Net income and shareholder's equity were not affected by these reclassifications.

NOTE 2.   RECENT PRONOUNCEMENTS OF THE FASB
-------------------------------------------

    On June 30, 1997, the FASB issued SFAS 131 entitled "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has not determined the effect of this statement on its financial statement disclosure.

    In February 1998, the FASB issued SFAS 132 entitled "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans for fiscal years beginning after December 15, 1997. The statement does not change the measurement or recognition of those plans. Therefore, management believes this statement will not have a material impact on the financial statements of the Company.


NOTE 3.   EARNINGS PER SHARE
----------------------------

    The Company adopted SFAS No. 128, "Earnings Per Share" for the period ended December 31, 1997. This pronouncement supersedes APB Opinion No. 15, "Earnings Per Share" and establishes new standards for computing and presenting EPS. Previously reported primary and fully diluted EPS are replaced with basic and diluted EPS. The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method. Prior period EPS have been restated to conform with the new statement.

     The following provides a reconciliation of Basic EPS and Diluted EPS.


                                                        Three Months
                                                       Ended March 31,
                                                      ----------------

                                                      1998        1997
                                                      ----        ----
Basic EPS
        Numerator
        ---------
           Income available to common
               stockholders ($000)                  $  21,286    $ 20,833
                                                    ---------    --------

        Denominator
        -----------
        Weighted average number of shares
             outstanding                           30,930,712  30,847,315
                                                   ----------  ----------

        Per-Share Amount                                $0.69       $0.68
        ----------------
                                                   ==========  ==========

Diluted EPS
        Numerator
        ---------
           Income available to common
               stockholders ($000)                    $21,286     $20,833
                                                   ----------  ----------

        Denominator
        -----------
        Weighted average number of shares
             outstanding before dilution           30,930,712  30,847,315
        Stock options                                  32,184      27,557
        Executive long term incentive plan
             - performance shares                      15,226      32,904
        Non-employee stock plan                         5,573       5,573
        Employee stock purchase plan                    1,313       1,100
                                                   ----------  ----------
                                                   30,985,008  30,914,449
                                                   ----------  ----------
        Per-Share Amount                                $0.69       $0.67
        ----------------                           ==========  ==========

NOTE 4.   LONG-TERM DEBT
------------------------

    The Company redeemed $10 million of senior notes, Series C on April 1, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIERRA PACIFIC POWER COMPANY (SPPC)
-----------------------------------

    Management Discussion and Analysis of SPPC is contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 1998, which is attached as an appendix.


TUSCARORA GAS PIPELINE COMPANY
------------------------------

    For the three months ended March 31, 1998, Tuscarora Gas Pipeline Company contributed net income of $.5 million compared to $.3 million for the comparable period in 1997 due to higher firm transportation revenues and interruptible transportation revenue.


LANDS OF SIERRA
---------------

    For the three months ended March 31, 1998, Lands of Sierra incurred a net loss of $.02 million compared to $.10 million net income in 1997. The 1997 income resulted from commercial property sales.

    As discussed in Sierra Pacific Resources' Annual Report on Form 10-K for 1997, Lands of Sierra owns several parcels of commercial property at Lake Tahoe where it was determined that there has been soil and groundwater contamination from fuel storage tanks. Remediation, which began in December 1997, involves an enhanced biologic treatment process. A Request for Closure is tentatively scheduled for submission to the State of California in December 1998. Lands of Sierra has an accrued contingency of $773,000, which management considers to be adequate.


E.THREE
-------

    For the three months ended March 31, 1998, e.three incurred a net loss of $.4 million and $.2 million in 1997. The increase in losses was due to the continuation of start-up activities, primarily staffing requirements.



              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

    During the first three months of 1998, the Company earned $22.7 million in income before preferred dividends and declared a common stock divided of approximately $10 million. On the same date, SPPC's Board declared both common ($19 million) and preferred ($1.4 million) dividends, payable May 1 and June 1, 1998.

    The Company redeemed $10 million of Senior Notes, Series C, in April, 1998.


CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

    Substantially all capital expenditures relate to SPPC. A description of construction expenditures and financing of SPPC is contained in its Quarterly Report Form 10-Q for the period ended march 31, 1998, attached as an appendix.


MERGER
------

     As reported in Sierra Pacific Resources (SPR) Report on Form 8-K dated April 29, 1998, SPR and Nevada Power Company entered into an Agreement and Plan of Merger, dated as of April 29, 1998, providing for a merger of equals transaction among the companies. Pursuant to the Merger Agreement, LAKE Merger Sub ( a wholly-owned subsidiary of SPR) will first merge into SPR, with SPR being the surviving corporation. Immediately thereafter, Nevada Power will merge in DESERT Merger Sub ( a wholly-owned subsidiary of SPR), with DESERT Merger Sub being the surviving corporation and continuing as a wholly-owned subsidiary of SPR.

     The Mergers are subject to certain customary closing conditions, including, without limitation, the receipt of the required stockholder approvals of SPR and Nevada Power. Additionally, the mergers require the receipt of all necessary governmental approvals, including the Federal Regulatory Commission and the Public Utilities Commission of Nevada. Approvals from the common shareholders will be sought at meetings which are expected to be held in the third quarter of 1998. The companies anticipate the regulatory approval process can be completed in about one year. Nevada has a 180-day approval process by statute.

     The merger will be accounted for using the purchase method of accounting. Each stockholder of SPR will have the opportunity to elect to receive 1.44 shares of the combined company's common stock per share or $37.55 in cash per share. Each stockholder of Nevada Power will have the right to receive 1.00 shares of the combined company's common stock or $26.00 in cash per share. To fund the cash portion of the consideration paid to both the SPR and Nevada Power stockholders, the combined company intends to borrow approximately $450 million. Net merger savings of approximately $350 million are estimated to be achieved in the ten-year period following the consummation of the merger.

     See the Form 8-K for additional details relating to the terms of the proposed merger and Merger Agreement.

                                    PART II
                                    -------

ITEM 1.   LEGAL PROCEEDINGS

None.



ITEM 5.   OTHER INFORMATION

None.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q:

          (15) Letter of independent accountants acknowledging awareness regarding unaudited interim financial information of the Company.

          (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements on Form 10-Q for the period ended March 31, 1998, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b) Reports on Form 8-K:

    Filed January 15, 1998  Item 5, Other Events.

    Reported that Malyn K. Malquist was named President and Chief Executive Officer of Sierra Pacific Resources and Sierra Pacific Power Company. Also reported the departure of Walter M. Higgins, who held the positions Mr. Malquist is assuming.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Sierra Pacific Resources
                                            -----------------------------
                                                     (Registrant)




Date:        May 15, 1998                 By:     /s/ Mark A. Ruelle________
       ------------------------                -----------------------------
                                                     Mark A. Ruelle
                                                 Senior Vice President
                                                Chief Financial Officer
                                             (Principal Financial Officer)
                                             (Principal Accounting Officer)