Form 10-K405/A
period 1997-12-31
SIERRA PACIFIC RESOURCES
filed 1998-07-02
CIK 741508

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997       Commission File Number 1-8788

                            SIERRA PACIFIC RESOURCES
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                                                88-0198358
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   P.O. BOX 30150 (6100 NEIL ROAD)
            RENO, NEVADA                               89520-3150 (89511)
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X          No _____
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

State the aggregate market value of the voting stock held by non-affiliates. As of March 16, 1998: $1,125,472,291

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class
Common Stock, $1.00 par value   Outstanding at March 16, 1998: 30,940,819 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement filed in connection with the Annual Meeting of shareholders, held May 18, 1998, are incorporated by reference into Part III hereof.

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 by adding as an Appendix thereto the Annual Report on Form 10-K of the registrant's wholly-owned subsidiary, Sierra Pacific Power Company, for the fiscal year ended December 31, 1997, which Appendix is attached to this amendment.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SIERRA PACIFIC RESOURCES



                              By:     /s/  Mark A. Ruelle
                                 -----------------------------
                              Mark A. Ruelle
                              Senior Vice President
                              Chief Financial Officer
                              (Principal Financial Officer)
                              (Principal Accounting Officer)


Date:  July 2, 1998

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission File Number 0-508
DECEMBER 31, 1997

                          SIERRA PACIFIC POWER COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                              88-0044418
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


P.O. BOX 10100 (6100 NEIL ROAD)
     RENO, NEVADA                                           89520-0400 (89511)
(Address of principal executive office)                         (Zip Code)

                                 (702) 689-4011
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none. Securities registered pursuant to Section 12(g) of the Act:

     Preferred Stock:   Series A, $2.44 Dividend, $50 par value
     ---------------
     (Title of Class)   Series B, $2.36 Dividend, $50 par value
                        Series C, $3.90 Dividend, $50 par value
                        Sierra Pacific Power Capital Trust I,
                        $2.15 Dividend, $25 stated value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X    No ________
                                         --------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       X
              --------

State the aggregate market value of the voting stock held by non-affiliates. As of March 20, 1998: None

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                     Outstanding at March 20, 1998: 1,000 shares
Common Stock, $3.75 par value

================================================================================

                          SIERRA PACIFIC POWER COMPANY
                          1997 ANNUAL REPORT FORM 10-K
                                    CONTENTS

PART I.........................................................................................................  4
 ITEM 1.    BUSINESS...........................................................................................  4
   SIERRA PACIFIC POWER COMPANY................................................................................  4
   BUSINESS OUTLOOK AND OVERVIEW...............................................................................  5
     ELECTRIC BUSINESS.........................................................................................  7
      Business and Competitive Environment.....................................................................  7
   MAJOR PROJECTS SUMMARY......................................................................................  9
      Pinon Pine Power Project.................................................................................  9
      Alturas Intertie......................................................................................... 10
     FACILITIES AND OPERATIONS................................................................................. 10
      Total System............................................................................................. 10
      Load and Resources Forecast.............................................................................. 12
      Generation............................................................................................... 13
      Purchased Power.......................................................................................... 13
      Transmission............................................................................................. 15
      Fuel Availability........................................................................................ 15
   NATURAL GAS BUSINESS........................................................................................ 17
     BUSINESS AND COMPETITIVE ENVIRONMENT...................................................................... 17
      Competitive Issues....................................................................................... 18
      Deregulation............................................................................................. 18
     FACILITIES AND OPERATIONS................................................................................. 18
      Transportation Capacity.................................................................................. 19
      Storage Capacity......................................................................................... 19
     WATER BUSINESS............................................................................................ 19
     CONSTRUCTION PROGRAM...................................................................................... 21
     GENERAL REGULATION........................................................................................ 21
     RATE PROCEEDINGS.......................................................................................... 22
      Nevada Matters........................................................................................... 22
     ENVIRONMENT............................................................................................... 22
      General.................................................................................................. 22
      1997 Activities.......................................................................................... 23
     GENERAL - FACILITIES...................................................................................... 24
      Leases................................................................................................... 24
     GENERAL - LEASEHOLDS...................................................................................... 24
     GENERAL - FRANCHISES...................................................................................... 25
     GENERAL - RESEARCH AND DEVELOPMENT........................................................................ 25
 ITEM 2.    PROPERTIES......................................................................................... 25
 ITEM 3.    LEGAL PROCEEDINGS.................................................................................. 26
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................ 26
PART II........................................................................................................ 27
 ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS........................... 27
 ITEM 6.    SELECTED FINANCIAL DATA............................................................................ 28
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 28
   RESULTS OF OPERATIONS....................................................................................... 28
   LIQUIDITY AND CAPITAL RESOURCES............................................................................. 33
 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................ 38
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................................. 46
 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.............. 64
PART III....................................................................................................... 65
 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS................................................................... 65
 ITEM 11.   EXECUTIVE COMPENSATION............................................................................. 70


 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................... 76
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................... 77
                 CHANGE IN CONTROL AGREEMENT................................................................... 77
PART IV........................................................................................................ 79
 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................... 79
     (a)    Financial Statements, Financial Statement Schedules and Exhibits................................... 79
   Signatures.................................................................................................. 80

                                    PART I

ITEM 1.  BUSINESS

                        SIERRA PACIFIC POWER COMPANY (1)
                        --------------------------------

     Sierra Pacific Power Company, hereinafter known as the Company or SPPC, is a Nevada corporation organized in 1965 as a successor to a Maine corporation organized in 1912. The Company became a wholly- owned subsidiary of Sierra Pacific Resources (SPR) on May 31, 1984. Its mailing address is Post Office Box
10100 (6100 Neil Road), Reno, Nevada   89520-0400.

     The Company has three primary subsidiaries: Pinon Pine Corp. (PPC), Pinon Pine Investment Co. (PPIC) and Sierra Pacific Power Capital I (the Trust). The Company, through PPC and PPIC, owns a 38% interest in the Pinon Pine Co., LLC (The LLC) with a subsidiary of General Electric Capital Corporation owning the remaining 62%. The Capital Trust was created to issue trust securities in order to purchase the Company's junior subordinated debentures.

     The Company is a public utility primarily engaged in the distribution, generation, purchase and sale of electric energy. It provides electricity to approximately 287,000 customers in a 50,000 square mile service area including western, central and northeastern Nevada, including the cities of Reno, Sparks, Carson City and Elko and a portion of eastern California, including the Lake Tahoe area. In 1997, electric revenue was 82% of total revenue.

     The Company used diverse resources to meet its 1997 electric energy requirements, including gas and oil generation (33.8%), coal generation (21.3%), hydroelectric generation (0.6%), and purchased power (44.3%). The Company has no ownership interest in, nor does it operate any nuclear generating units.

     The Company also provides natural gas in Nevada to approximately 101,000 customers in an area of about 600 square miles in Reno/Sparks and environs. It supplies water service in Nevada to about 65,000 customers in the Reno/Sparks metropolitan area. Natural gas revenues were 11% and water revenues were 7% of total revenues.

     In 1997, the Company added more customers than in any other year in recent history. The Company's electric customer count grew by 3.2%; its natural gas customer count increased by 5.2%; and its water customer count increased by 3.2%. Many factors account for this growth, not the least of which are favorable business and tax climates.

     The Company had 1,473 regular employees as of December 31, 1997, down 1.2% from 1996. The Company's current contract with the International Brotherhood of Electrical Workers, which represents 59% of the workforce, was renegotiated in 1997 and is in effect until December 31, 2000. The three-year contract provides for a 2.75% general wage increase for most bargaining unit employees beginning January 1, 1998, with 2.75% increases in both 1999 and 2000. In addition, the contract provides for bargaining unit employees to participate in the incentive compensation program. Nevada is a "right-to-work" state.

     For a discussion of results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       BUSINESS OUTLOOK AND OVERVIEW (1)
                       ---------------------------------

GENERAL ELECTRIC INDUSTRY TRENDS

     Federal and state legislation is moving the electric utility industry toward competition. Federal and state regulators play a critical role in establishing a competitive marketplace. These changes generally focus on the unbundling of utility services into separate products. The two major products are energy (e.g. kilowatt hours) and the delivery of that energy (e.g. transmission and distribution). Other services such as meter reading and billing may also be opened to competition.

     The Company is subject to California, Nevada, and Federal Energy Regulatory Commission (FERC) regulatory jurisdiction. Federal and state regulation will continue to play an active role in the Company's utility business. The Company's electric system demand exceeds the import capabilities of its transmission system. As such, a yet-to-be determined amount of the Company's generation capacity may be identified as "must run". The output of the Company's generation facilities that are considered to be "must run" may continue to be price regulated. FERC will also regulate the Company's electric transmission system. The states will continue to regulate those retail distribution services determined to be non-competitive.

     Approximately 82% of SPPC's operating revenues are related to electric sales in Nevada. Nevada passed Assembly Bill 366 (AB366) in July 1997.
Pursuant to AB366, the Nevada Public Utilities Commission (PUCN) authorizes customers to obtain competitive services from alternative sellers starting no later than December 31, 1999, unless the PUCN determines a different date better serves the public interest. AB366 allows the PUCN to authorize full recovery of costs that it determines to be stranded. In August 1997, the PUCN opened an investigatory docket of the issues to be considered as a result of restructuring the electric industry. The Company is a participant in this docket. Issues being addressed include:

    1. Identification of all cost components in utility service and establishment of allocation methods necessary for later pricing of noncompetitive services;
    2. Designation of services as potentially competitive or noncompetitive;
    3. Determination of rate design and non-price terms and conditions for noncompetitive services;
    4. Establishment of licensing requirements for alternative sellers of potentially competitive services;
    5. Stranded costs;

(1) WHEN USED ANYWHERE IN THIS FORM 10-K, OR THE FORM 10-K OF SPR AND IN FUTURE FILINGS BY SPR OR SPPC WITH THE SECURITIES AND EXCHANGE COMMISSION, IN SPR OR SPPC'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATED", "PROJECT", OR "OUTLOOK" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. SPPC WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. SPPC WISHES TO ADVISE READERS THAT VARIOUS FACTORS DESCRIBED IN THESE FORMS 10-K COULD CAUSE SPPC'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS. SPPC SPECIFICALLY DECLINES ANY OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

     6. Criteria and standards by which the PUCN will apply the legislative requirements concerning affiliate relations;
     7. Criteria and process by which the PUCN will appoint providers of bundled electric service;
     8.  Consumer protection;
     9.  Anti-competitive behavior codes of conduct and enforcement;
     10. Price regulation for potentially competitive services in immature markets;
     11. Compliance plans in accordance with regulation;
     12. Options for complying with legislative mandates for integrated resource planning and portfolio standards; and
     13. Innovative pricing for noncompetitive services.

     California accounts for about 6% of the Company's total electric kwh retail sales. California requires all investor-owned utilities, including SPPC, to offer all customers direct access beginning March 31, 1998, and required a 10% rate reduction for all residential and small commercial customers effective January 1, 1998. California customers may choose to continue to take service from their incumbent utility at tariff rates, purchase energy from marketers or contract directly with a generator. Any customers choosing to purchase energy from marketers or generators will pay a distribution fee for their use of the Company's transmission and distribution system. Operating results should not be materially impacted by these regulatory changes because of the continued use of the Company's transmission/distribution facilities and the Company's limited exposure in California. See Item 7, California Matters.
                                     ------------------

     In preparation for competition, the Company has reduced ongoing costs and improved operations. Nevada electric rates were reduced in 1995 and 1997, and will remain frozen until December 31, 1999. A Nevada rate plan is currently in effect that provides for a 50/50 sharing between customers and shareholders of electric earnings in excess of a 12 percent return on equity. In addition, in lieu of a 50% refund, SPPC can apply excess earnings to buy down, or buy out of, higher cost long-term fuel and purchased power contracts. The Company's 1997 earnings were sufficient to partially buy down a portion of a higher cost coal contract and provide a refund to customers. Furthermore, the Company began making improvements during 1997 to its customer information and billing systems to support a competitive environment.

     The Company is pursuing a long-term billing solution for its 450,000 electric, gas and water customers which will allow the Company to bill direct access options. The Company's efforts in the next few months will concentrate on detailed analyses of several new billing systems. By late summer or early fall 1998, the Company will determine how it will provide a permanent consolidated billing solution for customers.

     For information regarding regulatory changes affecting SPPC, see Item 7, Nevada Matters, California Matters, FERC Matters and Note 2 of the Company's
--------------  ------------------  ------------
consolidated financial statements.

ELECTRIC BUSINESS

BUSINESS AND COMPETITIVE ENVIRONMENT
------------------------------------

     The Company's electric business contributed $540 million (82.0%) of 1997 operating revenues. Typically the electric business peaks both in summer and winter. The system has an annual load factor of approximately 72.3% which is higher than the industry norm.

     Winter peak loads are due to shorter daylight hours, colder temperatures (which affect space heating requirements) and ski resort demands (snowmaking, lifts, tourism, etc.). Summer peak loads result from air-conditioning, cooling equipment and irrigation pumping. The Company's peak load increased an average of three percent annually over the past five years, reaching 1,342 megawatts
(MW) on August 7, 1997. The Company's electric MWH sales have increased an average of five percent annually over the past five years.

     A significant part of the growth in SPPC's electric sales has resulted from growth in the residential area and in the gold mining industry in northern Nevada.

     SPPC's electric customers by class contributed the following percentages toward 1997 megawatt-hour sales:

                                             MWH
                                            SALES
                                          --------
      Residential                           23.4%
      Commercial and Industrial:
       Mining                               28.6%
       Resorts and Recreation                9.3%
       All Other                            33.5%
      Wholesale                              3.8%
      Miscellaneous                          1.4%
                                          --------
                                   Total   100.0%
                                          ========

     Residential and small commercial sectors increased 3.2%, the highest growth rate in recent history.

     In response to this growth, SPPC is implementing a program to provide customers more choices in the design and installation of electric service. Under this program, customers may select a contractor other than the Company to design and install facilities. Additionally, the Company is evaluating enhanced efficiency measures such as automated dispatch and mobile data capabilities. SPPC works closely with developers to improve efficiency and customer satisfaction.

     Nevada leads the nation in gold production, accounting for about sixty-six percent of all U.S. production and nine percent of world production. Nevada gold production for 1997 was about 8 million ounces. The majority of Nevada's gold mines are located within the Company's service area. Currently, known gold reserves in Nevada total approximately 140 million ounces, or 75 percent of the nation's known gold reserves. These reserves are sufficient to continue production at 7 million ounces annually for the next two decades.

     During 1997, world gold prices fell from about $360 per ounce to $289 per ounce. Mining industry reports indicate many Nevada gold mines have production costs of less than $300 per ounce, with some of the larger mines producing within $177 to $250 per ounce. When compared to world production costs, Nevada, at an average $229 per ounce, is well below the worldwide average of $262 per ounce. While Nevada's gold mines have the lowest costs in the world, investment in exploration and development has fallen and may continue to fall. In addition, the low gold price may also shorten the expected mine lives of certain Nevada properties as mining lower grade ore becomes uneconomic.

     Nevada also has other mineral producing mines. Approximately 24 million ounces of silver were produced in 1997, worth approximately $120 million, and over 300 million ounces of silver reserves have been identified in the State. Silver demand has been exceeding new supply for most of the decade, drawing down inventories built up in the 1980's. Other minerals produced in Nevada include copper, lithium, mercury, barite, diatomite, gypsum, and lime, valued at over $400 million annually.

     The Company has seven 5 year long-term power sales agreements with major mining customers. The final contract expires in 2003. Five of these agreements have been reviewed and approved by the Nevada Commission as part of the Company's new tariff structure designed for major customers. These mining agreements secure over 266 megawatts of present and future mining load, or approximately $91 million in annual revenue. The agreements require customers to maintain minimum demand and load factor levels, and to include termination charge provisions to recover all customer-specific facilities investment and early termination.

     The Resorts and Recreation Group is comprised of hotels, casinos, and ski resorts. This major customer segment comprises 9.3% of the total electric system retail kwh sales and 15.8% of the total major customer account electric sales. Tourism and gaming continue to be key contributors to the local economy. The economic impact on Washoe County, Reno and environs in 1997 was estimated at over $3.5 billion. Electric sales to the gaming sector increased in 1997 by 6,082 megawatt-hours (0.8%) over 1996. Several of the largest gaming customers completed major interior remodeling projects in 1997 and several others finished expansion projects to accommodate projected increased tourist traffic in 1998.

     Growth in the Northern Nevada gaming sector in recent years has provided significant energy sales and revenue growth for the Company. However, the advent of increased competition, particularly "Indian gaming" in key feeder markets, and the continuing expansion in Las Vegas, may have a potentially negative impact on the Northern Nevada market share and ultimately energy sales.

     Northern Nevada casinos, faced with increased competition and a potentially slowing visitor growth, are now taking a more critical look at competitive strategies, profit margins, and facility-related operating costs. They are evaluating programs to either reduce energy rates and/or decrease energy consumption. Northern Nevada casinos are evaluating strategies to expand their entertainment portfolio, not in an attempt to compete against the Las Vegas market, but to differentiate themselves from each other. The key to this strategy is packaging entertainment value, customer comfort, reasonable pricing with the natural attraction of the High Sierra geographic location.

     During 1997, firm and non-firm sales to wholesale customers comprised about 4% of total energy sales. The wholesale market is very competitive and sales into this market are typically made at low margins.

                                1997      Percent
                               (MWH)     of Total
                             ---------   ---------
      Firm Sales               81,012        27.6%
      Non-firm Sales           85,391        29.1%
      Firm Off-System Sales   127,298        43.3%
                             ---------   ---------
            Total             293,701       100.0%
                             =========   =========

          While wholesale sales in 1997 represent 4% of kwh sales, they represent only 2.5% of electric revenues. Recent changes in federal regulations covering the rules under which transmission systems are operated will increase competition for wholesale sales and may impact the level of firm and non-firm wholesale sales made in the future. See Item 7, FERC Matters.
                                                 ------------

          The Company's industrial and large commercial customers continue their interest in the electric supply source options potentially available to them under regulatory reforms. The Company actively participates in regulatory reform deliberations. See Item 7, Nevada Matters, California Matters, and FERC
                                   --------------  ------------------      ----
Matters.
-------

                             MAJOR PROJECTS SUMMARY
                             ----------------------

     The following projects were approved in previous resource plans.  See Rate
                                                                           ----
Proceedings.
-----------

PINON PINE POWER PROJECT
------------------------

     In August 1992, the Company executed a cooperative agreement with the U.S. Department of Energy (DOE) for the construction of a coal-gasification power plant. The project, known as the Pinon Pine Power Project (Pinon), was selected by the DOE for funding under the fourth round of the Federal Clean Coal Technology Program.

     This clean coal integrated gasification combined-cycle power plant will be fully capable of operating on syngas produced from coal, natural gas, and, potentially, other fuels. The project consists of a coal gasification facility and a Company-owned power island and post gasification facilities to clean and partially cool the syngas produced by the gasifier. The current rating is 93 megawatts in the winter and 89 megawatts in the summer. Upon commissioning of all coal gasification facilities, the projected ratings are 106 megawatts in the winter and 96 megawatts in the summer.

     The DOE is providing funding for approximately 43% of the construction cost and half of the operating and fuel expenses for the first 36 months of operation. The DOE has committed $168 million of funding for Pinon. Estimated construction start-up and commissioning costs for Pinon, including the DOE's portion are approximately $298.7 million, which includes permitting, taxes, start-up commissioning, operator training and Allowance for Funds Used During Construction. Expected DOE funding for construction is $131.8 million.

     The Company's cost per kilowatt of capacity net of DOE construction after commissioning of all coal gasification facilities, and prior to the sale of the gasifier is $1,574 based on the peak winter rating and $1,739 based on the summer rating.

     Construction began on the project in February 1995, following resource plan approval and the receipt of all permits and other approvals. The natural gas portion (combined cycle combustion turbine) was completed and placed in service December 1, 1996. The balance of the plant is expected to be in service by May 1998. The Company currently estimates that the construction of the gasifier portion of the project will overrun the fixed contract price by approximately 24% or $11.5 million. The overrun is primarily due to redesign issues, resolving technical issues related to start up and other costs due to a later than anticipated in-service date. The Company and Foster Wheeler have entered into an alternative dispute resolution process in an attempt to resolve issues on total construction costs. At this time, the Company does not have any estimates as to the outcome of the proceeding.

     Pinon Pine Co. and Pinon Pine Investment Co., subsidiaries of the Company, own 25% and 75%, respectively, of a 38% interest in the Pinon Pine Company LLC
(LLC), with a subsidiary of General Electric Capital Corporation (GECC) holding a 62% interest. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier and available under Section 29 of the Internal Revenue Code.

     The Company is under contract to build and operate the gasifier portion of the facility for the LLC. The Company has also agreed to purchase from the LLC the syngas produced in the gasifier for use in the Company-owned power island. These contracts are contingent upon the gasifier meeting the necessary requirements to be eligible for the Section 29 credits. The contracts also contain performance warranties which require the Company to make specified payments to, or to purchase the gasifier from, the LLC under certain conditions. Due to the later than anticipated in-service date for the gasifier of April 1998, certain performance warranties required by the contract were not met by December 31, 1997. Consequently the Company has reserved $2.8 million as satisfaction of the contract performance obligation. See Note 4 of the Company's consolidated financial statements.

ALTURAS INTERTIE
----------------

     SPPC is constructing the Alturas Intertie transmission line to better serve existing load, new customers and to significantly increase SPPC's access to lower cost resources. This 345 kv line will originate west of Alturas, California, and will extend 165 miles south to Reno. To date, the Company has spent approximately $83.4 million on the project. The current estimated cost, including AFUDC, is approximately $149 million. Construction commenced on February 9, 1998 and is expected to be completed in late 1998.

FACILITIES AND OPERATIONS

TOTAL SYSTEM
------------

As of December 31, 1997, the Company's electric transmission facilities consisted of approximately 3,900 overhead pole line miles and 80 substations. Its distribution facilities consisted of approximately 9,200 overhead pole line miles, 4,500 underground cable miles and 176 substations.

     The Company continues to maintain a wide variety of resources in its generation system. During 1997, the Company generated 55.7% of its total electric energy requirements in its own plants, purchasing the remaining 44.3% as shown below:

                                  Megawatt-    Percent
                                   Hours       of Total
                                 ----------   ----------
      Company Generation
      ----------------------
      Gas/Oil                     2,949,132       33.8%
      Coal                        1,859,208       21.3%
      Hydro                          50,863        0.6%
                                 ----------   ----------
      Total Generated             4,859,203       55.7%
                                 ----------   ----------

      Purchased Power
      ----------------------
      Long-Term Firm:
      Utility Purchases           2,046,603       23.6%
      Non-Utility Purchases:
      Geothermal                    784,954        9.0%
      Other                         119,302        1.4%
      Spot Market                   899,211       10.3%
                                 ----------   ----------
      Total Purchased             3,850,070/1/    44.3%
                                 ----------   ----------
      Total                       8,709,273      100.0%
                                 ==========   ==========

     The Company's decision to purchase spot market energy is based on the economics of purchasing "as-available" energy when it is less expensive than the Company's own generation. At the time of the 1997 system peak, the Company had purchased firm capacity under long-term contracts with other utilities and qualifying facilities (QFs) equal to 27% of total system peak hour capacity. In 1997, most of the Company's non-utility generation came from QFs, except for 8,438 megawatt hours, which came from one small power producer. The percentage of spot market energy purchases was somewhat lower than the previous year.

------------
/1/ Total purchased megawatt-hours include inadvertent purchases which are not included in the purchases in the Management Discussion and Analysis.

LOAD AND RESOURCES FORECAST
---------------------------

     The Company's actual total system capability and summer peak loads for 1997, and as estimated for summer peak demand through 2002 (assuming no curtailment of supply or load, and normal weather conditions) are indicated below:

                                  Capacity at
                                   1997 Peak                Forecasted Summer MW
                               ----------------  --------------------------------------------
                                  MW         %     1998     1999     2000     2001      2002
                               -------  -------  -------  -------  -------  --------  -------
Company Generation:

   Existing                      1,049     69%   1,056    1,056     1,056    1,056     1,056
                               -------  -------  -------  -------  -------  --------  -------
Purchases:

   Long/Short-Term Firm (1)        262     17%     254      394       394      394       394
    (2)

   Interruptible Customers           5      0%       5        5         5        5         5

   Non-Utility Generators           67      5%      74       74        74       74        74
                               ------- ------- -------  -------   -------  --------  -------
      Subtotal                     334     22%     333      473       473      473       473
                               ------- ------- -------  -------   -------  --------  -------
Additional Required                147      9%     169       48        74      116       125
                               -------  -------  -------  -------  -------  --------  -------
Total System Capacity            1,530    100%   1,558    1,577     1,603    1,645     1,645
                               =======  ======   =======  =======  =======  ========  =======
Net System Peak (3)              1,342     88%   1,368    1,382     1,403    1,443     1,451

Planning Reserve                   188     12%     190      195       200      202       203
                               -------  -------  -------  -------  -------  --------  -------
         Total                   1,530    100%   1,558    1,577     1,603    1,645     1,645
                               =======  ======   =======  =======  =======  ========  =======
Growth over previous year                          1.9%     1.2%      1.6%     2.6%      0.5%
                                                 =======  =======  =======  ========  =======

(1)   Value net of losses.
(2) Includes potential short-term firm purchases that are not under contract. Values shown represent purchases within anticipated transmission system limits.
(3) The system peak shown for 1997 is the actual system peak of 1,342 MW, which occurred on August 7, 1997.

    With regard to total system capacity, the Company is expected to maintain a planning reserve margin consistent with the Western System Coordinating Council guidelines. This reserve margin was 188 megawatts in l997, which the Company expects will increase to 203 megawatts by 2002. To accommodate the system requirement during the 1998-2002 time period, it will be necessary to secure additional capacity beginning in 1998. The PUCN, through the electric resource planning process, approved the Pinon Pine Power Project, which will provide 96 megawatts beginning in 1998. The "Additional Required" will be met by short-term purchases through 1999. The least-cost option for needs beginning in 1999 will be evaluated in the Company's next resource plan filing due in 1998. Electric industry restructuring may change SPPC's obligation to meet projected requirements.

     It should be noted that the Company's responsibility for resource planning will be modified under Assembly Bill 366 (see Footnote 2 to the Consolidated Financial Statements) it has been proposed that the PUCN will perform resource planning for electric requirements within the State of Nevada.

GENERATION
--------------

     The Company's total net generating capability for the upcoming 1998 summer peak is as follows:

                                                          Number of      MW         Year(s)
Name              Type/Fuel                                 Units     Capacity     Installed
----              ---------                               -----------------------------------
Valmy             Steam/Coal                             2           265         1981 and 1985

Tracy             Steam/Gas, Resid. Oil                  3           244       1963, 1965, 1974

Pinon             Combined Cycle/Coal, Gas               1            96            1996 - 1998

Clark Mtn CT's    CT/Gas, Diesel Oil                     2           138                   1994

Ft. Churchill     Steam/Gas, Resid. Oil                  2           226          1968 and 1971

Other             GT/Gas, Diesel Oil,                                               1899 - 1970
                  Propane, Hydro                        35            87
                                                                  ------
                                                                    1056
                                                                  ======

(CT)  Combustion
(GT)  Gas Turbine


     The Company owns an undivided 50 percent interest in the Valmy plant.
Idaho Power Company (Idaho Power) owns the remainder. The capacities shown above for the Valmy plant represent the Company's share only. The Company owns 100 percent of all of its remaining electric generation plants. The table above includes the generation capacity of the 100% SPPC-owned power island portion of the Pinon Pine Power Project. Pinon's summer net capacity for combined cycle operation on syngas is anticipated to be available in 1998. Pinon's current summer net capacity is 89 MW when operating on natural gas.

     Four of the Company's hydro generation units are located on the Truckee River, which runs approximately 100 miles from Lake Tahoe, through Reno/Sparks, to Pyramid Lake. A two MW facility located on the Truckee River at Farad was damaged by the January, 1997 flood and will not be available for generation during the 1998 summer peak. The Company also leases five units from the Truckee-Carson Irrigation District under a 30-year operating lease expiring in 1998, prior to the Company's normal summer peak. The units are located in the Lahontan Reservoir area, 70 miles southeast of Reno. See Leaseholds.
                                                          ----------

PURCHASED POWER
---------------

     The Company continues to manage a diverse portfolio of contracted and spot market supplies, as well as its own generation, to minimize its net average system costs. With above average precipitation within the Pacific Northwest over much of the 1996-1997 season, the Company was also able to purchase surplus economy energy and displace higher priced generation.

     The Company is a member of the Northwest Power Pool and Western Systems Power Pool. These pools have provided the Company further access to spot market power in the Pacific Northwest and the Southwest. In turn, the Company's generation facilities provide a backup source for other pool members who rely heavily on hydroelectric systems. The Company has an agreement with PacifiCorp's Utah division and Idaho Power in which a portion of the energy purchased by the Company from PacifiCorp is transmitted through the Idaho Power system. The agreement also provides added access to spot market power.

     The Company purchases spot market energy, both hydro and thermally-produced, by the hour, based upon economics and system import limits. During drought years, when less spot market hydro energy is available, the Company supplies a higher percentage of its native load utilizing its fossil fuel generation. Of continuing concern to any purchaser of hydro-generated energy are proposals by federal regulators, in the interest of the salmon, recommending closure of some hydro operations on the Snake and Columbia rivers. The amounts of hydro energy available and the price will depend on weather conditions in the Pacific Northwest and proposals by regulators. The amount of excess generating capacity in other systems and the existence of competition in providing utilities with economic incentives to make secondary sales are also important factors.

     Currently, the Company has contracted for a total of 265 megawatts of long-term firm purchased power from the utility suppliers listed below. Several of the Company's firm purchase power contracts contain minimum purchase obligations. Meeting them has not been a problem for the Company in the past, and is not expected to be a problem in the future.

                                 Contract   Operation   Termination    Minimum
Contract Party                   Capacity     Date         Date       Capacity %
------------------------------   --------   ---------   -----------   ----------
Idaho Power                         75 MW   Nov 1989    May 1999         50%
Idaho Power (for Elko)              15 MW   Mar 1994    May 2000         40%
Tri-State /(1)/                     25 MW   June 1991   May 1999         50%
PacifiCorp                          75 MW   June 1989   Feb 2009         70%
PacifiCorp/Utah Power /(2)/         75 MW   May 1991    Apr 2000         78%

(1)   The Company has terminated the Tri-State contract effective May 31, 1999.
(2) The Company has terminated the PacifiCorp/Utah contract effective April 30, 2000.

      According to regulations of the Public Utility Regulatory Policies Act, the Company is obligated, under certain conditions, to purchase the generation produced by small power producers and cogeneration facilities at costs determined by the appropriate state utility commission. Generation facilities that meet the specifications of the regulations are known as qualifying facilities (QFs). As of December 31, 1997, the Company had a total of 109 megawatts of maximum contractual firm capacity under 15 contracts with QFs. The Company also had contracts with three projects at fluctuating short-term avoided cost rates. All contracts currently delivering power to the Company at long-term rates have been approved by either the PUCN or the CPUC, and have QF status. One long-term QF contract terminates in 2006, one terminates in 2039, with the remainder terminating between 2016 and 2022.

          Energy purchased by the Company from QFs constituted 10% of the net system requirements during 1997. These contracts continue to provide useful diversity for the Company in meeting its peak load. All the QFs from which the Company makes firm purchases are either geothermal (87%), hydroelectric or biomass.

          The actual QF firm capacity output of 67 megawatts during the summer 1997 peak was less than the firm contracted amount of 109 megawatts. The actual QF output for all non-utility generatory deliveries during the summer 1997 peak was 87 megawatts. The table on page 12 reflects actual performance during the 1997 summer peak period. A difference exists between the non-utility generator figures and the table on page 12 because the 1997 figure is an actual and the remaining years are forecasts. Any capacity shortfall created by under-performance was included in the Company's 1995 resource plan.

TRANSMISSION
------------

     In planning its transmission capacity, the Company considers its generation and purchased power needs, as well as the opportunity for providing retail and wholesale wheeling services.

     The Company's existing transmission lines extend some 300 miles from the crest of the Sierra Nevada in eastern California, northeast to the Nevada-Idaho border at Jackpot, Nevada, and 250 miles from the Reno area south to Tonopah, Nevada. A 230 KV transmission line connects the Company to facilities near the Utah-Nevada state line, which in turn interconnects the Company to Idaho Power facilities at the Idaho-Nevada state line. The Company also has two 120 KV lines and one 60 KV line which interconnect with Pacific Gas and Electric (PG&E) on the west side of the Company's system at Donner Summit, California. Two 60 KV transmission ties allow wheeling of up to 14 megawatts of power from the Beowawe Geothermal Project, which is located within the Company's service area, to Southern California Edison. These two minor interties are available for use during emergency conditions affecting either party.

     The Company's transmission intertie system provides access to competitively priced energy supplies. The existing system has played a major role in helping stabilize energy costs by allowing surplus energy purchases throughout the year, but especially during the spring snow melt in the Pacific Northwest.

     The Company is currently developing the Alturas Intertie to provide the means of serving existing native load and new customers, and to significantly increase the Company's access to lower cost resources. The anticipated in-service date is late 1998. See Alturas Intertie, page 10.

     The Company has agreements with PacifiCorp's Utah division and Idaho Power which allow for up to 50 megawatts of the energy purchased by the Company from PacifiCorp to be transmitted through the Idaho Power system. The Company also has an interconnection agreement with PG&E that requires PG&E to maintain a firm transmission rating of 108 megawatts, provided the Company pays it for any necessary system upgrades. The purpose for the tie is to provide an alternative transmission path in the event of an emergency on the Company's system. The PUCN, in a previous electric resource plan opinion and order, approved the payment for upgrades into the late 1990's. The upgrades are considered regulatory assets and are amortized over lives similar to Company-owned facilities. At December 31, 1997 these regulatory assets amounted to $5.1 million. See Note 1 of the Consolidated Financial Statements.

FUEL AVAILABILITY
-----------------

     The Company's 1997 fuel requirements for electric generation were provided by natural gas (62%), coal (37%) and oil (1%). During 1997 natural gas remained the fuel of choice, over oil, for generation plants other than Valmy, which is a coal-fired plant.

     The average costs of coal, gas and oil for energy generation per million British thermal units (MMBtu) for the years 1993-1997 were as follows:

                   Average Consumption Cost ($/MMBtu)
          --------------------------------------------------
           1997    1996       1995        1994        1993
          -----    ----       ----        ----        ------
Gas       $2.03   $2.10       $1.65       $2.19       $2.19
Coal       1.80    1.88        2.19        2.07        2.05
Oil        3.35    3.48        3.80        3.37        3.54

          Since beginning commercial operation of its Valmy coal-fired generating units in the early 1980s, the Company operated these units at a higher load level than its gas/oil-fired units because gas and oil fuels had generally been more expensive. However, beginning in 1989, the Company operated its gas/oil-fired units at increased levels due to competitive pricing of natural gas. In September 1996, the Company began purchasing coal on the spot market at prices more competitive than gas, oil and long-term contract coal. As a result, except during periods of low-cost surplus hydro energy availability, load levels on the Valmy units have been consistently high since that time.

          The Company's long-term contract with Black Butte Coal Company (Black Butte), for coal shipments to Valmy from the mine near Rock Springs, Wyoming, remains in effect until June 30, 2007, or until all volume requirements under the contract are delivered and/or canceled.

          Beginning in June 1996, the Company, along with its joint-ownership partner (Idaho Power Company), implemented an economic cancellation strategy which essentially buys down minimum tonnage requirements under the Black Butte contract rather than taking physical delivery of the coal. Canceling the Black Butte tonnage creates various economic and operating benefits, primarily opportunity to buy lower-cost spot market coal and reduce overall fuel costs.
In June 1996, the Company and Idaho Power expended $5 million ($2.5 million each) to cancel all minimum volume requirements for the 1996-97 contract year. The Company agreed with Idaho Power to satisfy even more volume requirements in the fall of 1996 and in June 1997 by matching the dollar cost of Black Butte tonnage purchased by Idaho Power for delivery to Idaho's coal-fired Jim Bridger plant. The Company expended $3.8 million for these matching cancellations. Since July 1997, the Company and Idaho Power have canceled minimum Black Butte volume requirements on a monthly basis. Due to accelerated purchases, Company projects it will fully satisfy all volume requirements and that termination of the contract will occur sometime in 2002. At that time, the Company will pursue lower fuel cost alternatives, which may include additional purchases of spot market coal should pricing remain favorable.

          The Company's long-term coal contract with Canyon Fuel Company, LLC (Canyon), which provides coal for Valmy from Canyon's SUFCO mine in Central Utah, expires on June 30, 2003. This contract also contains minimum volume requirements which the Company expects to meet each year until termination.

          The total amount of coal burned at the Valmy Power Plant during 1997 was 1.25 million tons. As of December 31, 1997, the coal inventory level was 157,241 tons, or approximately 27.5 days of consumption at 100% capacity. The Company targets an average annual coal stockpile sufficient to provide 30 days supply at full load.

          Valmy has had coal delivered under a June 30, 1986 contract with the Union Pacific Railroad Company (UP). This contract expired on July 31, 1997 and the parties were unable to reach an agreement on a new contract. Subsequently, the UP filed a common carrier rate under which these coal deliveries have been moving while negotiations have been ongoing.

          On August 1, 1997, SPPC and Idaho Power filed a complaint with the Surface Transportation Board (STB) alleging that rates assessed by UP to move coal from Sharp, Utah to Valmy exceeded a maximum reasonable level and that UP possesses market dominance over that traffic. SPPC and Idaho Power have requested that the STB prescribe maximum reasonable rates, along with related rules and service terms for this movement. UP has counterclaimed that no such market dominance exists and consequently, the STB does not have jurisdiction.

          While this case has proceeded, SPPC and Idaho Power have continued to negotiate a solution to the dispute. A new contract may be completed during the second quarter of 1998. In the worst case, SPPC and Idaho Power will continue to pay the common carrier rate until the STB renders its decision.

          During 1997, the Company purchased a small volume of coal for use in start-up at Pinon Pine. This coal will be used to produce synthetic gas in the plant's coal gasification facility. Two unit train shipments of coal, from Canyon Fuel Company's SUFCO mine, were taken in April 1997 and December 1997, totaling approximately 19,000 tons. Once the gasifier is declared commercial, scheduled for mid 1998, the Company expects to ship between one and three unit trainloads of coal per month to that site which the Company expects to purchase on the spot market.

          The Company meets its needs for residual oil for generation through purchases on the spot market. With no other mitigating factors, the Company's residual oil inventory policy is to maintain 50,000 to 75,000 barrels at each of its Tracy and Ft. Churchill generating plants. The actual residual oil inventory level at these two sites was 166,147 barrels as of December 31, 1997, which is equal to seven days supply at full load operation. Total residual oil consumption in 1997 was 21,732 barrels.

                              NATURAL GAS BUSINESS
                              --------------------

BUSINESS AND COMPETITIVE ENVIRONMENT

     The Company's natural gas business is a local distribution company (LDC) in the Reno/Sparks area that accounted for $70.7 million in 1997 operating revenues; 11% of total Company operating revenues. Growth in the Company's service territory continues to be strong. Residential customer growth during 1997 was 5.3%, adding the Company's 100,000/th/ natural gas customer during the summer. Residential sales growth was boosted by an increase in multifamily construction activity and a residential marketing campaign targeting existing propane and fuel oil conversions. The overall natural gas customer growth rate was 5.2% for the year.

     Natural gas offers significant economic and environmental advantages over other energy sources for space heating, water heating and other uses in residential, commercial and industrial applications. Growth in the residential and small commercial sector is expected to continue as new developments in the Company's distribution service area are planned. A new record peak day sendout of 114,375 decatherms was reached on January 13, 1997.

     In an ongoing search for growth and profitability, the Company is studying an opportunity to provide gas LDC services to a community located along its affiliate, Tuscarora Pipeline. A decision on this project is expected in the first quarter of 1998.

     The popularity of natural gas as a vehicle fuel is increasing. During 1997, the Company experienced a resurgence of interest in alternative vehicle fuels. Growth in the use of natural gas as a vehicle fuel increased significantly during the year as the Reno/Sparks area continued working to attain status as a Clean City from the Department of Energy (DOE). State clean air legislation is encouraging governmental fleets to develop alternative fuel use in fleet operations. The Company was also successful in obtaining DOE grant funding for alternative fuel development during 1997.

COMPETITIVE ISSUES
------------------

     Contracts established during 1995 and 1996 under the Company's Value Based Service Tariff (VBST) are being successfully renewed as the old contracts expire. This tariff is applicable to natural gas use for customers desiring firm service who qualify for transportation service in which they acquire their own gas supply and the Company provides transportation. Three contracts were renewed in 1997 and one new contract was signed to enable the Company to compete with competitive service options for our largest customers. At December 31, 1997, the Company had nine VBST contracts in force with customers.

     The Company's natural gas LDC business is subject to competition from other suppliers and other forms of energy available to its customers. Large customers with fuel switching capability compare natural gas prices on an interruptible basis to alternative energy source prices. Three customers now secure their own gas supplies, with the Company providing transportation service. As a result of AB 366, gas supply may be unbundled from transportation.

     Reno Energy, a new thermal energy company and competitor, received state approvals during 1997 to proceed with its project to compete directly with natural gas in the Reno/Sparks market. The status of this project is still unknown, but the Company is taking actions to monitor and maintain its competitive position as the energy supplier of choice in the area.

DEREGULATION
------------

     The Company has been and will continue to be active in the development of statutes, rules and regulations regarding the deregulation of the natural gas industry. The Company has been involved at the state level in workshops designed to set the course for the future of energy sales and distribution in Nevada. See Rate Proceedings.
             ----------------

FACILITIES AND OPERATIONS

     The Company has contracted for firm winter-only and annual gas supplies with 10 Canadian and domestic suppliers to meet the firm requirements of its LDC and electric operations. The contracts total 125,000 decatherms per day through March 1998; 72,000 decatherms per day for April through October 1998 and 75,000 decatherms per day for the remainder of the year. Most of these contracts provide for a fixed price. This ensures that the Company is able to lock in a significant portion of its gas supply cost while retaining the flexibility to purchase spot market supplies.

     The Company's firm natural gas supply is supplemented with natural gas storage services and supplies from a Northwest Pipeline Company facility located at Jackson Prairie in southern Washington and a liquid natural gas (LNG) storage facility. The LNG facility is operated by Paiute Pipeline Company and is used for meeting peak demand. The Jackson Prairie and LNG facilities can contribute a total of approximately 48,000 decatherms per day of peaking supplies. The Company meets its peak day requirements above Northwest/Paiute capacity with firm transportation capacity on the Tuscarora Pipeline and the Pacific Gas Transmission Company (PGT) pipeline.

     Starting November 1, 1996, the Company entered into an agreement to sell winter seasonal peaking supplies to another company for seven years. The contract provides for the payment to the Company of a monthly reservation charge, reimbursement of pipeline capacity charges during the winter, and a volumetric commodity charge based on the market price for natural gas. The Company was able to enter into this agreement due to the ability of its power plants to utilize alternative fuels and its power importation option.

    Following is a summary of the transportation and approximate storage capacity of the Company's current gas supply program. Firm transportation capacity on the Northwest/Paiute system exists primarily to serve the LDC. Firm transportation capacity on the PGT/Tuscarora system exists primarily to serve the Company's electric generating plants. Storage capacity is generally used for the peaking requirements of the LDC.

TRANSPORTATION CAPACITY
-----------------------------

Northwest   -     70,696   Decatherms per day firm
                  90,000   Decatherms per day interruptible
Paiute      -    105,774   decatherms per day firm from November through March
                  63,044   decatherms per day firm from April through October
                  90,000   decatherms per day interruptible
NOVA        -     30,000   decatherms per day firm
ANG         -     30,000   decatherms per day firm
PGT         -     30,000   decatherms per day firm
            -     30,000   decatherms per day firm from November through March
                  90,000   decatherms per day interruptible
Tuscarora   -     95,000   decatherms per day firm
                  60,000   decatherms per day interruptible
STORAGE CAPACITY
-----------------------------
Northwest   -    277,997   decatherms from Jackson Prairie
                  12,733   decatherms per day from Jackson Prairie
Paiute      -    463,034   decatherms from Lovelock LNG
                  35,078   decatherms per day from Lovelock LNG facility

     Total LDC supply requirements in 1997 and 1996 were 12.4 million decatherms and 12.1 million decatherms, respectively. Electric generating fuel requirements for 1997 and 1996 were 32.0 million decatherms and 31.0 million decatherms, respectively.

     As of December 31, 1997, the Company owned and operated 1,219 miles of three-inch equivalent natural gas distribution lines.

WATER BUSINESS

     The water distribution business contributed $46.5 million (7%) to the Company's 1997 operating revenues.

     An application was filed with the PUCN requesting authorization to increase general water rates for all classes of customers by $13.7 million (see Item 7, Nevada Matters). This request was made mainly to recover approximately $119
--------------
million in net plant increases for upgrades and additions to the water facilities due to the passage of the Safe Drinking Water Act in 1986. The Company believes that its water business is in full compliance with Federal Regulations at this time.

     Water production in 1997 totaled 23.3 billion gallons. 2.6 billion gallons were produced from the Company's groundwater wells. The remaining 20.7 billion gallons were treated through the Company's two water treatment facilities; the Chalk Bluff Water Treatment Plant and the Glendale Water Treatment Plant. The Company's peak day send-out of water during 1997 was 124 million gallons, a 5.9% increase over the 117 million gallon peak set in 1996.

     The Company's water supplies are based on surface water and groundwater sources, with the addition of drought storage and refill provisions sufficient to withstand a repeat of the recent eight-year drought plus an additional two year period. The surface water source is the Truckee River which originates in Lake Tahoe and flows north and east through the cities of Reno and Sparks to Pyramid Lake, located northeast of Reno. In 1997 early warm rains brought significant flooding to the Truckee River and surrounding areas. The Glendale Water Treatment Plant, situated on the riverbanks, sustained over $1 million in clean up and damage costs. The Chalk Bluff Plant successfully treated the muddy flood water, which contained turbidities exceeding the design criteria of the plant.

     The Company's groundwater comes from 24 supply wells located around the Reno/Sparks area. Man-made contaminants, perchalorethylene, from local business operations have been found at levels exceeding the drinking water standards in five of these wells. Three of these wells have been removed from service and are in the process of being fit with treatment equipment. The remaining two have been fit with treatment equipment which allows them to be returned to operation. The 1997 Nevada Legislature passed a groundwater remediation bill and Washoe County formed a remediation district which will allow the Company to be reimbursed for the cleanup of this groundwater contaminant.

     Additionally, the Company has four wells which currently exceed the federal drinking water standard for naturally occurring arsenic concentrations. Production from three of these wells continues by blending water treated at the Glendale Water Treatment Plant. The fourth well is out of service pending treatment. The Company's water laboratory research staff are developing options to assure the Company is prepared to meet new arsenic standards.

     A group has recently challenged the transfer of agricultural water rights to municipal use for new development in the Truckee Meadows. In August, the Company successfully reached an arrangement with the state engineer to sign subdivision maps whose rights are under protest by providing a temporary back up arrangement in which the Company's certificated rights are pledged to back up the protested transfers through June 1998, at which time the Company will evaluate its position. This process has enabled water service commitments to continue until protests can be cleared.

     The Company continues to pursue the Negotiated Settlement which has been
under development for several years.   The Company is currently operating under
a Preliminary Settlement Agreement (PSA) and interim storage contract until negotiations are completed and the final Truckee River Operating Agreement is completed. A draft environmental impact statement and contract is expected in the first quarter of 1998, with the agreement being finalized by year end. The Negotiated Settlement is a complex set of agreements on Truckee River issues involving the United States, California and Nevada governments, the Pyramid Lake Paiute Tribe and SPPC. During 1997, these negotiations progressed toward the completion of the draft Truckee River Operating Agreement. Once in effect, the new agreement will allow the Company use of federal reservoirs for drought reserve storage.

     As a condition of the Negotiated Settlement, the Company's unmetered residential water customers must be converted to metered service. A meter retrofit program was approved by the PUCN and began in 1995.

Funding for the program is provided by new business development and administered by the Company. The program is expected to take ten to twelve years to complete. At this time, only customers who volunteer for the program may have meters installed. Water meters have been required in all new construction since 1986.

CONSTRUCTION PROGRAM

     Construction expenditures, including allowance for funds used during construction (AFUDC), for 1997 were $147.8 million and for the period 1993 through 1997 were $786.3 million. Estimated construction expenditures for 1998 and the period 1999 - 2002 are as follows (dollars in thousands):

                                                                        Total
                                             1998       1999-2002      5-Year
                                           ---------   -----------   ----------
Electric Facilities                        $133,789    $  305,756    $ 439,545
Water Facilities                             14,042       104,338      118,380
Gas Facilities                               10,283        41,488       51,771
Common Facilities                            11,819        14,347       26,166
                                           --------    ----------    ---------
       Total Construction Expenditures     $169,933    $  465,929    $ 635,862
                                           ========    ==========    =========

AFUDC                                       ($8,744)      ($5,708)    ($14,452)
Net Salvage, including cost of removal         (100)         (400)        (500)
Net Customer Advances and
  Contributions in Aid of Construction       (9,959)      (39,820)     (49,779)
                                           --------    ----------    ---------
        Total Cash Requirements            $151,130    $  420,001    $ 571,131
                                           ========    ==========    =========

     Total construction expenditures estimated for 1998 and the 1999-2002 period, for each segment of the Company's business, consist of the following (dollars in thousands):

                                                            Total
                                       1998    1999-2002    5-Year
                                     -------- ----------   --------

Electric Facilities
      Distribution                 $ 43,893   $  172,727   $216,620
      Generation                      5,406       11,984     17,390
      Transmission                   81,434      106,167    187,601
      Other                           3,056       14,878     17,934
                                   --------   ----------   --------
                                   $133,789   $  305,756   $439,545
                                   ========   ==========   ========
Water Facilities
         Treatment and Supply      $  3,805   $   38,421   $ 42,226
         Distribution                10,106       65,309     75,415
         Other                          131          608        739
                                   --------   ----------   --------
                                   $ 14,042   $  104,338   $118,380
                                   ========   ==========   ========
Gas Facilities
         Distribution              $  9,316   $   36,728   $ 46,044
         Other                          967        4,760      5,727
                                   --------   ----------   --------
                                   $ 10,283   $   41,488   $ 51,771
                                   ========   ==========   ========

GENERAL REGULATION

     The Company is subject to the jurisdiction of the PUCN and the CPUC with respect to rates, standards of service, siting of and necessity for generation and certain transmission facilities, accounting, issuance of securities and other matters with respect to electric operations. The PUCN also has jurisdiction with respect to the Company's gas and water operations. The Company submits integrated resource plans regarding its electric, gas, and water business operations to the Nevada Commission for approval.

     Under federal law, the Company is subject to certain jurisdictional regulation, primarily by the FERC. The FERC has jurisdiction under the Federal Power Act with respect to rates, service, interconnection, accounting, and other matters in connection with the Company's sales of electricity for resale and the transmission of energy for others. The FERC also has jurisdiction over the natural gas pipeline companies from which the Company takes service.

     As a result of regulation, many of the fundamental business decisions of the Company, as well as the rate of return it is permitted to earn on its utility assets, are subject to the approval of governmental agencies.

     The Company is also subject to regulation by environmental authorities. See Environment.
    -----------

RATE PROCEEDINGS

     During 1997, 92% of the Company's revenues were from retail sales of electricity, natural gas and water in Nevada; 6% from retail sales of electricity in California and 2% from sales of electricity for resale.

NEVADA MATTERS
--------------

     The 1995-2014 Electric and Gas Integrated Resource Plan contains forecasts of future electric and natural gas demand and the Company's plans to meet those requirements economically while maintaining service reliability and flexibility. Also included in the plan are distribution facility additions including the Company's LDC interconnection with the Tuscarora Pipeline. The resource plan identifies the criteria used in evaluating gas supply contracts, the proposed mix of firm and interruptible natural gas supplies and the supply sources required to meet peak day demands over the planning period. The next resource plan is due mid 1998.

     It should be noted that under Assembly Bill 366 (see Footnote 2 to the Consolidated Financial Statements) it has been proposed that the PUCN begin developing resource planning for electric requirements within the State of Nevada after December 31, 1999.

     The Company filed a water rate case on September 18, 1997 to recover cost increases related to investments in water plants to comply with the Safe Drinking Water Act. The Company expects to receive an order from the PUCN in April 1998.

     See Item 7, Nevada Matters, California Matters, and FERC matters and Note 2
                 --------------  -------------------     ------------
of the Consolidated Financial Statements.

ENVIRONMENT

GENERAL
-------

     As with other utilities, the Company is subject to federal, state, and local regulations governing air and water quality, hazardous and solid waste, land use, and other environmental considerations. These considerations affect the construction and operation of electric, gas, and water utility facilities.

     Nevada's Utility Environmental Protection Act requires approval of the PUCN prior to the construction of major utility generation and transmission facilities. The United States Environmental Protection Agency (EPA) and Nevada's Division of Environmental Protection (NDEP) administer regulations involving air quality; water pollution; and solid, hazardous, and toxic waste.

     The Company's board of directors has a comprehensive environmental policy and separate board committee on environmental compliance which oversees corporate performance and achievements related to the environment. The Company's corporate environmental policy emphasizes environmental stewardship.

1997 ACTIVITIES
---------------

     The Company conducted compliance audits on 57 sites, including 13 vendor sites. Remediation was performed on five of these sites at a cost of $270,000. In addition, 25 spills were successfully remediated.

     In 1995, the Company identified one site formerly used for manufacturing gas from oil. This site was sold in 1997 with full disclosure to the buyer. Shortly after the sale, the buyer notified the Company of its intent to file legal action. To date, no such action has been taken. Negotiations with the buyer will attempt to mitigate any financial impacts to the Company. Presently, total liability for this site is estimated to be $700,000, of which approximately $300,000 has been spent through December 31, 1997. The remaining balance has been accrued as a liability.

     The Company continued and initiated several actions in accordance with its policy to be an environmental leader in principle and practice. These actions have:

 . Resulted in reduced pollutant and greenhouse gas emission rates at power plants;
 . Demonstrated stewardship of wildlife and waterfowl habitat on and adjacent to
  Company property;
 . Improved water quality conditions; and . Lowered the cost of compliance with environmental regulations.

  During 1997, the Company was awarded bonus sulfur dioxide emission allowances by the EPA for its use of geothermal energy, a renewable resource. Under the Acid Rain Rule of the Clear Air Act, bonus emission allowances are granted to utilities that have avoided sulfur dioxide emissions by using renewable energy to generate electricity. In 1997, the Company received 645 bonus allowances. Only four other utilities in the U.S. were awarded more bonus allowances.

  As a voluntary climate challenge participant, the Company filed its third annual report on greenhouse gas emission and actions taken to reduce those emissions with the DOE. Carbon dioxide, the principal so called "greenhouse gas", is produced when oil, natural gas or coal is combusted. The Company's carbon dioxide emissions were offset through its:

 . Use of renewable resources (geothermal and hydroelectric energy);
 . Energy conservation and efficiency measures;
 . Improvements in generating unit efficiency;
 . Increased use of natural gas over oil (a benefit of the Tuscarora Pipeline
  Project completed in 1995);
 . Reuse of coal fly ash in cement production; and . Utilization of compressed natural gas in fleet vehicles.

  In 1997, the Company's generating units reduced carbon dioxide emission by 15 percent as a direct result of the above actions.

  Stewardship of Nevada's water and wildlife resources is being demonstrated at the Fort Churchill and Tracy Power Plants. At Fort Churchill, the Company completed its wetland restoration with a joint effort at the wetlands on the Mason Valley Wildlife Refuge. The Refuge, adjacent to the Walker River, is administered by Nevada's Division of Wildlife (NDOW). This cost and resource-sharing partnership between the Company, NDOW, and Ducks Unlimited involves use of cooling water from the Company's facilities. Water is now piped to wetland ponds on the Refuge, expanding open water recreation opportunities and wildlife habitat by about 500 acres. Besides enhancing water resources in the region, this project is an inexpensive way to improve cooling systems at the generating units.

  In September 1994, the Company was notified by Region VII of EPA that the Company was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCBs) by PCB Treatment, Inc., located in Kansas City, Kansas, and Kansas City, Missouri (the Sites).
The EPA is requesting that the Company voluntarily pay an undefined (pro rata) share of the ultimate clean-up costs at the Sites. A number of the largest PRPs formed a steering committee which is chaired by the Company. The responsibility of the Committee is to direct clean-up activities, determine appropriate cost allocation, and pursue actions against recalcitrant parties, if necessary. The EPA issued an administrative order on consent requiring signatories to perform certain investigative work at the Sites. The steering committee has retained a consultant to prepare an analysis regarding the sites.

  The Company has recorded a preliminary liability for the Sites of $650,000, of which approximately $105,000 has been spent through December 31, 1997. Once evaluations are completed, the Company will be in a better position to estimate and record the ultimate liabilities for the Sites.

GENERAL - FACILITIES

LEASES
------

     The Company continues to sublease available space in Sierra Plaza, its general office complex, to outside companies and other organizations. The largest lease, which is with Microsoft Licensing, Inc. runs until 2002.

GENERAL - LEASEHOLDS

     The Company operates portions of its electric system as lessee under lease agreements with Truckee-Carson Irrigation District (TCID) and Mineral County Power System.

     Under terms of the TCID lease, the Company is obligated to pay an annual lease payment of $108,000 plus 2% of gross revenues derived from operations within the leasehold area, which covers portions of Washoe (excluding Reno/Sparks), Lyon, Storey and Churchill counties in Nevada. In 1997, the Company paid approximately $382,000 as 2% of gross revenues. The lease expires in July 1998, at which time TCID is obligated to purchase any Company capital improvements unless the lease is renewed. To date, capital improvements, net of depreciation, total $21.2 million. It is estimated that SPPC generates approximately $1.8 million of net income from serving TCID.

     In October 1997, TCID advised the Company that TCID would not be renewing the lease agreement and that TCID intended to resume operation of the electric system in July 1998 when the lease agreements expire. The Company has filed with the PUCN documents requesting that the Company's existing Certificate of Public Convenience and Necessity ("Certificate") to serve the TCID electric customers be extended. In the event the PUCN is unwilling to extend the Company's Certificate, the Company has asked the PUCN to require TCID to obtain its own Certificate.

     Under terms of the Mineral County Power System lease, the Company is obligated to pay, on a sliding scale, a percentage of gross revenues derived from operations within the leasehold area. The leasehold area includes the towns of Hawthorne, Mina, and Luning, along with other unincorporated towns roughly 100 miles southeast of Reno. During 1997, the Company paid $138,000 on gross revenues of $5.8 million. The lease expires in 2000. As with TCID, Mineral County Power System is obligated to purchase any Company capital improvements unless the lease is renewed. To date, capital improvements, net of depreciation, total $7.1 million.

GENERAL - FRANCHISES

     The Company has nonexclusive franchises or revocable permits, in fact by grant (in most cases for specified terms of years) or in effect by acquiescence, to carry on its business in the localities in which its respective operations are conducted in Nevada and California. The franchise requirements of the various cities and counties in which the Company operates provide for payments based on gross revenues. During 1997, the Company collected $8.0 million in franchise fees based on gross revenues. It also paid and recorded as expense $0.9 million of fees based on net profits.

    Franchise                   Type of Service           Expiration Date
   -------------------     ------------------------   ----------------------
    Reno                    Electric, Gas and Water   January          2006
    Sparks                  Electric                  May              2006
    Sparks                  Gas                       May              2007
    Sparks                  Water                     April            2004
    Carson City             Electric                  February         2012
    City of Elko            Electric                  April            2017
    City of South Lake
         Tahoe              Electric                  April            2018
    Washoe County           Gas and Water             May              2015
    Washoe County           Electric                  September        2015
    Eureka County           Electric                  July             2018

     The Company applies for renewal of franchises in a timely manner prior to their respective expiration dates.

GENERAL - RESEARCH AND DEVELOPMENT

     SPPC participates in several utility associations, including the Electric Power Research Institute and Gas Research Institute.

ITEM 2.  PROPERTIES

     The general character of SPPC's principle facilities is discussed in Item 1, Business.
   --------

     Substantially all utility plant is subject to the lien of the Indenture of Mortgage, dated December 1, 1940, and supplemental indentures thereto between the Company and State Street Bank and Trust, as trustee, securing the Company's outstanding first mortgage bonds.

ITEM 3.  LEGAL PROCEEDINGS

     SPPC, through the course of its normal business operations, is currently involved in a number of legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company is a wholly-owned subsidiary of Sierra Pacific Resources and, as such, its common stock is not publicly traded and no market exists for it. Cash dividends declared on common stock were as follows (dollars in thousands):

               1997
               -------

               First Quarter       $18,000
               Second Quarter       18,000
               Third Quarter        18,000
               Fourth Quarter       18,000
                                   -------

                Total 1997         $72,000
                                   =======


               1996
               ----

               First Quarter       $16,000
               Second Quarter       16,000
               Third Quarter        16,000
               Fourth Quarter       16,000
                                   -------

                Total 1996         $64,000
                                   =======


     Note: The dividends scheduled above represent payments from the Company to its parent, SPR. Dividends declared by SPR on its publicly traded stock totaled $38.3 million during 1997.

     Future dividends are subject to factors that ordinarily affect dividend policy, such as future earnings and the financial condition of the Company. After provision for payment of dividends on all outstanding shares of preferred stock and subject to limitations in the Company's restated articles of incorporation and its indentures, dividends may be paid on the common stock out of any funds legally available for that purpose when declared by the board of directors. As of December 31, 1997, approximately $78.7 million of retained earnings were available for the payment of dividends on common stock under the most restrictive of these limitations.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        Year Ended December 31,
                                                         (dollars in thousands)
                                         -----------------------------------------------------
                                          1997        1996         1995         1994         1993
                                      ----------   ----------   ----------   ----------   ----------
Operating Revenues                    $  657,540   $  619,724   $  597,784   $  603,193   $  521,568
                                      ==========   ==========   ==========   ==========   ==========
Operating Income                      $  120,172   $  107,008   $  101,811   $   95,983   $   90,562
                                      ==========   ==========   ==========   ==========   ==========
Income Before
Preferred Dividends                   $   83,127   $   73,651   $   65,983   $   60,863   $   57,457
                                      ==========   ==========   ==========   ==========   ==========
Income Applicable
  To Common Stock                     $   77,668   $   67,351   $   58,609   $   52,929   $   49,196
                                      ==========   ==========   ==========   ==========   ==========

Total Assets                          $1,912,242   $1,842,628   $1,729,818   $1,605,710   $1,554,896
                                      ==========   ==========   ==========   ==========   ==========
Long-Term Debt and
  Redeemable Pre-
  Ferred Stock                        $  655,389   $  655,787   $  547,124   $  531,233   $  526,177
                                      ==========   ==========   ==========   ==========   ==========
Cash Dividends Paid
  On Common Stock                     $   70,000   $   63,000   $   54,000   $   51,000   $   48,000
                                      ==========   ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

     Net income before preferred dividends in 1997 was $83.1 million, an increase of $9.4 million over 1996. The Company was authorized to earn a return on equity of 12% in its Nevada electric operations and 12% and 11.25%, respectively, in its Nevada gas and water operations. The Company earned in excess of its allowed regulated returns for its electric and gas operations and therefore, under its currently effective rate settlement, the Company anticipates it will make refunds to customers reflecting one half of the excess earnings. Appropriate reserves have been recorded to reflect the anticipated refunds. A rate filing was made with the PUCN requesting an increase in rates for the water operations. The rate change is expected to be placed in effect in the second quarter of 1998. California operations were authorized to earn a return on common equity of 11.6% in 1997. See Regulatory Matters for a detailed discussion of these issues.

     Nevada, the Company's primary jurisdiction, uses a marginal cost method for setting electric and gas rates by customer class. As a result, changes in sales mix can result in variations in revenues, regardless of changes in total consumption.

     The components of gross margin are set forth (dollars in thousands):

                                      1997       1996       1995
                                    --------   --------   --------
Operating Revenues:
  Electric                          $540,346   $507,004   $491,419
  Gas                                 70,675     67,376     62,572
  Water                               46,519     45,344     43,793
                                    --------   --------   --------
    Total Revenues                  $657,540   $619,724   $597,784

Energy Costs:
  Electric                          $231,473   $223,177   $212,473
  Gas                                 38,135     33,859     37,330
                                    --------   --------   --------
    Total Energy Costs               269,608    257,036    249,803
                                    --------   --------   --------
       Gross Margin                 $387,932   $362,688   $347,981
                                    ========   ========   ========

Gross Margin by Division:
  Electric                          $308,873   $283,827   $278,946
  Gas                                 32,540     33,517     25,242
  Water                               46,519     45,344     43,793
                                    --------   --------   --------
    Total                           $387,932   $362,688   $347,981
                                    ========   ========   ========

          The causes for significant changes in specific lines comprising the results of operations are provided (dollars in thousands):

                                      1997        1996        1995
                                    --------   --------   --------
ELECTRIC OPERATING REVENUES         $540,346    $507,004    $491,419
       Increase                     $ 33,342    $ 15,585
       Percentage Increase               6.6%        3.2%

          The increase in electric operating revenues during 1997 was attributable primarily to increased demand of 177,815 MWH as a result of continued growth in the service area. The 1996 increase also generally followed the regional increase in customers.

                                      1997       1996      1995
                                    --------   --------   --------
GAS OPERATING REVENUES              $70,675    $67,376    $62,572
     Increase                       $ 3,299    $ 4,804
     Percentage Increase                4.9%       7.7%

          Gas operating revenues increased in 1997 as a result of increased throughput of 199,698 decatherms attributable primarily to customer growth of 4,980 new customers. Similarly, 1996 revenues increased due to improved sales and continued customer growth.

                                      1997       1996      1995
                                    --------   --------   --------
WATER OPERATING REVENUES            $46,519    $45,344    $43,793
     Increase                       $ 1,175    $ 1,551
     Percentage Increase                2.6%       3.5%

          An increase of 1,941 water customers in 1997 contributed to the growth in revenues. An increase of 1,635 customers accounted for improved revenues in 1996.

                                 1997          1996          1995
                               --------      --------      --------
PURCHASED POWER              $  130,612     $  122,272    $  119,464
    Increase                 $    8,340     $    2,808
    Percentage Increase             6.8%           2.4%

    MWH Purchased             3,836,975      3,829,534     3,528,364
    Increase                      7,441        301,170
    Percentage Increase             0.2%           8.5%

    Average Cost             $    34.04     $    31.93    $    33.86

          The cost of purchased power increased in 1997 as a result of significantly higher prices because of the reduced availability of hydropower. As a result, the Company only slightly increased the volume of electricity purchased, and instead increased its generation to meet the growing demand.
1996 costs exceeded 1995 costs as a result of increased volume offset by reduced cost per kwh due to the increased availability of inexpensive hydro electric power from the northwest.

                                         1997          1996        1995
                                       --------      --------    --------
FUEL FOR POWER GENERATION             $  100,861   $ 102,601   $   84,878
    Increase (decrease)                  ($1,740)  $  17,723
    Percentage Increase (decrease)          (1.7)%      20.9%

    Power Generated (MWH)              4,859,203    4,668,598   4,195,433
    Increase                             190,605      473,165
    Percentage Increase                      4.1%        11.3%

    Average Cost of Generation Fuel   $    20.76   $    21.98  $    20.23

          The cost of fuel for generation decreased slightly in 1997. This resulted from a reduction in the cost of fuel due to the Company's purchase of lower-cost spot coal and the operation of Pinon using natural gas. These decreases were partially offset by the requirement to increase generation to meet continued growth. The increase in cost in 1996 is primarily attributable to an increase in the cost of natural gas as well as an increase in the total generation necessary to meet growth.

                                      1997          1996        1995
                                    --------      --------     --------
GAS PURCHASED FOR RESALE         $    38,127   $    33,899  $    35,864
    Increase (decrease)          $     4,228       ($1,965)
    Percentage Increase
     (decrease)                         12.5%         (5.5)%

    Decatherms Purchased          14,194,641    13,031,000   10,955,666
    Increase                       1,163,641     2,075,334
    Percentage Increase                  8.9%         18.9%

    Average Cost                 $      2.68   $      2.61  $      3.27

          The cost of gas purchased increased in 1997, consistent with the customer growth in the segment. For 1996, while the Company increased total volume of natural gas purchased, the unit cost of acquiring the gas decreased.

                                            1997      1996      1995
                                          -------   --------  --------
DEFERRAL OF ENERGY COSTS                     $8     ($1,736)   $9,597

     Deferred energy accounting has been eliminated in Nevada with the exception of costs associated with liquid propane gas. All changes in purchased gas, fuel and purchased power are now reflected in current earnings. The 1996 income represents the write-off of the over collected balance at the time of the elimination.

                                             1997       1996        1995
                                           --------   --------    --------
OPERATING EXPENSE                          $120,600   $121,798    $117,619
        Increase (decrease)                ($1,198)   $  4,179
        Percentage Increase (decrease)       (1.0%)        3.6%

     Operating expense for 1997 decreased primarily as a result of merger-related retirement and severance costs incurred in 1996 but not in 1997. These effects were offset by expenses incurred by the Pinon subsidiaries, an accrual for delays in construction of Pinon, increased fuel buyouts and flood related costs.

     1996 operating expenses were up slightly from 1995, excluding the costs of a coal contract buyout of $4 million. 1996 increases in wages and additional water treatment expenses were offset by staff reductions.

                                   1997       1996      1995
                                 -------    -------    ------
MAINTENANCE EXPENSE              $23,387    $20,672    $18,391
        Increase                 $ 2,715    $ 2,281
        Percentage Increase         13.1%      12.4%

          Maintenance expense for 1997 increased primarily as a result of costs incurred for the repair and replacement of facilities damaged during a flood which occurred in January 1997, and for the cost of more extensive plant outages than occurred in 1996.

          1996 maintenance expense increased primarily due to maintenance on the Valmy Power Plant boiler, transmission stations and overhead lines.

                                     1997       1996      1995
                                   -------    -------    -------
DEPRECIATION AND AMORTIZATION      $64,117    $58,118    $55,065
        Increase                   $ 5,999    $ 3,053
        Percentage Increase           10.3%       5.5%

          Depreciation increased in 1997 primarily as a result of new facilities being placed in service. The Chalk Bluff water treatment plant and the Pinon Pine power island were in service in 1997. In addition, the combustion turbines at Clark Mountain received authorization to be utilized for more hours of generation as opposed to peaking units. This reduced the estimated service lives of the units and increased depreciation expense. Continued normal additions to the utility plant contributed to the 1996 increase.


                                         1997      1996      1995
                                       -------    ------    ------
ALLOWANCE FOR OTHER FUNDS USED         $ 5,723    $5,231    $1,245
    DURING CONSTRUCTION
ALLOWANCE FOR BORROWED FUNDS USED
     DURING CONSTRUCTION               $ 4,785    $3,924    $3,412
     Total                             $10,508    $9,155    $4,657
     Increase                          $ 1,353    $4,498
     Percentage Increase                  14.7%     96.6%

     Allowance for funds used during construction (AFUDC) in 1997 exceeds the 1996 level primarily as a result of the Alturas Intertie project. In 1996, the increase was the result of the AFUDC rate being higher than in 1995, combined with higher construction work in process balances for the Alturas Intertie project, the Chalk Bluff water treatment plant and Pinon.

                                         1997      1996      1995
                                       -------   -------   -------
INCOME TAXES                           $40,387   $36,241   $37,370
    Increase (decrease)                $ 4,146   ($1,129)
    Percentage Increase (decrease)        11.4%    (3.0%)

          Operating income taxes increased in 1997 as a result of improved pre-tax income. In 1996, operating income taxes declined due to the deductibility of merger expenses following the termination of the merger. See Footnote 9 for a detailed analysis of income taxes.

                                         1997       1996     1995
                                       -------   -------   -------
TAXES - OTHER THAN INCOME              $19,269    $18,851   $17,725
   Increase                            $   418    $ 1,126
   Percentage Increase                     2.2%       6.4%

          Increases in property, franchise and other taxes are consistent with increases in revenues and utility plant.

                                         1997      1996      1995
                                       -------   -------   -------
OTHER INCOME (EXPENSE) - NET            $   810  $   867   ($3,378)
   Increase (decrease)                     ($57) $ 4,245

     For 1997, other income (expense) did not change significantly.

     For 1996, other income (expense) - net, was significantly higher than 1995. The 1995 amounts include, among other items, non-recurring expense adjustments for transition interest and the customer shared savings program, a change in tax regulations related to the water department trust fund, lower carrying charge income, and a potential overcharge related to facilities.

                                         1997      1996      1995
                                       -------   -------   -------
INTEREST ON LONG-TERM DEBT            $39,609    $37,051    $35,326
   Increase                           $ 2,558    $ 1,725
   Percentage Increase                    6.9%       4.9%

     Interest on long term debt increased, reflecting the effect of interest on debt issued during 1996 for the full year.


                                         1997     1996      1995
                                       -------   -------   -------
OTHER INTEREST CHARGES                  $4,583   $4,579    $1,781
    Change                              $    4   $2,798

          Other interest charges increased in 1996 due primarily to the absence of a 1995 adjustment which related to the removal of interest accruals associated with an IRS audit.

                                         1997      1996      1995
                                       -------   -------   -------
DIVIDENDS ON TRUST ORIGINATED PREFERRED
SECURITIES                              $4,171    $1,749    $   0


     Due to the issuance in the third quarter of 1996 of 8.6% trust originated preferred securities by the Company's subsidiary, Sierra Pacific Power Capital I, preferred dividends on mandatorily redeemable preferred securities increased in 1997.

                                        1997      1996      1995
                                       -------   -------   -------
PREFERRED DIVIDEND REQUIREMENTS        $5,459    $ 6,300   $7,374
    (Decrease)                          ($841)   ($1,074)

     Preferred dividend requirements decreased due to the redemption of Series G preferred stock in June 1996.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

     The table below provides cash construction expenditures and net internally generated cash for 1995 through 1997 (dollars in thousands):

                                             1997       1996       1995      TOTAL
                                           --------   --------   --------   --------
CASH CONSTRUCTION EXPENDITURES             $110,878   $179,101   $133,088   $428,321
                                           ========   ========   ========   ========
Net cash flow from operating activities     145,455    110,666    153,935    410,056
Less cash dividends paid                     75,459     69,559     61,420    206,438
                                           --------   --------   --------   --------
Net internally generated cash              $ 69,996   $ 41,107   $ 92,515   $203,618
                                           ========   ========   ========   ========
Internally generated cash as a
 percentage of cash construction
 expenditures                                    63%        23%        70%        48%

     The Company's estimated construction expenditures for 1998 through 2002 are $571 million. The Company estimates that 45% of its 1998 cash expenditures of $144 million will be provided by internally generated funds, with the remainder being provided by the issuance of long-term and short-term debt.

     The Company has established a $150 million revolving credit facility to finance the construction of the Alturas Intertie. The Company estimates it will utilize approximately $125 million of the facility. During 1998, the Company anticipates receiving $20 million of common equity contribution from Sierra Pacific Resources. The anticipated level of internally generated cash utilized for construction of 45% anticipates that the Company will pay all of its net income in dividends to Sierra Pacific Resources.

CAPITAL STRUCTURE
-----------------

     As of December 31, 1997, the Company had a total of $100 million in credit facilities supporting its commercial paper program. At December 31, 1997, the Company had $75 million of short-term borrowings outstanding, all of which were in commercial paper. The Company's commercial paper is rated P2, A2 by Moody's and Standard & Poor's, respectively.

     As of January 29, 1998, the Company revised its credit facilities resulting in a $150 million credit facility for the Alturas project, and a $50 million revolving credit facility.

     The Company's actual capital structure at December 31, 1997, 1996 and 1995 was as follows (dollars in thousands):

                                   1997                    1996                1995
                                   ----                    ----                ----
Short-Term Debt (1)         $ 75,454      (6%)    $   53,434     (4%)    $   63,208     (5%)
Long-Term Debt               606,889     (42%)       607,287    (44%)       533,524    (43%)
Preferred Stock              121,615      (8%)       121,615     (9%)        86,715     (7%)
Common Equity                639,556     (44%)       606,896    (43%)       567,383    (45%)
                            --------     ---      ----------   ----      ----------   ----
                            1443,514    (100%)    $1,389,232   (100%)    $1,250,830   (100%)
                            ========    ====      ==========   ====      ==========   ====

     (1)  Including current maturities of long-term debt and preferred stock.

     The indenture under which the Company's first mortgage bonds are issued prescribes certain coverage ratios that must be met before additional bonds may be issued. At December 31, 1997, these coverage provisions would allow for the issuance of approximately $438.6 million in additional first mortgage bonds at an assumed interest rate of 8%. The indenture also limits the amount of first mortgage bonds which the Company may issue to 60 percent of unfunded property plus the amount of any previously issued bonds which have since been retired. Based on certifications to the trustee as of December 31, 1997, these indenture provisions would have allowed for the issuance of approximately $438 million in additional first mortgage bonds. The company's long-term debt is rated A3, A-by Moody's and Standard & Poor's, respectively. The Company's pre-tax interest coverages for 1997, 1996 and 1995 were 3.60, 3.50 and 3.78, respectively.

     In December 1996, the Company registered $35 million of collateralized debt
securities.   No securities  have been issued to date.

     On November 18, 1997 SPPC's board of directors declared a common dividend of $18.0 million, payable February 1, 1998, and a preferred dividend of $1.4 million payable March 1, 1998. On February 24, 1998 the SPPC board declared both a common dividend of $19.0 million and preferred dividends of $1.4 million, payable May 1, and June 1, 1998, respectively.

NEVADA MATTERS
--------------

     The Nevada Legislature passed Assembly Bill 366 during the 1997 legislative session. This law provides for restructuring the electric utility industry in Nevada. The PUCN is currently holding hearings and workshops necessary to comply with and implement the law. SPPC expects the PUCN to reach final decisions on implementing the natural gas and electric provisions of AB 366 by the end of 1998. Compliance filings are expected to be due during the first quarter of 1999.

     On October 21, 1997, the PUCN issued an order instituting investigation which provided a guide of how it intended to address the various aspects of electric restructuring. As a result of the PUCN order, hearings are expected to identify and unbundle services; designate services as non-competitive, competitive or potentially competitive; determine price and non-price terms and conditions; establish licensing requirements; set up and define affiliate requirements; address stranded cost and market power issues; develop standards related to consumer protection; and identify the provider of last resort and develop compliance plans.

     The Company is committed to purchase certain power from Qualifying Facilities (QF's) which is priced higher than its other supply sources. However, Nevada law integrates the requirement to include power generated from renewable sources. These QF contracts are priced favorably compared to other renewable sources.

     The Company has been actively participating in all hearings and workshops related to electric and gas restructuring. At this time, it is too early to predict how the outcome of the process will impact the Company.

CALIFORNIA MATTERS
------------------

     On September 24, 1996, the Governor of California signed into law a bill restructuring California's electric services industry and reforming regulation. That bill provided for the restructuring of the electric industry beginning January 1, 1998. The law included creation of an Independent System Operator
(ISO) to efficiently operate the State's transmission system and ensure comparable access for power suppliers. It also created a Power Exchange (PX) to function as a spot market for electricity. Over time, the law will provide customers direct access to alternative suppliers. Utility provisions of performance-based ratemaking will be applied to remaining regulated distribution services. Stranded costs will be recovered through a separate competitive transition charge on customers' bills.

     On May 6, 1997, the California Public Utilities Commission (CPUC) issued an order implementing portions of the California restructuring bill signed into law in September 1996. Beginning on March 31, 1998, all investor-owned utilities, including Sierra, must offer all customers direct access. Under the order, customers may choose to continue to take service from their incumbent utility at tariffed rates, purchase energy from marketers or contract directly with a generator.

     On June 27, 1997, the Company filed with the CPUC its transition plan which addresses the Company's cost recovery and rate unbundling proposal during the transition period (1998-2001) and contains a description of its transmission system and constraints. On October 1, 1997, the Company filed supplemental testimony to its plan which distinguished its position from that of Pacific Gas and Electric, Southern California Edison and San Diego Gas and Electric (Major Utilities). On December 16, 1997 the CPUC issued a decision on SPPC's transition plan which requires the Company to comply with all of the provisions that apply to the Major Utilities, including a 10% rate reduction for residential and small commercial customers. The Company implemented the rate reduction on January 1, 1998. On January 15, 1998 the Company filed a petition for rehearing on several issues contained in the transition plan decision including the recovery method of the rate reduction.

     On July 1, 1997, the Company filed a direct access implementation (DAI) plan with the CPUC which describes procedures used to offer energy to its direct access customers. The plan is modeled after one developed by the Major Utilities. The plan provides a framework for: the direct access service election process; access to customer information; billing; credit and collections; metering; load profiling; customer service; procedures for aggregation and transmission service. On October 30, 1997, the CPUC issued a decision on DAI plans which approved common tariffs for the Major Utilities. The order also directed the Company to implement its July 1, 1997 DAI filing in the interim until the Company receives approval of tariffs filed in compliance with its transition decision as well as the DAI decision.

     The Company's customer education program (CEP) and budget were approved on August 1, 1997. A separate CEP was requested on May 30, 1997 because of differences between the Major Utilities and the Company's implementation of direct access.

     The Company is still reviewing the compliance requirements associated with this law. At this time, management cannot fully predict how these requirements will impact the Company's electric business in California which represents approximately 6.3% of the Company's kwh retail sales.

FERC MATTERS
------------

     On April 24, 1996, the FERC issued its final rules concerning transmission open access and stranded cost recovery. These were finalized in FERC Orders 888-A and 889. The rules require that public utilities that own and/or control transmission facilities must file tariffs that allow third parties to utilize the transmission facilities on a comparable basis to use by the transmission owners. The transmission provider must provide tariffs that allow third parties to purchase point-to-point transmission service or service that has multiple points of receipt and delivery, much the same as network service. The Orders also require that the transmission provider "unbundle" the transmission rates into a transmission-only rate plus ancillary services for generation and scheduling activities performed by the provider. The purchase of the ancillary services by the customer from the transmission provider is largely optional.

     The Company filed its initial tariffs for open access transmission service by July 9, 1996 as required by FERC Order 888-A. This filing was resolved by a settlement accepted by the Commission on May 28, 1997. On January 3, 1997, the Company's open access online information system (OASIS) became operational in accordance with FERC requirements and can be found on the Internet (http://www.swoasis. com). On July 10, 1997, the Company filed revisions to its open access tariff in compliance with FERC Order 888-A.

     In July 1997, the Company made filings relating to (1) open access transmission; (2) an unexecuted network service agreement with Truckee Donner Public Utility District (TDPUD) (Docket No. ER97-3593-000); and (3) revisions to the open access tariff clarifying how the Company's limited import capacity should be allocated among network transmission customers. In September, 1997 the Company filed a form of service agreement placing itself under its own open access tariff for non-firm and short-term firm point-to-point transmission service and for network integration transmission service. This latter filing was made in compliance with the FERC's omnibus order dated September 2, 1997.

     On October 31, 1997, the FERC issued an order in the above referenced docket (No. ER97-3593-000). That order rejected the proposed tariff revisions without prejudice, requiring that limited transmission capacity be allocated on a first in time basis rather than on a pro-rata share basis as proposed by the Company. The two service agreement dockets were set for hearing on two factual issues: (1) is the Company's transmission system limited to 360 MW of import capacity; and (2) do all of the resources claimed by the Company qualify as network resources? The Company expects these issues to be resolved in 1998.

     On October 2, 1997, the Company filed proposed revisions to its open access tariff to accommodate unbundled retail access transmission service associated with state direct retail access programs. On December 22, 1997, the FERC issued an order modifying, suspending, and setting for hearing these revisions. This docket should also be resolved in 1998.

YEAR 2000 ISSUES
-----------------

     SPPC formed a Year 2000 project team in 1996 to address the Year 2000 issue on all of the Company's business systems. Work has already been completed on several major computer applications and SPPC expects to have all systems fully compliant prior to 2000. The team is also examining all microprocessors that govern the functions of equipment located throughout the service area. This includes the electric transmission and distribution facilities, as well as electric substations, power plants, water treatment facilities and natural gas regulating stations.

     SPPC estimates that the total cost of remediating the Year 2000 issues on its business systems will be approximately $2.8 million, of which $1.4 million has been already incurred. SPPC also has plans in place to address the impact on its embedded systems. However, the cost of that effort has not yet been estimated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                      Page
                                                                                     ------

Reports of Independent Accountants................................................   39, 40

Financial Statements:

      Consolidated Balance Sheets as of December 31, 1997 and 1996................       41
      Consolidated Statements of Income for the Years Ended December 31,
       1997, 1996 and 1995........................................................       42
      Consolidated Statements of Common Shareholder's Equity for the
      Years Ended December 31, 1997, 1996 and 1995................................       43
      Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1997, 1996 and 1995...........................................       44
      Consolidated Statements of Capitalization as of December 31, 1997
       and 1996...................................................................       45

Notes to Consolidated Financial Statements........................................    46-64

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Sierra Pacific Power Company
Reno, Nevada

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, common shareholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the year ended December 31, 1995 were audited by other auditors whose report, dated February 16, 1996, expressed an unqualified opinion on those statements.

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



Reno, Nevada
January 30, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of Sierra Pacific Power Company


We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, cash flows, and shareholder's equity for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Power Company and subsidiaries at December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

San Francisco, California
                               February 16, 1996

                          SIERRA PACIFIC POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                  December 31,
             ASSETS                            1997          1996
             ------                            ----          ----
Utility Plant, at Original Cost:
 Plant in service                            $2,063,269   $1,984,781
  Less accumulated provision for
   depreciation                                 664,490      606,406
                                             ----------   ----------
                                              1,398,779    1,378,375
 Construction work in progress                  202,036      165,939
                                             ----------   ----------
                                              1,600,815    1,544,314
                                             ----------   ----------

Other Investments                                26,791       21,290
                                             ----------   ----------

Current Assets:
 Cash and cash equivalents                        6,920          890
 Accounts receivable less provision for
  Uncollectible accounts: 1997 -
  $1,704; 1996 - $2,196                         104,926       94,782
 Materials, supplies and fuel, at
  average cost                                   25,255       27,586
 Other                                            2,572        3,948
                                             ----------   ----------
                                                139,673      127,206
                                             ----------   ----------
Deferred Charges:
 Regulatory tax asset                            66,563       67,667
 Other regulatory assets                         63,476       67,319
 Other                                           14,924       14,832
                                             ----------   ----------
                                                144,963      149,818
                                             ----------   ----------
                                             $1,912,242   $1,842,628
                                             ==========   ==========
       CAPITALIZATION AND LIABILITIES
       ------------------------------
Capitalization:
 Common shareholder's equity                 $  639,556   $  606,896
 Preferred stock                                 73,115       73,115
 Preferred stock subject to mandatory
  redemption:
 Company-obligated Mandatorily
  Redeemable Preferred Securities of
  the Company's Subsidiary Trust,
  Sierra Pacific Power Capital I,
  holding solely $50 million
  principal amount of 8.6% Junior
  Subordinated Debentures of the
  Company, due 2036                              48,500       48,500
 Long-term debt                                 606,889      607,287
                                             ----------   ----------
                                              1,368,060    1,335,798
                                             ----------   ----------
Current Liabilities:
 Short-term borrowings                           75,000       38,000
 Current maturities of long-term debt
  and redeemable preferred stock                    454       15,434
 Accounts payable                                63,088       53,998
 Accrued interest                                 6,394        6,178
 Dividends declared                              19,365       17,365
 Accrued salaries and benefits                   14,978       11,300
 Other current liabilities                       19,209       21,560
                                             ----------   ----------
                                                198,488      163,835
                                             ----------   ----------
Deferred Credits:
 Accumulated deferred federal income
  taxes                                         162,627      162,438
 Accumulated deferred investment tax
  credits                                        39,873       41,835
 Regulatory tax liability                        40,767       42,870
 Accrued retirement benefits                     37,456       28,624
 Customer advances for construction              38,478       39,429
 Other                                           26,493       27,799
                                             ----------   ----------
                                                345,694      342,995
                                             ----------   ----------
 Commitments and Contingencies (Notes 5
  and 16)                                    $1,912,242   $1,842,628
                                             ==========   ==========
The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                       Year Ended December 31,


                                  1997           1996        1995
                                ---------      ---------   ---------

Operating Revenues:
 Electric                       $540,346       $507,004    $491,419
 Gas                              70,675         67,376      62,572
 Water                            46,519         45,344      43,793
                                --------       --------    --------
                                 657,540        619,724     597,784
                                --------       --------    --------
Operating Expenses:
 Operation:
  Purchased power                130,612        122,272     119,464
  Fuel for power generation      100,861        102,601      84,878
  Gas purchased for resale        38,127         33,899      35,864
  Deferral of energy costs-net         8         (1,736)      9,597

  Other                          120,600        121,798     117,619
 Maintenance                      23,387         20,672      18,391
 Depreciation and Amortization    64,117         58,118      55,065
 Taxes:
  Income taxes                    40,387         36,241      37,370
  Other than income               19,269         18,851      17,725
                                --------       --------    --------
                                 537,368        512,716     495,973
                                --------       --------    --------
Operating Income                 120,172        107,008     101,811
                                --------       --------    --------

Other Income:
 Allowance for other funds
  used during  construction        5,723          5,231       1,245
 Other (expense)income-net           810            867      (3,378)
                                --------       --------    --------
                                   6,533          6,098      (2,133)
                                --------       --------    --------
   Total Income Before
    Interest Charges             126,705        113,106      99,678
                                --------       --------    --------

Interest Charges:
 Long-term debt                   39,609         37,051      35,326
 Other                             4,583          4,579       1,781
 Allowance for borrowed
 funds used during
 construction and
 Capitalized Interest             (4,785)        (3,924)     (3,412)
                                --------       --------    --------
                                  39,407         37,706      33,695
                                --------       --------    --------

Income Before Mandatorily
 Redeemable Preferred
 Securities                       87,298         75,400      65,983
Preferred Dividend
 Requirements of
 Company-Obligated
 Mandatorily Redeemable
 Preferred Securities             (4,171)        (1,749)          -
                                --------       --------    --------
 Income Before Preferred          83,127         73,651      65,983
  Dividends
   Preferred Dividend
    Requirements                  (5,459)        (6,300)     (7,374)
                                --------       --------    --------
Income Applicable to Common
 Stock                          $ 77,668       $ 67,351    $ 58,609
                                ========       ========    ========

The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)




                                                  Year ended December 31,
                                          1997          1996            1995
                                          ----          ----            ----

Common Stock
------------
Balance at Beginning of Year
  and End of Year                        $      4     $      4    $      4

Other Paid-In Capital
---------------------

Balance at Beginning of Year              518,434      482,434     447,106
Additional investment
  by parent company                        27,000       36,000      35,328
                                         --------     --------    --------
Balance at End of Year                    545,434      518,434     482,434
                                         --------     --------    --------
Retained Earnings
-----------------

Balance at Beginning of Year               88,458       84,945      84,167
Income before preferred dividends          83,127       73,651      65,983
Preferred stock dividends declared         (5,459)      (5,879)     (9,205)
Common stock dividends declared           (72,000)     (64,000)    (56,000)
Cost of issuing common stock
  (reimbursement to parent company)            (8)        (259)          -
                                         --------     --------    --------
Balance at End of Year                     94,118       88,458      84,945
                                         --------     --------    --------
Total Common Shareholder's
  Equity at End of Year                  $639,556     $606,896    $567,383
                                         ========     ========    ========

The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              Year Ended December 31,
                                                          1997          1996         1995
                                                          ----          ----         ----
Cash Flows From Operating Activities:
------------------------------------
 Income before preferred dividends                       $  83,127    $  73,651    $  65,983
Non-Cash items included in income:
  Depreciation and amortization                             64,117       58,118       55,065
  Deferred taxes and investment tax credits                 (2,772)       1,233       (2,699)
  AFUDC and capitalized interest                           (10,508)      (9,155)      (4,657)
  Deferred energy costs                                          8       (1,736)       9,597
  Early Retirement and severance amortization                4,551        7,877        2,127
  Merger Costs                                                 (50)       1,909       11,612
  Other non-cash                                            (2,109)       2,803        2,719
Changes in certain assets and liabilities:
  Accounts receivable                                      (10,144)      (3,520)     (15,965)
  Materials, supplies and fuel                               2,331        2,869          935
  Other current assets                                       1,376       (1,602)         820
  Accounts payable                                           9,090      (36,817)      41,260
  Other current liabilities                                  1,543       12,475       (5,814)
  Other - net                                                4,895        2,561       (7,048)
                                                         ---------    ---------    ---------
Net Cash Flows From Operating Activities                   145,455      110,666      153,935
                                                         ---------    ---------    ---------

Cash Flows Used in Investing Activities:
----------------------------------------
 Additions to utility plant                               (147,801)    (203,109)    (144,197)
 Non-cash charges to utility plant                          11,553        9,475        5,059
 Customer refunds for construction                            (951)        (739)        (571)
 Contributions in aid of construction                       26,321       15,272        6,621
                                                         ---------    ---------     --------
  Net cash used for utility plant                         (110,878)    (179,101)    (133,088)
  Disposal of (investment in) subsidiaries and
   other non-utility property-net                           (5,254)         681      (16,950)
                                                         ---------    ---------    ---------
Net Cash Used in Investing Activities                     (116,132)    (178,420)    (150,038)
                                                         ---------    ---------    ---------

Cash Flows From (Used in) Financing Activities:
-----------------------------------------------
 Increase (Decrease) in short-term borrowings               40,583      (16,059)      12,635
 Proceeds from issuance of long-term debt                        -       80,041            -
 Retirement of long-term debt                              (15,417)        (427)     (10,383)
 Decrease in funds held in trust                                 -        9,175       23,058
 Retirement of preferred stock                                   -      (20,400)      (6,800)
 Proceeds from Company-obligated Mandatorily Redeemable          -       48,500            -
  Preferred Securities
 Additional investment by parent company                    27,000       36,000       35,329
 Expenses of external financing                                  -            -          (59)
 Dividends paid                                            (75,459)     (69,559)     (61,420)
                                                         ---------    ---------    ---------
Net Cash (Used in) From Financing Activities               (23,293)      67,271       (7,640)
                                                         ---------    ---------    ---------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                            6,030         (483)      (3,743)
Beginning Balance in Cash and Cash Equivalents                 890        1,373        5,116
                                                         ---------    ---------    ---------
Ending Balance in Cash and Cash Equivalents              $   6,920    $     890    $   1,373
                                                         =========    =========    =========
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
 Cash Paid During Year For:
  Interest                                               $  46,824    $  41,256    $  37,706
  Income taxes                                           $  41,656    $  39,993    $  40,177

The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (DOLLARS IN THOUSANDS)

                                                       December 31,
                                                    1997          1996
                                                 ----------    ----------
Common Shareholder's Equity:
----------------------------
 Common stock, $3.75 par value,
  1,000 shares authorized, issued and
   outstanding                                   $        4    $        4
 Other paid-in capital                              545,434       518,434
 Retained earnings                                   94,118        88,458
                                                 ----------    ----------
      Total Common Shareholder's Equity             639,556       606,896
                                                 ----------    ----------

Cumulative Preferred Stock:
---------------------------
 Not subject to mandatory redemption:
    $50 par value:
     Series A; $2.44 dividend                         4,025         4,025
     Series B; $2.36 dividend                         4,100         4,100
     Series C; $3.90 dividend                        14,990        14,990
    $25 stated value:
     Class A Series 1; $1.95 dividend                50,000        50,000
                                                 ----------    ----------
      Total Preferred Stock                          73,115        73,115

 Company-obligated Mandatorily
  Redeemable Preferred
     Securities of the Company's
      Subsidiary Trust,
     Sierra Pacific Power Capital I,
      holding solely
     $50 million principal amount of
      8.60% Junior
     Subordinated Debentures of the
      Company, due 2036                              48,500        48,500
                                                 ----------    ----------
  Total preferred stock                             121,615       121,615
                                                 ----------    ----------

Long-Term Debt:
---------------
 First Mortgage Bonds:
   Unamortized bond premium and
    discount, net                                     (867)         (906)
 Debt Secured by First Mortgage Bonds:
   2.00% Series Z due 2004                              114           135
   2.00% Series O due 2011                            1,618         1,736
   6.35% Series FF due 2012                           1,000         1,000
   6.55% Series AA due 2013                          39,500        39,500
   6.30% Series DD due 2014                          45,000        45,000
   6.65% Series HH due 2017                          75,000        75,000
   6.65% Series BB due 2017                          17,500        17,500
   6.55% Series GG due 2020                          20,000        20,000
   6.30% Series EE due 2022                          10,250        10,250
   6.95% to 8.65% Series A MTN due 2022             115,000       115,000
   7.10% and 7.14% Series B MTN due 2023             58,000        58,000
   6.83% and 6.86% Series C MTN due 1999             30,000        30,000
   6.62% to 6.83% Series C MTN due 2006              50,000        50,000
   5.90% Series JJ due 2023                           9,800         9,800
   5.90% Series KK due 2023                          30,000        30,000
   5.00% Series Y due 2024                            3,275         3,335
   6.70% Series II due 2032                          21,200        21,200
                                                 ----------    ----------
      Subtotal, excluding current
       portion                                      527,257       527,456
Rate Note:
   Water Facilities Note: maturing 2020              80,000        80,000
 Other, excluding current portion                       499           737
                                                 ----------    ----------
      Total Long-Term Debt                          606,889       607,287
                                                 ----------    ----------

 TOTAL CAPITALIZATION                            $1,368,060    $1,335,798
                                                 ==========    ==========
The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The significant accounting policies for utility operations are as follows:

GENERAL
-------

          Sierra Pacific Power Company (SPPC), a wholly owned subsidiary of Sierra Pacific Resources (SPR), is a regulated public utility engaged principally in the generation, purchase, transmission, distribution, and sale of electric energy. It provides electricity to approximately 287,000 customers in a 50,000 square mile area including Reno, west, central, and northeastern Nevada, and including the cities of Reno, Sparks, Carson City and Elko, and portions of eastern California. SPPC also provides water and gas service in the cities of Reno and Sparks, Nevada, and environs. In 1995, SPPC formed two subsidiaries for the specific purpose of forming a partnership with a subsidiary of General Electric Capital Corporation (GECC) to participate in the construction and operation of the Pinon Pine gasifier facility. These subsidiaries are Pinon Pine Corporation and Pinon Pine Investment Company. They are consolidated into the financial statements of SPPC, with all significant intercompany transactions eliminated. On July 29, 1996, SPPC formed a wholly owned subsidiary, Sierra Pacific Power Capital I (Trust), for the purpose of completing a public offering of trust originated preferred securities. Refer to
Note 4 of the Company's consolidated financial statements for the securities issuance and Note 3 for the Pinon Pine Power Project.

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

          The original cost of plant retired or otherwise disposed of and the cost of removal less salvage are generally charged to the accumulated provision for depreciation. The cost of current repairs and minor replacements is charged to expense when incurred. The cost of renewals and betterments is capitalized.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION AND CAPITALIZED INTEREST
---------------------------------------------------------------------

          SPPC capitalizes, as part of construction costs on utility plant, an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and a reasonable return on other funds used for construction purposes in accordance with rules prescribed by the FERC and the PUCN. AFUDC is capitalized in the same manner as construction labor and material costs, with an offsetting credit to "other income" for the portion representing other funds and as a reduction of interest charges for the portion representing borrowed funds. Recognition of this item as a cost of utility plant is in accordance with established regulatory ratemaking practices. Such practices permit the utility to earn a fair return on, and recover all capital costs in rates charged for utility services. This is accomplished by including such costs in rate base and in the provision for depreciation.

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

          In 1997, the Emerging Issues Task Force (EITF) released Issue 97-4.
In doing so, it reached a consensus that a utility subject to a deregulation plan for its generation business should stop applying SFAS No. 71 to the generating portion of its business no later than the date when a plan with sufficient detail of the effect of the plan is known. EITF 97-4 also reached a consensus that regulatory assets and liability that originated in a portion of the business which is discontinuing its application of SFAS No. 71 should be evaluated on the basis of where (that is, the portion of the business in which) the regulated cash flows to realize and settle them will be derived. The result of the consensus is that there is no elimination of regulatory assets which the deregulatory legislation or rate order specifies collection of, if they are recoverable through a portion of the business which remains subject to SFAS No. 71.

          In conformity with SFAS No. 71, the accounting for the utility business conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by agencies and the commissions of the various locations in which the utility businesses operate.

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

DEFERRAL OF ENERGY COSTS
------------------------

          SPPC has suspended deferred energy accounting in its Nevada (except for the cost of liquid propane gas) and California jurisdictions. Prior to May 1995 (Nevada) and June 1996 (California), SPPC employed deferred energy accounting procedures in its electric and gas operations, as provided by statutes. The intent of these procedures was to capture fluctuations in the cost of purchased gas, fuel and purchased power. Deferred energy accounting required SPPC to record the difference between actual fuel expense and fuel revenues as deferred energy costs. Refer to Note 2 of SPPC's consolidated financial statements.

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

          In September 1997, SPPC filed an application to increase its water prices with the PUCN. Rate changes were requested primarily because of expenditures for the Chalk Bluff Water Treatment Plant, improvements to the Glendale Water Treatment Plant, as well as other improvements required by the federal Safe Drinking Water Act. The application was updated in

December to request a $13.7 million (or 30%) increase. Hearings began in January 1998, with rates expected to be effective in April 1998.

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

          The following schedule reflects SPPC's 50% ownership interest in the jointly-owned electric utility plant at December 31, 1997 (dollars in thousands):

                             Electric     Accumulated    Construction
                    MW        Plant      Provision For     Work In
       Plant     Capacity   In Service   Depreciation      Progress
       -----     --------   ----------   -------------   ------------
      Valmy #1     129      $127,520         $49,642         $173
      Valmy #2     137      $153,917         $48,850         $592

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

NOTE 4.   PREFERRED STOCK

          All issues of preferred stock are superior to common stock with respect to dividend payments (which are cumulative) and liquidation rights. SPPC's Restated Articles of Incorporation, as amended on August 19, 1992, authorize an aggregate total of 11,780,500 shares of preferred stock at any given time.

          The following table indicates the number of shares outstanding and the dollar amount thereof at December 31 of each year. The difference between total shares authorized and the amount outstanding represents undesignated shares authorized but not issued.

                                                1997                    1996                   1995
                                             ---------               ---------              ---------
(dollars in thousands)                 Shares       Amount     Shares       Amount     Shares      Amount
                                      ---------    --------   ---------    --------   ---------    -------
Not Subject to
Mandatory Redemption:
    Series A                             80,500    $  4,025      80,500    $  4,025      80,500    $ 4,025
    Series B                             82,000       4,100      82,000       4,100      82,000      4,100
    Series C                            299,800      14,990     299,800      14,990     299,800     14,990
    Class A Series 1                  2,000,000      50,000   2,000,000      50,000   2,000,000     50,000
                                      ---------    --------   ---------    --------   ---------    -------
         Subtotal                     2,462,300      73,115   2,462,300      73,115   2,462,300     73,115
Subject to Mandatory
  Redemption:
    Series G                                  -           -           -           -     408,000     20,400
    Preferred Securities
     of Sierra Pacific Power          1,940,000      48,500   1,940,000      48,500           -          -
                                      ---------    --------   ---------    --------   ---------    -------
     Capital I

       Total                          4,402,300    $121,615   4,402,300    $121,615   2,870,300    $93,515
                                      =========    ========   =========    ========   =========    =======

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

     On July 29, 1996, Sierra Pacific Power Capital I (the Trust), a wholly-owned subsidiary of the Company, issued $48.5 million (1,940,000 shares) 8.60%
Trust Originated Preferred Securities (the preferred securities).   SPPC owns
all the common securities of the Trust, 60,000 shares totaling $1.5 million (common securities). The preferred securities and the common securities (the Trust Securities) represent undivided beneficial ownership interests in the assets of the Trust. The existence of the Trust is for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from SPPC its 8.60% Junior Subordinated Debentures due July 30, 2036, in a principal amount of $50 million. The sole asset of the Trust is SPPC's Junior
Subordinated Debentures.   SPPC's obligations under the guarantee agreement
entered into in connection with the preferred securities, when taken together with the SPPC's obligation to make interest and other payments on the junior subordinated debentures issued to the Trust, and SPPC's obligations under its Indenture pursuant to which the junior subordinated debentures are issued and its obligations under the declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by SPPC of the Trust's obligations under the Preferred Securities. In addition to retiring the Series G Preferred Stock, proceeds were used to reduce short-term borrowings.

          The Preferred Securities of Sierra Pacific Power Capital I are redeemable only in conjunction with the redemption of the related 8.60% junior subordinated debentures. The junior subordinated debentures will mature on July 30, 2036, and may be redeemed, in whole or in part, at any time on or after July 30, 2001, or at any time in certain circumstances upon the occurrence of a tax event. A tax event occurs if an opinion has been received from tax counsel that there is more than an insubstantial risk that: the Trust is, or will be subject to federal income tax with respect to interest accrued or received on the junior subordinated debentures; the Trust is, or will be subject to more than a de minimis amount of other taxes, duties or other governmental charges; interest payable by SPPC to the Trust on the junior subordinated debentures is not, or will not be, deductible, in whole or in part for federal income tax purposes.

          Upon the redemption of the junior subordinated debentures, payment will simultaneously be applied to redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Subordinated Debentures. The preferred securities are redeemable at $25 per preferred security plus accrued dividends.

NOTE 5.   LONG-TERM DEBT

          Substantially all utility plant is subject to the lien of the SPPC indenture under which the first mortgage bonds are issued.

     A financing agreement in connection with SPPC's $80 million Water Facilities Bonds, maturing in 2020, requires SPCC to maintain a bank letter of
credit agreement.   On July 19, 1996, SPPC converted the interest rate on the
bonds to a daily rate which reduced the letter of credit, trustee fees, and administrative costs. The fees are included in long-term debt interest charges on the Consolidated Statement of Income.

     SPPC issued $80 million principal amount of collateralized Medium-Term Notes, Series C, consisting of ten year non-callable notes, due in 2006, with interest rates ranging from 6.62% to 6.83% and three year non-callable notes, due in 1999, with interest rates ranging from 6.83% to 6.86%. For all notes, interest is payable in semi-annual payments. The proceeds to SPPC from the sales of the notes were to reduce short-term debt and were used to fund construction projects.

     In December 1996, SPPC registered an additional $35 million of collateralized debt securities. The net proceeds to SPPC from the sale of these notes will be used for general corporate purposes including, but not limited to: the acquisition of property; the construction, completion, extension or improvement of facilities; or discharge or refunding of obligations, including
short-term borrowings.   As of December 31, 1997, SPPC has not yet issued these
securities.

     On June 30, 1997, SPPC redeemed $15 million 6.5% First Mortgage Bonds which had been included in the current liability portion of the consolidated balance sheet.

     SPPC's aggregate annual amounts of maturities for long-term debt for each
fiscal year ended 1998 through 2002 are shown below   (dollars in thousands):

                1998            $500
                1999          30,500
                2000             300
                2001             200
                2002             200

NOTE 6.      TAXES

     The following reflects the composition of taxes on income (dollars in thousands):


                                             1997      1996       1995
                                          --------   --------   --------
Federal:
   Taxes estimated to be currently
    Payable                                $40,574    $33,070    $39,150

   Deferred taxes related to:
    Excess of tax depreciation over
           book depreciation                 3,997      5,217      9,237
    Deferral of energy costs
           deducted currently for tax
           purposes-net                         (3)      (307)    (4,112)
    Contributions in aid of
           construction and customer
           Advances                         (3,966)    (2,917)    (1,798)
    Avoided interest capitalized            (1,578)    (3,124)      (569)
    Costs of abandoned merger                  301      4,359       (776)
    Other-net                                  712        (33)    (2,739)
    Net amortization of investment tax
           Credit                           (1,962)    (1,961)    (1,942)
State (California)                             801        754        688
                                          --------   --------   --------

           Total                           $38,876    $35,058    $37,139
                                          ========   ========   ========
As Reflected in Statements of Income:
    Federal income taxes                    39,586     35,487     36,682
    State income taxes                         801        754        688
                                          --------   --------   --------
          Operating Income                  40,387     36,241     37,370
    Other income-net                        (1,511)    (1,183)      (231)
                                          --------   --------   --------
          Total                            $38,876    $35,058    $37,139
                                          ========   ========   ========

          The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (dollars in thousands):

                                          1997        1996        1995
                                        --------    --------    --------
Income before preferred dividends       $ 83,127    $ 73,651    $ 65,983
Total income tax expense                  38,876      35,058      37,139
                                        --------    --------    --------
                                         122,003     108,709     103,122
Statutory tax rate                            35%         35%         35%
                                        --------    --------    --------
Expected income tax expense               42,701      38,048      36,093
Depreciation related to difference
  in cost basis for tax purposes           1,591       2,456       2,394
Allowance for funds used during
  construction - equity                   (1,912)     (1,831)       (540)
Tax benefit from the disposition
  of assets                                 (569)     (1,130)     (1,427)
ITC amortization                          (1,962)     (1,961)     (1,942)
Other-net                                   (973)       (524)      2,561
                                        --------    --------    --------
                                        $ 38,876    $ 35,058    $ 37,139
                                        ========    ========    ========

Effective tax rate                          31.9%       32.2%       36.0%
                                        ========    ========    ========

ACCUMULATED DEFERRED FEDERAL INCOME TAXES
-----------------------------------------

          The net accumulated deferred federal income tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (dollars in thousands):

                                             1997       1996       1995
                                           --------   --------   --------
Accumulated Deferred Federal
 Income Tax Liabilities:
   AFUDC                                   $  7,174   $  5,745   $  4,459
   Bond redemptions                           6,423      6,690      7,184
   Excess of tax depreciation over
     book depreciation                      154,240    142,441    136,067
   Tax benefits flowed through
     to customers                            66,563     67,667     69,610
   Other                                      5,853      7,532      5,403
                                           --------   --------   --------
 Total                                      240,253    230,075    222,723
                                           --------   --------   --------
Accumulated Deferred Federal
 Income Tax Assets:
   Avoided interest capitalized              13,819     12,241      9,117
   Contributions in aid of
     construction and customer advances      30,697     25,980     23,102
   Unamortized investment tax credit         21,471     22,527     23,583
   Other                                     11,639      6,890      7,949
                                           --------   --------   --------
 Total                                       77,626     67,638     63,751
                                           --------   --------   --------
Accumulated Deferred Federal Income Taxes  $162,627   $162,437   $158,972
                                           ========   ========   ========

          SPPC's balance sheets contain a net regulatory tax asset of $25.8 million at year-end 1997 and $24.8 million at year-end 1996. The net regulatory asset consists of future revenue to be received from customers (a regulatory tax asset) of $66.6 million at year-end 1997 and $67.7 million at year-end 1996, due to flow-through of the tax benefits of temporary differences. Offset against these amounts are future revenues to be refunded to customers (a regulatory tax liability), consisting of $19.3 million at year-end 1997 and $20.3 million at year-end 1996, due to temporary differences which arose from liberalized depreciation at tax rates which were in excess of current tax rates, and $21.5 million at year-end 1997 and $22.5 million at year-end 1996 due to temporary differences caused by the investment tax credit. The regulatory tax liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory tax liability for temporary differences caused by the investment tax credit will be amortized ratably in the same fashion as the accumulated deferred investment credit.

NOTE 7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The December 31, 1997 carrying amount for cash, cash equivalents, current assets, accounts payable, current liabilities, and construction trust funds approximates fair value due to the short-term nature of these instruments.

          The total fair value of SPPC's long-term debt at December 31, 1997, is estimated to be $640.4 million (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $619.1 million at December 31, 1996.

NOTE 8.   SHORT-TERM BORROWINGS

          In 1995, SPPC replaced its lines-of-credit arrangements with an $80 million revolving credit facility, which expired on December 29, 1997. At that time, the Company replaced this line with various credit facilities totaling $100 million. As of January 29, 1998, SPPC revised its credit facilities resulting in a $150 million credit facility for the Alturas project and a $50 million revolving credit facility. SPPC pays the lender a facility fee on the commitment quarterly, in arrears, based on SPPC's First Mortgage Bond rating. Facility fees for 1997 and 1996 were approximately $101,000 for each year.

          At December 31, 1997, SPPC's short-term borrowings of $75.0 million were comprised entirely of commercial paper at an average interest rate of 6.12%. At December 31, 1996, SPPC had $38.0 million of commercial paper at an average interest rate of 5.65%.

          The other subsidiaries of SPPC have no outstanding short-term borrowings at this time.

NOTE 9.   DIVIDENDS

          The Restated Articles of Incorporation of SPPC and the indentures relating to the various series of its First Mortgage Bonds contain restrictions as to the payment of dividends on its common stock. Under the most restrictive of these limitations, approximately $78.7 million of retained earnings were available at December 31, 1997 for the payment of common stock cash dividends.

NOTE 10.  RETIREMENT PLAN

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

          In April 1995, SPPC offered an early retirement plan to non-bargaining unit employees age 50 and older with at least 15 years of credited service as of January 1, 1996 and whose age and credited years of service equaled at least 70. The present value of termination costs relating to the 112 employees who accepted the offering was originally recorded in 1995 at $16.8 million, but was revalued at $12.8 million during 1996 due to a revision in the measurement date. These termination costs were fully deferred, as a regulatory asset, as of December 31, 1995. During 1996, SPPC began amortizing the termination costs by recognizing expense for both 1995 and 1996. SPPC is using a ten-year amortization period for these costs, consistent with the treatment of previous early retirement programs.

          The following table sets forth a reconciliation of the funded status of the plan with amounts included in SPPC's consolidated balance sheets as of December 31, 1997 and 1996 (dollars in thousands):

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

          Net periodic pension expense for 1997, 1996 and 1995 included the following components (dollars in thousands):

                                            1997               1996                 1995
                                         --------            --------            ---------
Service cost                             $  5,825            $  6,652             $  6,320
Interest cost                              11,920              11,778               10,380
Actual gain on plan assets                (31,617)            (19,954)             (33,248)
Net amortizations and deferrals            17,564               7,736               23,518
Costs associated with 1995
  early retirement plan                         -                   -               12,825
                                         --------            --------            ---------
Net periodic pension cost as
 Determined under SFAS No. 87               3,692               6,212               19,795
Amount expensed (deferred) under
  SFAS No. 71 - net                         2,599               3,882              (11,509)
                                         --------            --------            ---------
Net periodic pension expense
  Recognized                             $  6,291            $ 10,094             $  8,286
                                         ========            ========             ========
Amount charged to operating expense      $  4,188            $  6,769             $  5,416
                                         ========            ========             ========
Amount charged to utility plant
 and clearing accounts                   $  2,103            $  3,325             $  2,870
                                         ========            ========             ========

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

          The amount deferred under SFAS No. 71 represents the SFAS No. 88 costs arising from the 1989, 1992 and 1995 early retirement programs. Pursuant to PUCN directive and prior precedent, costs for the 1989, 1992 and 1995 programs are being amortized over 10 years and are summarized as follows (dollars in thousands):

                                           1997      1996       1995
                                         -------   -------   ----------
SFAS No. 88 costs associated with
 the 1995 early retirement program       $     -   $    -     $(12,825)
Amortization of 1995 early
 retirement program                        1,283     2,566           -
Amortization of 1992 early
 retirement program                          574       574         574
Amortization of 1989 early
 retirement program                          742       742         742
                                         -------    ------    --------
Net amount expensed (deferred)
 under SFAS No. 71                        $2,599    $3,882    $(11,509)
                                         =======    ======    ========


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

NOTE 11.  POSTRETIREMENT BENEFITS

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

          Net periodic postretirement benefit expense for 1997, 1996 and 1995 included the following components (dollars in thousands):

                                                  1997               1996                  1995
                                               ----------         ----------            ----------
Service cost
                                               $  2,440             $ 2,587              $ 2,448
Interest cost                                     5,597               5,269                4,479
Actual gain on plan assets                       (4,996)             (1,942)              (3,891)
Net amortizations and deferrals                   2,030                 (94)               2,111
Amortization of transition
 Obligation over 20 years                         2,464               2,464                2,838
Costs associated with 1995 early
  Retirement plan                                     -                   -                8,047
                                               ----------         ----------            ----------
Net periodic postretirement
  benefit Cost determined
  under SFAS No. 106                              7,535               8,284               16,032
Amount expensed (deferred) under
  SFAS No. 71 - net                                 805               2,044               (7,086)
                                               ----------         ----------            ----------
Net periodic postretirement
  expense Recognized                             $8,340             $10,328               $8,946
                                               ==========         ==========            ==========

Amount charged to
  operating expense                              $5,547             $ 6,903               $6,108
                                               ==========         ==========            ==========
Amount charged to utility
  plant and Clearing accounts                    $2,793             $ 3,425               $2,838
                                               ==========         ==========            ==========

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

The following schedule summarizes the amortization of the deferred costs (dollars in thousands):

                                          1997           1996           1995
                                       ----------     ----------     ----------
SFAS No. 106 costs deferred             $  -           $    -         $(8,047)
Amortization of 1995 early
  Retirement program                     805            1,610               -
Amortization of 1993 deferred costs        -              434             961
                                        ----           ------         -------

Net amount expensed (deferred) under
  SFAS No. 71                           $805           $2,044         $(7,086)
                                        ====           ======         =======

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

NOTE 12.  POSTEMPLOYMENT BENEFITS

          During 1995, SPPC offered a severance program to non-bargaining-unit employees which provided both severance pay and medical benefits continuation totaling $7.0 million and $0.5 million, respectively. These costs were deferred as a regulatory asset as of December 31, 1995. SPPC began amortization of these costs during 1996 over a ten-year period consistent with the period used for pension and postretirement benefits. There was no remaining liability for unpaid severance and benefits at December 31, 1997 or 1996.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

          SPPC's estimated cash construction expenditures for the year 1998 and the five-year period 1998-2002 are $151.1 million and $571.1 million, respectively.

          Several of SPPC's purchased power, gas supply and pipeline capacity, and coal supply contracts contain minimum volume provisions, which SPPC is either meeting or exceeding. SPPC anticipates continuing to meet or exceed them in the future. Estimated future commitments under non-cancelable agreements with initial terms of one year or more at December 31, 1997 were as follows (in thousands of dollars):

               1998                     $170,700
               1999                      148,900
               2000                      104,900
               2001                       83,800
               2002                       82,300
               After 2002 to 2009        425,800

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

          Estimated future minimum lease commitments (including the corporate headquarters building described above) under non-cancelable operating leases with initial terms of one year or more at December 31, 1997 were as follows (in thousands of dollars):

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
                                             =======

          SPPC has no material capital lease commitments.

          See Notes 1, 5, 7, and 13 of SPPC's consolidated financial statements for additional commitments and contingencies.

NOTE 14.  SEGMENT INFORMATION

  Information related to the segments of SPPC's business is detailed below (dollars in thousands):

December 31, 1997         Electric         Gas           Water          Total
-----------------       ------------   -----------    -----------    -----------
Operating Revenues       $  540,346     $ 70,675       $ 46,519       $  657,540
                         ==========     ========       ========       ==========
Operating Income         $   99,671     $ 10,057       $ 10,444       $  120,172
                         ==========     ========       ========       ==========
Depreciation             $   52,239     $  4,531       $  7,347       $   64,117
                         ==========     ========       ========       ==========
Capital Expenditures     $  105,531     $ 12,191       $ 30,079       $  147,801
                         ==========     ========       ========       ==========
Identifiable Assets:
 Net Utility Plant       $1,228,872     $111,606       $260,337       $1,600,815
 Other                   $  152,877     $ 15,524       $ 12,945       $  181,346
Other Utility Assets              -            -              -       $  130,081
                         ----------     --------       --------       ----------
Total Assets             $1,381,749     $127,130       $273,282       $1,912,242
                         ==========     ========       ========       ==========

December 31, 1996         Electric         Gas           Water          Total
-----------------       ------------   -----------    -----------    -----------
Operating Revenues       $  507,004     $ 67,376       $ 45,344       $  619,724
                         ==========     ========       ========       ==========
Operating Income         $   86,428     $ 11,035       $  9,545       $  107,008
                         ==========     ========       ========       ==========
Depreciation             $   47,797     $  4,223       $  6,098       $   58,118
                         ==========     ========       ========       ==========
Capital Expenditures     $  158,482     $ 10,798       $ 33,829       $  203,109
                         ==========     ========       ========       ==========
Identifiable Assets:
 Net Utility Plant       $1,183,727     $104,427       $256,160       $1,544,314
 Other                   $  140,852     $ 13,270       $ 12,653       $  166,775
Other Utility Assets              -            -              -       $  131,539
                         ----------     --------       --------       ----------
Total Assets             $1,324,579     $117,697       $268,813       $1,842,628
                         ==========     ========       ========       ==========

December 31, 1995         Electric         Gas           Water          Total
-----------------       ------------   -----------    -----------    -----------
Operating Revenues       $  491,419     $ 62,572       $ 43,793       $  597,784
                         ==========     ========       ========       ==========
Operating Income         $   87,825     $  5,041       $  8,945       $  101,811
                         ==========     ========       ========       ==========
Depreciation             $   45,361     $  4,019       $  5,685       $   55,065
                         ==========     ========       ========       ==========
Capital Expenditures     $   99,537     $ 13,318       $ 31,342       $  144,197
                         ==========     ========       ========       ==========
Identifiable Assets:
 Net Utility Plant       $1,076,126     $ 98,367       $238,308       $1,412,801
 Other                   $  146,392     $ 11,505       $  7,723       $  165,620
Other Utility Assets              -            -              -       $  151,397
                         ----------     --------       --------       ----------
Total Assets             $1,222,518     $109,872       $246,031       $1,729,818
                         ==========     ========       ========       ==========

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following represents unaudited quarterly financial data (dollars in thousands):

                                                                      Quarter Ended
                                                                      --------------
                                       March 31, 1997      June 30, 1997       Sept. 30, 1997      Dec. 31, 1997
                                       -------------------------------------------------------------------------
Operating Revenues                      $171,858            $154,817            $159,783            $171,082
                                        ========            ========            ========            ========

Operating Income                        $ 32,292            $ 26,637            $ 29,194            $ 32,049
                                        ========            ========            ========            ========

Income Before Preferred
  Dividends                             $ 24,400            $ 18,380            $ 20,142            $ 20,205
                                        ========            ========            ========            ========

Income Applicable to
  Common Stock                          $ 21,992            $ 15,972            $ 18,777            $ 20,927
                                        ========            ========            ========            ========

                                                                      Quarter Ended
                                                                      --------------
                                       March 31, 1996      June 30, 1996       Sept. 30, 1996      Dec. 31, 1996 (1)
                                       -----------------------------------------------------------------------------
Operating Revenues                      $162,154            $147,376            $158,682            $151,512
                                        ========            ========            ========            ========

Operating Income                        $ 28,665            $ 23,180            $ 32,089            $ 23,074
                                        ========            ========            ========            ========

Income Before Preferred Dividends       $ 20,114            $ 15,896            $ 23,482            $ 14,159
                                        ========            ========            ========            ========

Income Applicable to
  Common Stock                          $ 18,329            $ 14,391            $ 21,803            $ 12,828
                                        ========            ========            ========            ========

(1)  Reflects $13 million Nevada electric revenue refund.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

(a)  DIRECTORS

          The following is a listing of all the current directors of SPPC and their ages as of December 31, 1997. There are no family relationships among them. Directors serve one year terms ending at the annual meeting each May, or until a successor has been elected and qualified.

Edward P. Bliss, 65

          Partner, Loomis, Sayles & Company, Inc., an investment counsel firm in Boston, Massachusetts. He is also a Director of Seaboard Petroleum, Midland, Texas. Mr. Bliss has served as Director of SPPC since 1992 and of SPR since 1991.

Krestine M. Corbin, 60

          President and Chief Executive Officer of Sierra Machinery, Incorporated since 1984 and a director of that company since 1980. She
     also serves on the Twelfth Federal Reserve Bank District Board.   Ms.
     Corbin has served as a Director of SPPC since 1992 and of SPR since 1989.

Theodore J. Day, 48

          Senior Partner, Hale, Day, Gallagher Company, a real estate brokerage and investment firm. Mr. Day has served as a Director of SPPC since 1986 and of SPR since 1987.

Harold P. Dayton, Jr., 75

          Retired President of Dayton's Furniture, Inc. Mr. Dayton has served as a Director of SPPC since 1967 and of SPR since 1983.

James R. Donnelley, 62

          Vice Chairman of the Board, R.R. Donnelley & Sons Company, since July 1990. He was Group President, Corporate Development from June 1987 to July 1990 and Group President, Financial Printing Services Group from January 1985 to January 1988 for R.R. Donnelley and Sons Company. He has been a Director of that Company since 1976. He is also a Director of Pacific Magazines & Printing Limited and Director and Chairman of National Merit Scholarship Corporation. Mr. Donnelley has served as a Director of SPPC since 1992 and of SPR since 1987.

Richard N. Fulstone, 70

          President and General Manager of R.N. Fulstone Company since 1957 and President and General Manager, F.M. Fulstone, Inc., since 1982. Both companies engage in farming, cattle ranching and investments. Mr. Fulstone has served as a Director of SPPC since 1992 and of SPR since 1986.

Walter M. Higgins, 53, former Chairman, President and Chief Executive Officer

          Mr. Higgins served as Chairman, President and Chief Executive Officer of the Company from February 1994 to January 1998. He also served as Chairman, President and Chief Executive Officer of SPR from January 1994 to January 1998. Previously, Mr. Higgins was President and Chief Operating Officer of SPPC from November 1993 to January 1994. Before joining the Company, Mr. Higgins served as President and Chief Operating Officer of Louisville Gas and Electric Company from 1991 to November 1993. Mr. Higgins is also a Director of Aegis Insurance Services, Inc. and Utilix, Inc. Mr. Higgins resigned in January, 1998.

Malyn K. Malquist, 45, Chairman, President and Chief Executive Officer

          Mr. Malquist was elected President and Chief Executive Officer of the Company and SPR on January 14, 1998, succeeding Mr. Higgins. In February, 1998, Mr. Malquist was elected to the additional position of Chairman for both the Company and SPR. Prior to his recent appointment, he was Sr. Vice President - Distribution Services Business Group and Principal Operations Officer since August of Mr. Malquist served as Senior Vice President and Chief Financial Officer of the Company and SPR when he joined the Company in 1994. Prior to joining the Company, he was with San Diego Gas and Electric, where since 1978 he held various financial positions, including Treasurer in 1990 and Vice President in 1993.

James L. Murphy, 68

          Certified Public Accountant and retired partner of and consultant to Grant Thornton L.L.P., an international accounting and management consulting firm. He is the owner, independent trustee and general partner of several real estate development projects and numerous rental properties. He is also a retired Colonel of the United States Air Force Reserve. Mr. Murphy has served as a Director of SPPC since 1990 and of SPR since 1992.

Ronald K. Remington, 55

          President, Great Basin College since June 1989. He was previously Vice President of Instruction at Truckee Meadows Community College. Dr. Remington received his Ph.D. in psychology from the University of Nevada, Reno. Dr. Remington has served as a Director of SPPC since December 1991.

Dennis E. Wheeler, 55

          Chairman, President and Chief Executive Officer of Coeur d'Alene Mines Corporation since 1986. Mr. Wheeler has served as a Director of SPPC since 1992 and of SPR since 1990.

Robert B. Whittington, 71

          Retired newspaper executive; former President, Gannett West Newspaper Group; Director, Gannett Company, Inc.; and former publisher, Reno Gazette and Nevada State Journal. Mr. Whittington has served as a Director of both SPPC and SPR since 1985.

          All of the present Directors, with the exception of Dr. Remington, are Directors of SPR. Messrs. Malquist and Murphy are Directors of Lands of Sierra, Inc.; Messrs. Dayton and Malquist are Directors of Sierra Gas Holdings Company and Sierra Energy Company dba ethree; Messrs. Day and Malquist are Directors of Tuscarora Gas Pipeline Company; Ms. Bennion and Mr. Malquist are Directors of Sierra Energy Company, dba e-three; and Mr. Malquist is Director of Sierra Water
Development Company, Pinon Pine Corp., and Pinon Pine Investment Co.   All of
the above listed companies are affiliates of SPPC.

          (b)  EXECUTIVE OFFICERS

          The following are current executive officers and their ages as of December 31, 1997. There are no family relationships among them. Officers serve a term which extends to and expires at the meeting of the Board of Directors in May of each year or until a successor has been elected and qualified.

Walter M. Higgins, 53, former President and Chief Executive Officer

          See description under Item 10(a), "Directors", page 66.

Malyn K. Malquist, 45, President and Chief Executive Officer

          See description under Item 10(a), "Directors" , page 66.

William E. Peterson, 50, Senior Vice President, General Counsel and Corporate Secretary

          Mr. Peterson was elected to his present position in January 1994, and holds the same position with the Company's parent, SPR. He was previously Senior Vice President, Corporate Counsel from July 1993 to January 1994. Prior to joining the Company in 1993, he served as General Counsel and Resident Agent for SPR since 1992, and as a partner in the Woodburn and Wedge Law Firm since 1982.

Mark A. Ruelle, 36, Senior Vice President, Chief Financial Officer and Treasurer

          Mr. Ruelle was elected to his present position March 1, 1997 and holds the same position with the Company's parent, SPR. Prior to joining the Company, Mr. Ruelle was President of Westar Energy, a subsidiary of Western Resources, Inc. in 1996, and before that served as Vice President, Corporate Development for Western Resources in 1995. Mr. Ruelle was with Western Resources since 1987 and served in numerous positions in regulatory affairs, treasury, finance, corporate development, and strategy planning.

Gerald W. Canning, 49, Vice President, Restructuring Group

          Mr. Canning was appointed to his current position in January, 1998. Prior to this, since November, 1996, he served as Vice President, Power Production and Fuels. He also served as President of Tuscarora Gas Pipeline Company, an affiliate of the Company, from 1995 to 1996. Mr. Canning has been with the Company since 1968, and served in the positions of Vice President - Electric Production and Fuels Business; Vice President and General Manager - Wholesale Energy Business; Vice President - Wholesale Electric Business; Vice President - Electric Operations; and Vice President
     - Electric Resources.

Jeffrey C.  Ceccarelli, 43, Vice President - Distribution Services

          Mr. Ceccarelli was elected to his current position in February, 1998. Prior to this, he served as Executive Director, Distribution Services. From January 1996 through January 1998, Mr. Ceccarelli was Director, Customer Operations. A civil engineer, Mr. Ceccarelli has been with the Company since 1972 and has held numerous management positions in operations, customer service, design and engineering.

Randy Harris, 44, Vice President, Energy Marketing Services Business Group

          Mr. Harris was elected to his current position in November 1996. His prior management positions include: General Manager, Transmission Services Business Group; Director of Wholesale Business; Director of Operations, Tuscarora Gas Pipeline; and Manager, Electric Operations. Mr. Harris joined the Company in 1974.

Steven C. Oldham, 47, Vice President - Transmission Business Group and Strategic Development

          Mr. Oldham was elected to his current position in November 1996. His previous executive positions include Vice President - Strategic Development; Vice President - Information Resources, Corporate Redesign and Merger Transaction; Vice President - Regulation and Treasurer; and Treasurer and Director of Finance. Mr. Oldham has been with the Company since 1976.

Victor H. Pena, 49, Vice President - Technology, Information Services and Business Development

          Mr. Pena was elected to his present position in August 1996. His previous executive positions with the Company include: Vice President - Business Development and Treasurer; and Vice President - Business Development and Acting Treasurer. Prior to joining the Company, he was Director of Financial Planning and Budget with Louisville Gas and Electric Company, from 1991 to May 1994. Mr. Pena is also Vice President, Business Development, of the Company's parent, SPR.

Mary O. Simmons, 42, Controller

          Ms. Simmons was elected to her current position in June 1997. Her previous positions include: Director, Water Policy and Planning; Director, Budgets and Financial Services; and Assistant Treasurer, Shareholder Relations for SPR. Ms. Simmons, a certified public accountant, has been with the Company since 1985.

Mary Jane Willier, 51, Vice President, Human Resources

          Ms. Willier was elected to her present position in January 1997. She was previously Vice President, Human Resources Network Group for Bell Atlantic Corporation. Ms. Willier was with Bell Atlantic from 1968 - 1996 and in addition to the Vice President's position, served as Director of Human Resources, Assistant to the President for Consumer Affairs, and several other managerial positions.

     Although all outstanding shares of the Company's common stock are held by SPR and it is SPR's common stock which is traded on the New York Stock Exchange, SPPC has four series of non-voting preferred stock still outstanding and registered under the Securities Exchange Act of 1934 ("the Act"). As a technical matter, the Company is thus deemed an "issuer" for purposes of the Act whose officers are required to make filings with respect to beneficial ownership, if any, of those non-voting preferred securities. The Company's officers, all of whom are currently reporting pursuant to Section 16(a) of the Act with respect to SPR's common stock, have now filed reports with respect to the Company's preferred stock, which reports show no past or current beneficial ownership of such preferred stock.

ITEM 11.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

   The following table sets forth information about the compensation of the Chief Executive Officer, and each of the four most highly compensated officers for services in all capacities to the Company and its subsidiaries.

------------------------------------------------------------------------------------------------------------------------------------

                                                                                             Long-Term Compensation
                                              Annual Compensation                            Awards          Payouts
                                           ---------------------------------------------------------------------------
                                                                                                        Securities
                                                                          Other                            Under-
                                                                          Annual         Restricted        lying
      Name and                                                            Compen-          Stock          Options/      LTIP
     Principal                              Salary         Bonus          Sation           Award            SARS       Payouts
      Position                    Year       ($)            ($)            ($)              ($)             (#)          ($)
        (a)                       (b)        (c)           (d)(2)         (e)(3)            (f)             (g)        (h)(4)
------------------------------------------------------------------------------------------------------------------------------------

Walter M. Higgins                 1997       $361,497       $      0       $ 6,020           $0          30,000         $      0
Chairman, President and Chief     1996       $334,231       $219,869       $     0           $0           9,594         $181,193
Executive Officer                 1995       $314,423       $184,064       $ 1,123           $0          11,960         $      0

Malyn K. Malquist,                1997       $212,803       $ 92,198       $ 2,052           $0          14,000         $101,192
Senior Vice President,            1996       $194,077       $ 95,335       $     0           $0           3,504         $ 51,770
Distribution Services             1995       $185,769       $ 77,903       $   297           $0           4,231         $      0
Business Group; Principal
Operations Officer
Sierra Pacific Power Company

William E. Peterson,              1997       $207,757       $ 78,184       $17,412           $0          10,000         $101,192
Senior Vice President,            1996       $191,923       $ 85,445       $ 3,417           $0           3,504         $ 70,508
General Counsel and               1995       $190,000       $ 77,903       $ 6,157           $0           4,231         $      0
Corporate Secretary

Mark A. Ruelle (1)                1997       $143,308       $ 65,269       $ 3,808           $0           8,384         $      0
Senior Vice President,            1996              0              0             0           $0               0         $      0
Chief Financial Officer,          1995              0              0             0           $0               0         $      0
Treasurer

Gerald  W. Canning                1997       $150,364       $ 45,916       $ 6,035           $0           6,000         $ 61,505
Vice President, Power             1996       $147,692       $ 46,232       $ 1,423           $0           2,066         $ 38,602
Products and Fuels Business       1995       $139,769       $ 46,510       $ 5,600           $0           2,570         $      0
Sierra Pacific Power Company
--------------------------------------------------------------------------------------------------------------------------------
      Name and                     All Other
     Principal                    Compensation
      Position                        ($)
        (a)                          (i)(5)
------------------------------------------------
Walter M. Higgins                    $47,175
Chairman, President and Chief        $35,054
Executive Officer                    $21,600

Malyn K. Malquist,                   $15,279
Senior Vice President, Distribution  $ 9,380
Services Business Group; Principal   $13,219
Operations Officer
Sierra Pacific Power Company

William E. Peterson,                 $29,488
Senior Vice President,               $20,982
General Counsel and                  $14,876
Corporate Secretary

Mark A. Ruelle (1)                   $77,329
Senior Vice President,               $     0
Chief Financial Officer, Treasurer   $     0

Gerald  W. Canning                   $16,200
Vice President, Power Products       $14,350
and Fuels Business                   $ 9,252
Sierra Pacific Power Company
------------------------------------------------

Notes:

(1) Mr. Ruelle joined Sierra Pacific Power Company as Senior Vice President, Chief Financial Officer and Treasurer in March 1997.
(2) Amounts represent incentive pay received pursuant to SPR's "pay for performance" team incentive plan approved by stockholders in May, 1994.
(3) No perquisites in the aggregate exceeded the lesser of $50,000 or 10% of salary and bonus for any named executive. Accordingly, no amount perquisites have been reported.
(4) Long term incentive payout relates to performance share payout for the three-year period January 1, 1995 through December 31, 1997.
(5)  Amounts for All Other Compensation include the following for 1997:
     . Company contributions under the 401(k) Deferred Compensation Plan for all administrative employees and the executive officers and directors, pursuant to which the

          Company matches 50% of each executive Officer's deferral up to 6% of salary. In 1997, the Company matching amount was $4,750 for Mr. Higgins, $4,750 for Mr. Malquist, $4,750 for Mr. Peterson, $1,471 for Mr. Ruelle, and $4,750 for Mr. Canning.
     . Company contributions to its Non-Qualified Deferred Compensation Plan for Messrs. Higgins, Malquist, Peterson, Ruelle and Canning were $34,108, $8,595, $21,375, and $8,322. The additional income on earnings contributed by Messrs. Higgins, Malquist, Peterson and Canning which was in excess of 120% of the federal rate were $763, $644, $1,426, and $1,996.
     . Imputed income on group term life insurance premiums paid by the company for Messrs. Higgins, Malquist, Peterson, Ruelle and Canning was $1,152, $560, $824, $140 and $352.
     . Insurance premiums paid for Executive Term Life Policies for Messrs. Higgins, Malquist, Peterson, Ruelle and Canning were $6,402 and $730; $1,113, $290 and $780.
     . Mr. Ruelle received a payment of $60,000 from the Company as an inducement to accept employment. In addition, the Company paid $15,428 in moving expenses for Mr. Ruelle.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

          The following table shows all grants of options to the named executive officers of SPPC in 1997. Pursuant to Securities and Exchange Commission (the "SEC") rules, the table also shows the present value of the grant at the date of grant. The exercise price of all options is the market value of the stock as listed on the New York Stock Exchange at the time the options are granted.

------------------------------------------------------------------------------------------------
Individual Grants (1)
------------------------------------------------------------------------------------------------
                                       Percent of Total
                        Number of        Options/SARS
                        Securities         Granted to      Exercise                       Grant
                        underlying         Employees       of Base                        Date
                        Options/SARS       in Fiscal        Price         Expiration     Present
Name                      Granted             Year          ($/Sh)           Date         Value
(a)                         (b)               (c)            (d)             (e)         (f) (2)
------------------------------------------------------------------------------------------------
Walter M. Higgins        30,000            27.2%            $28.75         1/1/07         $107,445
William E. Peterson      10,000             9.1%            $28.75         1/1/07         $ 35,815
Malyn K. Malquist        14,000            12.7%            $28.75         1/1/07         $ 50,141
Gerald W. Canning         6,000             5.4%            $28.75         1/1/07         $ 21,489
Mark Ruelle               8,384             7.6%            $28.75         1/1/07         $ 30,027
--------------------------------------------------------------------------------------------------

(1) Under the Executive Long-Term Incentive Plan, the grants of non-qualifying stock options were made on January 1, 1997. One third of these grants vest annually commencing one year after the date of the grant.

(2) The hypothetical grant date present values are calculated under a modified Black-Scholes Model. The Black-Scholes Model is a mathematical formula used to value options traded on stock exchanges. The assumptions used in determining the option grant date present value listed above include the stock's expected volatility (11.6%), risk free rate of return (6.25%), projected dividend yield (5.5%), per annum for unvested options, the stock option term (10 years), and an adjustment for non-transferability or risk of forfeiture during the vesting period (5 years at 3%).

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

          The following table provides information as to the value of the options held by the named executive officers at year-end measured in terms of the closing price of Sierra Pacific Resources Common Stock on December 29, 1997.

---------------------------------------------------------------------------------------------------------

                                                       Number of Securities
                                                      Underlying Unexercised    Value of Unexercised
                                                      Options/SARS at Fiscal   in-the-Money Options/SARS
                           Shares                            Year-End             at Fiscal Year-End
                        Acquired on     Value              Exercisable/              Exercisable/
     Name                Exercise      Realized           Unexercisable             Unexercisable
      (a)                  (b)           (c)                    (d)                       (e)
---------------------------------------------------------------------------------------------------------
Walter M. Higgins        12,979         $223,501           0  /  49,036          $     0 /  $737,854
William E. Peterson           0         $      0       4,648  /  16,845          $79,963 /  $253,998
Malyn K. Malquist             0         $      0       4,050  /  20,446          $69,794 /  $303,719
Gerald W. Canning             0         $      0       2,676  /  10,018          $46,113 /  $151,010
Mark Ruelle                   0         $      0           0  /   8,384          $     0 /  $118,424
----------------------------------------------------------------------------------------------------

(e) Pre-tax gain. Value of in-the-money options based on December 29, 1997 closing trading price of $37.58 less the option exercise price.

                      LONG-TERM INCENTIVE PLANS - AWARDS
                              IN LAST FISCAL YEAR

          The Executive Long-Term Incentive Plan (the "LTIP") provides for the granting of stock options (both "nonqualified" and "qualified"), stock appreciation rights ("SAR's"), restricted stock performance units, performance shares and bonus stock to participating employees as an incentive for outstanding performance. Incentive compensation is based on the achievement of pre-established financial goals for SPPC. Goals are established for total shareholder return ("TSR") compared against the Dow Jones Utility Index and annual growth in earnings per share ("EPS").

          The following table provides information as to the performance shares granted to the named executive officers of Sierra Pacific Power Company in 1997. Nonqualifying stock options granted to the named executives as part of the LTIP are shown in the table "Option/SAR Grants in Last Fiscal Year."


                                                                  Estimated Future Payouts Under Non-Stock
                                                                              Price-Based Plans
                                                             ------------------------------------------------
                                          Performance
                          Number of         or Other
                        Shares, Units     Period Until
                          or Other        Maturation or      Threshold $      Target $        Maximum $
     Name                  Rights             Payout           (d) (1)        (e) (2)          (f) (3)
      (a)                    (b)               (c)
-------------------------------------------------------------------------------------------------------------
Walter M. Higgins          4,500           3 years             $64,688        $129,375        $226,406
William E. Peterson        1,500           3 years             $21,563        $ 43,125        $ 75,469
Malyn K. Malquist          2,000           3 years             $28,750        $ 57,500        $100,625
Gerald W. Canning            800           3 years             $11,500        $ 23,000        $ 40,250
Mark Ruelle                1,258           3 years             $18,084        $ 36,168        $ 63,294
-------------------------------------------------------------------------------------------------------------

(1) The threshold represents the level of TSR and EPS achieved during the cycle which represents minimum acceptable performance and which, if attained, results in payment of 50% of the target award. Performance below the minimum acceptable level results in no award earned.

(2) The target represents the level of TSR and EPS achieved during the cycle which indicates outstanding performance and which, if attained, results in payment of 100% of the target award.

(3) The maximum represents the maximum payout possible under the plan and a level of TSR and EPS indicative of exceptional performance which, if attained, results in a payment of 175% of the target award.

    All levels of awards are made with reference to the price of each performance share at the time of grant.

                                 PENSION PLANS

          The following table shows annual benefits payable on retirement at normal retirement age 65 to elected officers under the Company's defined benefit plans based on various levels of remuneration and years of service which may exist at the time of retirement.

                                     Annual Benefits for Years of Service Indicated
Highest Average Five-      ----------------------------------------------------------------
Years Remuneration         15 Years      20 Years      25 Years      30 Years      35 Years
---------------------      ----------------------------------------------------------------
     $ 60,000              $ 27,000      $ 31,500      $ 36,000      $ 36,000      $ 36,000
     $120,000              $ 54,000      $ 63,000      $ 72,000      $ 72,000      $ 72,000
     $180,000              $ 81,000      $ 94,500      $108,000      $108,000      $108,000
     $240,000              $108,000      $126,000      $144,000      $144,000      $144,000
     $300,000              $135,000      $157,500      $180,000      $180,000      $180,000
     $360,000              $162,000      $189,000      $216,000      $216,000      $216,000
     $420,000              $189,000      $220,500      $252,000      $252,000      $252,000
     $480,000              $216,000      $252,000      $288,000      $288,000      $288,000
     $540,000              $243,000      $283,500      $324,000      $324,000      $324,000
     $600,000              $270,000      $315,000      $360,000      $360,000      $360,000
     $660,000              $297,000      $346,500      $396,000      $396,000      $396,000
     $720,000              $324,000      $378,000      $432,000      $432,000      $432,000

          The Company's noncontributory Retirement Plan provides retirement benefits to eligible employees upon retirement at a specified age. Annual benefits payable are determined by a formula based on years of service and final average earnings consisting of base salary and incentive compensation. Remuneration for the named executives is the amount shown under "Salary" and "Incentive Pay" in the Summary Compensation Table. Pension costs of the Retirement Plan to which the Company contributes 100% of the funding are not and cannot be readily allocated to individual employees and are not subject to Social Security or other offsets.

          The Company has entered into an arrangement with Mr. Peterson crediting him with four years of service for prior years of service with his previous employer, most of which was dedicated to performing legal services for SPR and SPPC, and an additional one-half year credit for each year of service with the Company for the first ten years of his employment. Years of credited service for Messrs. Higgins, Malquist, Peterson, Ruelle, and Canning are 4.1, 3.7, 4.6, .7, and 28.1, respectively.

          A Supplemental Executive Retirement Plan ("SERP") and an Excess Plan are also offered to the named executive officers. The SERP is intended to ensure the payment of a competitive level of retirement income to attract, retain and motivate selected executives. The Excess Plan is intended to provide benefits to executive officers whose pension benefits under the Company's Retirement Plan are limited by law to certain maximum amounts.

                             SEVERANCE ARRANGEMENTS

          Severance allowance plans exist for all employees of the Company which provide for severance pay, payable in a lump sum or by purchase of an annuity, if within three years after a change in control of the Company, there is a termination of employment by the Company related to such change in control, or a termination of employment by the employee for good reason, in each case as described in the plans. In these circumstances, employees, including the currently employed officers named in the compensation table above, are entitled to a severance allowance not to exceed an amount equal to 24 months of the employee's base salary and any bonus and the continuation for up to 24 months of participation in the Company's group medical and life insurance plans. Change in control is defined in the plan as, among other things, a dissolution or liquidation, a reorganization, merger or consolidation in which the Company is not the surviving corporation, the sale of all or substantially all the assets of the Company (not the sale of a work unit) or the acquisition by any person or entity of 20% or more of the voting power of the Company.

          In addition, several merger-related and merger-conditioned severance arrangements have been into between the Company and several executives, which are described in the section titled Certain Relationships and Related Transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Stock

          SPR owns 100 percent of the voting stock of SPPC.

          The table below sets forth the shares of Sierra Pacific Resources Common Stock beneficially owned by each director, nominee for director, the Chief Executive Officer, and the four other most highly compensated executive officers. No director, nominee for director or executive officer owns, nor do the directors and executive officers as a group own, in excess of one percent of the outstanding Common Stock of SPR. Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to the shares shown.

                                    COMMON SHARES
                                    BENEFICIALLY        PERCENT OF TOTAL COMMON
                                     OWNED AS OF       SHARES OUTSTANDING AS OF
  NAME OF DIRECTOR OR NOMINEE     FEBRUARY 28, 1998        FEBRUARY 28, 1998
------------------------------   -------------------  --------------------------
Edward P. Bliss                        13,090
Krestine M. Corbin                      9,406
Theodore J. Day                        19,467
Harold P. Dayton, Jr.                  11,701
James R. Donnelley                     17,373         No director or nominee
Richard N. Fulstone                    13,920         for director owns in excess
Walter M. Higgins                         100         of one percent.
James L. Murphy                         9,445
Ronald K. Remington                     7,367
Dennis E. Wheeler                       8,379
Robert B. Whittington                  12,202
                                 -------------------
                                      122,450
                                 ===================

                                    COMMON SHARES
                                    BENEFICIALLY        PERCENT OF TOTAL COMMON
                                     OWNED AS OF       SHARES OUTSTANDING AS OF
EXECUTIVE OFFICERS                FEBRUARY 28, 1998        FEBRUARY 28, 1998
------------------------------   -------------------  --------------------------
Walter M. Higgins                         100
Malyn K. Malquist                      14,888
William E. Peterson                    13,129         No executive officer owns
Mark A. Ruelle                          3,165         in excess of one percent.
Gerald W. Canning                       7,881
                                 -------------------
                                       39,163
                                 ===================
All directors and executive
 officers as a group (a)(b)(c)        186,017
                                 ===================

(a) Includes shares acquired through participation in the Employee Stock Purchase Plan and/or the 401 (k) plan.

(b) The number of shares beneficially owned includes shares which the Executive Officers currently have the right to acquire pursuant to stock options granted and performance shares earned under the Executive Long-Term Incentive Plan. Share beneficially owned pursuant to stock options granted to Messrs. Higgins, Malquist, Peterson, Ruelle, and

    Canning and all directors and executive officers as a group are -0-, 10,817, 10,287, 2,795, 6,017, and 42,441 shares, respectively. Shares beneficially owned as a result of performance shares earned by Messrs. Higgins, Malquist, Peterson, Ruelle, Canning, and all directors and officers as a group are 0; 1,350; 1,234; 0; 1,025 and 5,111, respectively.

(c) Included in the shares beneficially owned by the Directors are 68,603 shares of "phantom stock" representing the actuarial value of the Director's vested benefits in the terminated Retirement Plan for Outside Directors. The "phantom stock" is held in an account to be paid at the time of the Director's departure from the Board.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          SPR has entered to an agreement with Hale Day Gallagher Co., a real estate brokerage and investment company, to act as broker for the sale of a property owned by Lands of Sierra, Inc., a subsidiary of SPR. The eventual sale of the property will result in Hale Day Gallagher Co. receiving a standard brokerage commission not to exceed 5% of the selling price. Mr. T.J. Day, a senior partner of Hale Day Gallagher Co. and a Director of the Company, has no relationship with, or interest in, the transaction, will receive no part of the commission, and will receive no direct or indirect benefit from the transaction.

          Mr. Peterson, formerly a partner with the law firm of Woodburn and Wedge, became Senior Vice President and General Counsel for Sierra Pacific Resources in 1993. Woodburn and Wedge, which has performed legal services for Sierra Pacific Power Company since 1920 and for Sierra Pacific Resources and all of its subsidiaries from their inception, continues to perform legal work for the Company. Mr. Peterson's spouse, an equity partner in the firm since 1982, has performed work for the Company since 1976 and continues to do so from time to time.

          Susan Oldham, a former employee of SPPC specializing in water resources law, planning and policy accepted the Company's voluntary severance offering in December 1995. Ms. Oldham is the spouse of Steven C. Oldham, Vice President Transmission Business Group and Strategic Development for Sierra Pacific Power Company. Ms. Oldham, a licensed attorney in Nevada and California, has continued to perform specialized legal services in the water resources area for the Company on a contract basis.

          In April 1994, Mr. Malquist, who was elected President and Chief Executive Officer on January 13, 1998, received a $92,000 interest-free loan related to his employment arrangement with the Company. The loan is payable in four equal annual installments. Any installment due on any anniversary date on which Mr. Malquist is employed by the Company will be discharged by the Company in consideration for services rendered during the previous year.

                          CHANGE IN CONTROL AGREEMENT

          SPR has entered into severance agreements with all of the executive officers identified in Item 11, including the individuals named in the Summary Compensation Table, and two other senior executives of the Company who are not officers. These agreements provide that, upon termination of the executive's employment within twenty-four months following a change in control of SPR (as defined in the agreements) either (a) by SPR for reasons other than cause (as defined in the agreements), death or disability, or (b) by the executive for good reason (as defined by the agreement, including a diminution of responsibilities, compensation, or benefits (unless, with respect to reduction in salary or benefits, such reduction is applicable to all senior executives of the Company and the acquirer)), the executive will receive certain payments and benefits. These severance payments and benefits include (I) a lump sum payment equal to three times the sum of the executive's base salary and target bonus, (ii) a lump sum payment equal to the present value of the benefits the executive would have received had be continued to participate in the Company's retirement plans for an additional 3 years (or, in the case of the Company's Supplemental Executive Retirement Plan only, the greater of three years or the period from the date of termination until the executive's early retirement date, as defined in such plan), and (iii) continuation of life, disability, accident and health insurance benefits for a period of thirty-six (36) months immediately following termination of employment. The agreements also provide that if any compensation paid, or benefit provided, to the executive, whether or not pursuant to the severance agreements, would be subject to the federal excise tax on "excess parachute payments," payments and benefits provided pursuant to the agreement will be cut back to the largest amount that would not be subject to such excise tax, if such cutback results in a higher after-tax payment to the executive.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                                                Page
                                                                                                ----
1.      Financial Statements:
           Reports of Independent Accountants.............................................     39,40
           Consolidated Balance Sheets as of
             December 31, 1997 and 1996...................................................        41
           Consolidated Statements of Income for the Years
             Ended December 31, 1997, 1996 and 1995.......................................        42
           Consolidated Statements of Common Shareholder's Equity
             for the Years Ended December 31, 1997, 1996 and 1995.........................        43
           Consolidated Statements of Cash Flows for the
             Years Ended December 31, 1997, 1996 and 1995.................................        44
           Consolidated Statements of Capitalization as of
             December 31, 1997 and 1996...................................................        45
           Notes to Consolidated Financial Statements.....................................     46-64

               All other schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules have been omitted because the information is not applicable.

3.             Exhibits:
                    Exhibits are listed in the Exhibit Index on pages 82-92.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SIERRA PACIFIC POWER COMPANY


                          By: /s/    Malyn K. Malquist
                              ------------------------
                                     Malyn K. Malquist
                          President and Chief Executive Officer
                                     March 23, 1998


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23th day of March, 1998.


/s/   Mark A. Ruelle                         /s/     Mary O. Simmons
------------------------------             -------------------------------
      Mark A. Ruelle                                 Mary O. Simmons
   Senior Vice President,                             Controller
Chief Financial Officer and Treasurer      (Principal Accounting Officer)
 (Principal Financial Officer)

/s/   Edward P. Bliss                        /s/     James L. Murphy
-------------------------------            -------------------------------
      Edward P. Bliss                                James L. Murphy
         Director                                       Director


/s/   Krestine M. Corbin                     /s/    Ronald K. Remington
--------------------------------           -------------------------------
      Krestine M. Corbin                            Ronald K. Remington
         Director                                       Director


/s/   Theodore J. Day                       /s/     Dennis E. Wheeler
--------------------------------           -------------------------------
      Theodore J. Day                               Dennis E. Wheeler
         Director                                       Director


/s/   Harold P. Dayton, Jr.                 /s/     Robert B. Whittington
--------------------------------           -------------------------------
      Harold P. Dayton, Jr.                         Robert B. Whittington
         Director                                       Director

/s/   James R. Donnelley                    /s/     Malyn K. Malquist
--------------------------------           -------------------------------
      James R. Donnelley                            Malyn K. Malquist
         Director                                       Director


/s/   Richard N. Fulstone
--------------------------------
      Richard N. Fulstone
         Director

                          SIERRA PACIFIC POWER COMPANY
                          1997 FORM 10-K EXHIBIT INDEX

          Exhibits filed with this Form 10-K are denoted with an asterisk (*). The other listed exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

(3)
       . Restated Articles of Incorporation of the Company dated May 19, 1987 (originally filed as Exhibit (3)(A) to the 1987 Form 10-K - refiled as Exhibit (3)(A) to the 1993 Form 10-K)

       . Certificate of Amendments dated August 26, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's preferred stock (Exhibit 3.1 to Form 8-K dated August 26, 1992)

       . Certificate of Designation, Preferences and Rights dated August 31, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's Series C Preferred Stock (Exhibit 4.1 to Form 8-K dated August 26, 1992)

       . Certificate of Designation, Preferences and Rights dated August 31, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's Series G Preferred Stock (Exhibit 4.2 to Form 8-K dated August 26, 1992)

       . Certificate of Designation, Preferences and Rights dated August 31, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's Class A Series 1 Preferred Stock (Exhibit 4.3 to Form 8-K dated August 26, 1992)

       .  By-laws of the Company, as amended through June 30, 1988 (Exhibit
          (3)(A) to the 1989 Form 10-K)

       . Articles of Incorporation of Pinon Pine Corp., dated December 11, 1995 (Exhibit (3)(A) to the 1995 Form 10-K)

       . Articles of Incorporation of Pinon Pine Investment Co., dated December 11, 1995 (Exhibit (3)(B) to the 1995 Form 10-K)

       . Agreement of Limited Liability Company of Pinon Pine Company, L.L.C., dated December 15, 1995, between Pinon Pine Corp., Pinon Pine Investment Co. and GPSF-B INC 1995 (Exhibit (3)(C) to the 1995 Form 10-K)

       . By-laws of the Company, in its entirety, as amended through November 13, 1996 (Exhibit (3)(A) to the 1996 Form 10-K)

(4)
       . Mortgage Indentures of the Company defining the rights of the holders of the Company's First Mortgage Bonds: Original Indenture (Exhibit 7-A to Registration No. 2-7475); Ninth Supplemental Indenture (Exhibit 2-M to Registration No. 2-59509); Tenth Supplemental Indenture (Exhibit 4-K to Registration No. 2-23932); Eleventh Supplemental Indenture (Exhibit 4-L to Registration No. 2-26552); Twelfth Supplemental Indenture (Exhibit 4-Lto Registration No. 2-36982); Sixteenth Supplemental Indenture (Exhibit 2-Y to Registration No. 2-53404); Nineteenth Supplemental Indenture (originally filed as Exhibit (2)(B) to the 1978 Form 10-K -refiled as Exhibit (4)(A) to the 1991 Form 10-K; Twentieth Supplemental Indenture (originally filed as Exhibit
          (2)(C) to the 1978 Form 10-K - refiled as Exhibit (4)(B) to the 1991 Form 10-K); Twenty-Seventh Supplemental Indenture (Exhibit (4)(A) to the 1989 Form 10-K); Twenty-Eighth Supplemental Indenture (Exhibit
          (4)(A) to the 1992 Form 10-K); Twenty-Ninth Supplemental Indenture (Exhibit D to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program); Thirtieth Supplemental Indenture (Exhibit (4)(B) to the 1992 Form 10-K); Thirty-First Supplemental Indenture (Exhibit (4)(C) to the 1992 Form 10-K); Thirty-Second Supplemental Indenture (Exhibit 4.6 to Registration No. 33-69550); Thirty-Third Supplemental Indenture (Exhibit C to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program)

       . Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term Note program (Exhibit B to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

       . First Supplemental Indenture dated June 1, 1992 to Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term note program (Exhibit C to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

       . Second Supplemental Indenture dated October 1, 1993 to Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term note program (Exhibit B to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program)

       . Form of Medium-Term Global Floating Rate Note, Series A (Exhibit E to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

       . Form of Medium-Term Global Floating Rate Note, Series B (Exhibit D to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program)

       . Distribution Agreement to final forms of exhibits to the Company's Registration Statement (No. 333-1374) in connection with its offering of $80 million of Collateralized Debt Securities (the Debt Securities) subsequently referred to as Series C Medium Term Notes and Collateralized Debt Securities. (Exhibit A on Form 8-K dated March 11,
          1996).

       . Third Supplemental Indenture dated as of February 1, 1996 to Collateral Trust Indenture dated as of June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's Medium Term Note Program. (Exhibit B to Form 8-K dated March 11, 1996).

       . Thirty-fourth Supplemental Indenture dated as of February 1, 1996 to Indenture of Mortgage dated as of December 1, 1940 defining the rights of the Company's First Mortgage Bonds. (Exhibit C to Form 8-K dated March 11, 1996).

       . Form of Medium-Term Global Fixed Rate Note, Series C. (Exhibit D to Form 8-K dated March 11, 1996).

       . Amended and Restated Declaration of Trust of Sierra Pacific Power Capital I (the Trust) dated July 24, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.1 Form 8-K dated August 2, 1996)

       . Indenture between the Company and IBJ Schroder Bank and Trust Company as Trustee dated July 1, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.2 Form 8-K dated August 2, 1996)

       . First Supplemental Indenture to the Indenture used in connection with the issuance of Junior Subordinated Debentures dated July 24, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.3 Form 8-K dated August 2, 1996).

       . Guarantee with respect to Preferred Securities dated July 29, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.4 Form 8-K dated August 2, 1996).

       . Guarantee with respect to Common Securities dated July 29, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.5 Form 8-K dated August 2, 1996).

(10)

       . Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (confidential portions omitted and filed separately with the Securities and Exchange Commission) (Exhibit 5-GG to Registration No. 2-62476)

       . Amendment No. 1 dated November 8, 1983 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (originally filed as Exhibit (10)(B) to the 1983 Form 10-K -refiled as Exhibit (10)(B) to the 1991 Form 10-K)

       . Amendment No. 2 dated February 25, 1987 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (originally filed as Exhibit (10)(G) to the 1986 Form 10-K as amended by Form 8 filed May 19, 1987 - refiled as Exhibit (10)(A) to the 1993 Form 10-K)

       . Amendment No. 3 dated May 8, 1992 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (Exhibit (10)(B) to the 1992 Form 10-K; confidential portions omitted and filed separately with the Securities and Exchange Commission)

       . Coal Purchase Contract dated June 19, 1986 between the Company, Black Butte Coal Company and Idaho Power Company (originally filed as Exhibit (10)(B) to the 1986 Form 10-K - refiled as Exhibit (10)(C) to the 1992 Form 10-K)

       . Settlement Agreement and Mutual Release dated May 8, 1992 between the Company and Coastal States Energy Company (Exhibit (10)(D) to the 1992 Form 10-K; confidential portions omitted and filed separately with the Securities and Exchange Commission)

       . Interconnection Agreement dated May 29, 1981 between the Company and Idaho Power Company (originally filed as Exhibit (10)(A) to the 1981 Form 10-K - refiled as Exhibit (10)(C) to the 1991 Form 10-K)

       . Amendatory Agreement dated February 14, 1992 to Interconnection Agreement dated May 29, 1981 between the Company and Idaho Power Company (Exhibit (10)(D) to the 1991 Form 10-K)

       . Agreement dated February 23, 1989 between the Company and Idaho Power Company for the supply of power and energy (Exhibit (10)(A) to the 1988 Form 10-K)

       . Cooperative Agreement dated July 31, 1992 between the Company and the United States Department of Energy in connection with the Pinon Pine Integrated Coal Gasification Combined Cycle Project (Exhibit (10)(H) to the 1992 Form 10-K)

       . Revised Intercompany Pool Agreement dated July 19, 1982 pertaining to the Company's membership (originally filed as Exhibit (10)(C) to the 1982 Form 10-K - refiled as Exhibit (10)(E) to the 1991 Form 10-K)

       . Agreement dated November 7, 1986 between the Company and Western Systems Power Pool (Exhibit (10)(C) to the 1988 Form 10-K)

       . Memorandum dated October 1, 1988 to Agreement dated November 7, 1986 between the Company and Western Systems Power Pool (Exhibit (10)(D) to the 1988 Form 10-K)

       . General Transfer Agreement dated February 25, 1988 between the Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration (Exhibit (10)(E) to the 1988 Form 10-K)

       . Rail Transportation Contract dated June 30, 1986 between the Company and Idaho Power Company as shippers and Union Pacific and Western Pacific Railroad Companies as carriers (originally confidentially filed as Exhibit (10)(H) to the 1986 Form 10-K as amended by Form 8 filed May 19, 1987 - refiled as Exhibit (10)(C) to the 1993 Form 10-K)

       . Addendum dated October 9, 1993 to Rail Transportation Contract dated June 30, 1986 between the Company and Idaho Power Company as shippers and Union Pacific Railroad Companies as carriers (Exhibit (10)(D) to the 1993 Form 10-K)

       . Financing Agreement dated March 1, 1987 between the Company and Humboldt County, Nevada relating to the Humboldt County, Nevada Variable Rate Demand Pollution Control Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(C) to the 1987 Form 10-K - refiled as Exhibit (10)(E) to the 1993 Form 10-K)

       . Financing Agreement dated March 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Gas and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(E) to the 1987 Form 10-K - refiled as Exhibit (10)(F) to the 1993 Form 10-K)

       . Financing Agreement dated June 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(G) to the 1987 Form 10-K - refiled as Exhibit (10)(G) to the 1993 Form 10-K)

       . Financing Agreement dated December 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Gas Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(I) to the 1987 Form 10-K - refiled as Exhibit (10)(H) to the 1993 Form 10-K)

       . Financing Agreement dated September 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Gas Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(C) to the 1990 Form 10-K)

       . Financing Agreement dated December 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(E) to the 1990 Form 10-K)

       . First Amendment dated August 12, 1991 to Financing Agreement dated December 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(J) to the 1991 Form 10-K)

       . Letter of Credit, Reimbursement and Security Agreement dated December 12, 1990 between the Company and Union Bank of Switzerland relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(F) to the 1990 Form 10-K)

       . Financing Agreement dated June 1, 1993 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1993A (Exhibit (10) (I) to the 1993 Form 10-K)

       . Financing Agreement dated June 1, 1993 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Gas and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1993B (Exhibit (10) (J) to the 1993 Form 10-K)

       . Credit Agreement dated January 3, 1995 by and among the Company, The Lenders Parties hereto from time to time and Mellon Bank, N.A., as Agent. (Exhibit (10)(A) to the 1994 Form 10-K)

       . Agreement dated May 1, 1991 between the Company and the Inter-national Brotherhood of Electrical Workers (Exhibit (10)(K) to the 1991 Form 10-K)

       . Ratified changes to the Agreement between the Company and the International Brotherhood of Electrical Workers dated October 31, 1994 (Exhibit (10)(B) to the 1994 Form 10-K)

       . Employment Agreement dated June 27, 1994 by and among the Company SPR and Gerald C. Canning. (Exhibit (10)(C) to the 1994 Form 10-K)

       . Employment Agreement dated June 27, 1994 by and among the Company SPR and Thomas D. Parker. (Exhibit (10)(D) to the 1994 Form 10-K)

       . Lease dated January 30, 1986 between the Company and Silliman Associates Limited Partnership relating to the Company's corporate headquarters building (originally filed as Exhibit (10)(C) to the 1986 Form 10-K - refiled as Exhibit (10)(I) to the 1992 Form 10-K)

       . Letter of Amendment dated May 18, 1987 to Lease dated January 30, 1986 between the Company and Silliman Associates Limited Partnership relating to the Company's corporate headquarters building (Exhibit
          (10)(L) to the 1987 Form 10-K - refiled as Exhibit (10) (K) to the 1993 Form 10-K)

       . Natural gas Transportation Service Agreement, dated January 11, 1995 between the Company and Tuscarora Gas Transmission Company (Filed with 1995 Form 10-K)

       . Fixed-Price Turn-Key Construction Agreement, dated December 15, 1995 between the Company and Pinon Pine Company, L.L.C (Filed with 1995 Form 10-K)

       . Operation and Maintenance Agreement, dated December 15, 1995 between the Company and Pinon Pine Company, L.L.C. (Filed with 1995 Form 10-K)

       . Syngas Purchase Agreement, dated December 15, 1995 between the Company and Pinon Pine Company, L.L.C. (Filed with 1995 Form 10-K)

       . The Amended and Restated Nonqualified Deferred Compensation Plan in which any director or any executive officer of the Company may participate. The Plan was amended and restated January 1, 1996 (Filed with 1996 Form 10-K)

       . Distribution Agreement related to the Company's offering of $35 million Collateralized Medium-term Notes, Series D (Exhibit A on Form 8-K, dated March 10, 1997)

     *(A)
          Change in Control Agreement dated February 18, 1997 by and among Sierra Pacific Resources and the following officers (individually):
          Gerald W. Canning, Jeffrey L. Ceccarelli, Randy G. Harris, Walter M. Higgins, Malyn K. Malquist, Lynn M. Miller, Steven C. Oldham, Victor
          H. Pena, William E. Peterson, Mark A. Ruelle, Mary O. Simmons, and Mary Jane Willier.

     *(B)
          Agreement dated January 1, 1998 between the Company and the International Brotherhood of Electrical Workers

     *(C)
          Notice of Termination of Power Purchase from PacifiCorp under the Interconnection Agreement of May 19, 1971.


(11)
       . The Company is a wholly owned subsidiary and, in accordance with Paragraph 6 of SFAS No. 128 (Earnings Per Share), earnings per share data have been omitted.


(12)
     *(A)
       . Calculation of Pre-Tax Interest Coverages for the Periods 1997, 1996 and 1995.

(16)
       . Letter from Coopers & Lybrand L.L.P. dated November 21, 1996 regarding the change in certifying accountants. (Exhibit filed with Form 8-K/A dated November 22, 1996)


(21)
       .  Subsidiaries of the Registrant:
          Pinon Pine Company
          Pinon Pine Investment Company
          Sierra Pacific Power Capital Trust I (The Trust)

(23)
    *(A) Consent of Independent Accountants in connection with the Registration Statement of Sierra Pacific Power Company (File No. 333-17041), regarding its issuance of Series D Medium-Term Notes.


(27)
    *(A)
          The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-K for the twelve month period ending December 31, 1997.

Exhibit (10)(A) to the 1997 Sierra Pacific Power Company Form 10-K


                          CHANGE IN CONTROL AGREEMENT
                          ---------------------------



          THIS AGREEMENT, dated February 18, 1997, is made by and between Sierra Pacific Resources, a Nevada corporation (the "Company"), and Gerald W. Canning (the "Executive").

          WHEREAS, the Company considers it essential to the best interests of its stockholders to foster the continued employment of key management personnel; and

          WHEREAS, the Board recognizes that, as is the case with many publicly held corporations, the possibility of a Change in Control exists and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders; and

          WHEREAS, the Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the management of the Company and its subsidiaries (collectively, "Sierra"), including the Executive, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control;


          NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the Company and the Executive hereby agree as follows:

          000000001.  Defined Terms.  The definitions of capitalized terms used
                      -------------
in this Agreement are provided in the last Section hereof.

          2.  Term of Agreement.  Subject to the provisions of Section 12.2
              -----------------
hereof, the term of this Agreement shall commence on the date hereof and shall continue in effect through December 31, 1999; provided, however, that commencing
                                              --------  -------
on January 1, 1999, and each January 1 thereafter, the Term shall automatically be extended for one additional year unless, not later than September 30 of the preceding year, the Company or the Executive shall have given notice not to extend the Term; and further provided, however, that if a Change in Control
                     ------- --------  -------
shall have occurred during the Term, the Term shall expire no earlier than twenty-four (24) months beyond the month in which such Change in Control occurred; and further provided, however, that if a Potential Change in Control
              ------- --------  -------
shall have occurred during the Term, the Term shall expire no earlier than a date six months beyond the month in which such Potential Change in Control occurred.

          3.  Company's Covenants Summarized.  In order to induce the Executive
              ------------------------------
to remain in the employ of Sierra and in consideration of the Executive's covenants set forth in

Section 4 hereof, the Company agrees, under the conditions described herein, to pay the Executive the Severance Payments and the other payments and benefits described herein. Except as provided in Section 9.1 hereof, no Severance Payments shall be payable under this Agreement unless there shall have been (or, under the terms of the second sentence of Section 6.1 hereof, there shall be deemed to have been) a termination of the Executive's employment with Sierra following a Change in Control and during the Term. This Agreement shall not be construed as creating an express or implied contract of employment and, except as otherwise agreed in writing between the Executive and Sierra, the Executive shall not have any right to be retained in the employ of Sierra. The obligations of the Company hereunder shall be deemed satisfied to the extent payments are made by Sierra Power Company.

          4.  The Executive's Covenants.  The Executive agrees that, subject to
              -------------------------
the terms and conditions of this Agreement, in the event of a Potential Change in Control during the Term, the Executive will remain in the employ of the Company until the earliest of (i) a date which is six (6) months from the date of such Potential Change of Control, (ii) the date of a Change in Control, (iii) the date of termination by the Executive of the Executive's employment for Good Reason or by reason of death, Disability or Retirement, or (iv) the termination by Sierra of the Executive's employment for any reason.

          5.  Compensation Other Than Severance Payments.
              ------------------------------------------

          6.1 Following a Change in Control and during the Term, during any period that the Executive fails to perform the Executive's full-time duties with Sierra as a result of incapacity due to physical or mental illness, the Company shall pay the Executive's full salary to the Executive at the rate in effect at the commencement of any such period, together with all compensation and benefits payable to the Executive under the terms of any compensation or benefit plan, program or arrangement maintained by Sierra during such period, until the Executive's employment is terminated by Sierra for Disability.

          7.2 If the Executive's employment shall be terminated for any reason following a Change in Control and during the Term, the Company shall pay the Executive's full salary to the Executive through the Date of Termination at the rate in effect immediately prior to the Date of Termination or, if higher, the rate in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason, together with all compensation and benefits payable to the Executive through the Date of Termination under the terms of Sierra compensation and benefit plans, programs or arrangements as in effect immediately prior to the Date of Termination or, if more favorable to the Executive, as in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason.

          8.3 If the Executive's employment shall be terminated for any reason following a Change in Control and during the Term, the Company shall pay to the Executive the Executive's normal post-termination compensation and benefits as such payments become due. Such post-termination compensation and benefits shall be determined under, and paid in accordance with, Sierra's retirement, insurance and other compensation or benefit plans, programs and arrangements as in effect immediately prior to the Date of Termination or, if more favorable to the Executive, as in effect immediately prior to the occurrence of the first event or circumstance constituting Good Reason.

          90.  Severance Payments.
               ------------------

          10.1 Subject to Section 6.2 hereof, if the Executive's employment is terminated following a Change in Control and during the Term, other than (A) by Sierra for Cause, (B) by reason of death or Disability, or (C) by the Executive without Good Reason, then Sierra shall pay the Executive the amounts, and provide the Executive the benefits, described in this Section 6.1 ("Severance Payments"), in addition to any payments and benefits to which the Executive is entitled under Section 5 hereof. For purposes of this Agreement, the Executive's employment shall be deemed to have been terminated following a Change in Control by Sierra without Cause or by the Executive with Good Reason, if (i) the Executive's employment is terminated by Sierra without Cause prior to a Change in Control (whether or not a Change in Control ever occurs) and such termination was at the request or direction of a Person who has entered into an agreement with the Company the consummation of which would constitute a Change in Control, (ii) the Executive terminates his employment for Good Reason prior to a Change in Control (whether or not a Change in Control ever occurs) and the circumstance or event which constitutes Good Reason occurs at the request or direction of such Person, or (iii) the Executive's employment is terminated by Sierra without Cause or by the Executive for Good Reason and such termination or the circumstance or event which constitutes Good Reason is otherwise in connection with or in anticipation of a Change in Control (whether or not a Change in Control ever occurs). For purposes of any determination regarding the applicability of the immediately preceding sentence, any position taken by the Executive shall be presumed to be correct unless the Company establishes to the Board by clear and convincing evidence that such position is not correct.

               (1) In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination and in lieu of any severance benefit otherwise payable to the Executive, the Company shall pay to the Executive a lump sum severance payment, in cash, equal to three times the sum of (i) the Executive's base salary as in effect immediately prior to the Date of Termination or, if higher, in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason, and
     (ii) the target annual incentive award applicable to the Executive pursuant to any annual bonus or incentive plan maintained by Sierra in respect of the fiscal year ending immediately prior to the fiscal year in which occurs the Date of Termination or, if higher, immediately prior to the fiscal year in which occurs the first event or circumstance constituting Good Reason.

               (2) For the thirty-six (36) month period immediately following the Date of Termination, the Company shall arrange to provide the Executive and his dependents life, disability, accident and health insurance benefits substantially similar to those provided to the Executive and his dependents immediately prior to the Date of Termination or, if more favorable to the Executive, those provided to the Executive and his dependents immediately prior to the first occurrence of an event or circumstance constituting Good Reason, at no greater cost to the Executive than the cost to the Executive immediately prior to such date or occurrence; provided, however, that,
                                                   --------  -------
     unless
     the Executive consents to a different method (after taking into account the effect of such method on the calculation of "parachute payments" pursuant to Section 6.2 hereof), such health insurance benefits shall be provided through a third-party insurer. Benefits otherwise receivable by the Executive pursuant to this Section 6.1(B) shall be reduced to the extent benefits of the same type are received by or made available to the Executive during the thirty-six (36) month period following the Executive's termination of employment (and any such benefits received by or made available to the Executive shall be reported to the Company by the Executive); provided, however, that the Company shall reimburse the
                 --------  -------
     Executive for the excess, if any, of the cost of such benefits to the Executive over such cost immediately prior to the Date of Termination or, if more favorable to the Executive, the first occurrence of an event or circumstance constituting Good Reason. If the Severance Payments shall be decreased pursuant to Section 6.2 hereof, and the Section 6.1(B) benefits which remain payable after the application of Section 6.2 hereof are thereafter reduced pursuant to the immediately preceding sentence, the Company shall, no later than five (5) business days following such reduction, pay to the Executive the least of (a) the amount of the decrease made in the Severance Payments pursuant to Section 6.2 hereof, (b) the amount of the subsequent reduction in these Section 6.1(B) benefits, or (c) the maximum amount which can be paid to the Executive without being, or causing any other payment to be, nondeductible by reason of Section 280G of the Code.

               (3) Notwithstanding any provision of any annual or long-term incentive plan to the contrary, the Company shall pay to the Executive a lump sum amount, in cash, equal to the sum of (i) any unpaid incentive compensation which has been allocated or awarded to the Executive for a completed fiscal year or other measuring period preceding the Date of Termination under any such plan and which, as of the Date of Termination, is contingent only upon the continued employment of the Executive to a subsequent date, and (ii) a pro rata portion to the Date of Termination of the aggregate value of all contingent incentive compensation awards to the Executive for all then uncompleted periods under any such plan, calculated as to each such award by multiplying the award that the Executive would have earned on the last day of the performance award period, assuming the achievement, at the target level of the individual and corporate performance goals established with respect to such award, by the fraction obtained by dividing the number of full months and any fractional portion of a month during such performance award period through the Date of Termination by the total number of months contained in such performance award period.

               (4) In addition to the retirement benefits to which the Executive is entitled under each Pension Plan or any successor plan thereto, the Company shall pay the Executive a lump sum amount, in cash, equal to the excess of (i) the actuarial equivalent of the aggregate retirement pension (taking into account any early retirement subsidies associated therewith and determined as a straight life annuity commencing at the date (but in no event earlier than the third anniversary of the Date of Termination) as of which the actuarial equivalent of such annuity is greatest) which the Executive would have accrued under the terms of all Pension Plans (without regard to any amendment to any Pension Plan made subsequent to a Change in Control and on or prior to the Date of

     Termination, which amendment adversely affects in any manner the computation of retirement benefits thereunder), determined as if the Executive were fully vested thereunder and had accumulated (after the Date of Termination) thirty-six (36) (or, with respect to the Sierra Pacific Power Company Supplemental Executive Retirement Plan only, the higher of thirty-six (36) or the number of months remaining from the Date of Termination until the Executive's Early Retirement Date, as defined in such plan) additional months of service credit thereunder and had been credited under each Pension Plan during such period with compensation equal to the Executive's compensation (as defined in such Pension Plan) during the twelve (12) months immediately preceding the Date of Termination or, if higher, during the twelve months immediately prior to the first occurrence of an event or circumstance constituting Good Reason, over (ii) the actuarial equivalent of the aggregate retirement pension (taking into account any early retirement subsidies associated therewith and determined as a straight life annuity commencing at the date (but in no event earlier than the Date of Termination) as of which the actuarial equivalent of such annuity is greatest) which the Executive had accrued pursuant to the provisions of the Pension Plans as of the Date of Termination. For purposes of this Section 6.1(D), "actuarial equivalent" shall be determined using the same assumptions utilized under the Sierra Pacific Power Company Retirement Plan immediately prior to the Date of Termination. or, if more favorable to the Executive, immediately prior to the first occurrence of an event or circumstance constituting Good Reason.

               (5) If the Executive would have become entitled to benefits under Sierra's post-retirement health care or life insurance plans, as in effect immediately prior to the Date of Termination or, if more favorable to the Executive, as in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason, had the Executive's employment terminated at any time during the period of thirty-six (36) months after the Date of Termination, the Company shall provide such post-retirement health care or life insurance benefits to the Executive and the Executive's dependents commencing on the later of (i) the date on which such coverage would have first become available and (ii) the date on which benefits described in subsection (B) of this Section 6.1 terminate.

          6.2 (A) Notwithstanding any other provisions of this Agreement, in the event that any payment or benefit received or to be received by the Executive in connection with a Change in Control or the termination of the Executive's employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person whose actions result in a Change in Control or any Person affiliated with the Company or such Person) (all such payments and benefits, including the Severance Payments, being hereinafter called "Total Payments") would be subject (in whole or part), to the Excise Tax, then, after taking into account any reduction in the Total Payments provided by reason of section 280G of the Code in such other plan, arrangement or agreement, the cash Severance Payments shall first be reduced, and the non-cash Severance Payments shall thereafter be reduced, to the extent necessary so that no portion of the Total Payments is subject to the Excise Tax but only if
(A) the net amount of such Total Payments, as so reduced (and after subtracting the net amount of federal, state and local income taxes on such reduced Total Payments) is greater than or equal to (B) the net amount of such Total Payments without such reduction (but after subtracting the net amount of federal, state and local income taxes on such Total Payments and the amount of Excise Tax to which the Executive would be subject in respect of such unreduced Total Payments); provided, however, that
                                                      --------  -------
the Executive may elect to have the non-cash Severance Payments reduced (or eliminated) prior to any reduction of the cash Severance Payments.

          (B) For purposes of determining whether and the extent to which the Total Payments will be subject to the Excise Tax, (i) no portion of the Total Payments the receipt or enjoyment of which the Executive shall have waived at such time and in such manner as not to constitute a "payment" within the meaning of Section 280G(b) of the Code shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which, in the opinion of tax counsel ("Tax Counsel") reasonably acceptable to the Executive and selected by the accounting firm (the "Auditor") which was, immediately prior to the Change in Control, the Company's independent auditor, does not constitute a "parachute payment" within the meaning of Section 280G(b)(2) of the Code (including by reason of Section 280G(b)(4)(A) of the Code) and, in calculating the Excise Tax, no portion of such Total Payments shall be taken into account which, in the opinion of Tax Counsel, constitutes reasonable compensation for services actually rendered, within the meaning of Section 280G(b)(4)(B) of the Code, in excess of the Base Amount allocable to such reasonable compensation, and (iii) the value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by the Auditor in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

          (C) At the time that payments are made under this Agreement, the Company shall provide the Executive with a written statement setting forth the manner in which such payments were calculated and the basis for such calculations including, without limitation, any opinions or other advice the Company has received from Tax Counsel, the Auditor or other advisors or consultants (and any such opinions or advice which are in writing shall be attached to the statement). If the Executive objects to the Company's calculations, the Company shall pay to the Executive such portion of the Severance Payments (up to 100% thereof) as the Executive determines is necessary to result in the proper application of subsection A of this Section 6.2.

          11.3  The payments provided in subsections (A), (C) and (D) of Section
6.1 hereof shall be made not later than the fifth day following the Date of Termination; provided, however, that if the amounts of such payments, and the
             --------  -------
limitation on such payments set forth in Section 6.2 hereof, cannot be finally determined on or before such day, the Company shall pay to the Executive on such day an estimate, as determined in good faith by the Executive of the minimum amount of such payments to which the Executive is clearly entitled and shall pay the remainder of such payments (together with interest on the unpaid remainder (or on all such payments to the extent the Company fails to make such payments when due) at 120% of the rate provided in Section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to the Executive, payable on the fifth (5th) business day after demand by the Company (together with interest at 120% of the rate provided in Section 1274(b)(2)(B) of the Code).

          12.4 The Company also shall pay to the Executive all legal fees and expenses incurred by the Executive in disputing in good faith any issue hereunder relating to the termination of the Executive's employment, in seeking in good faith to obtain or enforce any benefit or right provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4999 of the Code to any payment or benefit provided hereunder. Such payments shall be made within five (5) business days after delivery of the Executive's written requests for payment accompanied with such evidence of fees and expenses incurred as the Company reasonably may require.

          130.  Termination Procedures and Compensation During Dispute.
                ------------------------------------------------------

          14.1  Notice of Termination.  After a Change in Control and during the
                ---------------------
Term, any purported termination of the Executive's employment (other than by reason of death) shall be communicated by written Notice of Termination from one party hereto to the other party hereto in accordance with Section 10 hereof.
For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. Further, a Notice of Termination for Cause is required to include a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the entire membership of the Board at a meeting of the Board which was called and held for the purpose of considering such termination (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel, to be heard before the Board) finding that, in the good faith opinion of the Board, the Executive was guilty of conduct set forth in clause (i) or (ii) of the definition of Cause herein, and specifying the particulars thereof in detail.

          15.2  Date of Termination.  "Date of Termination," with respect to any
                -------------------
purported termination of the Executive's employment after a Change in Control and during the Term, shall mean (i) if the Executive's employment is terminated for Disability, thirty (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the full-time performance of the Executive's duties during such thirty (30) day period), and (ii) if the Executive's employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a termination by Sierra, shall not be less than thirty (30) days (except in the case of a termination for Cause) and, in the case of a termination by the Executive, shall not be less than fifteen (15) days nor more than sixty (60) days, respectively, from the date such Notice of Termination is given).

          16.3  Dispute Concerning Termination.  If within fifteen (15) days
                ------------------------------
after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this Section 7.3), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be extended until the earlier of (i) the date on which the Term ends or (ii) the date on which the dispute is finally resolved, either by mutual written agreement of the parties or by a final judgment, order or decree of an arbitrator or a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); provided, however, that the Date of Termination shall be extended by a notice
--------  -------
of dispute given by the Executive only if such notice is given in good faith and the Executive pursues the resolution of such dispute with reasonable diligence.

          17.4  Compensation During Dispute.  If a purported termination occurs
                ---------------------------
following a Change in Control and during the Term and the Date of Termination is extended in accordance with Section 7.3 hereof, the Company shall continue to pay the Executive the full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, salary) and continue the Executive as a participant in all compensation, benefit and insurance plans in which the Executive was participating when the notice giving rise to the dispute was given, until the Date of Termination, as determined in accordance with
Section 7.3 hereof. Amounts paid under this Section 7.4 are in addition to all other amounts due under this Agreement (other than those due under Section 5.2 hereof) and shall not be offset against or reduce any other amounts due under this Agreement.

          180.  No Mitigation.  The Company agrees that, if the Executive's
                -------------
employment with Sierra terminates during the Term, the Executive is not required to seek other employment or to attempt in any way to reduce any amounts payable to the Executive by the Company pursuant to Section 6 hereof or Section 7.4 hereof. Further, the amount of any payment or benefit provided for in this Agreement (other than Section 6.1(B) hereof) shall not be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Executive to the Company, or otherwise.

          19.  Successors; Binding Agreement.
               -----------------------------

          20.1 In addition to any obligations imposed by law upon any successor to the Company, the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as the Executive would be entitled to hereunder if the Executive were to terminate the Executive's employment for Good Reason after a Change in Control, except that, for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

          21.2 This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive shall die while any amount would still be payable to the Executive hereunder (other than amounts which, by their terms, terminate upon the death of the Executive) if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the executors, personal representatives or administrators of the Executive's estate.

          220.  Notices.  For the purpose of this Agreement, notices and all
                -------
other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed, if to the Executive, to the address inserted below the Executive's signature on the final page hereof and, if to the Company, to the address set forth below, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon actual receipt:

               To the Company:

                    Sierra Power Resources
                    6100 Neil Road
                    Reno, Nevada 89520-3150
                    Attention:  General Counsel

          23.  Miscellaneous.  No provision of this Agreement may be modified,
               -------------
waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or of any lack of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. This Agreement supersedes any other agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof which have been made by either party; provided, however, that this Agreement shall supersede any agreement setting
--------  -------
forth the terms and conditions of the Executive's employment with Sierra only in the event that the Executive's employment with Sierra is terminated on or following a Change in Control, by Sierra other than for Cause or by the Executive other than for Good Reason. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Nevada. All references to sections of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law and any additional withholding to which the Executive has agreed. The obligations of the Company and the Executive under this Agreement which by their nature may require either partial or total performance after the expiration of the Term (including, without limitation, those under Sections 6 and 7 hereof) shall survive such expiration.

          24.  Validity; Pooling.
               -----------------

          12.1 The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

          12.2 In the event that the Company is party to a transaction which is otherwise intended to qualify for "pooling of interests" accounting treatment then (A) this Agreement shall, to the extent practicable, be interpreted so as to permit such accounting treatment, and (B) to the extent that the application of clause (A) of this Section 12.2 does not preserve the availability of such accounting treatment, then, to the extent that any provision of the Agreement disqualifies the transaction as a "pooling" transaction (including, if applicable, the entire Agreement), such provision shall be null and void as of the date hereof. All determinations under this
Section 12.2 shall be made by the accounting firm whose opinion with respect to "pooling of interests" is required as a condition to the consummation of such transaction.

          25.  Counterparts.  This Agreement may be executed in several
               ------------
counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

          26.  Settlement of Dispute; Arbitration.
               ----------------------------------

          14.1 All claims by the Executive for benefits under this Agreement shall be directed to and determined by the Board and shall be in writing. Any denial by the Board of a claim for benefits under this Agreement shall be delivered to the Executive in writing and shall set forth the specific reasons for the denial and the specific provisions of this Agreement relied upon. The Board shall afford a reasonable opportunity to the Executive for a review of the decision denying a claim and shall further allow the Executive to appeal to the Board a decision of the Board within sixty (60) days after notification by the Board that the Executive's claim has been denied.

          14.2 Any further dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Reno, Nevada in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the evidentiary standards
                            --------  -------
set forth in this Agreement shall apply. Judgment may be entered on the arbitrator's award in any court having jurisdiction. Notwithstanding any provision of this Agreement to the contrary, the Executive shall be entitled to seek specific performance of the Executive's right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

          01444444415.  Definitions.  For purposes of this Agreement, the
                        -----------
following terms shall have the meanings indicated below:

               (5) "Affiliate" shall have the meaning set forth in Rule 12b-2 promulgated under Section 12 of the Exchange Act.

               (6) "Auditor" shall have the meaning set forth in Section 6.2 hereof.

               (7) "Base Amount" shall have the meaning set forth in Section 280G(b)(3) of the Code.

               (8) "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

               (9)  "Board" shall mean the Board of Directors of the Company.

              (10) "Cause" for termination by Sierra of the Executive's employment shall mean (i) the willful and continued failure by the Executive to substantially perform the Executive's duties with Sierra (other than any such failure resulting from the Executive's incapacity due to physical or mental illness or any such actual or anticipated failure after the issuance of a Notice of Termination for Good Reason by the Executive pursuant to Section 7.1 hereof) after a written demand for substantial performance is delivered to the Executive by the Board, which demand specifically identifies the manner in which the Board believes that the Executive has not substantially performed the Executive's duties, or (ii) the willful engaging by the Executive in conduct which is demonstrably and materially injurious to Sierra, monetarily or otherwise. For purposes of clauses (i) and (ii) of this definition, (x) no act, or failure to act, on the Executive's part shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's act, or failure to act, was in the best interest of Sierra and (y) in the event of a dispute concerning the application of this provision, no claim by Sierra that Cause exists shall be given effect unless Sierra establishes to the Board by clear and convincing evidence that Cause exists.

          (11) A "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

                    (5) any Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates) representing 30% or more of the combined voting power of the Company's then outstanding securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (i) of paragraph
          (III) below; or

                    (6) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended; or

                    (7) there is consummated a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any subsidiary of the Company, at least 66.66% of the combined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities Beneficially Owned by such Person any securities acquired directly from the Company or its Affiliates other than in connection with the acquisition by the Company or its Affiliates of a business) representing 30% or more of the combined voting power of the Company's then outstanding securities; or

                    (IV) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 66.66% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.

Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of the common stock of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions.

          (12)4 "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

          (13) "Company" shall mean Sierra Pacific Resources and, except in determining under Section 15(G) hereof whether or not any Change in Control of the Company has occurred, shall include any successor to its business and/or assets which assumes and agrees to perform this Agreement by operation of law, or otherwise.

          (14)  "Date of Termination" shall have the meaning set forth in
Section 7.2 hereof.

          (15) "Disability" shall be deemed the reason for the termination by Sierra of the Executive's employment, if, as a result of the Executive's incapacity due to physical or mental illness, the Executive shall have been absent from the full-time performance of the Executive's duties with Sierra for a period of six (6) consecutive months, Sierra shall have given the Executive a Notice of Termination for Disability, and, within thirty (30) days after such Notice of Termination is given, the Executive shall not have returned to the full-time performance of the Executive's duties.

          (16) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

          (17) "Executive" shall mean the individual named in the first paragraph of this Agreement.

          (18) "Good Reason" for termination by the Executive of the Executive's employment shall mean the occurrence (without the Executive's express written consent) after any Change in Control, or prior to a Change in Control under the circumstances described in clauses (ii) and (iii) of the second sentence of Section 6.1 hereof (treating all references in paragraphs (I) through (VII) below to a "Change in Control" as references to a "Potential Change in Control"), of any one of the following acts by Sierra, or failures by Sierra to act, unless, in the case of any act or failure to act described in paragraphs (I), (IV), (V) or (VI) below, such act or failure to act is corrected prior to the Date of Termination specified in the Notice of Termination given in respect thereof:

                    (5) the assignment to the Executive of any duties substantially below the Executive's status as a senior executive officer of Sierra or a substantial adverse reduction in the nature or status of the Executive's responsibilities from those in effect immediately prior to the Change in Control other than any such alteration primarily attributable to the fact that the Company may no longer be a public company;

                    (6) a reduction by Sierra in the Executive's annual base salary as in effect on the date hereof or as the same may be increased from time to time except for across-the-board salary reductions similarly affecting all senior executives of Sierra and all senior executives of any Person in control of Sierra;

                    (7) the failure by Sierra to pay to the Executive any portion of the Executive's current compensation except pursuant to an across-the-board compensation deferral similarly affecting all senior executives of Sierra and all senior executives of any Person in control of Sierra, or to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of Sierra, within thirty (30) days of the date such compensation is due;

                    (8) the failure by Sierra to continue in effect any compensation plan in which the Executive participates immediately prior to the Change in Control which is material to the Executive's total compensation, including but not limited to the Company's Officer and Senior Managers Annual Incentive Plan, Executive Long-Term Incentive Plan, Long-Term Performance Share Program and Stock Option Plan or any substitute plans adopted prior to the Change in Control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by Sierra to continue the Executive's participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount or timing of payment of benefits provided and the level of the Executive's participation relative to other participants, as existed immediately prior to the Change in Control;

                    (9) the failure by Sierra to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of Sierra's pension, savings, life insurance, medical, health and accident, or disability plans in which the Executive was participating immediately prior to the Change in Control (except for across the board changes similarly affecting all senior executives of Sierra and all senior executives of any Person in control of Sierra), the taking of any other action by Sierra which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed by the Executive at the time of the Change in Control, or the failure by Sierra to provide the Executive with substantially the same number of paid vacation days to which the Executive is entitled on the basis of years of service with Sierra in accordance with Sierra's normal vacation policy in effect at the time of the Change in Control; or

                    (10) any purported termination of the Executive's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Section 7.1 hereof; for purposes of this Agreement, no such purported termination shall be effective.

          The Executive's right to terminate the Executive's employment for Good Reason shall not be affected by the Executive's incapacity due to physical or mental illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good Reason hereunder.

          For purposes of any determination regarding the existence of Good Reason, any claim by the Executive that Good Reason exists shall be presumed to be correct unless the Company establishes to the Board by clear and convincing evidence that Good Reason does not exist.

          (19)4  "Notice of Termination" shall have the meaning set forth in
Section 7.1 hereof.

          (20) "Pension Plan" shall mean any tax-qualified, supplemental or excess benefit pension plan maintained by Sierra and any other plan or agreement entered into between the Executive and Sierra which is designed to provide the Executive with supplemental retirement benefits.

          (21) "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Company or any of its subsidiaries,
(ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company.

          (22) "Potential Change in Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

                    (5) the Company enters into an agreement, the consummation of which would result in the occurrence of a Change in Control;

                    (6) the Company or any Person publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a Change in Control;

                    (7) any Person becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 15% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding securities (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates); or

                    (8) the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in Control has occurred.

          (23)4 "Retirement" shall be deemed the reason for the termination by the Executive of the Executive's employment if such employment is terminated in accordance with Sierra's retirement policy, including early retirement, generally applicable to its salaried employees.

          (24)  "Severance Payments" shall have the meaning set forth in Section
6.1 hereof.

          (25) "Tax Counsel" shall have the meaning set forth in Section 6.2 hereof.

          (26) "Term" shall mean the period of time described in Section 2 hereof (including any extension, continuation or termination described therein).

          (27)  "Total Payments" shall mean those payments so described in
Section 6.2 hereof.

                                    Sierra Pacific Resources


                                    By:
                                       -------------------------------
                                       Name:
                                       Title:

Exhibit (10)(B) to the 1997 Sierra Pacific Power Company Form 10-K



                                   AGREEMENT



                                    BETWEEN



                          SIERRA PACIFIC POWER COMPANY
                                  RENO, NEVADA



                                      AND



                                LOCAL UNION 1245
                                     OF THE
                           INTERNATIONAL BROTHERHOOD
                             OF ELECTRICAL WORKERS



                              AFFILIATED WITH THE
                        AMERICAN FEDERATION OF LABOR AND
                    THE CONGRESS OF INDUSTRIAL ORGANIZATIONS
                                    AFL-CIO



                      JANUARY 1, 1998 - DECEMBER 31, 2000

                               TABLE OF CONTENTS
                               -----------------

  TITLE                                                                   PAGE
  -----                                                                   ----

               Agreement
               Preamble
          1.   Recognition
          2.   Continuity of Service
          3.   Definitions
          4.   Wages
          5.   Transportation
          6.   Working Hours
          7.   Shift Premium
          8.   Leaves of Absence
          9.   Inclement Weather Practice
          10.  Overtime
          11.  Holidays
          12.  Vacations
          13.  Safety
          14.  Union Activity
          15.  Sick Leave
          16.  Seniority
          17.  Expenses
          18.  Apprenticeship
          19.  Miscellaneous
          20.  Supplemental Benefits for Industrial Injury
          21.  Grievance Procedure
          22.  Employee Benefit Programs
          23.  Demotion and Layoff Procedure
          24.  Term of Agreement


ATTACHMENTS
-----------

           I.      Exhibit A    (1)   Wage Schedules

          II.      Exhibit B    (1)   Classifications and Job Descriptions
                   Exhibit B    (2)   Deleted Job Classifications

         III.      Letters of Understanding

          IV.      Exhibit C    (1)   Lines of Progression for Bidding & Demotional
                                      Purposes by Occupational Groups
                                      Definition of Occupational Groups
                                      Lines of Progression
                                      Bidding Notes

           V.      Exhibit D    (1)   Shift Employees
                                (2)   Service Employees
                                (3)   Operations Center Employees
                                (4)   Part-Time Employees
                                (5)   Office Service Employees

          VI.      Voluntary Investment Plan (401k) and
                   Long-Term Disability Plan

         VII.      Group Insurance Plan - Medical/Dental Plan
                   Wellness Participation
                   Bargaining Unit Medical Plan Options - Exhibits
                   Premium Summary for Part-time Employees

        VIII.      Retirement Plan

          IX.      Out-of-Town Work Assignment Guidelines

           X.      (Deleted 1/198)

          XI.      Job Site Reporting

         XII.      Emergency Response Program

        XIII.      Company Statement  RE: Continuation of Post Retirement Medical Coverage

         XIV.      Letter of Understanding - Work-At-Home Schedule for CSRs (Business Office)

                                     INDEX
                                     -----
                     SPPCO-IBEW LOCAL UNION 1245 AGREEMENT
                     -------------------------------------
                                JANUARY 1, 1998
                                ---------------

                                                                        PAGE
                                                                        ----
AGREEMENT (INTRODUCTION & PREAMBLE)
ARBITRATION PROCEDURE
APPRENTICESHIP
BIDDING NOTES
BULLETIN BOARDS, UNION
CALL OUTS
CHECK-OFF, UNION DUES
CLERICAL BIDDING NOTES
CLERICAL - CHANGE OF WORK HOURS
COMPANY VEHICLE USE
COMMUNICATION TECHNICIAN LETTER
CONTINUITY OF SERVICE TO THE PUBLIC
DAY EMPLOYEES
DEFINITIONS OF EMPLOYEE STATUS
DEMOTION PROCEDURE
DISCRIMINATION, RACE, COLOR, SEX, ETC.
DISQUALIFICATION OF PREFERRED BIDDER
DOUBLE TIME
DRIVERS LICENSE REQUIREMENTS
EMERGENCY RESPONSE PROGRAM
EMPLOYEE BENEFIT PROGRAMS
EMPLOYEE PLACEMENT
          - Disabled
          - New Technologies
          - Revision of Operations
          - Return from Military Leave
          - Temperamentally Unsuited
EQUIPMENT OPERATOR PROGRESSION GUIDELINES
EXPENSES
          - Meals

          - Board/Lodging
          - Subsistence
          - Moving
FAMILY SICK LEAVE PROGRAM
FOREMAN SELECTION
GRIEVANCE PROCEDURE
GROUP INSURANCE
HOLIDAYS
ICE FIGHTING
INCLEMENT WEATHER
INTERIM NEGOTIATIONS

JOB BIDDING
JOB DEFINITIONS (EXHIBIT B)
LAYOFF, LACK OF WORK
LETTERS OF UNDERSTANDING
LEAVES OF ABSENCE
          - Military
          - Personal
          - Union
          - Family and Medical
LIFE INSURANCE PLAN
LINES OF PROGRESSION
LONG-TERM DISABILITY PLAN
LUNCH PERIOD
MANAGEMENT RIGHTS
MEAL ALLOWANCES
MEAL PERIODS
MEDICAL/DENTAL/VISION GROUP INSURANCE
MEMBERSHIP
METER READER ALLOWANCE
MILEAGE ALLOWANCE
NON-BARGAINING UNIT ASSIGNMENTS
OCCUPATIONAL GROUP DEFINITIONS
OFF SCHEDULE ASSIGNMENT
OFFICE SERVICE EMPLOYEES CLASSIFICATIONS
ON CALL - STANDBY
OPERATIONS CENTER EMPLOYEES
OUT-OF-TOWN GUIDELINES
OUT-OF-TOWN PREMIUM
OVERTIME PAY
PART-TIME EMPLOYEES BENEFITS
PART-TIME EMPLOYEES DEFINITIONS
PASS - UNION BUSINESS REPRESENTATIVE
PAY PERIODS
PREARRANGED WORK
PROMOTION (QUALIFYING PERIOD)
RECOGNITION
RELOCATION ASSISTANCE
REPORTING PLACE
RESIDENTIAL REQUIREMENTS
REST PERIOD
RETIREMENT PLAN
SAFETY
SAVINGS CLAUSE
SENIORITY
SERVICE EMPLOYEES

SEVERANCE PLAN
SHIFT EMPLOYEES


                                     -iv-



SHIFT PREMIUM
SICK LEAVE
SICK LEAVE PAYOFF
STRIKE AND LOCKOUT
SUPPLEMENTAL BENEFITS FOR INDUSTRIAL INJURY
TELEPHONE ALLOWANCE
TEMPORARY ASSIGNMENTS
TERM OF AGREEMENT
TESTING REQUIREMENTS - POWER PRODUCTION
TOOLS
TRAVEL TIME
UNION SECURITY
UPGRADES
VACATIONS
VOLUNTARY INVESTMENT PLAN
WAGE RATES (EXHIBIT "A")
WAGE STEPS WITHHELD
WELLNESS PROGRAM
WORKING HOURS

                                   AGREEMENT
                                   ---------



          THIS AGREEMENT, made and entered into this first day of January, 1998, by and between SIERRA PACIFIC POWER COMPANY of Reno, Nevada, its successors or assigns, together with such other properties of a public utility character as may hereafter be acquired, hereinafter referred to as Company, and LOCAL UNION No. 1245 of the INTERNATIONAL BROTHERHOOD OF ELECTRICAL WORKERS (affiliated with the American Federation of Labor-Congress of Industrial Organizations), hereinafter referred to as Union. (Amended 1/1/98)


                                WITNESSETH that:

          WHEREAS, the parties hereto desire to facilitate the peaceful adjustment of differences that may from time to time arise between them, to promote harmony and efficiency to the end that Company, Union and the general public may benefit therefrom, and to establish wages, hours and working conditions for certain hereinafter designated employees of Company;

          WHEREAS, the parties hereby recognize that their industry is quickly transitioning into a competitive environment, and that they will be faced with competitive threats, expanding customer requirements, and related implications that must be addressed during the transition. Both parties agree that the magnitude of the possible changes are currently unknown; however, the Union and Company both agree to meet these challenges jointly as committed partners with the end result being the Company and Union that the customers choose. (Added 1/1/98)

          NOW THEREFORE, the parties hereto do agree as follows:


                                    TITLE 1
                                    -------
                                  RECOGNITION

1.1 For the purpose of collective bargaining with respect to rates of pay, wages, hours of employment and other conditions of employment, Company shall recognize Union as the exclusive representative of those employees for whom the National Labor Relations Board certified Union as such representative in Cases 20-R-1376 and 20-R-1403. It is agreed that the following specific classifications of employees shall be added to those classifications of employees which have previously been specifically excluded from the Bargaining Unit by mutual agreement.

1.2 Provisions of this Agreement shall be limited in their application to employees of Company as described in 1.1 of this Title. When the words "employee" and "employees" are used in this Agreement they shall be construed to refer only to employees described in said 1.1 unless otherwise noted.

1.3 Company shall deduct from their wages and pay over to the proper officers of Union, the membership dues of the members of the Union who individually and voluntarily authorize such deductions in writing. The form of check-off authorization shall be approved by Company and Union.

1.4 It is the policy of the Company and the Union not to discriminate against any employee because of race, creed, sex, age, color, national origin, or mental or physical impairment. It is further agreed that wherever in this Agreement the masculine term is used, it shall be considered applicable to both sexes.

                                    TITLE 2
                                    -------
                             CONTINUITY OF SERVICE

2.1 Company is engaged in rendering public utility services to the public and Union and Company recognize that there is an obligation on each party for the continuous rendition and availability of such services.

2.2 The duties performed by employees of Company as part of their employment pertain to and are essential in the operation of a public utility and the welfare of the public dependent thereon. During the term of this Agreement, Union shall not call upon or authorize or permit employees individually or collectively to cease or abstain from the performance of their duties for the Company, and Company shall not cause any lockout.

2.3 Any employee in a Bargaining Unit classification shall perform loyal and efficient work and service, and shall use their influence and best efforts to protect the properties of Company and its service to the public, and shall cooperate in promoting and advancing the welfare of Company and in preserving the continuity of its service to the public at all times.

2.4 Consistent with the Provisions of this Title, the parties recognize that Union, Company, and all employees are mutually obligated to promote efficiency in Company's operations and harmony among Company's employees.

2.5 Consistent with the provisions of this Title which pertain to continuity of service to the public and duties essential to the operation of the utility, after May 1, 1979 all employees shall be required by Company to either report to work on a call out basis within 45 minutes or reside within a thirty-five (35) mile radius of the Company headquarters to which they regularly report. An employee who is unable to report for work on a call-out basis within forty-five (45) minutes, will be exempt from the provisions of Section 10.3 of the Agreement. (Amended 1/1/98)

      Any employee who must change his place of residence as provided herein shall be given a reasonable period of time to move in order to avoid personal hardship.

      Incumbent employees who on May 1, 1979 reside within the present district or sub-district of the Company headquarters to which they regularly report, shall not be affected by the above provisions, until such time as they voluntarily change their residence, or job classification, or reporting headquarters.


                                    TITLE 3
                                    -------
                                  DEFINITIONS

3.1 Employees shall be known as "Regular," "Temporary," "Part-Time" and "Probationary."

3.2 For the purpose of the contract, a regular employee is defined as an employee who has completed six (6) months of continuous service with the Company.

3.3 A temporary employee is defined as an employee hired by the day for occasional or seasonal work, or for a limited time. A temporary employee shall not be eligible for sick pay, holiday pay, vacation pay, insurance coverage, pension coverage or items of similar nature, except as herein specifically provided. If a temporary employee should in the course of continuous employment, be reclassified to probationary or regular, he shall be credited with all continuous service in determining eligibility for such benefits that may accrue to him in his new status. A temporary employee shall receive not less than the minimum rate for the job except in the case of laborers. Temporary laborers, as defined in

      Exhibit A, may be hired for a period of not more than three (3) months at the special temporary labor rate.

3.4 A probationary employee is defined as an employee hired for a position that has been regularly established and is of indeterminate duration. A probationary employee shall receive sick pay, vacation pay, insurance coverage, pension coverage or items of a similar nature as he shall become eligible, but in all other respects shall be equivalent to a regular employee, subject to the provision of 3.6 of this Title. A probationary employee shall receive not less than the minimum rate for the job.

3.5   (a)   A part-time employee is one scheduled to work less than five (5)
      days per week or less than eight (8) hours per day. A limited number of part-time employees may be assigned to work covered by the Bargaining Agreement, provided that such assignment shall not result in the loss of regular employment for regular employees, nor shall the employees so assigned affect the status of or impede the promotional opportunities of regular employees. Part-time employees shall be paid the wage rates established in Exhibit A for the work performed. In determining allowances for vacations, sick leave, and other benefits hereunder, such allowance shall be prorated in direct ratio that the number of hours worked per week bears to forty (40). (Amended 1/1/95)

      3.    (b)   The number of part-time employees in all "Clerical Department"
                  classifications will not exceed 15% of the aggregate number of employees in all "Clerical Department" classifications.
                  (Amended 1/1/98)
            (Benefits related to part-time employees was moved to Title 22, effective 1/1/98)

      Schedules will be established in full hour increments and the employee's classification, i.e., one-half (1/2) time or three-quarter (3/4) time will be based on the established schedule at the time they are hired and an annual (payroll year) review of hours actually worked (excluding non-productive time) thereafter. Status changes will apply prospectively only. (Amended 1/1/98)

3.6 The retention of temporary and probationary employees is at the sole discretion of the Company, and termination of employment of such employees shall not be subject to review through the grievance procedure.

3.7 Continuous service with Company shall start with the date of employment and consist of the entire period of employment. Continuous service will be broken when (a) an employee is discharged for cause; (b) an employee voluntarily terminates employment; (c) an employee has been laid off for more than twelve (12) consecutive months; (d) an employee has violated the provisions of 8.4; (e) an employee has taken a leave of absence of over thirty (30) calendar days as defined in Section 8.1. (Amended 5/1/88)


                                    TITLE 4
                                    -------
                                     WAGES

4.1 The wage to be paid employees of the Company covered by this Agreement shall be at the rates specified in the schedule hereto attached, numbered Exhibit A, and made a part hereof.

4.2 All employees shall be placed on an hourly rate of pay and shall be paid on alternate Fridays for all time worked during the two (2) week period ending the previous Saturday midnight; exclusive of overtime worked during the second week of the two week period. Any such deferred payment shall be included with the pay check for the payroll period next succeeding the period in which such overtime was worked. In order to spread the payroll work the Company reserves the right to divide the payroll into two groups, paying each group on alternate Fridays. If a pay day falls on a holiday, the day next preceding such holiday shall be pay day. However, if a pay day falls on the Day after Thanksgiving the following Monday shall be pay day. Payroll deductions for employees shall occur semi-monthly (first and second paycheck each month) including, but not limited to, Employee-only/Dependent Medical premium payments, Long-term Disability Insurance premiums, Life Insurance premiums, Union Dues, and Credit Union deposits or payments. (Amended 1/1/95)

4.3 (a) An employee who temporarily assumes the duties and responsibilities of a classification having a higher minimum rate shall be paid not less than the minimum rate of the higher classification for the time worked, meal and travel time, as applicable, computed to the next quarter (1/4) hour. (Amended 5/1/83)


                1. Any upgrade position lacking an incumbent employee and continuing for a cumulative period of 1500 straight-time hours in a 12-month period shall require posting of the position. This provision does not apply to those classifications designated as "upgrade only". Exceptions to this provision can be made by mutual agreement between the Company and Union, i.e., training positions and special projects. (Added 1/1/98)

      (b) When an employee is temporarily reassigned to work in a classification higher than his regular classification, he shall be paid, upon such reassignment, the rate of pay he last received in such higher classification, plus any general wage increase or adjustments subsequently made therein.

      (c) When an employee is temporarily assigned or reassigned to work in a classification lower than his regular classification, his rate of pay will not be reduced.

      (d) Where automatic progression between classification or within the pay rate range of a classification is provided by the Agreement, it is understood that the employee's performance must be satisfactory to qualify for advancement. Where an employee's performance is unsatisfactory and an automatic progression wage step has been withheld, the Investigating Committee, provided for in Section 21.2 of the Agreement, may review the employee's performance.

      (e) Where automatic progression in any classification is provided by the Agreement, an automatic progression wage step will be withheld after an employee is off work for sixty (60) calendar days or more. (Amended 5/1/83)

4.4 Company and Union may agree to additional classifications and/or revisions of existing classifications and wages and lines of progression with respect thereto, during the term of this Agreement. Pending negotiations with respect to such classifications, wage rates and lines of progression, the Company may establish temporary classifications and wage rates.

      The Company will promptly notify the Union of any such temporary classifications and/or revisions and wage rates which are established. When the Company and Union reach agreement on the wage rate for the new classification and/or revised classification, it shall be retroactive to the date when the classification was first temporarily established or revised.


                                    TITLE 5
                                    -------
                                 TRANSPORTATION

5.1 Company or public transportation shall be furnished all employees requiring, at the discretion of the Company, transportation in the performance of their duties. In the event an employee is asked to use his own automobile for Company business, he shall be reimbursed at the current rate sanctioned by the Internal Revenue Code, Section 274, Treasury Regulations and Administrative Interpretations. (Amended 1/1/95)

5.2 Regular full-time Reno area Meter Readers shall be required to use their personal vehicles in the performance of their assigned duties within the Reno/Sparks metropolitan area for which they shall be reimbursed at the rate of One Hundred Eighty Dollars ($180.00) effective 5/1/96 per month for each month personal vehicles are so used. An allowance has been included in the reimbursement for the difference in cost between pleasure and business vehicle insurance coverage. As a condition of employment, personal vehicle insurance coverage shall be provided by the employee in an amount not less than the minimum state insurance requirements for such vehicle's use, and; a certificate of insurance with a thirty (30) day cancellation clause shall be required from each employee's insurance Company naming Sierra Pacific Power Company as an "Additional Insured Non-Owner" for each such vehicle used. Reno area Meter Readers shall not be required to use their personal vehicles outside the Reno/Sparks Metropolitan area. (Amended 1/1/98)

5.3       (a)   Any employee who may be required to operate Company vehicles and/or equipment while performing duties pertinent to his job classification must possess and maintain the appropriate licenses or permits required by applicable laws and/or Company policy. (Amended 5/1/82)

          (b) An employee incumbent in any such job who is unable to maintain the necessary driver's license, shall be returned to his former classification and rate of pay or, by mutual agreement between the Company and Union, shall be placed in another classification. (Amended 5/1/82)

                 In the specific event of where an employee is unable to
                maintain the necessary driver's license for driving under the influence or controlled substance abuse, the following shall apply: (Added 1/1/98)

         1. Said employee for a 1/st/ occurrence shall retain his rate of pay but may be required to work in another classification by mutual agreement between the Company and Union. However, a return to work agreement will be made between the Company, Union and employee specifically addressing terms and conditions of continued employment. (Added 1/1/98)

         2. In the event of a 2/nd/ occurrence, within 5 years of the 1/st/, said employee will not be accommodated in existing position. The Company and Union will endeavor to place the employee; however, if no vacancies exist, this could result in termination. (Added 1/1/98)

         3. In the event of a 3/rd/ occurrence, within 5 years of the 1/st/, the Company is not obligated for any reason whatsoever to accommodate said employee in any position. (Added 1/1/98)


          (c) A successful bidder on any job requiring vehicle and/or equipment operation, will be given a thirty (30) day period beyond the date of the job award to obtain the proper licenses and/or permits. Additional training must be arranged through Department Management. Bidder must be trained and/or evaluated prior to receiving approval to operate Company vehicles and/or equipment. (Amended 1/1/98)

          (d) Any employee who is considered for an upgrade to a position requiring the operation of Company vehicles or equipment must be qualified by training or experience prior to upgrade. Employee will be subject to the provisions of Section (a) and (b) above. (Added 5/1/83)

          (e) The provisions of Sections (a), (b) and (c) shall also apply to any employee operating a personal vehicle while being compensated by the Company for its use. (Added 5/1/82)

5.4 Employees shall be authorized to utilize Company vehicles only for the purpose of performing their assigned duties. Use of such vehicles for personal reasons is prohibited.


                                    TITLE 6
                                    -------
                                 WORKING HOURS

6.1 All regular employees shall receive full-time employment for each work week employed provided they physically report for duty at their regularly assigned reporting place in accordance with the terms and conditions of this Agreement and are in condition to perform their work. This is not interpreted to mean that the Company does not have the right to lay off or release employees on account of lack of work or any other valid reason at the end of the work week.

6.2       (a)   Each employee shall have a regular reporting place, a regularly established schedule of work hours and work days. Such schedule shall indicate the starting and quitting times, the regularly scheduled meal period and the scheduled non-work days. The arrangement of such schedule shall be in accordance with the provisions hereafter contained for the classification in which the employee is regularly employed. Schedules with work periods providing for starting times after 12:00 noon or before 6:00 a.m. shall provide eight (8) consecutive hours of work.

          (b) Employees who are assigned to work away from their regular assigned reporting place will be required to report to work at the established starting time and at the temporary reporting place designated by Company. When board and lodging are provided by Company, the reporting place will be the lodging designated by Company. It is understood that the temporary reporting place designated by the Company may change from time to time due to changes in Company's operational requirements. When necessary, Company shall provide water and sanitation facilities for the employee's use at the temporary reporting place. When the change of temporary reporting place occurs, the Union will be notified as far in advance as practicable. (Amended 1/1/95)

6.3 The work week shall be defined to be that period of 168 hours comprising seven (7) consecutive calendar days. For all employees but those in classifications listed in Section 6.13 the work week shall be that period beginning one (1) minute after 11:59 p.m. Saturday and ending 168 hours later.

6.4 A change in the regularly scheduled lunch period for any reason shall be deemed to require the payment of overtime for work performed during the regular lunch period and the employees may eat their lunch on Company time. Lunch periods may be advanced or delayed one-half (1/2) hour without the payment of overtime.

6.5 Employees, including those on Out-of-Town assignment, who are required to report for work on their non-work days, or on holidays which they are entitled to have off, or outside their regular work hours on work days, shall be paid overtime compensation for the actual work time, commencing at the time they physically report at their regularly assigned reporting place, and travel time in the amount of fifteen (15) minutes each way in connection therewith. An employee who is called out for such work shall be paid overtime compensation for travel time in the amount of thirty (30) minutes from his home and fifteen (15) minutes to return home. If an employee who is called out for such work outside of his regular work hours on a work day continues to work into or beyond his regular work hours, he shall be paid overtime compensation for actual travel time in the amount of thirty (30) minutes only from his home. (Amended 1/1/95)

          In applying this Section 6.5 to work to be performed at Tracy or Ft. Churchill Steam Plants by those employees whose regularly established headquarters are either the Frank A. Tracy or Fort Churchill Steam Plants, a travel time allowance of "30 minutes" shall be substituted for "15 minutes" wherever it appears in the paragraph next preceding.

          In applying Section 6.5, employees whose regular established headquarters is North Valmy Steam Plant but who reside in Winnemucca, will be compensated for "45 minutes" travel time each way and employees residing in Battle Mountain will be compensated for "30 minutes" each way.

          The portion of this Title relating to travel time shall not apply to the following situation:

          (a) Prearranged extended work schedules on regular work days. (Amended 5/1/81)

6.6       (a)   If an employee is instructed by his Supervisor to report for prearranged overtime on a non-work day, or on a holiday which he is entitled to take off with pay, and the employee reports for work as instructed, the employee shall be paid overtime compensation for a minimum of four (4) hours provided, however, this will not apply to cases in which the employee is prevented from completing the assignment or earning the minimum through no fault of the Company, for reasons such as inclement weather, accidents, illness, or other reasons beyond the control of the Company. In such cases the employee shall be paid overtime compensation for the actual time worked, but in no event less than the two (2) hour minimum. (Amended 5/1/81)

          (b) In the event an employee is instructed to report for prearranged overtime as provided in 6.6(a) above, and such work is canceled, the employee shall be paid overtime compensation for a minimum of four (4) hours, if he has not had notice of such cancellation at least eight (8) hours prior to the designated reporting time. (Amended 5/1/81)

          (c) If an employee is instructed by his Supervisor to report for prearranged overtime prior to his regular starting time on a scheduled work day, the employee reports for work as instructed and for any reason the work is canceled, the employee shall be paid overtime compensation for actual time worked, but in no event less than a two (2) hour minimum time. (Added 5/1/91)

6.7 For the purposes of application of the provisions of this Title, all employees not specifically denoted by Section 6.13 shall be considered to be day employees. Section 6.13 shall determine the designation of all others.

6.8       (a)   Day employees' hours of work shall be regularly scheduled as either 7:00 a.m. to 11:00 a.m. and 11:30 a.m. to 3:30 p.m. or 7:30 a.m. to
      11:30 a.m. and 12:00 noon to 4:00 p.m. or 8:00 a.m. to 12:00 noon and
      12:30 to 4:30 p.m. or 8:00 a.m. to 12:00 noon and 1:00 p.m. to 5:00 p.m.
      and the regular work days shall be Monday through Friday.

          Working hours will be the same for all employees within an occupational group at their specific reporting place. If Company desires to split starting times for employees within the same occupational group it shall be established by mutual agreement between Company and Union.

          (b) When by reason of an emergency in connection with ice fighting, it is necessary to work employees on a shift schedule at hours outside of their regular work hours, Company shall be exempt from the penalties provided under Section 10.1(a)(5) after paying two (2) days of such penalty. Upon the third day, the employees will assume the hours of the new schedule at the straight-time rate of pay for the duration of such assignment. When employees are assigned to such shift schedules, the newly scheduled hours shall become their "regular work hours" in applying the other provisions of this Title.

          In connection with ice fighting work assignments as provided for above, the following rules will be applicable to "Day Employees" with a normal work week of Monday through Friday, and employees classified as Hydro Operators.

                1. When an emergency arises in connection with ice fighting, the
                   Company may reschedule the hours of certain "Day Employees" and employees classified as "Hydro Operators" to the hours of a shift schedule.

                2. The starting time for a shift schedule is 0800, 1600, or
                   2400.

                3. The work day of a shift schedule consists of eight (8)
                   consecutive hours.

                4. When "Day Employees" and employees classified as "Hydro
                   Operators" are assigned ice fighting on a shift schedule, they assume the hours of a shift schedule beginning with the first day of the assignment, but the work days and non-work days remain the same as their normal work week.

                5. The shift premium is applicable to the hours in these
                   schedules as provided for in Title 7, beginning with the first day of the assignment.

                6. No notice is necessary to start a shift schedule to fight ice. However, as much notice as possible should be given both going on and coming off the shift schedule to allow the employees sufficient time to readjust their sleep and rest routine.

                7. Meals at Company expense are limited to those where the
                   Supervisor has not allowed sufficient time for the employees to eat breakfast and prepare lunch before reporting to work.

                8. On days the provisions of Section 10.1(a)(1), (2), (3), and
                   (4) are applicable, such day or days shall not be counted as one (1) of the days where penalty is paid under Section 6.8(b).

                9. The two (2) day penalty provided in Section 6.8(b) is not considered overtime in applying the rest period provisions.

          (c) The regular hours of work established herein may be changed by Company at the request or direction of public authorities, provided, however, that before any such change is made Company shall discuss it with Union. Company shall not be required to pay overtime compensation by reason of any change made as provided in this Section.

6.9       (a)   Company may schedule employees to work for periods of eight (8)
      hours at other than their regular hours in any of the following situations:

                1. The maintenance or repair of any generating plant or
                   substations, and emergency repairs to hydro plant canal systems. A generating plant or substation shall be defined as any facility that has high voltage apparatus, including OCBs and disconnects. (Amended 5/1/87)

                2. Work involving cleaning debris from the water intake of a hydro or power plant.

                3. Restoration of the Valley Road Gas Plant to operating
                   condition and the production of gas.

                4. To provide relief in a regularly scheduled job which has been temporarily vacated by absence of an incumbent.

                5. To provide public safety and the protection of Company
                   facilities underground which may be exposed to possible damage by excavating operations performed by other than Company employees.

                6. Work involving emergency repairs to or the cleaning of sand and debris from all raw water delivery systems. (Amended 1/1/98)

                7. Infra-red inspections of outdoor electric facilities.  (Added
                   1/1/98)

                8. At the request of the customer, special project construction or unique maintenance requirements of facilities where customer impacts must be minimized. (Added 1/1/98)

          (b) In the event such assignment is for four (4) regular work days or less, the employees shall be paid at the rate of one and one-half (1 1/2) times the applicable straight-time rate for all such work except that if the schedule continues beyond four (4) regular work days, the employee shall be paid one and one-half (1 1/2) times the applicable straight-time rate only for the first two (2) days of any such situation, and shall upon the third day, be paid at the straight-time rate for the duration of the assignment. Where the provisions of Title 10.1(a), (1), (2), (3), and (4) or the paragraph (c) next following are applicable, such day shall not be counted as one (1) of the premium days under this Section 6.9.

          (c) In the event the employee is required to begin work in a temporary "off schedule" assignment with less than forty-eight (48) hours notice he shall be paid at the applicable overtime rate for all work performed on the "off schedule" assignment between the time of notice and the expiration of the forty-eight (48) hour period. Wherever possible, assignment to an "off schedule" status and return to the regular schedule shall be made in such a manner as to provide the same number of hours off between work periods as is provided by the employee's regular schedule. Where this is not possible and a change is made with less than the required time interval, the difference between the amount of time off and the required time interval shall require the payment of an additional one-half (1/2) times the straight-time or overtime rate which may be applicable.

          (d) Upon completion of the temporary off schedule assignment, which may include scheduled days off, the employee shall be returned to his regular status and schedule. In all cases an assignment to an "off schedule" status shall not operate to deprive an employee of a forty (40) hour work week.

          (e) Except for operating employees who are assigned to supplement maintenance employees as provided in (a) above, and for employees who are assigned to relief as provided in (a) above, the employees' regular schedules of days of work shall not be changed.

          (f) If any such situation extends beyond four (4) weeks, Company and Union may agree to rotate the shift assignments without additional payment of overtime for such change.

          (g) The application of this Section shall in no way limit the right of the Company to establish schedules which would provide for work hours in excess of eight (8) on a work day, or more than five (5) days in a work week.

6.10      "Operations Center" employees shall have work schedules as follows:

          (a) They may be regularly scheduled to work any eight (8) consecutive hours, exclusive of meal period, between 6:00 a.m. and 7:00 p.m., Monday through Friday.

          (b) Operations Center employees, other than those working hours as provided in Section 6.10(a) above, may be assigned to work any eight (8) consecutive hours between 1:00 p.m. and 12 midnight.

          (c) Group schedules when required shall be developed to provide rotation of assignments and equalization of conditions. Schedules may be established or revised during the term of the Agreement, provided however that such arrangements shall be first mutually agreed upon by Company and Union.

6.11      (a)   This section means that except as noted below, there is an absolute prohibition against requiring an employee to work more than three
      (3) consecutive weeks without having two (2) consecutive days off. There is no penalty provided for a violation of the provisions of this section since the ban is absolute.

          If an employee has performed work on twenty-one (21) straight days, the employee must be granted the next two (2) days off. If the next two
      (2) days off occur on regular work days for that employee, such employee shall, nonetheless, be granted the days off at the straight-time rate of pay. (Added 1/1/95)

          (b) Employees may work beyond the twenty-one (21) day limit only under the following condition:

                1. Any work situation involving an immediate hazard to life or property. This does not include situations limited to a loss of money or revenue only. (Added 1/1/95)

6.12 The work week and work hours of part-time employees shall be governed by the following rules:

          (a) Company shall notify Union of all part-time employees hired, the work being performed and the schedule of work hours and work days, if any, for such employees.

          (b) Schedules of work hours and work days for part-time employees which would fall within the regular work hours and work days established in Section 6.8(a) may be established at the convenience of the Company.

          (c) Schedules of work hours or work days for part-time employees which would fall wholly or in part outside the regular work hours and work days established in Section 6.8(a) shall be established by mutual agreement between Company and Union.

6.13 "Shift" employees are as listed below: (Moved from Attachment V, Exhibit D, effective 1/1/98)

          Building Services Worker, Lead
          Foreman, Hydro/Peaking, Working
          Foreman, Scrubber, Working
          Foreman, Shift, Working
          Foreman, Shift, Working, Water Treatment
          Operator, Assistant, Control Room
          Operator, Clarifier
          Operator, Control Room
          Operator, Emergency Relief (Scrubber)
          Operator, Emergency Relief (Steam)
          Operator, Hydro/Peaking
          Operator, Hydro/Peaking, Assistant
          Operator, Service Utility
          Operator, Utility, Scrubber
          Operator, Water Plant

          Specialist, Equipment, Water Treatment
          Technician, Instrument*
          Technician, Shift, Instrument & Control (Pinon)

          * Instrument Technicians at Valmy are designated as Service Employees. The incumbent Instrument Technicians at Fort Churchill and Tracy will remain as Shift Employees until such time as they bid to another station, or if any future inequity increases are granted to the classification of Instrument Technician.

          (a) The work week for shift employees shall be regularly scheduled but may be any seven (7) consecutive days. The normal work week of shift employees may start on any day of the week and at any hour of the day, and shall consist of one (1) eight (8) hour shift for five (5) days. The five
      (5) work days and two (2) non-work days may be arranged in one, two, three or four (4) week cycles. The shift employee's work day shall consist of eight (8) consecutive hours. The starting time of such shifts are presently established at 8:00 a.m., 4:00 p.m., and 12:00 midnight. During the term of the Agreement, present shifts may be changed or additional shifts added, provided however, that such arrangements shall be first mutually agreed upon by Company and Union. The term "shift" shall be defined as a schedule of employee's work days, non-work days, working hours, and the arrangement of work week cycles.

          (b) When generating plant operations personnel are not specifically assigned to operations duties, they may be temporarily assigned to other duties at the generating facilities of the Power Production Department subject to the provisions of Section 4.3. Excluded from such assignments shall be work involving ice fighting and the construction, repair and maintenance of flumes.

          When assigned to report to their regular generating facility, they may be reassigned to perform duties in any occupational group established in that facility.

          The working days of operating personnel so assigned shall remain unchanged.

          The working hours of operating personnel so assigned may be changed and consist of the hours worked by the employees in the Power Production Department Occupational Group to which assigned.

          Such change in working hours and the return to the regular operations schedule hours shall require, after proper notice of such change of hours or return to regular hours, twelve (12) hours off between change to temporary hours or return to regular operations schedule hours. Where this is not possible and a change is made with less than twelve (12) hours off after proper notice, the difference between the amount of time off and twelve (12) hours shall require the payment of an additional one-half (1/2) times the straight-time or overtime rate which may be applicable. The provisions of Section 6.9 will not apply.

          (c) When generating stations are operated on a 3 shift, 24 hour basis, the work periods of shift operating personnel shall be in accordance with Subsection (a) above.

          When generating stations are operating on less than a 3 shift, 24 hour basis, the normal work week shall be in accordance with (a) above and the starting time of such shifts shall begin between the hours of 5:00 a.m. and 8:00 a.m. for the one shift, and between the hours of 1:00 p.m. and 4:00 p.m. for the other shift. Such schedules will be regularly established and will only be used to meet peak load conditions as they exist.

          (d) An employee classified as Emergency Relief Operator shall be regularly scheduled and shall perform the regularly scheduled assignments for operators at substations, generating plants and water treatment plants. He may be reassigned to any existing schedule for relief assignments in such plants without advance notice. Such employee shall not, as a result of such relief assignment, be entitled to overtime compensation for work performed during the regularly scheduled hours of such shift, except that, in the event he shall be required to report for work without having had twelve (12) hours off following the end of his last preceding work period, he shall be paid overtime compensation for any time worked in the twelve (12) hour period following the end of his last preceding work period. (Amended 1/1/98)

          (e)   (Deleted 5/1/87)

6.14 "Service" employees are as listed below: (Moved from Attachment V, Exhibit D, effective 1/1/98)

          Apprentice, Fabricator-Welder**
          Apprentice, Mechanic, Plant
          Apprentice, Serviceman, Customer
          Apprentice, Technician, Electrical, Plant
          Apprentice, Technician, Instrument
          Apprentice, Technician, Lab
          Coordinator, Fleet Repair/Licensing**
          Electrician, Plant
          Fabricator-Welder **
          Fabricator-Welder, Certified**
          Foreman, Communication Systems, Working
          Foreman, Gas Pressure, System Working
          Foreman, Lab, Working
          Foreman, Machinist, Working**
          Foreman, Maintenance, Working
          Foreman, Shop Operations, Working**
          Foreman, Technical, Working
          Foreman, Utility Materials, Working***
          Foreman, Utility Materials, Working (Power Plants)
          Foreman, Working**
          Foreman, Yard, Working
          Garageman**
          Helper **
          Helper (Power Production Maintenance)
          Machinist-Tool Repair**
          Maintenanceman, Street Light
          Mechanic/Machinist, Plant
          Mechanic, Plant
          Mechanic, Utility Fleet**
          Mechanic/Welder, Plant
          Operator, Gas Pressure
          Operator, Yard
          Operator, Yard, Senior
          Parts Clerk**
          Serviceman, Customer
          Serviceman, Equipment
          Serviceman, Water
          Specialist, Water Supply
          Technician, Communications Class I*
          Technician, Communications Class II*
          Technician, Communications Class III*
          Technician, Communication Systems
          Technician, Electrical, Plant
          Technician, Instrument
          Technician, Lab
          Troubleman

          Utilityman, Gas
          Utilityman, Service
          Utility Materials Specialist***
          Utility Materials Specialist I***
          Utility Materials Specialist, Trainee***
          Utility Materials, Specialist (Power Plants)
          Utility Materials, Specialist I (Power Plants)

          * Future Communication Technician I, II, and III vacancies may be posted as "Service Employee" classifications. No current employee will be affected unless he/she voluntarily bids one (1) of these Service job classifications.

          ** No current employee as of 5/1/91 will be affected unless he/she voluntarily bids one (1) of these Service job classifications. (Amended 1/1/98)

          *** No current employee as of 1/1/98 will be affected unless he/she voluntarily bids one (1) of these Service job classifications. (Added 1/1/98)

          (a) The normal work week for each Service Employee shall be regularly scheduled and may be any five (5) consecutive days, starting on any day of the week. The arrangement of work hours, work days, non-work days and work week cycles, where applicable, shall be considered as the employee's work schedule and shall be developed to provide rotation of assignments and equalization of conditions.

          (b) Working hours for Service Employees assigned to work schedules providing for one-shift operations shall be either 7:00 a.m. to 11:00 a.m. and 11:30 a.m. to 3:30 p.m., or 7:30 a.m. to 11:30 a.m. and 12:00 noon to
      4:00 p.m. or 8:00 a.m. to 12:00 noon and 12:30 p.m. to 4:30 p.m. or 8:00
      a.m. to 12:00 noon and 1:00 p.m. to 5:00 p.m.

          (c) Schedules for two-shift operations shall be as follows: First shift shall consist of any eight (8) consecutive hours between 7:00 a.m. and 5:00 p.m., exclusive of a thirty (30) minute meal period. Second shift shall consist of any eight (8) consecutive hours between 1:00 p.m. and 12 midnight. Employees assigned to the No. 2 shift shall be allowed necessary time to eat a meal on the job on Company time.

          The Company agrees to schedule Service Employees on the No. 1 shift to take lunch four (4) hours after his regular starting time.

          (d) Group schedules when required shall be developed to provide rotation to assignments and equalization of conditions. Schedules may be established or revised during the term of the Agreement, provided however, that such arrangements shall be first mutually agreed upon by Company and Union.

          (e) New work schedules may be established and present schedules may be revised during the terms of the Agreement, provided, however, that such arrangements shall be first mutually agreed upon by Company and Union.

6.15      (a)   "Office Service" employees are listed below:  These employees may be regularly scheduled to work any eight (8) consecutive hours, exclusive of a meal period, between 6:00 a.m. and 12:00 midnight, Monday through Friday.

                Clerk
                Clerk, Cash Processing, Senior
                Clerk, Print Shop
                Foreman, Customer Services, Working
                Foreman, Distribution, Working
                Foreman, Meter Reader, Working-Reno

                Messenger, Outside
                Meter Reader-Collector
                Meter Reader-Collector, Trainee
                Operator, Data Entry
                Operator, Data Entry, Trainee
                Operator, Data Entry, Senior
                Operator, Mail Inserter
                Operator, PBX
                Operator, Phototypeset
                Representative, Accounts Payable
                Representative, Clerical
                Representative, Credit & Collections
                Representative, Customer Services
                Representative, Customer Services, Senior
                Serviceman, Customer (District)
                Specialist, Clerical
                Specialist, Meter Data
                (Amended 1/1/98)

          (b) The Company will schedule Office Service employees to take lunch during the period from three (3) hours after the employee's regular starting time to five (5) hours after his regular starting time. Office Service employees, with consent of the Supervisor, may exchange lunch periods on any given day.

          (c) The provisions of Section 6.4 shall not apply to employees covered by this section. Schedules of Office Service Employees may be established or revised during the term of the Agreement, provided, however, that such arrangements shall be first mutually agreed upon by Company and Union. (Amended 5/1/80)

          (d) Office Service employees may change their working hours and/or lunch period, with prior supervisory approval, by up to two (2) hours within the same work day with no penalty to the Company. This allows the employee to schedule personal time off while maintaining their regularly scheduled number of work hours, i.e. making time up within the same day of no more than two hours.

          A request to change an employee's work schedule must be arranged with the supervisor at least one day prior to the change, other than for emergency situations.

          When an employee has requested personal time off, the employee has the option to make up time within the same day by adjusting his or her work schedule, or may use vacation or floating holiday hours, or sick leave (under Title 15 or Family Sick Leave guidelines), or may elect time off without pay. A minimum of 1/2 hour lunch period must be taken in accordance with Section 6.15, unless required by operational needs.

          (Moved from Attachment III, Letter of Understanding #1, effective 1/1/98)


                                    TITLE 7
                                    -------
                                 SHIFT PREMIUM

7.1 All eight (8) hour work periods regularly scheduled to begin at 4:00 a.m. or thereafter, but before 12:00 noon shall be designated as first shifts. All eight (8) hour work periods regularly scheduled to begin at 12:00 noon or thereafter, but before 8:00 p.m., shall be designated as second shifts. All eight (8) hour work periods regularly scheduled to begin at 8:00 p.m. or thereafter, but before 4:00 a.m., shall be designated as third shifts. No shift premium shall be paid for the first shift. A premium of $1.00 effective 1/1/98, ($1.05 effective 1/1/99, and $1.10 effective 1/1/00) shall be paid for work performed in the second shift. A premium of $1.20 effective 1/1/98, ($1.25 effective 1/1/99, and $1.30 effective 1/1/00) shall be paid for work performed in the third shift. (Amended 1/1/98)

7.2 When a shift premium is applicable to time worked at the overtime rate of pay, the overtime rate shall be applied to the applicable shift premium.

7.3 Shift premiums shall be payable only for hours actually worked, and shall not be paid for non-work time such as holidays, sick leave, vacations, etc.

7.4 Shift premium shall be paid for meal and travel time at the applicable overtime rate. (Added 5/1/83)


                                    TITLE 8
                                    -------
                               LEAVES OF ABSENCE

8.1 "Leaves of Absence" and "Leaves" signify approved absence without pay. A leave shall commence on and include the first work day on which an employee is absent and shall terminate upon the agreed-to date of expiration of the leave of absence. An individual's seniority shall not be affected, except for personal leaves of thirty (30) or more calendar days. The employee's status as a regular employee shall not be impaired by a leave of absence and the conditions of the leave shall be governed by the provisions herein applicable to the type of leave granted. Any demotion of an employee caused by a reinstatement of an employee who has been absent on an approved leave of absence shall be governed by the Demotion and Layoff Procedure. (Amended 1/1/95)

                                 Military Leave
                                 --------------

8.2 A leave of absence shall be granted to employees who enter the Armed Forces of the United States, provided, however, that any such leave of absence and the reinstatement of any such employee shall be subject to the terms of any Act of Congress which provides for re-employment. The seniority rights for employees who are members of the Armed Forces shall accrue while they are absent on military duty.

                                  Union Leave
                                  -----------

8.3 Company shall, at the written request of Union, grant a leave of absence without pay to an employee who is appointed or elected to any office or position in the Union and whose services are required by the Union, provided adequate arrangements can be made to take care of the employee's duties, without undue interference with the normal routine of work. Such Union leave shall be subject to the following conditions:

          1. The term shall be for a fixed period not to exceed three (3) years. The period shall be stated in the request for leave.

          2. The employee shall be returned to employment in his same classification held at the time the leave was granted and at the same headquarters at which he was last employed, or at the nearest headquarters to that location in which a vacancy exists.

          3. The seniority of an employee who is granted a leave of absence under the provisions of this Title shall accrue during the period of such leave.

          (Amended 1/1/98)
                                 Personal Leave
                                 --------------

8.4 Leaves of absence for urgent, substantial personal reasons may be granted to regular employees provided that mutual agreement is reached thereon by Company and employee, and subject to the following conditions:

          1. The leave will not exceed a period of six (6) months, or a six (6) month extension thereof, but in no case shall any leave or extension be granted which extends the total leave of absence beyond a period of one (1) year.

          2. The purpose for which the leave is granted will not lead to the employee's resignation.

          3. If an employee fails to return immediately on the expiration of the leave of absence, or if he makes application for unemployment benefits, or if he accepts other employment while on leave, he shall thereby forfeit the leave of absence and terminate his employment with the Company.

          4. An employee returning from an authorized leave of six (6) months or less shall be reinstated to his former classification and headquarters location.

          5. An employee returning from an authorized leave exceeding six (6) months shall be reinstated to his former classification and headquarters provided a vacancy exists in his former classification. If no such vacancy exists, the employee shall be reinstated in a lower classification thereto in the same Line of Progression. If such reinstatement in a lower classification is required under this section, the employee will be given preferential consideration over other employees in the filling of vacancies in higher classifications in the line of progression until such time as he is returned to his former classification or rate of pay. (Amended 5/1/82)

8.5 The Company will not consider the bid of an employee on a leave of absence. (Added 5/1/87)



                            Family and Medical Leave
                            ------------------------

8.6 Leaves for care of child, spouse, parent or serious illness of employee in accordance with the Federal Family and Medical Leave Act.

          (a) Employees are eligible if they have attained regular status and have at least six (6) months of continuous service with the Company when the leave begins. Part-time employees are eligible if they have attained regular status and have worked 1040 hours.

          (b) Eligible employees can take six (6) months unpaid leave of absence for a qualifying reason.

          (c) Employees should give thirty (30) days advance written notice of intent to take leave. The employee should make a reasonable effort to schedule his/her leave so as not to interrupt Company operations. If an unforeseeable event occurs, employees should give notice as soon as practicable.

          (d) An employee returning from an authorized leave under Section 8.6 will be reinstated to his/her former classification and headquarters location.

          (e) Employees may be required to provide medical certification from a qualified health care provider.

          (f) Leave may be denied if adequate notification or proper medical certification is not provided as required.

          (Added 1/1/95)

                                    TITLE 9
                                    -------
                           INCLEMENT WEATHER PRACTICE

9.1 Regular and probationary employees who are unable to work in the field because of inclement weather, "red" air quality days, as ordered by any air quality regulatory agency, or other similar causes, shall receive pay for the full day, provided they physically report for duty at their regularly assigned reporting place and are in condition to perform their work. However, they may be held pending emergency calls, and may be given first aid, safety or other instructions, or they may be required to perform miscellaneous work in the warehouses or other sheltered locations. Temporary employees under the same conditions shall receive pay for time they worked or are held on Company property, or ordered to stand-by. They shall not be paid in any event for less than four (4) hours.

          When "red" air quality days occur, strenuous work activity shall cease within affected areas except when emergencies, and/or public safety or welfare are involved, and in those instances, the Company shall provide appropriate respirators for those employees required to work. (Added 1/1/95)

9.2 The employee in charge at the job site shall be responsible for determining whether weather conditions warrant cessation of outside work. In arriving at a decision with respect to weather conditions, the following shall be taken into account: (Amended 1/1/98)

          1.    Employee safety

          2.    Operating requirements

          3.    Undue hazards

          4.    Service to the public

          5.    Job site working conditions

          6. Anticipated duration of time required to leave unfinished job in safe condition

          7.    Anticipated duration of inclement weather

          8.    Distance from job site to operating headquarters

          9. Any other pertinent factors which in his opinion should be taken into account in reaching his decision relative to stopping or continuing work. (Amended 1/1/98)



                                    TITLE 10
                                    --------
                                    OVERTIME

10.1      (a)   Overtime is defined as (1) time worked in excess of forty (40)
      hours in a work week, (2) time worked in excess of eight (8) hours on a scheduled work day, (3) time worked on a non-work day, (4) time worked on a holiday, and (5) time worked outside of regular work hours on a work day. Overtime shall be computed to the nearest quarter hour.

          (b) Prearranged overtime shall be defined as overtime for which notice has been given prior to the employee's release at the end of the last regularly scheduled work period or an extension thereof, of no more than two (2) hours on that work day.

                1. Company may extend prearranged overtime as necessary.
                   (Amended 5/1/81)

          (c) Callout overtime shall be defined as overtime for which prior notice has not been given the employee as per 10.1(b). (Added 5/1/81)

          (d) Overtime work should be assigned in accordance with the following principles, which are intended to guide the actions of both Supervisors and employees:

                1. The nature of the utility business requires the working of overtime and is reflected in the language of this Agreement.

                2. The right to determine the importance and necessity of any work assignment rests within the rights of Management.

                3. Refusal shall be supported by a valid reason.

                4. A reasonable and sympathetic approach shall be taken by
                   Supervision, with employees receiving as much advance notice as possible in order to allow them to alter their plans.

                5. Extenuating circumstances and health of the employees shall be considered.

                6. The time necessary to complete the work assignment and the availability and practicability of the use of other employees shall be considered.

                7. Above all, the rule of reason shall be used by employees and
                   Supervisors.

10.2 If an employee is called out by a responsible authority of the Company outside the employee's regularly scheduled hours and works less than two
      (2) hours, the employee shall receive not less than two (2) hours to be compensated at the applicable overtime rate, for each such call out, provided the employee has finished his first call out and has returned to his home. If the employee is sent on another job or jobs prior to returning home from the initial call without a break in work time it shall be considered a single call out. It shall be the policy of the Company to avoid a second assignment except those of such urgency as would ordinarily warrant a call out, but the determination of such urgency shall be determined solely by the Company Representative dispatching the call.

          Such minimum call out pay provision shall not apply and the overtime payment shall be made only for actual work time outside regular hours where:

          1. The call-out is less than two (2) hours prior to his regular starting time and the work extends into the regular work day.

          2. The call-out is an extension of the regular work day or the employee has not left the plant premises when called. Any employee required to keep a radio-equipped Company vehicle at home when off duty shall, upon completion of a tour of duty, proceed directly to his home. Any call-out while in transit shall be considered an extension of the regular day without interruption in time. A call-out received after reaching home and signing off the radio shall be considered a separate call-out. (Amended 5/1/81)

10.3            (a)  Overtime shall be divided as equally as is practicable over the course of the payroll year, among those employees qualified and available within a classification and headquarters. All overtime for individuals in each headquarters shall be posted every 30 days. Employees new to a classification or district or department shall be averaged into that district or Department's year to date overtime list. (Amended 1/1/98)

                (b)  Deviation from the distribution of overtime as stated in
                     Section 10.3 (a) must be established in writing and agreed to by both Company and Union. (Added 1/1/98)

                (c)  Deviation from the distribution of overtime as stated in
                     Section 10.3 (a) will be allowed in select cases where employees within classification possess special skills (certifications, licenses, or training) unique to that job requirement. (Added 1/1/98)

10.4 Nothing contained herein shall be construed to require the payment of overtime compensation under more than one (1) of the foregoing definitions for a single period of operation.

10.5      (a)   Overtime compensation at the rate of one and one-half (1 1/2)
      times the straight rate of pay shall be paid to employees for overtime as defined in Section 10.1 (a) (1), (2), (3), (4), and (5) and Section 10.1
      (b).  (Amended 5/1/81)

          (b) The time worked in excess of sixteen (16) consecutive hours (which includes unpaid meal period) and continuing until the employee is dismissed from such work shall be paid at the rate of two (2) times the employee's straight rate of pay. (Amended 5/1/82)

          (c) Prearranged overtime worked in excess of twelve (12) consecutive hours and continuing until the employee is dismissed from such work shall be paid at the rate of two (2) times the employee's straight rate of pay. (Added 5/1/81)

          (d) If, following an employee's dismissal from work or on an employee's non-work day, the employee is called out for work, he shall be paid at two (2) times his straight rate of pay for all work performed outside his regular work hours or on a non-work day. (Added 5/1/81)

          (e)    (Deleted 5/1/91)

10.6      (a)   Any regular or probationary employee who, as the result of a call out or a prearranged work assignment, has worked at overtime rates between his regular quitting time and his next regular starting time on regular work days, shall be entitled to a rest period under the following conditions:

                1. If he has worked eight (8) hours or more at overtime rates, he shall be entitled to a rest period of nine (9) consecutive hours upon completion of such overtime work.

                2. If he has worked a minimum of two (2) hours at overtime rates and such work extends beyond nine and one-half (9 1/2) hours after his regular quitting time, he shall be entitled to a rest period of nine (9) consecutive hours upon completion of such overtime work.

                3. If he has worked a minimum of two (2) hours at overtime rates and such work commences later than nine and one-half (9 1/2) hours after his regular quitting time, he shall be entitled to a rest period of nine (9) consecutive hours upon completion of such overtime work. The above provisions shall not apply if such work commences later than four (4) hours before his next regular starting time.

                4. Rest periods, as provided above, shall commence upon
                   completion of the employee's overtime work or the start of his regular work hours, whichever occurs first.

          (b) The provisions of Section 10.6(a) shall apply to an employee who works at overtime rates on his regularly scheduled day off or on a holiday observed by the Company as follows:

                1. The overtime must have been worked immediately preceding his regular starting time on the next regularly scheduled work day, and

                2. During the corresponding time period normally observed by him as off-duty hours on consecutive work days.

          (c) If the employee becomes eligible for a rest period in accordance with any of the conditions above, and the Company requires the employee to continue work into his regular work period, the employee shall be paid at two (2) times the standard rate of pay for all hours worked until he is given a rest period. If, however, the employee is not entitled to a rest period, the employee shall revert to the straight-time rate at the beginning of his regular work period irrespective of whether he continues to work at said overtime work or changes to regular duties.

          (d) If the employee becomes eligible for a rest period and is called back to work during his nine (9) hour rest period, the employee shall be paid overtime compensation at the rate of pay equivalent to two (2) times the standard rate of pay for all work performed until he has been relieved from duty for at least nine (9) consecutive hours, and a new rest period will commence at the conclusion of such work.

          (e) Should a rest period provided for above extend into his regular work hours, the employee may be required to report for work at the end of said rest period for the remainder of that regular work period. The employee shall be paid at straight time for any portion of his regular work period which he is allowed to take as a rest period. He will in any event be paid at the straight-time rate for the said regular work period.


                                    TITLE 11
                                    --------
                                    HOLIDAYS

11.1 It shall be the policy of the Company to perform only necessary work on any of the holidays observed by the Company. The necessity for holiday work and the number and choice of employees required to work on the holiday shall be determined by the Company.

11.2 For regular and probationary employees, "holiday" as used herein is defined as a day on which each of the following holidays is observed by the Company:

                                 New Year's Day
                                Presidents' Day
                                  Memorial Day
                                Independence Day
                              *Floating Holiday #1
                              *Floating Holiday #2
                              *Floating Holiday #3
                                   Labor Day
                              Nevada Admission Day
                                Thanksgiving Day
                             Day After Thanksgiving
                                 Christmas Day

          *An employee, during his first payroll year of employment, shall be entitled to Floating Holidays in accordance with the following table:
      (Amended 1/1/98)

Hired From                      To Inclusive       Floating Holidays
----------                      ------------       -----------------

          Beginning of Payroll Year  April 30                      3
          May 1                      August 31                     2
          September 1                End of Payroll Year           1

          Employees shall observe their floating holidays on a workday before the end of the payroll year at the convenience of the Company and the Company will not pay in lieu of unused floating holidays. In the event an employee is prevented from taking his floating holidays due to operational requirements, he shall be entitled to defer the floating holidays into the next ensuing payroll year. (Amended 1/1/98)

11.3 If a holiday is observed by Company on a regular or probationary employee's non-working day, the employee shall, during the ensuing twelve
      (12) months be given a work day off with straight-time pay at the convenience of the Company. The employee may have the option of foregoing the work day off and accepting regular straight-time pay for the holiday if he so desires.

11.4 If a holiday is observed by Company on a regular or probationary employee's scheduled non-work day and the employee works on that day, he shall be paid at the applicable overtime rate for all work performed plus his holiday allowance.

11.5 If a holiday is observed by Company on a regularly scheduled work day of a regular or probationary employee and he performs no work that day, he shall be given a holiday allowance equal to his regular straight-time pay for the day.

11.6 If a holiday is observed by Company on a regularly scheduled work day of an employee and he works that day, the employee shall have the option to:

          1. be paid the applicable overtime rate for all work performed plus his holiday allowance of eight (8) hours straight-time pay, or

          2. be paid the applicable overtime rate for all work performed and carry over the holiday, to be observed at another time, subject to the provisions of 11.3 of the Agreement. (Amended 5/1/83)

11.7      (a)   If a holiday falls on a Saturday, the Company shall observe the holiday on Friday. If a holiday falls on a Sunday, the Company shall observe the holiday on Monday.

          (b) If a holiday falls on a Saturday or Sunday, employees regularly scheduled to work that day shall observe the actual holiday rather than the Company observed holiday.

11.8 If an employee takes off any of the days observed by the Company as holidays and is absent without bona fide reason on the work day either immediately preceding or following such day observed by the Company as holiday, he shall not receive holiday pay.


                                    TITLE 12
                                    --------
                                   VACATIONS

12.1 All active employees except temporary employees begin accumulating vacation time upon employment. Vacation time shall be computed from the employee's continuous service date and will be credited bi-weekly.

          (a) An employee's continuous service date shall be his/her most recent date of hire which may be adjusted subject to the provisions of Title 8.

          (b) When an employee's accrual rate changes as stated in 12.2 below, the new accrual rate will be effective at the beginning of the pay period in which the continuous service date falls. (Amended 5/1/87; Effective 1/1/88)

12.2 Full-time employees except temporary employees earn vacation time as follows and subject to the provisions of Title 20:

          (a) First (1st) through Fifth (5th) year of continuous service:

          From one (1) day through sixty (60) months from your continuous service date you begin accruing 3.076 hours biweekly for a total of ten
      (10) days' vacation per year.

          (b) Sixth (6th) through Twelfth (12th) year:

          At the completion of five (5) full years (60 months) from your continuous service date you begin accruing 4.615 hours biweekly for a total of fifteen (15) days' vacation per year.

          (c) Thirteenth (13th) through Nineteenth (19th) year:

          At the completion of twelve (12) full years (144 months) from your continuous service date you begin accruing 6.153 hours biweekly for a total of twenty (20) days' vacation per year.

          (d) Twentieth (20th) through Twenty-sixth (26th) year:

          At the completion of nineteen (19) full years (228 months) from your continuous service date you begin accruing 7.692 hours biweekly for a total of twenty-five (25) days' vacation per year.

          (e) Twenty-seven (27) or more years:

          At the completion of twenty-six (26) full years (312 months) from your continuous service date you begin accruing 9.230 hours biweekly for a total of thirty (30) days' vacation per year. (Amended 5/1/91; Effective 4/28/91)

12.3 Each employee who has completed five (5), ten (10), fifteen (15), twenty (20) years, etc., of continuous service with the Company will be credited with five (5) days vacation (40 hours) in the pay period in which the continuous service date falls. (Amended 5/1/87; Effective 1/1/88)

12.4 Part-time employees except temporary employees shall earn vacation time as stated in Section 12.2 and 12.3, but adjusted as follows and subject to the provisions of Title 20.

          (a) Vacation time credits shall be prorated as outlined in Section
      3.5.  (Amended 5/1/87)

12.5 An employee must complete six (6) months of continuous service to be eligible to take vacation. After completion of six (6) months of continuous service, vacation may be taken as earned, subject to operational needs of the Company and by mutual agreement of Company and employee. (Amended 5/1/87)

12.6 Vacation time shall be paid at the straight-time rate of pay. (Amended 5/1/87)

12.7 All vacation shall be taken on consecutive days unless otherwise mutually agreed upon between Company and the employee.

          (a) An employee may, upon his request, and with the consent of his Supervisor, take a vacation of less than five (5) consecutive work days, providing that:

                 1.  Such request is submitted as far in advance as is possible.
                 2.  Such request is no less than  1/4  hour.  (Amended 1/1/98)

12.8 Earned vacation which is not used by an employee may be allowed to accumulate. Such vacation may be carried over from one (1) payroll year to the next following payroll year provided that the carryover vacation does not exceed a maximum amount based on years of continuous service as stated below: (Amended 1/198)

                 Years of Continuous Service    Maximum Carryover Vacation
                 ---------------------------    --------------------------
                 1st through 5th year           20 days or 160 hours
                 6th through 12th year          30 days or 240 hours
                 13th through 19th year         40 days or 320 hours
                 20th through 26th year         50 days or 400 hours
                 27 years or more               60 days or 480 hours

          (a) All vacation carried over from one (1) payroll year to the next following payroll year in excess of the maximum as stated in 12.8 above will be forfeited. (Amended 1/1/98)

12.9 When an employee is required to carry over a vacation from one (1) payroll year to the next payroll year due to an approved absence from work because of an extended illness or industrial injury, such vacation will be taken at the convenience of the Company and at such time as not to interfere with vacation schedules of other employees. Such vacation will not be subject to forfeiture as stated in 12.8(a). (Amended 1/1/98)

12.10 When an employee's approved scheduled vacation is canceled by the Company due to unforeseen emergency conditions, or an employee foregoes his/her vacation for the convenience of the Company, the employee shall be allowed to reschedule his vacation by mutual agreement between Company and the employee. If such vacation must be carried over to the next following payroll year, it shall not be subject to forfeiture as stated in 12.8(a). (Amended 1/1/98)

12.11 If a holiday is observed by the Company on a work day within an employee's vacation period, the holiday shall not be considered a vacation day. (Amended 5/1/87)

12.12 Company shall not require an employee to take his vacation in lieu of sick leave or leave of absence on account of illness. (Amended 5/1/87)


12.13 Regular and probationary employees whose employment with the Company has been terminated for any reason shall receive vacation pay for all accrued vacation time in lieu of any vacation allowance. (Amended 5/1/87)

12.14 Before April of each year, there will be a sign-up in each department so that the employees may designate their choice of vacation periods.
       The Company shall prepare the annual vacation schedule on the basis of such sign-up, effecting whenever possible the selections of the employees within each classification in the order of Company seniority.

          (a) If, in accordance with 12.7, an employee has arranged to take his vacation in two (2) or more periods the use of seniority as a factor in securing preferential consideration over other employees shall be limited to one (1) of such periods.

          (b) Service employees shall be allowed to include one (1) night shift in their first choice vacation period. (Amended 5/1/87)

12.15 Vacation lists shall be posted on or before April 15 of each year. Scheduled vacation shall be taken as posted unless otherwise agreed to by Company. Any request for changes in scheduled vacation shall be submitted by the employee in writing and subject to written approval by Company. Such request shall include the alternate date(s) proposed by the employee. (Amended 5/1/87)


                                    TITLE 13
                                    --------
                                     SAFETY

(Moved from Attachments, effective 1/1/98)


          Working SAFELY prevents suffering, loss of wages to ourselves and families, and damage to property and injury to others.

          An important part of everyone's acceptance of employment is to accept responsibility to do his work in accordance with the latest safety practices and to cooperate with other employees with whom he works to carry out safety rules and practices. Therefore, every employee of this Company is automatically pledged to study the safety rules and put them into effect for every applicable circumstance.

          Every employee must be familiar with the special safety rules and regulations pertaining to his particular classification, in addition to the general overall safety rules.

13.1 Company shall make reasonable provisions for the safety of employees in the performance of their work. Union shall cooperate in promoting the realization of the responsibility of the individual employee with regard to the prevention of accidents.

13.2 The Company will draft reasonable safety rules for employees and it will be the responsibility of all employees to observe these rules. A copy of the rules will be furnished the Union.

13.3 The Company shall hold not less than eight (8) safety meetings each year at practical points throughout the system. When practicable, such meetings shall be scheduled to permit as many employees as possible to attend. Employees shall be required to attend safety meetings except for good cause. The programs of the safety meetings shall be arranged by the Company and in general will cover material appropriate to each group.

13.4 The Company will promptly notify the Union Business Representative of any accident resulting in death or serious injury to an employee. The Union Business Representative of Local 1245 shall be a member of the Company Accident Prevention Board. (Amended 1/1/98)

13.5 The Company and Union recognize the importance of timely, well-documented investigative reports for any serious accident/incident determined to be worth investigating. To this end, the Company and Union agree that a Committee comprised of not more than twelve (12) members of the Bargaining Unit and twelve (12) members of Management will be selected by their respective parties to receive special training from the Safety Department in the appropriate methods of conducting accident investigations -- such training to be provided on Company time at Company expense.

       Thus, when an accident/incident occurs, there will be a trained group of personnel from whom to select the Joint Accident Investigating Committee members as described in the remainder of this section. Selection to serve as a member of the Joint Accident Investigating Committee shall be based on the knowledge and experience of the individual committee members so that, to the extent practicable, the Committee will be comprised of members experienced in the field of work in which the accident/incident occurred. In no case shall the members of the Joint Accident Investigating Committee be selected from the reporting place in which the accident/incident has occurred.

       At the request of either the Company or the Union, any accident/incident of a serious nature shall be investigated by a Joint Accident Investigating Committee. The Joint Accident Investigating Committee shall consist of not more than four (4) employees, two (2) of whom shall be appointed by the Company and two (2) by the Union.

       If such investigation is requested by the Company, the Company will pay wages at the appropriate hourly wage rate, for approved hours so worked by the Union committee members. Normal out of pocket expenses required for the proper conduct of the investigation will also be paid by the Company.

       If such investigation is requested by the Union, the Company will not be liable for any lost wages or expenses incurred resulting from the Union members participation in the investigation.

       After investigating a serious accident/incident, the Joint Committee may, at its discretion, file a joint or separate report or reports with the Company covering its recommendations for prevention of the recurrence of accidents of similar nature. It is understood and agreed that the Company is not obligated or required to accept the committee's recommendations. If the Company accepts or rejects any or all such recommendations, Company will give written explanation to the Joint Accident Investigating Committee. (Amended 1/1/98)

13.6   A Department Safety Committee shall be established consisting of three
       (3) non-Supervisory employees. A "chairman", "co-chairman" and "member" shall be selected by the members of the committee. Each year the chairman moves off the committee, the co-chairman moves to chairman, and the member becomes co-chairman, and a new member will be appointed. In establishing said committee, it is specifically recognized and acknowledged that the employer is obligated to provide to the employees a safe and healthy place of employment and that the operation and/or establishment of the aforementioned committee shall in no way relieve the employer of that obligation. The Department Safety Committee shall be established to function in the prevention of accidents by ascertaining unsafe working conditions and recommending measures to be taken for correction thereof. Such recommendations shall be in the form of written reports, copies of which will be sent to the appropriate Supervisors, Safety Manager and each member of the Safety Committee. Within ten (10) working days from receipt of such recommendations, a written reply from the Manager will be returned to the Chairman of the Committee with a copy to the Safety Manager. There shall be as many such Committees in each district as may be warranted by the extent of the territory of such district and the number of employees therein. District Supervisors and Department Heads shall make appointments to the Safety Committees for their respective districts and departments. Union shall have the right to suggest names for appointment to such committees. In April and October each Committee shall make inspections of Company's properties, vehicles, equipment, and activities in its designated territory. Members of such committees will have time off with pay for the purpose of making said inspections and shall be reimbursed by Company for expenses incurred therefore.

13.7 The Company Safety Manager or their representative will meet with the Department Safety Committee at such times and places as may mutually be agreed upon. At such meetings the Department Safety Committee may submit suggestions to Company concerning the revision and enforcement of safety rules. (Amended 5/1/82)

13.8 If the Company requires any employee to wear steel-toed safety shoes (as defined in ANSI Standard Z.41), the Company will provide the shoes. The employee is then required to wear in the performance of his duties, steel-toed safety shoes recognized as such by ANSI Standard Z.41. (Added 5/1/91)

                                    TITLE 14
                                    --------
                                 UNION ACTIVITY

14.1 The Union will use one-half (1/2) of the Company's regular bulletin boards and Company shall designate by lettering the portion of the Board reserved for Union use.

14.2 The Company shall not discriminate against an employee because of his or her membership in the Union or his or her activity on behalf of the Union, and the Union agrees not to discriminate against any employee because of his non-affiliation with the Union.

14.3 The Union's use of bulletin boards shall be limited to the posting thereon of official notices of meetings and similar matters relating to official Union business, and Union shall not post thereon any matter relating to the solicitation of employees to join Union or the collection of dues, or any matter derogatory to Company.

14.4 At the request of the Union, the Company shall issue a temporary pass, renewable yearly, to any representative of the Union authorizing him to enter any Company property where any employee within the Bargaining Unit is employed.

14.5 All employees hired by Company in the State of California after May 1, 1990 shall after thirty (30) days of employment (1) become a member of the Union; or (2) in the alternative, an employee must tender a registration fee to the Union in such an amount as the Union may prescribe (but in no event to exceed the initiation fee required of Union members) and shall tender, monthly, an agency fee as established by the Union in an amount not to exceed the amount of the monthly dues and per capita fees required of BA members in his wage rate.

14.6 (a) APB Member: It has been agreed that the I.B.E.W. Business
         ----------
         Representative will become a member of the Accident Prevention Board (APB). (Amended 1/1/98)

     (b) E-Mail:  E-Mail will be made available to the Union for Union
         ------
         communications.

     (c) New Employee Orientation:  I.B.E.W. Business Representative will
         ------------------------
         be allowed to participate in the New Employee Orientation.

         (Moved from Attachment III, Letter of Understanding #2, effective 1/1/98)


                                    TITLE 15
                                    --------
                                   SICK LEAVE

15.1 A regular employee shall, in addition to any accumulated unused sick leave with pay to which he may be entitled as of May 1, 1968, also be entitled to accumulate further unused sick leave with pay at the rate of one (1) day of sick leave for each month worked subsequent to May 1, 1969, and calculated biweekly. An unlimited number of working days of sick leave may be accumulated in this manner, subject to the provisions of
      Section 20.1.  (Amended 5/1/86)

15.2 The Company may require satisfactory evidence of an employee's illness or disability before sick leave will be granted. If it is found that the employee is using sick leave for reasons other than a bona fide personal sickness or disability, said employee shall forfeit all sick leave accumulated up to that date. As soon as an employee determines that he will be unable to report for work, he must notify his Supervisor or arrange for his Supervisor to be so notified. Such notification must be provided prior to normal starting time. In the event an employee is unable to determine when he will be able to return to work, he must, on each day of his illness or disability, notify his Supervisor that he will be unable to report for work. When the employee does become aware of the date when he will be capable of returning to work, he must give as much advance notice of this fact as possible to the Supervisor. Lack of notification will result in denial of sick pay benefits.

15.3 If a holiday is observed by the Company on a work day within the sick leave period of an employee who is entitled to holidays off with pay, the holiday shall not be charged to the employee's sick leave (see 11.5).

      Except as provided in Section 15.4, nothing in the foregoing Title shall be interpreted to entitle the employee to sick leave while on vacation, temporarily laid off by the Company, upon severance of employment, or while receiving industrial compensation.

15.4 If an employee is confined to a hospital during his vacation period, upon request he will be granted sick leave for the period of confinement.

15.5  (Deleted 5/1/83)

15.6  (Deleted 5/1/83)

15.7  (Deleted 5/1/83)

15.8  Sick leave time may be granted in 1/4 hour increments.  (Added 1/1/98)

15.9  Sick Leave Payoff  (Moved from Attachment III - Letters of
      -----------------
      Understanding #2, 1/1/98)

      Pursuant to the agreements reached during 1983 General Negotiations relative to the deletion of Sections 15.5, 15.6 and 15.7, Title 15, the following applies to payback of unused sick leave:

      A. The eligibility requirements and future payoffs will be based on the following guidelines:

               1. An employee whose years of continuous service plus age total sixty-five (65) or more shall upon retirement or death be paid for 40% of his unused sick leave.

               2. An employee who terminates his employment with the Company shall be paid for 20% of his unused sick leave provided he has a minimum of ten (10) years' continuous service.

               3. Any employee who is terminated by the Company for
                  disciplinary reasons shall receive NO pay for unused sick leave.

               4. In the event an employee dies leaving unused sick leave, payback under the provisions of item 1 or 2 above shall be paid to the beneficiary designated in the employee's Company sponsored Group Life Insurance Policy, or if no such beneficiary is designated then to his or her estate.

         B. The hours accrued between date of hire and the date of ratification will be "frozen" and will be the only hours included in the payoff calculation.

         C. Payoffs will be based on the provisions of Paragraph A, items 1 and 2 above.

         D. The rate to be used for unused sick leave payback in Paragraph A, items 1 and 2, shall be the employee's final average pay as outlined in the terms of the Retirement Plan.

         E. Employees who terminate prior to meeting the eligibility requirements of Paragraph A above will not receive any payback.

         F. Employees transferring out of the Bargaining Unit will not be eligible for any payback.

         G. If an employee uses any part of the "frozen" hours, the payoff calculation will be based on the hours remaining at the time of retirement or termination.

         H. An employee may replace sick leave used from his "frozen" hours from future sick leave accumulation; however, under no circumstances will the employee be allowed to replace more than those sick leave hours originally "frozen". In other words, the hours "frozen" as of September 6, 1983, will never be increased.

15.10     Family Sick Leave Program  (Moved from Attachment III - Letters of
          -------------------------
          Understanding #7, effective 1/1/98)

          The parties, in an effort to meet the needs of employees while maintaining sick leave usage at an acceptable level, hereby agree to the following:

         A. Employees may be granted up to thirty-two (32) hours sick leave per payroll year (assuming sufficient hours of accrued sick leave) for immediate family illness/emergency. The accrual rate remains unchanged. (Amended 1/1/98)

         B. Family illness/emergency is any situation involving the employee's immediate (as defined in the Company's funeral leave policy) family requiring the employee's personal attention which cannot be attended to outside normal work hours.

         C. Family sick leave time may be granted in 1/4 hour increments. (Amended 1/1/98)

         D. Proven abuse will be handled pursuant to the provisions of Section 15.2

         E. Employees at any stage of progressive discipline for attendance related problems are not eligible.

         F. It is recognized that this program does not provide an additional benefit to employees. Time is provided, as described above, at the sole discretion of the Supervisor.

         G. The Company will communicate this program to Supervisors in a manner designed to foster consistency and understanding. (Amended 1/1/95)

         H. Family sick leave usage will not be a consideration in employee performance appraisals. (Added 1/1/98)


                                    TITLE 16
                                    --------
                                   SENIORITY

16.1 There shall be two (2) types of seniority, namely, Occupational Group Seniority and Company Seniority. Company Seniority shall be defined as total length of continuous service with the Company as determined in accordance with 3.7. Company Seniority shall be used as the basis for determining such benefits as sick leave, retirement, vacations and protection against demotion and lay-off. Occupational Group Seniority shall be defined as the total length of service in one (1) of the occupational groups shown in Exhibit C attached hereto. Occupational Group Seniority shall be used in determining the preferred bidder within an occupational group and line of progression in the sequence outlined in 16.5. Attached hereto and made a part hereof is Exhibit C, an appendix outlining the "Occupational Groups" and "Lines of Progression" to be used for promotion and demotion. It is understood that the Occupational Groups have no relationship to "departments" as used in prior contracts between the parties nor shall Exhibit C be construed to limit in any way the right of the Company to choose any form of organizational arrangement it prefers.

16.2 Company shall make up and post on bulletin boards, a Company seniority list and an occupational seniority list every six (6) months. If no opposition shall be made in writing within thirty (30) days after posting, the respective seniorities shall be considered as correct as listed. A copy shall be furnished the Union.

16.3  (a)   The seniority status of employees as of July 1, 1959, shall be that shown on the personnel records of the Company, and seniority shall accumulate in the occupational group where then employed.

      (b) An employee who, after May 1, 1974, bids or is transferred from one occupational group to another or is transferred out of the Bargaining Unit shall, for a period of six (6) months following the date he is awarded his new job in the new occupational group, or out of the Bargaining Unit, be assumed to be continuing in the occupational group from which he transferred and shall have no seniority in the group to which he transferred. At the end of the six (6) month period specified, he shall be credited with six (6) months of seniority in the new group, and shall retain in the group from which he bid or was transferred, the seniority he had earned in that group as of the beginning of the six (6) month period specified.

      (c) An employee who is transferred out of the Bargaining Unit on a temporary assignment shall be considered to be continuing in the occupational group and classification from which he has been transferred. Assignments of a temporary nature which are expected to continue beyond twelve (12) months shall first be discussed with the Union.

      (d) Such employee may not use the previous group seniority for bidding on posted jobs in the previous group, but if he is re-transferred to the previous group he may use the seniority to re-establish himself in that group.

      (e) All non-Bargaining Unit employees who are used on the job for training purposes, shall be exempt from the provisions of this Agreement.

      They shall be assigned to fully manned and supervised crews and for periods not to exceed ninety (90) calendar days.

16.4 When an employee is temporarily transferred from the occupational group in which he is regularly employed to another occupational group, his seniority will continue to accumulate in his regular occupational group while he is temporarily working elsewhere.

16.5 When new jobs are created as provided in 4.4, additional jobs and vacant jobs will be posted on the bulletin boards by the Company for a period of ten (10) calendar days. It shall be the duty of the Company to set forth in said bulletin the date of postings, the nature of the job, its duties, qualifications required and the rate of pay. The Company shall furnish the Union with a list of bidders on all jobs and it shall be the duty of the Company within ten (10) working days of the close of the bidding period to post on bulletin boards the name of the applicant, if any, awarded the job, and mail a copy of such notice to the

      Union. If no bids are received for the job classification during the bidding period, the Company may fill the job from any source whatsoever. After a period of six (6) months, if Company has not hired an applicant to fill the posted vacancy, Company shall re-post the job vacancy if such vacancy still exists. If a job is filled and the job again becomes vacant within forty-five (45) days from the date the job was last filled, it shall not be necessary to again post the job. If the job was awarded to a qualified bidder and becomes vacant within forty-five (45) days from the date the job was last filled it shall be awarded to the next highest bidder. If the next highest bidder has been awarded another job, he shall have the option to accept either job. The vacant position shall be filled by the next highest bidder. (Amended 1/1/98)

      Attached hereto and made a part hereof and numbered Exhibit B are the "Job Descriptions and Qualifications" of those jobs coming within the scope of the bidding procedure. Bids to job vacancies will be given preferential consideration in the following manner. Subject to 16.7 and 16.10, the employee with the greatest occupational group seniority shall be awarded the job, except under (c) and (e) below, the Company seniority shall be used:

          (a) Bids from employees within the same occupational group in the same classification or classifications higher than the existing vacancy.

          (b) If there are no bidders under (a), all bids from employees in the next lower classification within that occupational group.

          (c) Where no bids are received under (a) and (b), all bids from employees in another occupational group with the same classification.

          (d) If there are no bids received under (a), (b) or (c), all bids from employees within the occupational group in which the vacancies exist.

          (e) Should there be no bids from any employee under (a), (b), (c) or
      (d), all other bids from any employee in any occupational group, regardless of classification and subject to 16.7 and 16.10, the bidder with the greatest Company seniority shall be awarded the job. (Amended 5/1/87)

               1. Incumbents are defined as those employees hired prior to
                  January 1, 1995 and listed in classifications in Exhibit "C" both below the entry level line and in double-lined boxes above the entry level line. Incumbents shall retain their group seniority for bidding purposes subject to provisions listed below.

               2. Employees hired or who bid after January 1, 1995 in
                  classifications below the entry level line listed as "E" bidders shall only accrue Company seniority until they are awarded a position above the entry level line, at which time they will also begin accruing occupational group seniority per Sections 16.1 and 16.3(a).


               3. All bids to Apprentice classifications shall be considered
                  "E" bids (except those incumbents hired before January 1, 1995 subject to Section 16.5(8).

               4. All bids to classifications in the double-lined boxes except apprenticeships shall be considered "E" bids unless group seniority as an "A", "B", or "D" bidder applies.

               5. All classifications listed below the entry level line shall not have group seniority and will be considered "E" bidders to all classifications except those incumbents designated under
                  Section 16.5(1).

               6. Any apprentice who does not complete his/her apprenticeship after January 1, 1995 shall not be considered an incumbent.

               7. An incumbent will have one (1) opportunity to accept a bid using group seniority per 16.5(1) for a double-lined classification, and will then continue to progress in his/her line of progression in accordance with Section 16.5.

               8. If incumbent above or below the entry level line bids a position within his/her line of progression at any location but elects to turn down such position or fails to place a bid, he/she will lose the opportunity to use group seniority for that particular position and location. Future bids to that position and location, if posted again, shall be based on Company seniority only.

Examples:  An Apprentice Lineman position is posted in Yerington.
--------

                If incumbent Field Clerk in Tonopah elects not to bid the above position because he/she is waiting for an opportunity to bid an Apprentice Lineman in Tonopah, incumbent loses the opportunity to use group seniority in bidding a future Apprentice Lineman position in Yerington, should it be reposted, per Section 16.5(8).

                If incumbent bids the position in Yerington, but is not the senior bidder, he/she retains group seniority to bid the same position in Yerington, should it be reposted.

                If incumbent bids the position in Yerington, and is awarded the job, he/she no longer retains any preferential bidding rights to double-lined classifications within that occupational group per
            Section 16.5(7).  (Added 1/1/95)

16.6 When the occupational group seniority is identical for two (2) or more employees whose bids are entitled to equal consideration under paragraph
      (a), (b), or (d) of Section 16.5, preferential consideration shall be given to the employee with the greatest Company seniority, subject to the provisions of Sections 16.7 and 16.10.

16.7  (a)   Nothing in this Agreement shall be construed as limiting the right of the Company to determine the number of employees required in each classification nor shall it be construed as limiting the right of the Company to determine whether a vacancy shall be filled. Except as provided in Section 16.7(b), awards to jobs posted for bid shall be made in accordance with Section 16.5. However, whenever a vacancy occurs in any job classification, Company may, in its discretion, temporarily fill such vacancy. Any such temporary appointment shall, if practicable, be given to an employee who would be eligible to bid therefore under the seniority and job bidding provisions of this Agreement, subject to the provisions of Sections 16.7(b) and 16.10(a).

      (b) In filling vacancies in jobs hereinafter collectively referred to in Subsection 16.7(c) as "Working Foreman jobs," Company shall consider the appointment of employees to any such vacancy as herein provided, and where the Company determines that the following qualifications are relatively equal, seniority shall govern:

                1. The quality of the employee's performance on his current job.

                2. His background of education and experience in similar or related work.

                3. The amount of special preparation for the new job, if any is necessary or pertinent, which the employee has completed at the time the bid is made.

                4. His previous demonstrations of leadership and progress.

          It is the intent of the parties that the Union shall not have the right to arbitrate the "judgment" of the Company, but that the Union shall have the right of appeal if it believes there was not a fair submission of facts upon which that judgment was made.

          After selecting an applicant on the above basis, the Company shall notify the Union by letter. During a period of fifteen (15) calendar days following the receipt of such notification, the Union may investigate the facts used by the Company in making its selection. If, after such investigation, the Union feels that it would serve a useful purpose to further review the matter, the Union may request a meeting with an officer of the Company or his representative. The Union Representative at such meeting shall not have participated actively in the original investigation. The Union and Company representatives would review the facts used by the Company in making the selection. Company's initial decision will stand unless, after such review of the facts, Union and Company representatives agree that the decision was arbitrary. In any event, the Union and Company representatives shall, within thirty (30) days, dispose of the case and their decision shall be final and binding upon the Company, the Union, and the employees involved.

      (c) The term "Working Foreman" as used in this Section 16.7 shall be construed to include any of the following: (Amended 5/1/86)

                 1.  Crew Chief
                 2.  Foreman, Working (All Classifications)
                 3.  Inspector
                 4.  Inspector-Electric
                 5.  Operator, Emergency Relief
                 6.  Representative, Customer Services, Senior
                 7.  Specialist, Meter Data
                 8.  Technician, Instruction/Standards
                 9.  Utilityman, Maintenance, Senior  (Amended 1/1/98)

16.8  (a)   An employee promoted to a higher classification shall be given a qualifying period of not more than six (6) months. Such period shall be for determining whether he can meet the job requirements. If the employee fails to demonstrate his ability to perform the job or lacks the ability to progress during the six-month trial period, he shall be returned to his former job classification and rate of pay.

      (b) In the event it is necessary for the Company to demote a "Working Foreman," as defined in Subsection 16.7(c) for failure to discharge the duties of his position, the identical procedures of notice to Union, investigation and review procedure for appointment as outlined in Subsection 16.7(b), shall be used prior to completion of demotion.

16.9  All bids shall be submitted by United States Mail to the Labor
      Relations Offices at the Company at its general offices in Reno. The Company will not consider any bid postmarked later than the closing date on the posted bid form. (Amended 5/1/86)

16.10 (a)   Notwithstanding anything contained herein, Company need not consider the bid of any employee who does not possess the knowledge, skill, efficiency, adaptability and physical ability required for the job on which the bid is made.

      (b) Company need not consider the bid of any employee for a posted vacancy in another District or sub-District of the Company, if the employee has not worked for a minimum of six (6) months in his present classification within the District or sub-District in which he is currently employed. The provisions of Section 16.10(b) are not to be construed as placing any time limitation upon the subsequent advancement of an employee within the line of progression in the District or sub-District to which he is qualified to bid.

      (c) Company need not consider the bid of any employee for a posted job vacancy in another occupational group, if the employee has not worked for a minimum of six (6) months in his present classification within the occupational group in which he is currently employed. The provisions of
      Section 16.10(c) are not to be construed as placing any time limitation upon the subsequent advancement of any employee within the line of progression in the occupational group to which he is qualified to bid.

      (d) Company will not consider the bid of any employee in an Apprentice classification for a posted job vacancy in another Apprentice classification. (Amended 1/1/95)

      (e) Company will not consider the bid of any employee for an apprenticeship who has not met the requirements of the Apprentice Pre-Qualification Pool Agreement. The requirements are described in the Supplementary Agreement titled, Administration of Apprenticeship Programs. (Added 5/1/83)

      (f) Company need not consider the bid of a Lineman, who has completed an apprenticeship in any district other then the Central District, for any other Lineman vacancy outside his district or sub-district for a period of one (1) year following his attainment of Journeyman status.

      Company need not consider the bid of a Journeyman Lineman hired from outside the Company for any other Lineman vacancy outside his district or sub-district until he has worked for a period of one (1) year in his present district. (This Section will not apply to incumbents [5/1/79])

      (g) Company need not consider the bid of a Service Employee for a posted non-service job vacancy in their present district, if the employee has not worked for a minimum of one (1) year in his/her present classification within the occupational group in which he/she is currently employed. The provisions of Section 16.10(g) are not to be construed as placing any time limitation upon the subsequent advancement of any employee within the line of progression in the occupational group to which he is qualified to bid.

      Note: All current incumbents that come under the Service Employee designation will not be affected by the above proposal. This section applies to the Electric Department Occupation Group only. (Added 5/1/91)

      (h) The Company will not consider the bid of an employee for any position if the employee has an overall unsatisfactory appraisal in their current classification. (Added 1/1/95)

16.11 (Deleted 5/1/82)

16.12 The seniority rights of employees who are members of the Armed Forces shall accrue while they are absent on military duty.

16.13 Both the Company and Union recognize that there will arise situations with respect to partially incapacitated employees, employees displaced by new technologies or revisions of operational procedures, employees who are temperamentally unsuited to their jobs, employees returning from military service (other than annual field training) or employees who are displaced either directly or indirectly by other employees returning from military service with the Armed Forces of the United States (other than annual field training) who have been granted leaves of absence by the Company under Section 8.2 of the Agreement, and that in such cases the bidding procedure may be waived by mutual agreement in order to properly protect the seniority of employees who have given long and faithful service.

      The Company will discuss such cases with the Union as far in advance as possible with the object of avoiding any inequitable situations which might result. Both parties will endeavor to provide for retention of employees in the Company, in jobs suitable to their capabilities, first in the areas where they are employed at the time, or secondly in other areas of the Company's operations. If after full discussion of such cases and survey of all possibilities available to the solution of the problem, the Union and the Company are unable to agree on a satisfactory solution, the Company shall have the right to make changes or layoffs as it may deem necessary, consistent with the provisions of the Agreement. Should a partially incapacitated employee, an employee displaced by new technologies or revisions of operational procedures, or an employee who is temperamentally unsuited to his job, or employees returning from military service (other than annual field training) or employees who are displaced either directly or indirectly by another employee returning from military service with the Armed Forces of the United States (other than annual field training) who have been granted leaves of absence by the Company under Section 8.2 of the Agreement, agree to be transferred to work falling outside of the Bargaining Unit, and should the employee not prove to be satisfactory in this assignment, Company and Union may mutually agree to waive the bidding procedure and return the employee to a Bargaining Unit job suitable to his capabilities, under the provisions of this Section.

16.14 After attainment of journeyman status through the Apprenticeship Program, the Company need not consider the journeyman's bid back into another Apprentice Program for a period of one year. (Added 1/1/98)


                                    TITLE 17
                                    --------
                                    EXPENSES

17.1  (a)   Upon mutual agreement between the Company and the employee, the employee may provide his/her own regular meals on an out-of-town work assignment as outlined in Section 17.8(a) and be reimbursed by the Company the meals for which the employee qualified during each day of the assignment. The reimbursed price will be the base cost of the appropriate meal as outlined in 17.1, excluding tax and tip. Overtime meals shall be charged directly to the Company, subject to the provisions of Title 17 and will not be subject to reimbursement. (Added 5/1/86)

      (b) The provisions of this Title shall be applied in a reasonable manner by the Company and the Union to conform to the intent of the parties, namely, that the Company will provide adequate meals when employees are prevented from observing their normal meal practices, and such other meals as provided for in this Title. Time necessary to consume the meals provided shall be considered as time worked. Union will cooperate with the Company to insure that the time necessary to consume meals will not be excessive. Company shall have right to consider excessive time taken to consume meals as time not worked.

                                  DEFINITIONS

      "Normal Meal Practice":

      Breakfast: The two (2) hour period immediately preceding the time corresponding to an employee's regular starting time on regular work days.

      Lunch: From four (4) hours after the time corresponding to an employee's regular starting time on regular work days to five (5) hours after this starting time.

      Dinner: From one (1) hour after the time corresponding to an employee's regular quitting time on regular work days to two (2) hours after this quitting time.

      The meal practices observed on work days shall prevail on non-work days.

      "Adequate Meal":

      Meals shall be limited to those which are appropriate at the time, adequate in quantity and quality, and reasonable in price. In connection with non-emergency work assignments, the costs of any meal consumed by employees in accordance with the provisions of this Title shall not exceed:

        Breakfast    Lunch       Dinner
          $8.05      $10.00      $17.96  effective 1/1/98
          _____      _____       ______- effective 1/1/99
          _____      _____       ______- effective 1/1/00

      excluding tip, and employees shall be billed for any cost exceeding these approved amounts. If such billings are not paid by the employee within thirty (30) calendar days after receipt of said billings, the Company shall have the right to deduct such amounts from the employee's paycheck. (Amended 1/1/98)
      The price of such meals shall be reviewed and updated annually. The basis for such adjustment shall be the change in the appropriate Consumer Price Index for the preceding calendar year.

      "Time Necessary to Consume":

      Parties recognize that certain meals may take more or less than thirty
      (30) minutes to consume. Any excessive time may be subject to justification.

17.2  If Company requires an employee to perform work for one and one-half
      (1 1/2) hours or more beyond regular work hours, it shall provide him with a meal approximately one and one-half (1 1/2) hours after regular quitting time and with meals thereafter of approximately four (4) but not more than five (5) hours for as long as he continues to work, insofar as it is possible for the Company to do so.

17.3  (a)   On callout overtime, outside of regular hours on work days, the
      Company shall provide: breakfast, if callout work begins prior to two (2) hours before the time corresponding to the employee's regular starting time on regular work days. Lunch, if callout work begins prior to two (2) hours before the time corresponding to the employee's regular starting time on regular work days and he has qualified for a lunch through time worked. Neither breakfast nor lunch, if callout work begins two (2) hours or less before the time corresponding to the employee's regular starting time on regular work days, unless the employee has not been allowed sufficient time by his Supervisor, at the Supervisor's discretion, to eat his breakfast and prepare his lunch before reporting for work.

      Other meals will be provided at intervals of approximately four (4) hours but not more than five (5) insofar as it is possible for the Company to do so and for so long as the work continues. Where any such work extends into regular work hours the normal meal hours as defined in
      Section 17.1 shall apply.  (Amended 5/1/81)

      (b) On callout overtime on non-work days, Company will furnish meals at intervals of approximately four (4) but not more than five (5) hours, for as long as such work continues insofar as it is possible to do so.

      Normal meal practice shall prevail for work performed during those hours described in Section 17.1. (Amended 5/1/81)

17.4 (a) On prearranged overtime assignments, Company will provide breakfast if such work begins prior to two (2) hours before the time corresponding to the employee's regular starting time on work days and non-work days. If such work begins two (2) hours or less before the time corresponding to the employee's regular starting time on a work day or a non-work day the normal meal practice relating to work days shall prevail. If such work continues, Company will furnish meals in accordance with
      Section 17.2 for the duration of the assignment. (Amended 5/1/81)

      (b) If such prearranged overtime is wholly outside of regularly scheduled work hours on either work days or non-work days, employee shall provide one (1) meal on the job and shall be allowed thirty (30) minutes for consumption of such meal, approximately four (4) but not more than five (5) hours after beginning work, to be considered as time worked. If such work continues, Section 17.2 or 17.3 will be applicable. (Amended 5/1/81)

17.5 It shall be the obligation of Company to provide meals to any employee whose normal meal practices, as herein defined, are disrupted. These meals shall be furnished as nearly as possible, to the normal time for eating regular meals, and shall consist of a meal comparable to the one disrupted.

17.6 Notwithstanding anything contained herein, if an employee has completed his work assignment and is qualified for a meal under the provisions of this Title, and has not worked more than one (1) hour beyond his qualifying time, he may be released and allowed 30 minutes to consume such meal as work time. If an employee has worked more than one (1) hour beyond his qualifying time, he will be provided such meal on his way back to his headquarters and allowed the time necessary to consume such meal as work time. If an employee does not elect to eat such meals he shall nevertheless be entitled to thirty (30) minutes at the applicable overtime rate.

17.7 Nothing in the preceding Sections of this Title shall be construed as altering in any way the lunch time provisions set forth in Title 6.

17.8  (a)   Regular employees who are assigned to temporary work at such distance from their headquarters that it is impractical for them to return thereto or to their regular place of abode, shall be allowed actual personal expense for board and lodging for the duration of such assignment, provided they board and lodge at places to be designated by Company. Under such circumstances, the Company designated lodging will be the reporting place. (Amended 1/1/95)

      (b) The subsistence allowance will not be applicable if board and/or lodging is provided by the Company. Upon the approval of the Company, any employee electing to provide his own living accommodations and meals in lieu of those provided by the Company will be:

          Each night's stay of the work assignment:  $80  Effective 1/1/98

                                                          --- Effective
          1/1/99
                                                          --- Effective
          1/1/00



          The last day of the whole aforementioned assignment:
                $40                   Effective 1/1/98
                                   Effective 1/1/99
                ----
                                   Effective 1/1/00
                ----

      The dollar amount prescribed above will be adjusted based on Section
      274 of the Internal Revenue Code, Treasury Regulations and Administrative Interpretations. (Amended 1/1/95)

      Employees working a five (5) day work week and electing to remain within the project area on their two (2) non-work days will not be entitled to the subsistence allowance for the non-work days. If assigned to work six (6) days during the work week, the subsistence allowance will be granted for each of the seven (7) days in the work week.

      An employee shall not be entitled to the subsistence allowance for any day he is absent from duty for personal reasons.

      In the event of the illness of an employee, subsistence allowance shall be granted only for the first regularly scheduled work day. If such illness exceeds one (1) regularly scheduled work day, employees shall be encouraged to seek proper medical attention at facilities properly equipped to render same.

      Transportation and allowances shall be provided to employees by the Company in accordance with the terms of Sections 17.8(a) and 17.9 of the Agreement, except that time spent by employees traveling in their personal vehicles to the project at the beginning of the employee's assignment and from the project at the end of the employee's assignment shall not be considered as time worked.

      A travel allowance equal to that provided for under Title 5, Section
      5.1, for one (1) round trip, will be allowed each employee providing his own living accommodations and meals under the following conditions:
      (Amended 1/1/95)

               1. Travel to the project at the beginning of the employee's assignment and from the project at the end of the employee's assignment.

               2. Travel from one (1) temporary reporting place designated by
                  Company to another such Company designated temporary reporting place within the project for the purpose of relocating an employee's personal living accommodations.

      Employees will be required to report for work at the established starting time and at the temporary reporting place designated by Company. It is understood that the temporary reporting place designated by Company may change from time to time due to changes in Company's operational requirements. Such changes shall occur at Company's option.

      Employees receiving the subsistence allowance in accordance with the foregoing provisions shall report for work on the first scheduled work day of the work week, at the established starting time, at the temporary reporting place designated by Company.

      Employees providing their own living accommodations and meals shall accept full responsibility for the health, welfare and safety of any family members or personal property taken with them while on this job assignment. Employees shall hold the Company harmless of any and all liability involving family members, friends, personal property or equipment. (Amended 5/1/82)

      (c) Employees who are assigned to temporary out-of-town, overnight work assignments, as outlined in Sections 17.8(a) and 17.8(b), shall be paid an additional $2.00 per hour out-of-town premium, commencing on departure the first work day and ending on the start of the last work day after the last night's stay. Such premium shall be paid for the duration of the assignment, excluding days not worked, even though such assignment may be interrupted by weekends or authorized days off during which the employee returns to his regular place of abode. (Amended 1/1/95)

      No out-of-town premium shall be applicable for one (1) night out-of-town assignments.

      When out-of-town premium is applicable to time worked at the overtime rate of pay, the overtime rate shall be applied to the out-of-town work premium.

      Out-of-town premium shall be applicable only for hours considered time worked and shall not be paid for non-work time such as sick leave, time of own accord, etc. (Added 5/1/83; Effective 5/1/84)

17.9 If on their non-work days any such employees remain at such designated places, their expenses for board and lodging on such days shall be paid by Company, but if they go elsewhere for their personal convenience Company shall not reimburse them for any expense they incur thereby. If any such employees return to their homes on their non-work days, Company at its option shall (1) allow them the equivalent of any saving it realizes in their board and lodging costs, or (2) reimburse them for the expenses of round-trip transportation by public carrier, or (3) provide round-trip transportation by Company vehicle, if such travel is at Company's request. In the event that any such employees board and lodge at a Company boarding house, the allowance which may be made by reason of the saving in board and lodging cost will be based on the established charge to employees who regularly board and lodge at such boarding houses.

17.10 An employee who is required to change his residence from one (1) locality to another for the Company's convenience, shall be eligible for authorized relocation expenses (Company reserves the right to select approved expenses) consistent with the current Company policy/procedure if the employee's place of residence is at least 50 miles from his/her new headquarters. This benefit does not apply if the move results from an employee exercising his/her rights under Title 16, except when there is only one qualified bidder for a journeyman or above job, qualified moving expenses, not to exceed $2,000 with a limit on availability to said bidder once every five years, will be available. (Amended 1/1/98)

17.11 (Deleted 5/1/91)

17.12 Insofar as possible, the Company will give at least one (1) day's notice to an employee who is to be sent out of town for work in order that the employee may have time to prepare for the trip. The cost of Company provided meals for which the employee qualifies during each day of such assignments shall not exceed the aggregate of the meal allowances specified in Section 17.1 for such meals.

17.13 On optional or voluntary training related travel out of Sierra's service territory, the following shall apply.
      . Company to reimburse for actual expenses.
      . Out-of-town premium will not be in effect.
      . No overtime will be paid; however, Company Management to be sympathetic to travel connections and delays. (Added 1/1/98)


                                    TITLE 18
                                    --------
                                 APPRENTICESHIP

18.1  (a)   A committee, known as the Joint Apprenticeship Training
            Committee, shall be established for the purpose of working out apprenticeship problems.

      (b) The committee shall be composed of four (4) members appointed by the Company and four (4) members appointed by the Union. (Amended 1/1/95).

      (c) The committee members shall serve from the date of their appointment until their successors are duly selected.

      (d) The Project Administrator, Apprenticeships shall be the committee chairman and the secretary will be selected from the Union Representatives on the Committee.

      (e) The chairman will be responsible for an agenda of, and presiding over scheduled meetings. The secretary shall record the minutes of each meeting and distribute them to all appropriate persons.

      (f) Committee meetings shall be held once a month or as designated by the chairman. (Amended 5/1/82)

18.2 The JATC shall have the responsibility for developing new apprenticeship programs, amending existing apprenticeship programs, and investigating problems related to such areas as entrance requirements, standards of progress, methods of testing and scoring, apprenticeship working conditions, and procedures for removal or freezing when apprentices fail to meet established requirements. (Amended 5/1/82)

18.3 The Company shall not be liable for lost time or expenses of the Union appointed members of the Apprenticeship Committee.

18.4 Any programs or plans which may be agreed upon by the Committee with reference to items listed in 18.2 shall be reduced to writing and upon approval and acceptance by the President of the Company and the Business Manager of the Union, such supplemental agreements shall constitute an amendment to this Agreement as of the date specified in such supplementary agreement.

18.5 The Company may post and fill Apprentice Lineman job vacancies within any District of the Company, subject to the provisions of Title 16. When an Apprentice Lineman has completed six (6) months at the top step of the Lineman Apprentice wage progression and has successfully met all requirements for advancement to Journeyman status, he shall automatically be reclassified to the classification and wage rate of a Lineman within the Headquarters in which his apprenticeship has been served, and the Company shall not be required to post a Journeyman vacancy. When an Apprentice Lineman has reached the thirty-six (36) month step of the Lineman Apprentice wage progression and has successfully met all requirements for advancement to Journeyman status, he may be, at Company's discretion, reclassified to the classification and wage of a Journeyman Lineman within the Headquarters in which his apprenticeship has been served, and the Company shall not be required to post a Journeyman vacancy. Apprentice Linemen shall be required to serve their entire apprenticeship training period in one (1) Headquarters of the Company unless otherwise agreed to by Company and Union. (Amended 5/1/91)

18.6 When an apprentice in any formalized Apprenticeship Training Program has completed six (6) months at the top step of his apprentice wage progression and has successfully met all requirements for advancement to Journeyman status, he shall automatically be reclassified to the classification and wage rate of a Journeyman within the Department in which his apprenticeship has been served, and the Company shall not be required to post a Journeyman vacancy. When an apprentice has reached the top step of his wage progression and has successfully met all requirements for advancement to Journeyman status, he may be, at Company's discretion, reclassified to the classification and wage rate of Journeyman within the Department in which his apprenticeship has been served, and the Company shall not be required to post a Journeyman vacancy. (Amended 5/1/81)

18.7 All apprenticeship job vacancies will be filled in accordance with the provisions of Section 16.10 of this Agreement. (Added 5/1/83)


                                    TITLE 19
                                    --------
                                 MISCELLANEOUS

19.1 No employee shall be required to be "on call." An employee placed on standby duty shall be considered working and shall receive pay as such. Provisions to this section do not apply to the Emergency Response Program (Attachment XII). (Amended 1/1/98)

19.2  (Deleted 5/1/80)

19.3 The Company does not plan to contract work it normally does and agrees that in no case will it lay off employees as the result of work contracted. The Company has the right to enter in contracts. The Company will review on a quarterly basis, in the labor management committee, the status of the outside contracts. (Amended 1/1/98)

19.4 Company shall not, by reason of the execution of this Agreement, abrogate or reduce the scope of any present plan or rule beneficial to employees, which is not specifically covered by this Agreement.

19.5 Job descriptions are not intended to be so restrictive as to prohibit performance of work not specifically mentioned in the job descriptions themselves. Such work assignments shall be in accordance with Section 4.3 of the Agreement.

19.6 Nothing herein contained shall be construed as to limit the right of the Company to determine the character, extent and methods of its operations, the amount of production, the number of employees required in total and in the specific classifications of work.

19.7 The Company will furnish for use by employees all special tools it deems necessary that may be required by any classification in the performance of the job therein. The Company will replace all personal hand tools, as normally purchased by the Company, which are worn out in the service of the Company and are turned in to the Company for replacement.

19.8 If any part or portion of this contract should be invalid or be superseded by either state or Federal law, the remaining portions of the contract shall, nevertheless, remain in full force and effect.

19.9  (Deleted 1/1/98)

19.10 Severance benefits shall be provided pursuant to the Sierra Pacific
      Power Company Bargaining Unit Employees Severance Pay Plan, which became effective January 1, 1995, for employees laid off through the application of Title 23. (Added 1/1/95).

                  BARGAINING UNIT EMPLOYEES SEVERANCE PAY PLAN


      Severance Provision (if laid off for lack of work):

      # of Weeks for Each
      Full Year of
      Continuous Service           Minimum # of Weeks       Maximum # of Weeks
      (Max. 17 Years)          +   of Severance        =    of Severance
      One (1)                      One (1)                  Eighteen (18)

      For the duration of the severance benefit period, employees will receive medical/dental/vision benefits based on whatever plan they were enrolled in at the time of layoff provided that they make any required premium contributions. ( Amended 1/1/98)

19.11 Enhanced Severance & Retirement Bridge Program

      Employees are eligible for "enhanced severance & retirement bridge program" options if they are determined to be no longer required due to displacement as a result of a sale, divestiture, merger, or any other business event as defined by the Company. Affected employee is defined as an employee in a specific classification and location.

(See 19.11(g), Enhanced Severance & Retirement Bridge Program Flow Chart.)

A. NOTIFICATION OF INDIVIDUALS: Company will notify Union and employees affected by an event as soon as possible.
B. PLACEMENT: Company and Union will work to place affected employees in available positions for which they are qualified:

          1. Volunteers will be requested and selected by company seniority. If there are no volunteers, reverse seniority will be used to select employees for enhanced severance and retirement bridge program.
               2. Employee offered comparable position [defined as the same headquarters location (i.e., Reno/Sparks will be considered one location) and same wage (i.e., comparable or higher wage if qualified)], it will be offered to the affected employee(s). The employee will have five (5) working days to notify the Company of their decision. If the employee accepts the position, it will be awarded to them at the appropriate wage rate. If the employee refuses the position, he/she will be terminated with no severance.
                    3. Employee offered non-comparable position (defined as
               requiring relocation of greater than a 35-mile radius and/or wage reduction):
               (a) the employee will have five (5) days to notify the
                   company of his/her decision to accept the offer at the appropriate wage rate.
               (b) if employee accepts and is awarded the position, he/she will be eligible for retraining, if required, and up to $2000 relocation expense.
               (c) if employee declines, he/she will be eligible for:

                    1.  Enhanced Severance defined as:

                        . two (2)weeks of pay for each year of service, with a maximum of 52 weeks.
                        . a lump sum payment of $4,500 for training or outplacement services.
                        .  six (6) months of company-paid COBRA
               OR
                    2.  Retirement Bridge Program options:

                    a) An affected employee who has achieved 80 (eighty) points in combination of age and credited service at the time they are affected will not have to reach the minimum age 55 requirement for retirement or post retirement medical. The employee's retirement benefit will be reduced by 4% per year for each year under age 62.

                           . For example, an employee who is age 49 with 31
                             years of service (for a total of 80 points) at the time they are affected would be eligible to "retire" and receive post retirement medical regardless of their minimum age and would receive the benefit of the 4% reduction for each year under age 62 rather than the previous 6% reduction for each year under age 65.

                                                OR
                      b) An affected employee may add the following schedule of points to either their age or service or a combination thereof to affect their retirement eligibility. The employee must achieve a minimum age of 55 (including points) with at least 10 years of service to be eligible to retire and receive post retirement medical.
                            YEARS OF SERVICE                POINTS
                            ----------------                ------
                            0-9                             0
                            10-14                           3
                            15-19                           4
                            20+                             5

                      . For example, an employee who is age 52 with 28 years of
                        service at the time they are affected can add 3 points to their age and effectively become age 55 and 2 points to service, which gives them 85 points, which qualifies them for full retirement at the time they retire.

C. Employees can select only one option - either Severance OR Retirement Bridge.

D. If employee declines Enhanced Severance and Retirement Bridge Program options, they will be eligible for consideration under Title 23, Demotion and Layoff Procedure (bumping).

E. Title 19.10 severance calculation will apply with one (1) week per year with a minimum of one (1) week of severance, i.e., a one year employee would receive two (2) weeks of severance pay. Rehire rights will be limited to one year. The IBEW 1245 will be responsible for monitoring the program. The Company will provide the list of affected employees and listings of job openings as they occur.

F. When an employee exercises Title 23, Demotion and Layoff Procedure (bumping), the affected employee (bumped employee) will start at the "placement" step of the enhanced severance and retirement bridge program options. (Added 1/1/98)

                           [FLOW CHART APPEARS HERE]

Section 19.11(g), Enhanced Severance & Retirement Bridge Program Flow Chart

(this chart should only be used as a guide when reviewing Section 19.11)

                                    TITLE 20
                                    --------
                           SUPPLEMENTAL BENEFITS FOR
                               INDUSTRIAL INJURY

20.1 When an employee is absent by reason of injury which comes within the application of the Nevada Industrial Insurance Act, the Nevada Occupational Diseases Act, or the Workman's Compensation and Insurance Chapters of the State of California Labor Code, he shall be entitled to supplementary benefits for the duration of such temporary disability. Benefits shall begin with the first work day of absence following the day of injury. The amount of Supplemental benefit payable for each day of absence shall be 85% of the employee's basic daily wage less the sum of any payments to which he may be entitled under the aforementioned acts or any other acts applying to the case. The Company will investigate any employee off work on industrial injury. If there is reason to believe that the intent and/or benefits of this section are being abused, the supplemental benefit will be terminated. After six (6) months off on industrial injury the employee will no longer accrue vacation or sick leave until such time as he reports back to work. Reference is hereby made to Section 16.13, relative to employees permanently injured in the Company's services.


                                    TITLE 21
                                    --------
                              GRIEVANCE PROCEDURE

21.1 Any grievance which may arise between Union or any employee in a Bargaining Unit classification and Company with respect to the interpretation or application of any of the terms of this Agreement and with respect to such matters as the alleged discriminatory or arbitrary discharge, discipline, or demotion of an individual employee shall be processed through the procedure set forth in the following paragraphs of this Title.

21.2 An Investigating Committee shall be established and shall consist of at least two (2) members, one (1) appointed by Union and one (1) by Company. (Amended 1/1/95)

21.3  A Joint Grievance Committee shall be established consisting of four
      (4) members appointed by Union, one (1) of which will be the Union Business Representative, and four (4) members appointed by Company. The Grievance Committee shall meet at a time and place to be designated by mutual consent of the members thereof. The meetings shall be limited to one (1) per month but need not be held each month if there is a lack of business for the Committee to conduct.

21.4  (a)   STEP 1 - As the initial step in the adjustment of an alleged grievance of an employee, the Union Shop Steward shall discuss same with the Supervisor in charge and the Union Shop Steward shall inform the Supervisor that this is the first step of the grievance procedure. The Supervisor shall have five (5) working days from date of notification to give his verbal response.

      (b) STEP 2 - If they are unable to resolve the alleged grievance as provided in Subsection 21.4(a), the Union Shop Steward shall present a written statement of the alleged grievance to the Supervisor in charge within five (5) working days after completion of the first step. Such grievance report form shall have been approved by Company and Union. The Supervisor shall present his answer in writing on grievance form to the Union Shop Steward as soon as possible, but in no event more than ten (10) working days from the date Union Shop Steward presents the written statement of the alleged grievance to the Supervisor in charge.

      (c) Discussions between Union Shop Steward and the Supervisor may be on Company time but shall be at such time and place as not to interfere with the work in progress.

          (d) Grievances shall be introduced at the initial step of the grievance procedure within the time limits specified in subsections (1) and (2) hereof:

               1. A grievance involving the alleged discriminatory or arbitrary discharge of an employee shall be introduced at the initial step of the grievance procedure not later than ten (10) working days after an employee discharge becomes effective. Company shall answer, in writing, within five (5) working days after receipt of Union's written grievance.



               2. Grievances as described in Section 21.1 other than specified in (1) above shall be introduced at the initial step of the grievance procedure not later than thirty (30) calendar days after the date of the incident or action complained of which is the basis of the grievance, or in a situation beyond the control of the employee, thirty (30) calendar days after the date the employee became aware of said incident or action.

21.5 STEP 3 - If the Union Shop Steward and Supervisor involved are not able to reach an agreement on the disposition of a grievance, or if the Company fails to answer within the time limit above, it may be referred by the Shop Steward to the Union's Business Representative. If the alleged grievance is not presented to the third step of the grievance procedure within ten (10) working days after receiving the Supervisor's answer in Step 2; the grievance shall be considered closed. The Union's Business Representative may present such grievance in duplicate on the proper form to the Labor Relations Manager, or alternate. The form shall be completed by the Company and returned to the Union's Committee Chairman within ten
      (10) working days from receipt thereof.

21.6  (a)   STEP 4 - If no settlement is reached at Step 3, or the Company fails to submit a written answer within the specified time limit, the Union may refer such alleged grievance to the next step of the grievance procedure which is the Joint Grievance Committee.

      (b) If the grievance is not settled as provided in Sections 21.4 and 21.5, it shall be discussed by the Joint Grievance Committee at its next regular meeting. The Committee shall consider grievances referred to it as provided in Section 21.5 and shall conscientiously endeavor to effect their settlement. The decision of this Committee shall be final and binding upon both parties. Minutes shall be kept of the Committee's proceedings and the disposition of all grievances shall be recorded.

      (c) All grievances will be processed in the manner prescribed in Sections 21.4 and 21.5 and 21.6(a) except those involving alleged discriminatory or arbitrary discharge, discipline, or demotion of an individual employee, which, if not settled in the manner prescribed in Sections 21.4 and 21.5 shall be referred directly to the Investigating Committee. The Investigating Committee shall make a complete investigation of all the facts pertinent to the grievance and shall strive to reach agreement on disposition of the grievance. Their agreement shall be recorded and shall be final and binding on Company, Union and the aggrieved employee. If the Committee is unable to reach agreement, it shall refer the grievance to the next regular meeting of the Joint Grievance Committee with a full and complete report of its investigation and the separate recommendations of the Investigating Committee members. Company and Union agree that they will attempt to settle grievances involving alleged discriminatory or arbitrary discharge of an individual employee as expeditiously as possible.

21.7 STEP 5 - If a satisfactory settlement cannot be reached by the Joint Grievance Committee in two (2) consecutive meetings (unless mutually otherwise agreed), it shall be referred to the Review Committee, such committee to be composed of a Union Representative who was not involved in any of the preceding discussions, and an officer of the Company. This Committee shall meet within thirty (30) working days after the date the case is referred to the Committee, and shall endeavor to make a decision based on the record referred to it. It may, in its discretion, return the grievance to the Joint Committee with a request for further investigation and consideration by that Committee. It may, at its discretion, conduct a hearing on any grievance submitted to it. This Committee shall be authorized to make a decision which shall be final and binding on Company and Union. If the members agree on the disposition of a grievance a statement to that effect shall be signed by the members. (Amended 1/1/95)

21.8 STEP 6 - If a satisfactory settlement cannot be reached under the foregoing procedure, either party may refer the case to arbitration by notifying the other in writing to that effect. Within twenty-one (21) days of such notice, Union and Company shall each notify the other of the persons appointed to act as their representative on the Arbitration Board. An Arbitration Board shall be appointed on each occasion that a grievance is submitted to arbitration. The Board shall be composed of three (3) members, one (1) to be appointed by Union; one (1) to be appointed by the Company. At the earliest convenience of the representatives after their appointment, they shall meet for the purpose of selecting the third member who will serve as Chairman of the Board. In the event the parties are unable to agree on a person to act as a third member, within forty-eight
      (48) hours they shall jointly request the Director of Federal Mediation and Conciliation Service to submit a list of five (5) persons qualified to act as a third member. After receipt of such list, the Union and Company shall alternately challenge two (2) names, the party to have first choice to be determined by lot. The remaining name shall be accepted as Chairman of the Board. The Arbitration Board shall hear all evidence and arguments on the points in dispute and the written decision of a majority of the members of such Board shall be final and binding upon the parties hereto. The Board shall have jurisdiction and authority to interpret and apply the provisions of this Agreement, insofar as shall be necessary to the determination of the grievance of complaint, but it shall not have jurisdiction or authority to alter in any way the provisions of this Agreement.

      The Board may make such retroactive award, or settlement, of any grievance or complaint as the equities of the case may demand, but in no event shall any award be retroactive beyond the date of the occurrence of the latest incident which gave rise to the grievance, nor shall any award be retroactive for more than one (1) year prior to date of submission of grievance at Step 3. The Company and the Union shall each bear the expense of its own representatives. The expense of the third party shall be borne equally by the Company and the Union. Either party may call any employee as a witness in any proceeding before the Arbitration Board, and if the employee is on duty, the Company agrees to release such employee from duty so he may appear as a witness. If an employee is called to appear before the Board, the party calling the witness will reimburse him for all expenses including time lost.

21.9 The disqualification of a preferred bidder as provided in Section 16.5 to a job classification listed in Exhibit C by reason of Company application of Section 16.10 shall be referred to Union's member of the Investigating Committee. The Union's member shall within fourteen (14) calendar days notify Company member that an investigation is desired. If no notification is made the award shall be made permanent. Where notification is given the Committee shall make a complete investigation of all the facts pertinent to the grievance and this investigation shall substitute as the initial step in the adjustment of a grievance provided in Section 21.4. Such investigation shall commence as soon as reasonably possible after referral and the Committee shall diligently carry on its investigation and shall strive to reach agreement on disposition of the grievance. Their agreement shall be recorded and shall be final and binding on Company, Union and the aggrieved employee. If the Committee is unable to reach agreement it shall refer the grievance to the next regular meeting of the Joint Grievance Committee with a full and complete report of its investigation and the separate recommendations of the Committee members.


                                    TITLE 22
                                    --------

                           EMPLOYEE BENEFIT PROGRAMS

This Title is amended and restated as of 1/1/98. Attachments and Letters of Understanding relating to Benefits, formerly residing in the back of the contract, have been incorporated into this Title. For previous language, refer to the prior Contract.

The Company maintains the right to make administrative changes to any benefit plan that will not adversely affect the employee's benefit or cost of such
          --------
benefit, but may reduce the Company's obligation. These changes will be reviewed and discussed with the Joint Wages and Benefits Committee.

Except in the event of the election of a different funding medium by Sierra Pacific Power Company, if any Benefit Plan is terminated the Union or Company shall have the right to open negotiations for the purpose of negotiating a replacement plan or program but for no other purpose.

22.1      Retirement Plan
----      ---------------

1. The "Retirement Plan for Employees of Sierra Pacific Power Company", hereinafter referred to as "Retirement Plan", which became effective July 1, 1958, and last amended January 1, 1998, is the Plan Document filed with the Department of Labor. For more detailed information regarding the "Retirement Plan" refer to the formal Plan Document or Summary Plan Description.

2. While this Contract is in effect, the Company will not change or discontinue the Retirement Plan unless terminated through the election of a different funding medium by Sierra Pacific Power Company, or by operation of law, in which event the rights theretofore accruing to participants under said Retirement Plan shall not be adversely affected.

3. Retirement Plan Document will be amended as follows effective July 1, 1998, or other dates as specified. Retirement Plan Summary Plan Description will be updated and distributed to all participants on or before December, 1998.

     a) Unreduced retirement benefit available at age 62 with at least 10 years of Service; at age 65 with one year of Service; or upon achieving age 55 and a total of 85 points when age and Credited Service are added together.

     b) Reduced early retirement benefit available upon attaining a minimum age of 55 with at least 10 years of Credited Service. Early Retirement benefits are reduced by 4% for each year under age 62.

     c)   Credited Service recognizes the first year of Service.

     d) Credited Service recognizes all Service prior to age 21, provided the participant made the necessary contributions to the Retirement Plan when the Plan was contributory.

     e)   Covered Compensation includes: 1) Base Pay; 2) Incentive Compensation;
          3) Out of Town Premium; 4) Upgrade; and 5) Shift Pay.

4. The retirement benefit calculation is as follows: Final Average Earnings X Years of Credited Service X 1.5%. Please refer to the Plan Document or Summary Plan Description for more detailed explanation.

22.2      Post Retirement Medical
----      -----------------------

1. Employees who "retire" under the qualified Retirement Plan (minimum age 55 with at least 10 years of service), are eligible for Post Retirement Medical benefits.

2. Post Retirement Medical benefit provisions are incorporated within the Retirement Plan and the "Medical and Dental Benefit Plan for Bargaining Unit Employees".

3. Employees retiring on or after January 1, 1998, who are under age 65, will be eligible for the same medical, dental and vision plan options as active Bargaining Unit ("BU") employees.

4. Employees retiring on or after July 1, 1998, who are under age 65, will pay 20% of the applicable Medical Plan premium (including Dental and Vision); plus an additional 4% of the applicable Medical Plan premium (including Dental and Vision) for each year less than 20 full years of Credited Service.

5. Employees retiring on or after January 1, 1998, who are age 65 or over, or who subsequently become age 65, will be offered the same HMO's as active BU employees, a Medicare Supplement Plan (plan design to be determined and mutually agreed upon in the Joint Wages and Benefits Committee), and a Medicare Risk Contract.

6. Employees retiring on or after July 1, 1998, who are age 65 or over, will pay 15% of the applicable Medical Plan premium (including Dental and Vision); plus an additional 4% of the applicable Medical Plan premium (including Dental and Vision) for each year less than 20 full years of Credited Service. If a retiree elects to participate in a Medicare Risk Contract, the 15% premium will be waived; any additional premium for years of Credited Service less than 20 shall apply. In additional, retirees age 65 or over are required to enroll in and pay the cost of Medicare Part "B" or Medicare Part "C".

7.   GRANDFATHERING: Employees who are age 60 or greater with at least 10 years
     --------------
     of service as of July 1, 1998, will not be required to pay 20% (or 15% if over age 65) of the applicable premium at the time they retire, but will be required to pay 4% for each year less than 20 full years of Credited Service. For example, an employee who turns 60 on May 1, 1998, but chooses to retire May 1, 2001, when he has 20 years of service, will NOT be
                                                                  ---
     required to pay 20% of his applicable Medical Plan premium.

8. Retirees may choose to waive their medical coverage at the time of retirement or any time thereafter. Waiver is permanent.

9. Retirees may change plans once each year during an annual open enrollment period without pre-existing exclusions. Retirees can change their coverage level (retiree only; retiree plus spouse; etc.) if they incur a family status change within the plan year.

10. Medical Plan premiums will be actuarially determined each plan year. Retirees will be rated separately from active employees for self-funded plans.

11. Unless the parties design a more mutually acceptable plan, all new employees hired on or after January 1, 1998, will receive an individual account balance for post retirement medical equivalent to $1,250 per year of Credited Service at the time they retire. Details of plan design and administration will be deferred to Joint Wages and Benefits Committee.

22.3      Voluntary Investment Plan [401(k) Plan]
-------------------------------------------------

1. The "Voluntary Investment Plan for Bargaining Unit Employees of Sierra Pacific Power Company", hereinafter referred to as "VIP", which became effective January 1, 1987, and last amended January 1, 1998, is the Plan in effect during the term of this Contract. For more detailed information regarding "VIP" refer to the formal Plan Document or Summary Plan Description.

2. The Company will pay the normal administrative fee (excluding loan and other individual transaction costs) for all plan participants.

3. Effective January 1, 1998, the maximum employee contribution is 17% of gross earnings, defined as:
a) Base Pay
b) Incentive Compensation
c) Out of Town
d) Upgrade
e) Shift Premium
f) Overtime
g) Rest Period
h) Pager Pay
i) any other cash earnings.

4. Effective January 1, 1998, the Company will provide a match of fifty (50) cents for each dollar of employee contributions up to six (6) percent of the following total earnings:
   a) Base Pay
   b) Incentive compensation
   c) Out-of-Town
   d) Upgrade
   e) Shift Premium

5. If an employee reaches the IRS limit, (currently $10,000), at any time during the tax year, and their company match is negatively affected, their company match will be made whole within 30 days following the end of the plan year.

6. Effective April 1, 1998, the following funds will be investment options:
   a) Vanguard Wellington Fund
   b) Vanguard Windsor II Fund
   c) Vanguard Money Market Reserves-Federal Portfolio
   d) Vanguard Index Trust-500 Portfolio
   e) Vanguard Bond Index Fund-Total Bond Market Portfolio
   f) Sierra Pacific Power Stock Fund
   g) Warburg Pincus International Equity
   h) Chesapeake Growth Fund
   i) Stable Value Fund
8. Effective January 1, 1998, changes to allocations, payroll deductions, etc., and transfers among funds can be done on a monthly basis.

9. Effective January 1, 1998, the following changes were made to the BU Voluntary Investment Plan loan provisions:
   a) Loans are available for any reason for up to 50% of the participants total account balance or $50,000; whichever is less
   b) Limit of two outstanding loans; (limit of one outstanding loan for Primary Residence)
   c) Loan interest rate is Prime plus one percent
   d) 10 year loan term for Primary Residence, 5 year loan term for all others

22.4      Medical, Dental, and Vision
----      ----------------------------

1. The "Medical and Dental Benefit Plan for Bargaining Unit Employees", hereinafter referred to as "Medical Plan", which became effective January 1, 1993, and last amended January 1, 1998, is the Medical Plan in effect during the term of this Contract. For more detailed information regarding the "Medical Plan" refer to the formal Plan Document or Summary Plan Description.

2. While this Contract is in effect the Company will not change or discontinue the Medical Plan, which is provided for through a Voluntary Employee Benefits Association (VEBA). If by operation of law the Medical Plan is terminated the rights accruing to participants shall not be adversely affected.

3. Effective January 1, 1998, a Cafeteria Plan, as defined by Internal Revenue Code Section 125, is established to allow pre-tax premium contributions. Health Care and Dependent Care Flexible Spending Accounts (FSA's) are also available on a pre-tax basis.

4. The Medical Plan provides the following five (5) options. The options are outlined in Exhibit A, page ____.
  a) Preferred Provider Organization at 90% (Union Best)
  b) Preferred Provider Organization at 80% (Basic)
  c) HealthFirst (HMO)
  d) Hometown Health Plan (HMO)
  e) No coverage, contingent upon proof of other insurance

5. Elections of medical plan options will be made each year during an open enrollment period. The election remains in effect for the entire Plan Year, unless the employee incurs a "Family Status Change" as defined by Internal Revenue Code Section 125, Cafeteria Plan. If an employee fails to enroll, he will default to previous year's coverage for himself and his dependents.

6. Under options (a) and (b), when services are rendered in a community where the PPO is available and there is more than one (1) PPO physician available to perform the services, the employee will be subject to PPO provisions.

7. Under options (a) and (b), employees and their dependents are eligible under the provisions of the Preferred Provider Organization (PPO) to receive payment of 90% [for option (a)] or 80% [for option (b)] of usual, reasonable and customary charges when:
  a) PPO services are not available within thirty (30) miles of the community in which the employee and dependents reside or;
  b) Employee has an eligible dependent attending school away from home and there is not a PPO provider available or;
  c) Employee or dependent is traveling away from home and PPO services are not available or;
  d) Employee is required to work away from their principle residence and PPO services are not available.
8. Self-funded Dental and Vision benefits are included in options (a) and (b).

9. Within options (c) and (d), employees and their dependents who live in specified zip code areas will be eligible under the Health Maintenance Organization (HMO). Employees who enroll in an HMO must abide by the provisions of the HMO.

10.Dental and Vision benefits for employees selecting either HMO option will be provided by the HMO.

11. The rate structure for the Medical Plan options shall consist of four-tiers: employee only; employee plus spouse; employee plus children; and, employee plus spouse and children. Employee contributions will be made semi-monthly on a pre-tax basis.

12. The rates for the self-funded options ("Basic" and "Union Best") will be actuarially determined each plan year, based on previous year's claims experience. The rates for the HMO options will be as quoted by the respective insurance carriers. The Company contributions to the HMO options will not exceed contributions to self-funded options.

13. The employee contribution for dependent coverage under the "Basic" and HMO options shall not exceed 20% of the cost of applicable level of dependent coverage.

14. The employee contribution for employee only coverage under the "Union Best" option shall not exceed 15% of the cost of employee only coverage.

15. The employee contribution for dependent coverage under the "Union Best" option shall not exceed 20% of the cost of the applicable level of dependent coverage; plus 15% of the cost of employee only coverage.

16. The Joint Wages and Benefits Committee shall evaluate claims experience and actuarially determined rates in each year of the Collective Bargaining Agreement.

17. If option (a) receives enrollment of less than 5% of eligible participants in any plan year, the Company will not offer this option in subsequent plan years unless the Bargaining Unit agrees to pay up to $20,000 in administrative expenses unique to option (a). If option (a) receives enrollment of greater than 5%, but less than 10%, the Bargaining Unit will have the option of not offering this option in subsequent years OR sharing
                                                                    --
    equally all administrative expenses (not to exceed $10,000 as the Union's share) unique to option (a) with the Company.

18. The medical options, with the exception of the fully-insured HMO's, will have a $1,000,000 lifetime maximum benefit. Reinsurance is included with a $300,000 specific stop loss coverage.

19. A Dental PPO will be implemented as soon as practicable. There will be no reduction to benefits if an employee utilizes a dentist outside of the panel until the panel and discounts are larger as determined by Joint Wages and Benefits Committee.

20. Coverage under the Medical Plan for any participant shall immediately terminate on the earliest of the following dates:

    a) The last day of the calendar month during which the participant voluntarily terminates or is dismissed from the employment of the Company, or otherwise ceases active work for the Company, except:

    i) in the event of retirement, the participant is eligible for continuance of coverage on the date of his retirement, provided he was covered under the Plan on the day prior to his retirement. However, a participant who terminates employment with the Company with vested retirement rights in the Company's Retirement Plan and later retires upon reaching normal retirement age, is not eligible for coverage under this Plan;

    b) The last day of the calendar month during which the participant enters full-time military service;

    c) The last day of the calendar month for which contributions were last paid;

    d)    The date the Plan terminates.

22.5      Wellness Program
----      ----------------

1. Employees in the Bargaining Unit shall be eligible to participate in the Company's Wellness Program. The following requirements shall apply:
  a) Employee's participation shall be voluntary.
  b) Employee's health care premiums shall not be, in any way, affected by their "Health Risk" category assessment.
  c) Entire cost of the Wellness Program paid by Company

22.6      Group Life Insurance
----      --------------------

1. All regular, full-time, Bargaining Unit employees shall have Group Life Insurance coverage with a basic benefit level of $50,000. Employees who "retire" under the qualified Retirement plan after 1/1/95 will receive a life insurance benefit in the amount of $10,000.

2. Sierra will provide Bargaining Unit employees the opportunity to purchase optional life insurance (in excess of the base amount provided at no cost by Sierra) at employee cost. This will be in the form of Group Universal Life subject to any underwriting restrictions imposed by the insurance carrier. Employee contributions will be made semi-monthly on a post-tax basis.

22.7      Employee Discount
----      -----------------

1. Regular Bargaining Unit employees receive a 50% discount on electric service, a 25% discount on natural gas service, and a 50% discount on water service. These discounts apply only to services provided by Sierra Pacific Power Company. Employees will pay any applicable taxes levied by the Internal Revenue Service as established each year for the following year.

22.8      Long-Term Disability Income Plan
----      --------------------------------

1. Sierra will provide Bargaining Unit employees the opportunity to purchase optional long-term disability income insurance at employee cost.

2. Bargaining Unit employees will pay premiums in excess of the insurance rate determined by the carrier until the funding shortfall associated with the conversion from self-insured to fully insured is repaid.

3.   Coverage amount is equal to 66 2/3% of monthly base pay

4.   Maximum benefit amount is $2,500 per month

5.   The "own occupation" disability period is twenty-four (24) months

6. The option to enroll or terminate participation will be limited to an annual open enrollment "window"

7.   Premiums will be paid on post-tax basis.

8. At such time as CIGNA verifies the funding shortfall has been eliminated, thus permanently absolving Sierra Pacific Power Company of any financial responsibility for past, current, or future claims, the premiums shall be adjusted to those actuarially justified based on actual claims experience.

22.9      Benefits for Part-Time Employees
----      --------------------------------

1. The following provisions apply to part-time employees hired on or after January 1, 1995, and to part-time employees who assume full-time status and subsequently revert to part time on or after January 1, 1995, and to full-time employees who become part-time on or after January 1, 1995.

     a) Allowance for vacation, sick leave, holidays and other nonproductive time will be prorated as described in Title 3.5(a).
     b) To participate in the benefits programs, employees must work a minimum of 20 hours per week.
     c) All welfare benefits will have the appropriate premium allocation between Company and the employee based on the following formula:
          1.  Twenty (20) hours per week = one-half (1/2) time.
          2. More than twenty (20) but less than thirty-one (31) hours per week = three-quarter (3/4) time.
          3.  Thirty-one (31) or more hours per week = full time.



22.10     Joint Wages and Benefits Committee
-----     ----------------------------------

1. A Joint Benefits Committee was established as of January 1, 1995, for the purpose of reviewing Medical, Benefit and Dependent Care costs, issues and trends and to make non-binding recommendations for improving savings and enhancing Medical, Benefit and Dependent Care Programs/Policies and to assist employees in dealing with Child/Elder Care issues. The Joint Benefits Committee meets at least Quarterly unless mutually agreed to meet more often when necessary. Direct payroll costs for Bargaining Unit members are shared equally by Local #1245 and Sierra Pacific Power Company. Either party may cancel this agreement with 30 days notice.

2. In recognition of the continuing need and success of the Joint Benefits Committee, as of January 1, 1998, this Committee is expanded to include wages and the name is changed to Joint Wages and Benefits Committee. The Committee will consist of the Union Business Representative and four (4) Union members and the Representative of the Vice President-Human Resources and four (4) MPA employees assigned by the Vice President. The Committee will be chartered to review health and welfare plans, pension and 401(k) plans and wage inequities and adjustments during the term of the contract.

3. As assigned during the 1997 contract negotiations, this Committee will analyze the feasibility of implementing Paid Time Off (PTO), cash balance retirement plan, Medicare coordination (carve out), short term disability and flex benefits plans, and any other benefits as mutually agreed for Bargaining Unit Employees. The Committee may make a recommendation for ratification not later than July 1, 1999. These issues shall be separate from normal contract negotiations and will require a separate ratification vote.


                                    TITLE 23
                                    --------
                         DEMOTION AND LAYOFF PROCEDURE

23.1

I.    General Rules

          (a) Employees shall be given as much notice as practicable of Company's proposed action. Following such notice, and prior to the date of the actual layoff, employees to be affected by the procedure shall be considered as though they have already been demoted, and notwithstanding the provisions of Title 16, have their bids to fill vacancies in the normal line of progression considered under the provisions of VI below.

          (b) An employee's Company seniority, as defined in Sections 3.7 and
      8.1 shall be determining factors in the application of this procedure.

          (c) Where a vacancy in an appropriate classification exists, the filling of such vacancy shall be in accordance with the appropriate provisions of this procedure. If such vacancies exist at more than one
      (1) headquarters, Company shall provide an employee with a list of such vacancies and the location thereof. Employee may then elect to fill any of such vacancies for which he has sufficient Company seniority [I(b)].

          (d) An employee may not elect to demote another employee whose Company seniority is equal to or greater than his own. An employee may not demote an employee in a classification having a wage rate higher than that of his own classification.

          (e) Employees scheduled for demotions under this procedure shall exercise one (1) of two (2) options:

                1. Employee may demote a junior employee in the employee's present job classification at another headquarters, or

                2. Employee may demote within his occupational group at his present headquarters.

          In either of these options, the demoted employee shall be considered to have displaced the most junior employee in the classification.

          If the exercise of Options (e) 1) and/or (e) 2) would result in a senior employee being laid off, then, and only then, the employee may exercise Option 3). If exercise of this Option would still result in a senior employee being laid off, the employee may then exercise Option 4).

                3. Employee may demote a junior employee in any occupational group at his present headquarters.

                4. Employee may demote a junior employee in any occupational group at any headquarters.

          Options 3) and 4) above are intended to protect employees whose job classifications fall "below the entry level line", but who have more seniority than other employees in occupational groups and/or headquarters. In either of these options, the demoted employee shall be considered to have displaced the most junior employee in the job classification at that headquarters location.

          (f) In the application of this procedure, an employee shall not be placed in a job unless qualified to perform the duties.

II.   Notices

      The following notices shall be given in connection with the demotion and layoff provisions of this procedure.

          (a) Company will give an employee who is to be demoted as much notice thereof as possible, but not less than three (3) days, advising him of the classification to which he is to be demoted and whether there are any jobs with respect to which he may exercise an election by filling a vacancy or by demoting another employee.

          (b) Not more than three (3) days after receiving the notice provided for in Subsection (a), the employee shall advise the Company of his decision with respect to exercising the election. If he desires to exercise the election, Company shall, within two (2) days thereafter, provide him with a list of the jobs and the locations thereof to which the election may be applied.

          (c) Within three (3) days after receipt of the list described in Subsection (b), the employee shall notify Company of his election to transfer and indicate the job locations in the order of his preference. Preferential consideration shall be given to employees in the order of their Company seniority. While Company shall endeavor to give effect to an employee's preference in the order he has indicated, Company seniority shall be the determining factor where two (2) or more employees express a preference for a single job classification or headquarters location. Company shall notify an employee as to the specific location to which he will be transferred and the effective date of the transfer.

          (d) An employee's failure to give the notices prescribed in Subsections (b) and (c) will operate to forfeit his right of election.

          (e) Any transfer resulting from the application of this Section shall be effective not later than fifteen (15) days from the giving of the notice provided for in Subsection (a).

III. When a demotion is to be made in a job classification(s) at a Company headquarters [see I(e)], the employee(s) with least Company seniority in such classification(s) shall have the option to:

          (a) Elect to displace that employee in his same classification and occupational group within the Company who has less Company seniority than he.

          (b) Elect to demote to the next lower classification in the reverse order of the normal line of progression in his occupational group.

          An employee shall be demoted on a step by step basis; that is, he shall first be demoted in the reverse order of the normal line of progression for his classification to the next lower classification. If successive demotions must be made, the same procedure shall apply at each step until the employee is either placed in another job or is laid off.
      If more than one (1) demotion is to be made, the described procedure shall first be applied to the highest classification to be affected, and then to successively lower classifications.


          (c) If an employee cannot for any reason effect an election in accordance with (a) or (b) above, he shall demote into the general demotional pool.

          (d) All jobs below dotted line, including Laborer and Building Services Worker, in Exhibit C, shall be considered as a general demotional pool for demotion purposes. All demotions to be by Company seniority.

          (e) In all demotions and/or layoffs, the employees demoting into a job must be able and willing to perform the duties of the job with a minimum of further training. Company shall make the determination of minimum training needed in all such cases.

          (f) Journeymen who can demote apprentices shall retain Journeyman status and the junior apprentice(s) shall be demoted.

IV.       Layoff

          If there is no job to which the employee can demote under III above, he or she will be laid off.

V.        Notice of Layoff

          When it is necessary for Company to lay off employees because of lack of work, Company shall give employees involved as much notice thereof as practicable, but in no event shall an employee be given less than thirty
      (30) calendar days' notice of layoff, provided, however that notice of layoff need not be given to employees who are employed on a temporary or probationary basis.

VI.       Accelerated Promotion

          For the purpose of enabling employees who have been demoted or transferred under the provisions of this procedure, Company will give preferential consideration in the following sequence to the bids made by such employees on any job vacancy:

          (a) Bids made by employees who formerly worked in such job classification and headquarters; demoted from such classification from such headquarters. An employee's bid shall not be considered under this subsection if following his demotion or transfer he has not exercised each opportunity available to him to bid on a job in his former classification and headquarters;

          (b) Bids made by employees listed in Subsection (a) above who formerly worked in such job classification.

          In considering, under Subsection (a) or (b), bids received from two
      (2) or more employees on the same job, Company shall give preferential consideration to the bid made by the employee who has the greatest Company seniority.

          An employee who has been demoted or transferred under the provisions of this procedure who thereafter voluntarily removes himself from the Line of Progression and occupational group to which he was previously transferred or demoted shall not be given consideration under this section.

VII.      Enabler

          By written agreement between Company and Union, special provisions may be substituted for the provisions of this procedure. (Added 5/1/82)


                                    TITLE 24
                                    --------
                               TERM OF AGREEMENT

24.1 This Agreement shall take effect as of January 1, 1998. The term of this Agreement shall continue in full force and effect until the first day of January 2001 and thereafter from year to year unless written notice of change or termination shall be given by either party ninety (90) days prior to the expiration date above or the expiration date of any year thereafter.

24.2 Whenever notice is given for changes, the nature of the changes desired must be specified in the notice, and until a satisfactory conclusion is reached in the matter of such changes, the original provision shall remain in full force and effect.

24.3 This Agreement shall not be amended or supplemented except by agreement of the parties hereto, reduced to writing and duly signed by each.

24.4 This Agreement cancels and supersedes that certain Agreement and Exhibits attached thereto, entered into on January 1, 1995 , by the parties hereto.

                 AGREEMENT BETWEEN SIERRA PACIFIC POWER COMPANY
                          AND LOCAL UNION 1245 OF THE
            INTERNATIONAL BROTHERHOOD OF ELECTRICAL WORKERS, AFL-CIO
                   JANUARY 1, 1998 THROUGH DECEMBER 31, 2000


          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written, acting by and through their duly authorized officers.


SIERRA PACIFIC POWER COMPANY              LOCAL UNION 1245 OF THE
                                          INTERNATIONAL BROTHERHOOD
OF                                        ELECTRICAL WORKERS, AFL-CIO


/s/ Malyn Malquist
---------------------------------
Malyn Malquist, COB/CEO/President         Jack McNally, Business Manager


/s/ Mary Jane Willier
---------------------------------
Mary Jane Willier, Vice President,        Howard Stiefer, President
Human Resources



                                          John Stralla, Business Representative



                                          APPROVED:




                                          J. J. Barry
                                          International President

                       1998NEGOTIATING COMMITTEE MEMBERS

          COMPANY                              UNION

          M. Smart, Chair                 J. Stralla, Chair
          B. Bullock                      G. Aramini
          F. Gonzales                     T. Cornell
          K. Grosulak                     S. Downs
          B. MacMullen                    G. Garrison
          K. Smith                        M. Hinton
                                          D. Huntsman
                                          W. Paterson
                                          S. Salazar
                                          R. Weisshaar
                                          B. Wilk

                                  ATTACHMENT I

                                EXHIBIT "A" (1)
                          (As Amended January 1, 1998)

WAGES
-----

  . Annual increases (All classifications except for Clerical and Buildings and Grounds)
       .   1998      Base   2.75%        Target Incentive      3.0%
       .   1999      Base   2.75%        Target Incentive      3.0%
       .   2000      Base   2.75%        Target Incentive      3.0%
       Clerical and Building and Grounds classifications:
       .   1998      Base   1.25%        Target Incentive      3.0%
       .   1999      Base   1.25%        Target Incentive      3.0%
       .   2000      Base   1.25%        Target Incentive      3.0%

  .  Shift premium        1998        1999        2000
       .   2nd shift      $1.00       $1.05       $1.10
       .   3rd shift      $1.20       $1.25       $1.30

  .  Enhanced Severance "Soft Landings" (see Title 19.11)

  . Incentive compensation will be included in pension and 401k match calculations

TEAM INCENTIVE AWARD
---------------------

Effective 1/1/98

Minimum corporate performance requirements must be achieved as under the current plan: financial goals will be weighted 50% and customer satisfaction goals will be weighted 50%.

Extraordinary events affecting performance of a goal may be considered by the CEO in determining the size and existence of the award. IF MP&A EMPLOYEES RECEIVE AN AWARD, BARGAINING UNIT EMPLOYEES WILL RECEIVE AN AWARD.

TIAs will be calculated as follows:

TIA TARGET PERCENT (3%) X ANNUAL BASE OF PRIOR YEAR WAGES X COMPANY RESULTS FOR PERFORMANCE YEAR

Annual award to be paid in late February or early March for the prior year's performance; the first award for bargaining unit employees may be paid in 1999.

All regular full time and part time employees with an overall satisfactory performance rating (or above) and who work for the company through December 31st may be eligible to receive a TIA. Employees who resign or are terminated during the year (on or before December 31) will not receive a TIA. Prorated awards may be made for employees with satisfactory performance who leave the company in the event of retirement, long-term disability or death

Employees with less than satisfactory performance (as documented in the current "Employee Performance Appraisal") will not receive a TIA. If an employee does not receive an annual performance appraisal, that employee's performance will be assumed to be satisfactory. By February 1st of each year, a list of all employees whose performance is rated less than satisfactory will be presented to the I.B.E.W. Business Representative. If a grievance is filed on behalf of those employee(s) who are rated less than satisfactory, such grievance may be referred directly to the third step of the grievance process.

TIAs will be based on standard (2,080) hours per year, not to include overtime. TIAs will be prorated if an employee is absent from work for more than one month.

(Added 1/1/98)

                                 ATTACHMENT II
                                 -------------

                                EXHIBIT "B" (1)
                                ---------------
                          (as Amended January 1, 1998)

                      CLASSIFICATIONS AND JOB DESCRIPTIONS
                      ------------------------------------

Note:  Classifications preceded by an (*) are subject to the provisions of
       Section 5.3(a), (b), (c), (d) and (e).


7653      *APPRENTICE, COMMUNICATIONS TECHNICIAN
          --------------------------------------

          An employee who is engaged in performing work as an assistant to or under the general direction of employees in higher classifications within the general Measurement and Test Department Occupational Group while training for Communication Technician. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. Must hold a current
      Second Class or higher Federal Communications Commission Radio Telephone
      License or General Radio Telephone Operator License.

7635      *APPRENTICE, CONSTRUCTION REPAIRMAN
          -----------------------------------

          An employee who is engaged in performing work as an Assistant to, or under the general direction of, employees in higher rated classifications within the Construction Department while training for a Journeyman. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. The employee's educational and general qualifications must be such that he is considered capable of attaining Journeyman status.

7684      *APPRENTICE, CUSTOMER SERVICEMAN
          --------------------------------

          An employee who is engaged in performing work as an assistant to or under the general direction of a Serviceman, Customer, while training for a Journeyman. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. The employee's educational and general qualifications must be such that he is considered capable of attaining
      Journeyman status. Must be able to write legibly and maintain a neat, clean appearance and must be qualified to work with the public.

          An Apprentice, Customer Serviceman shall be required by Company to reside within a thirty-five (35) mile radius of the Company headquarters to which they regularly report.

7641      *APPRENTICE, ELECTRICIAN
          ------------------------

          An employee who is engaged in performing work as an assistant to or under the general direction of employees in higher rated classifications within the general Measurement and Test Department Occupational Group while training for a Journeyman. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. The employee's educational and general qualifications must be such that he is considered capable of attaining Journeyman status.

7645      *APPRENTICE, ELECTRICIAN, MAINTENANCE
          -------------------------------------

          An employee who is engaged in performing work as an assistant to, or under the general supervision of, a Journeyman Maintenance Electrician.
      In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. His education and general qualifications must be such that he is considered capable of attaining Journeyman status.

7642      *APPRENTICE, ELECTRICIAN, UNDERGROUND
          -------------------------------------

          An employee who is engaged in performing work as an assistant to, or under the general direction of an Underground Electrician while training for a Journeyman. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed.
      Employee's education and general qualifications must be such that he is considered capable of attaining Journeyman status.

7681      *APPRENTICE, FABRICATOR/WELDER
          ------------------------------

          An employee who is engaged in performing work as an assistant to or under the general direction of a Fabricator/Welder while training for a Journeyman. In order to gain experience for advancement, the apprentice may be required to work alone or under direct supervision on jobs for which the employee has been trained and instructed. The general qualifications and educational experience must be such that the apprentice must be considered capable of Journeyman status.

7691      *APPRENTICE, FITTER
          -------------------

          An employee who installs and maintains gas and water pipes, conduits, mains and accessories under the general direction of a Foreman, Fitter, or other experienced and qualified personnel while training for a Journeyman classification. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. The employee's education and general qualifications must be such that he is considered capable of obtaining
      Journeyman status. Before obtaining Journeyman status, he must qualify by test and demonstrate an ability to handle tools and operate equipment, such as earth boring machines, all types of tapping machines, pipe locators, gas leakage detection equipment, Holiday detectors, concrete saws, compressors and other equipment commonly used in the trade.

7692      *APPRENTICE, FITTER/WELDER
          --------------------------

          An employee who installs and maintains gas and water pipes, conduits, mains and accessories under the general direction of a Foreman, Fitter/Welder or other experienced and qualified personnel while training for a Journeyman. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. The employee's education and general qualifications must be such that he is considered capable of attaining
      Journeyman status. Before attaining Journeyman status he must qualify by test under the requirements for gas and electric arc welding for certification in accordance with Department of Transportation regulations.
      Employees with one (1) year or more Company experience as a Fitter transferring into this classification will be given credit for completion of six (6) months time in the classification and shall not suffer a wage reduction.

7651      *APPRENTICE, INSTRUMENT TECHNICIAN
          ----------------------------------

          An employee who is engaged in performing work as an assistant to or under the same general direction of an Instrument Technician while training for a Journeyman. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. The employee's educational and general qualifications must be such that he is considered capable of attaining Journeyman status.

7631      *APPRENTICE, LINEMAN
          --------------------

          An employee who is engaged in performing work as an assistant to or under the general direction of a Lineman while training for a Journeyman.
      In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. The employee's education and general qualifications must be such that he is considered capable of attaining Journeyman status.

7685      *APPRENTICE, MACHINIST
          ----------------------

          An employee who is engaged in performing work as an assistant to or under the general direction of a Machinist while training for a Journeyman. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. The employee's educational and general qualifications must be such that he is considered capable of attaining
      Journeyman status.


7680      *APPRENTICE, MECHANIC
          ---------------------

          An employee who is engaged in performing work as an assistant to or under the general direction of a Mechanic, while training for a Journeyman. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. The employee's educational and general qualifications must be such that he is considered capable of attaining
      Journeyman status.

7652      *APPRENTICE, MECHANIC, DIESEL/TURBINE
          -------------------------------------

          An employee who is engaged in performing work as an assistant to or under the general direction of a Diesel-Turbine Mechanic while training for a Journeyman. In order to gain experience for advancement he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. The employee's educational and general qualifications must be such that he is considered capable of attaining
      Journeyman status.

7683      *APPRENTICE, MECHANIC, MAINTENANCE & CONTROL,WP
          -----------------------------------------------

          An employee who is engaged in performing as an assistant to, or under the direction of a Maintenance Mechanic & Control, WP, while training for a Journeyman. In order to gain experience for advancement he may be required to work alone or under direct supervision on jobs for which he has been instructed. The employee's educational background and general qualifications must be such that he is considered capable of attaining
      Journeyman status.

7687      *APPRENTICE, METERMAN, GAS AND WATER
          ------------------------------------

          An employee who is engaged in performing work as an assistant to or under the general direction of a Meterman, Gas and Water while training for a Journeyman. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. The employee's educational and general qualifications must be such that he is considered capable of attaining
      Journeyman status.

7643      *APPRENTICE, OPERATOR, WATER PLANT
           ---------------------------------

          An employee who assists the Water Plant Operators as required and who is in training to acquire the experience and develop the skills necessary for advancement to Operator, Water Plant. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained or instructed. The employee in this classification will be required to progress to the one-year rate of pay.
      Grade II certification will be required to progress to the two year rate of pay. His education and general qualifications must be such that he is considered capable of attaining Journeyman status.

7689      *APPRENTICE, PLANT MECHANIC
          ---------------------------

          An employee who is engaged in performing work as an assistant to, or under the direction of a Plant Mechanic or Mechanic/Machinist or Mechanic/Welder while training for Plant Mechanic. In order to gain experience for advancement, he may be required to work alone or under general supervision on jobs for which he has been trained and instructed.
      His education and general qualifications must be such that he is considered capable of attaining Journeyman status.

7632      *APPRENTICE, TECHNICIAN, ELECTRICAL, PLANT
          ------------------------------------------

          An employee who is engaged in performing work as an assistant to, or under the general supervision of a Journeyman Plant Electrical Technician.
      In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained and instructed. His education and general qualification must be such that he is considered capable of attaining Journeyman status.

7690      *APPRENTICE, TECHNICIAN, LAB
          ----------------------------


          An employee who is engaged in performing work as an assistant to or under the same general direction of a Laboratory Technician while training for a Journeyman. In order to gain experience for advancement, he may be required to work alone or under direct supervision on jobs for which he has been trained or instructed. The employee's educational and general qualifications must be such that he is considered capable of attaining
      Journeyman status.

7673      *APPRENTICE, TECHNICIAN, METER
          ------------------------------

          An employee who is engaged in performing work as an assistant to or under the general direction of employees in higher rated classifications, within the Electric Metering Department, while training for Technician, Meter I. In order to gain experience for advancement, he/she will be required to work alone or under direct supervision on jobs for which he/she has been trained and instructed. The employee's educational and general qualifications must be such that he is considered capable of attaining Technician I status. Applicants will be expected to prove possession of these qualifications by successfully passing a test with a score of 75% or better.

8051      *CHIEF,CREW
          -----------

          An employee working with and directing the activity of a survey crew in the absence of a Supervisor. Will be engaged in determining the location of land boundaries to assist in properly locating the Company's facilities. Must be a qualified Instrumentman or equivalent.

9893      *CLERK
          ------

          An employee not required to have prior experience and generally is a trainee for more advanced clerical positions. Duties may include but shall not be limited to, operation of various office machines; collecting, sorting, opening and receiving mail including pick up from and delivery to the post office; running errands to outside locations; summarizing checks and cash stubs and performing a variety of office duties not requiring prolonged periods of training.

9730      CLERK, CASH PROCESSING, SENIOR
          ------------------------------

          An employee who has demonstrated to the satisfaction of the Company, a thorough knowledge of cashiering and the cash remittance processing system by training and working in the cash operations unit. Will perform a variety of skilled and unskilled tasks dealing with the orderly flow of work within the cash operations unit. Such employees will be responsible for:

                1) The timely and accurate submittal of reports and records as assigned,
                2) Training cash remittance processing equipment operators and Customer Services Representative cashiers,
                3)  Review and edit of work processed,
                4) Operation of all cash remittance equipment including data management computer and various office machines, and
                5) Other assigned clerical functions as required. Directs the activities of other departmental personnel as required.

          Required to be effective when working with the public and responding to customer requests and inquiries, as well as have other qualifications and qualities generally accepted as being desirable in a customer services classification. Required to make independent decisions as necessary to satisfy customer needs and provide quality customer service.

9590      *CLERK, FIELD
          -------------

          An employee assigned to the Electric Department who performs field work such as reading and computing demand meters, collection of delinquent accounts, electric cut-ins and cut-outs. May be required to make up blanket work and job orders in connection with local crew operations. May also be required to perform various Stores Department duties in the local warehouse, and other miscellaneous duties as required by the Electric Department Supervisor.

          Note: It is intended this classification be used only in the areas
          ----
      where Company may not need the full-time services of certain Bargaining
      Unit classifications, and to perform various other semi-skilled duties.

9624      *CLERK, PARTS
          -------------

          An employee who is familiar with automotive parts & supplies and is qualified to perform, without direct supervision, and subordinate to the Supervisor in charge, duties relating to the ordering, receiving, shipping, handling, storing and disbursing of automotive and equipment related materials and supplies. Shall be required to take physical inventories, update a perpetual inventory system and perform related clerical duties as necessary. The employee shall become familiar with the Department's accounting and data processing procedures and other applicable rules. May be required to update and operate a data entry system for parts inventory control. Shall be required to operate Company vehicles within the scope of foregoing duties. May be required to provide general direction to any classification assigned him in performing the work herein defined. May be assigned to perform other work as occasions arise.

9875      *CLERK, PRINT SHOP
          ------------------

          An employee who may be assigned to perform any and all routine or advanced print shop functions and any other miscellaneous duties as required. Must be qualified to operate various types of print shop finishing equipment, such as a hydraulic paper cutter, high speed folder, book binding machine, automatic collator, three-hole punch and copying equipment through training or experience. Must be qualified through training to assist the print shop in the absence of an Offset Press
      Operator. Must be able to meet deadlines and produce top quality work, and be capable of heavy lifting.

8640      *COORDINATOR, FLEET REPAIR/LICENSING
          ------------------------------------

          An employee who is responsible for entering vehicle repair order data into the Transportation Management Information System. These functions shall be performed cost effectively, accurately, and in accordance with departmental and Company guidelines, policies and procedures. Also responsible for verification of all labor parts and commercial (outside shop) costs for the fleet by direct computer input into the Transportation
      Management System.

          This position will also be responsible for performing all duties related to licensing the fleet, both in Nevada and California. This shall include any special permits that may be required. This entails preparation of the necessary paperwork, securing the funds, obtaining the license plates, registration, renewal tags and titles, either personally or by mail, as required. Will be responsible for the maintenance of all data and documents into the fleet vehicle files.

          Requires comprehensive knowledge of overall fleet operations. Possess good knowledge related to automotive maintenance terminology, practices, parts, and licensing. Ability to communicate effectively and courteously with Company and non-Company personnel. Possess experience of direct computer data entry and comprehensive knowledge of Fleet Services
      Department shop policies and procedures.


8944      *DRAFTSMAN
          ----------

          An employee who is training for advancement to Senior Draftsman and under general direction prepares sketches, diagrams, single line job drawings and maintains up-to-date maps of Electric, Gas and Water systems.
      From data provided, makes masters for job drawings and maps. May engage in the operation and care of blue-printing and other duplicating machines, miscellaneous minor maintenance of equipment. May assist in field checking and perform clerical work related to the Drafting Department.
      The employee must possess an aptitude for the work and a working knowledge of mathematics, including trigonometry. Some knowledge of utility operation is desirable. May be required to pass an oral or written examination or performance test covering these qualifications.

8380      *DRAFTSMAN, LAND
          ----------------

          An employee who, under the supervision of the Right-of-Way Engineer, or other Supervisor, assembles preliminary information and does skilled drafting, and general tracing and mapping work in connection with the acquisition of Rights-of-Way. Composes right-of-way papers, searches
      County records, and processes other necessary forms for the granting and procuring of easements, rights-of-way, highway and railroad crossing permits, government permits, and other land documents. Plots profiles, makes routine calculations, and reduces field notes. The employee must possess the qualifications of a Rod and Chainman or the equivalent, with experience or training in drafting. May be required to take an oral or written examination or performance test covering these qualifications.

8390      *DRAFTSMAN, SENIOR
          ------------------

          An employee who, under the supervision of the Drafting Supervisor, prepares job maps and when required, makes field checks in connection with such maps. Interprets and maps verbal and written instructions, rough sketches, and data collected by Engineers and Estimators or Surveyors. Consults standard maps of cities, subdivision plots, railroads, and highways in connection with the preparation of new maps for plotting distribution lines and facilities. Reproduces maps, inks in and completes tracings, revises maps as changes occur. May do occasional reducing of field survey notes and field checking. May be required to make mechanical and architectural drawings. Performs other related duties as may be required by the Supervisor. May be required to pass an oral or written examination or performance test covering these qualifications.

8770      *DRIVER, TRANSPORT
          ------------------

          An employee who drives truck transporting supplies and equipment;
      loads and unloads trucks; may act as Field Clerk, taking care of timesheets and material records; responsible for keeping tools in good order; assists crews with work. Will be selected on the basis of qualifications, experience and performance to operate a fifth-wheel tractor with 2 or 3 axles which tows a trailer or semi-trailer.

6385      *DRIVER, TRANSPORT, HEAVY
          -------------------------

          An employee who drives truck transporting men, supplies and equipment, often in remote areas and without direct supervision; loads and unloads trucks; operates fixed and attached equipment; may act as Field Clerk, taking care of time cards and material records; responsible for keeping tools in good order; assists crews with work; must be familiar with loading and tie-down procedures, permits, routes, clearances. Will be selected on the basis of qualifications, experience and performance to operate a fifth-wheel tractor with 2 or 3 axles which tows a semi-trailer or trailer or multiple trailers for standard loads or special permit loads which may be loaded with a variety of cargoes of supplies or equipment.
      Must be qualified to load and unload power-operated construction equipment.

8970      *DRIVER, TRUCK
          --------------

          An employee who drives truck transporting men, supplies and equipment;
      loads and unloads truck; operates fixed and attached equipment; may act as Field Clerk taking care of time cards and material records; responsible for keeping tools in good order; assists crews with work; may not tow trailers rated at 6,000 pounds gross vehicle weight or more. May not operate truck having more than two (2) axles.

8845      *DRIVER, TRUCK, HEAVY
          ---------------------

          An employee who drives truck transporting men, supplies and equipment;
      loads and unloads truck; operates fixed and attached equipment; may act as Field Clerk taking care of time cards and material records; responsible for keeping tools in good order; assists crews with work; must be familiar with loading and tie-down procedures. Will be selected on basis of qualifications, experience and performance to operate a truck with three
      (3) or


      more axles such as a dump truck, winch truck, boom truck, flat rack, or a similar truck or a two (2) axle truck towing a trailer rated at 6,000 pounds gross vehicle weight or more.

7340      *ELECTRICIAN
          ------------

          An employee who is qualified by training and knowledge to construct, erect, and maintain substations. Must be qualified by training and knowledge to install, maintain, test, and repair substation, generating station and distribution equipment including but not limited to transformers, regulators, tap changing devices, circuit breakers, switchboards, generators, and other rotary equipment. Must be qualified to perform switching. Must be able to lay out, assemble, install, test, and maintain electrical fixtures, apparatus and wiring. When under direct supervision may be required to perform work on protective relaying, communications equipment, Supervisory control and related equipment. Must have successfully completed the Electrician Apprentice training program or equivalent.

7310      *ELECTRICIAN, MAINTENANCE
          -------------------------

          An employee who is a Journeyman and is engaged in testing, repairing, maintaining and installing all types of electric equipment in generating stations. May be required to do plant and plant substation switching.
      May be required to do incidental welding, such as tack hangers and test welding machines after repair, etc. Must be qualified to operate station crane. His background of apprenticeship and experience must be such as to qualify him to perform these duties with skill and efficiency. He may also be required to instruct or advise operating personnel on problems pertaining to electrical equipment. He must be thoroughly familiar with Company's electrical and mechanical tagging and safety rules and be able to render first aid. May at times be required to drive light and heavy vehicles.

7320      *ELECTRICIAN, MAINTENANCE, GAS AND WATER
          ----------------------------------------

          An employee who is a Journeyman Electrician and is engaged in installing, maintaining, testing, and repairing all types of electrical equipment connected with or related to the Gas and Water Department's operating facilities. This includes all electrical equipment, existing and future, being utilized at booster pump stations, raw water pump stations, deep well stations, regulatory stations, water treatment plants, gas plants, reservoirs, upstream monitoring stations, diversion works, transmission and distribution mains, and water storage tanks. Will be required to perform installation, maintenance, testing and repairing tasks to Gas and Water Department telemetering equipment. His background of apprenticeship and experience must be such as to qualify him to perform these duties with skill and efficiency with or without direct supervision.
      Must be thoroughly familiar with Company's electrical and mechanical tagging and safety rules and be capable of rendering first aid. May be required to instruct and advise department operating personnel on problems and safety pertaining to electrical and telemetering equipment.

7325      *ELECTRICIAN, PLANT
          -------------------

          An employee who is a Journeyman and is engaged in testing, repairing, maintaining and installing all types of electric equipment in generating stations. May be required to do plant and plant substation switching.
      May be required to do incidental welding, such as tack hangers and test welding machines after repair, etc. His background of apprenticeship and experience must be such as to qualify him to perform these duties with skill and efficiency. He may also be required to instruct or advise operating personnel on problems pertaining to electrical equipment. He must be thoroughly familiar with Company's electrical and mechanical tagging and safety rules and be able to render first aid.

7345      *ELECTRICIAN, UNDERGROUND
          -------------------------

          An employee who is a Journeyman qualified by training and knowledge of underground circuits, substations and apparatus to test, maintain and install duct line, cable, conduits, risers, Company-owned customer outdoor lighting equipment, circuit breakers, transformers and associated equipment. Must be able to climb and perform Lineman's work such as making underground connections on customer services and substation feeder installations. Is required to drive truck and operate the fixed and attached equipment. May be required to keep time cards and material records.


7615      *FABRICATOR/WELDER
          ------------------

          An employee engaged in making and repairing parts of equipment and tools. The forge and trip hammer are used for sharpening and tempering of tools. Must read and interpret drawings and layouts that are given as guides for the desired end product. Performs basic metal working such as sheet metal layout, threading bolts and pipe, cutting and fitting of large pipes and culverts, layout and fitting of all types of structural shapes.
      Must be knowledgeable in the use of electric welding and cutting, including metal inert gas (MIG), heliarc (TIG) welding, hard surfacing, and all aspects of acetylene welding including cutting and brazing.

7543      *FABRICATOR/WELDER, CERTIFIED
          -----------------------------

          A Journeyman employee engaged primarily in the repair and maintenance of light and heavy equipment. Performs basic metal working such as sheet metal layout and forming, threading of bolts and pipe, cutting and fitting of large pipes and culverts, layout and fitting of all types of structural shapes. Performs specialty work that is not available from outside suppliers, such as, construction of trailers, meter manifolds, and associated piping, meter sets, access gates, platforms, valve tools/keys, rebar fabrication, and special engineering designs. Performs welding on man-related equipment such as manlifts and derricks. Fabricates, repairs, sharpens, and tempers tools and equipment using a forge, anvil and trip hammer.

          Field work performed includes substation modification and erection, aluminum buss bar welding, hydro power penstocks, gates and component fabrication, aerial welding and repair. Emergency repair of gas, water, electrical systems, as well as vehicle and equipment repair may also be required.

          Must be able to read and interpret drawings and layouts that are given as guidelines for the desired end product, as well as listening to a verbal description of a desired product or problem and come up with an acceptable solution. Must have a working knowledge of math to perform layouts as well as being informed as to the types of materials available from suppliers to do the various jobs. Must be knowledgeable in the use of electric welding and cutting, including metal inert gas (MIG), heliarc
      (TIG) welding, hard surfacing, and all aspects of acetylene welding including cutting, brazing, and silver soldering. Must also have a working knowledge of plumbing, both pressure and non-pressure systems.

          Requires certification in ASME Schedule 40, 6-inch pipe in the 6G (45 angle) position, and structural ASME1 plate using E7018 weld rod in the vertical and overhead position.

8620      *FACILITIES LOCATOR
          -------------------

          An employee who has had at least one (1) year's experience as either an Apprentice Lineman, Apprentice Fitter, or equivalent experience. The employee's educational and general qualifications must be such that he is considered capable of attaining knowledge of gas, water or electrical facilities and capable of learning the application of pipe and cable locator equipment to locate these facilities. When it is necessary to connect to live electrical circuits with locating equipment or to enter vaults, containing live circuits, only an employee with one (1) year's experience as Apprentice Lineman or equivalent experience will be qualified to do so. May be required to investigate and report on damage to Company facilities. Must be able to write legibly and maintain a neat, clean appearance and must be qualified to work with the public.

7620      *FITTER
          -------

          An employee who is qualified by experience, training and knowledge to install and repair water and gas services, mains and appurtenances, locate and repair leaks, do miscellaneous pipe fitting and operate equipment such as earth boring machines, all types of tapping machines, pipe locators, gas leakage detection equipment, Holiday detectors, concrete saws and compressors. He locates and repairs leaks. Understands the use of tools in connection with pipe work and the installation of all types of pipe. May be required to prepare ground for installation of mains and services and restore ground to required condition. May be assigned to other work as the occasion arises, including the installation of meters and regulators; may be required to relight gas appliances during seasonal relighting program or in times of emergency. Must have six (6) months of applicable experience or equivalent in the Gas and Water Department.

7460      *FITTER/WELDER
           -------------

          An employee who installs and repairs gas and water pipes, conduits, mains and accessories. Does gas and electric welding and is required to be certified by testing in accordance with the Department of Transportation regulations and repair work on gas and water lines and their accessories as required and, in addition, will be required to operate all tools used on gas and water leakage detection equipment and Holiday detectors. Will be required to prepare ground for the installation of mains and services and restore ground to required condition. May be assigned to other work as the occasion arises, including the installation of meters and regulators and may be required to relight gas appliances during seasonal relighting program or in times of emergency.

6022      *FOREMAN, COMMUNICATION SYSTEMS, WORKING
          ----------------------------------------

          An employee who is engaged in the installation, maintenance, repair and adjustment of communication facilities including but not limited to two-way radio, telephone microwave, power line carrier, Supervisory control, telemetering equipment, ESCC computer systems and other work as required. Must be capable of directing men and planning work.

                1.  Must hold a current Federal Communications Commission
            General Radio Telephone Operator's License or have taken and passed a Sierra Pacific Power Company certification test with a grade of 75% or higher.

                2. Must have a total of two (2) years' experience as a Communication Systems Technician.

6021      *FOREMAN, COMMUNICATIONS, WORKING
          ---------------------------------

          An employee who is engaged in the installation, maintenance, repair and adjustment of communication facilities including but not limited to two-way radio, telephone, microwave, power line carrier, Supervisory control and telemetering equipment and other work as required. Must be capable of directing men and planning work.

                1.  Must hold a current Federal Communications Commission
            General Radio Telephone Operator's License or have taken and passed a Sierra Pacific Power Company certification test with a grade of 75% or more.

                2. Must have a total of two (2) years' experience as a Communication Technician Class I or its equivalent.

6281      *FOREMAN, CONSTRUCTION, WORKING, HEAVY
          --------------------------------------

          An employee who is qualified to work with, direct, and coordinate the daily activities of a crew engaged in heavy construction, maintenance, and/or repair of all civil/structural portions of utility facilities.
      Must be thoroughly qualified by training, knowledge, and experience as to the proper methods and procedures required to perform tasks typically classified as carpentry, masonry, concrete work, ironwork, sitework, and earthwork, in a safe and efficient manner. May be required to direct and coordinate activities of Laborers, Construction Workers, Apprentice
      Construction Repairmen, Construction Repairmen, Powdermen, Construction
      Inspectors, Truck Drivers, Transport Drivers, and Equipment Operators, although crew size will not be limited in number or by classification.
      Must have a comprehensive working knowledge of mathematics, basic surveying techniques, construction materials, methods, and equipment, and the use of hand and power tools. Must be able to interpret drawings, prints, sketches, specifications, and other written documents. Must have effective oral and written communication skills. Will be required to prepare proper notes, records, and other documentation as required for all daily job activities. Must be a Journeyman Construction Repairman with not less than two (2) years' experience as such or equivalent.

6394      *FOREMAN, CONSTRUCTION, WORKING, LIGHT
          --------------------------------------

          An employee who is qualified to work with, direct, and coordinate the daily activities of a crew engaged in light construction, maintenance, and/or repair of all civil portions of utility facilities. Must be thoroughly qualified by training, knowledge, and experience as to the proper methods and procedures required to perform tasks, typically routine in nature, classified as carpentry, masonry, concrete work, and earthwork, in a safe and efficient manner. May be required to direct and coordinate activities of Laborers, Construction Workers, Apprentice Construction
      Repairmen, Construction Repairmen, Construction Inspectors, Truck Drivers,
      Transport Drivers, and Equipment Operators, although crew size will not be limited in number or by classification. Must have a comprehensive working knowledge of mathematics, basic surveying techniques, construction materials, methods, and equipment, and the use of hand and power tools.
      Must be able to interpret drawings, prints, sketches, specifications, and other written documentation. Must have effective oral and written communication skills. Will be required to prepare proper notes, records, and other documentation as required for all daily job activities. Must be a Journeyman Construction Repairman with not less than one (1) year's experience as such or equivalent.

6031      *FOREMAN, CONTROL, WORKING
          --------------------------

          An employee engaged in the installation, maintenance, repair and adjustment of substation equipment including transformers, regulators, circuit breakers, switches, relaying, power line carrier, substation metering, telemetering and other work as required. Must be capable of directing men and planning work. Must be qualified to perform switching.
      Must have at least two (2) years' experience as a Substation Technician.
      Must be proficient in using a personal computer.

6825      *FOREMAN, CUSTOMER SERVICE REPRESENTATIVE, WORKING
          --------------------------------------------------

          An employee who is directly in charge of and directs a crew of Customer Services Representatives in the day-to-day operations of the Phone Center, Customer Lobby, Customer Billing, Customer Systems Controls,
      Credit and Collections, Service Center and/or District Office operations.
      Will also be in charge of and direct the work of meter reader/collectors.
      Will be responsible for scheduling, logging attendance, maintaining daily work schedules, time sheets and monitoring Customer Services
      Representatives and Meter Readers/Collectors to assure quality in their transactions with customers. Also prepare their performance appraisals and be thoroughly familiar with the work procedures and methods for the area of work assigned and skilled in all areas of the Customer Service
      Representative position. They may be required to assist representatives in on-the-job training and answer questions as they arise. They will also handle those customers who wish to have their questions or complaints answered on a higher level. Required to make independent decisions as necessary to satisfy customer needs. Also required to perform tasks as delegated by their Supervisor. Must have successfully performed as a Customer Service Representative for at least three (3) years.

6820      *FOREMAN, DISTRIBUTION, WORKING
          -------------------------------

          An employee who, under general supervision, is directly in charge of and responsible for the operation of the internal and external mail distribution services and other duties as assigned. Must possess a thorough knowledge of the corporate mail processing system, equipment policies and procedures, and have the ability to meet corporate distribution deadlines, U.S. Postal regulations, requester delivery schedules and perform daily recordkeeping duties. Must have completed a minimum of two (2) years as a Mail Inserter Operator or equivalent.
      He/she shall relieve in subordinate capacities when required and direct and plan the work of others assisting him/her, including the training of personnel. Must be able to communicate effectively and be capable of heavy lifting.

6277      *FOREMAN, GAS PRESSURE SYSTEM, WORKING
          --------------------------------------


          An employee who is engaged in the operation and maintenance of Gas
      System Pressure facilities and equipment who possesses the necessary knowledge and skill through experience and training to work with and direct the activities of Gas System Pressure employees.

          Must be familiar with equipment, instruments, and procedures used in pressure regulation, custody transfer measurement, forecasting daily gas system requirements, gas analysis, gas odorization, and the gas leak survey program. Must be capable of directing personnel and planning work.
      Must have two (2) years' experience as Gas Pressure Operator or equivalent. Must be familiar with federal and state regulations and recordkeeping requirements as related to the safe and reliable distribution of gas within the system. Will be required to assist in training personnel in all phases of Gas System Pressure activities. Must be capable of testing and calibrating various instruments used in Gas
      System Pressure operation. Will be subject to on-call assignments as required and may be required to carry a pager or other type of remote notification system.

6275      *FOREMAN, GAS AND WATER, METER SHOP, WORKING
          --------------------------------------------

          An employee working with and directing the activity of Gas and Water
      Meter Shop employees. May be required to field test gas meters, water meters and devices. Must be capable of directing men and planning work.
      Must have a total of two (2) years as Gas Meterman or equivalent knowledge.

6025      *FOREMAN, GAS AND WATER, WELDING, WORKING
          -----------------------------------------

          To be filled on a upgrade basis, only, when an employee who is incumbent in the classification of Foreman, Electric, Gas & Water, Construction, Working, is required to do qualified gas and electric welding on gas and water lines and their accessories.

 .         *FOREMAN, GENERAL, WORKING (UPGRADE ONLY)
          -----------------------------------------
          An employee assigned on an upgrade basis only at the Company's discretion, to assume a leadership role under any combination of the following circumstances:

      .     on special projects when required to direct crew operations and coordinate all aspects of construction, maintenance and repair of company facilities. Will aid in the design of facilities and also participate in the planning stages of such projects,
      .     replace a supervisor who will be absent from their duties for an extended time period,
      .     when directing the work of other foremen and their crews (foreman over foreman),
      .     other circumstances as deemed appropriate by management.
      An employee assigned to this upgrade must have been a journeyman in their occupation for a minimum of six (6) years or a foreman or equivalent for at least two years. Will be required to communicate effectively and contribute to a positive team environment to provide quality service to both external and internal customers.

 .  See Wage Table for appropriate job class upgrade number.

6283      *FOREMAN, HEAVY, EQUIPMENT, WORKING
          -----------------------------------

          An employee who possesses the necessary knowledge and skill through experience and training to work with and direct the activities of equipment operators, heavy equipment operators, heavy truck drivers and transport drivers engaged in heavy construction, maintenance or replacement of facilities. Must have demonstrated satisfactory performance as a Senior Equipment Operator for at least one (1) year or have equivalent experience. May be required to assist in training. Must be familiar with all Company and governmental agency policies, procedures and requirements relative to operating, maintaining, licensing and/or permitting of heavy equipment. Must be able to interpret plans, sketches, specifications and written instructions. Will be required to keep time for himself, as well as for those under his supervision. Will be required to keep proper notes and records associated with daily activities, equipment maintenance schedules, safety inspections, and operator training schedules. Must be able to write with clarity in a neat and legible fashion.


6396      *FOREMAN, HYDRO/PEAKING, WORKING
          --------------------------------

          An employee who, under general supervision, is in charge of and responsible for the operation of hydro, diesel, and combustion turbine plants and maintenance of the hydro plants and related waterways. Must have at least two (2) years experience as a Hydro/Peaking Operator and possess the knowledge and skill through experience and training to direct and assist the Hydro/Peaking Operators and Assistant Hydro/Peaking
      Operators. He shall determine the lumber and hardware needed for rebuilding flumes or penstock. He shall inventory the materials stored at the Verdi yard. He shall be responsible for making proper record of plant operations, maintenance, tests and unusual incidents. He shall be thoroughly familiar with Company dispatching and, clearance rules, electrical and mechanical tagging and safety rules, and be qualified to render first aid. During extended periods of shutdown may be assigned to work in other Power Production Departments in jobs for which he is qualified, subject to the provisions of Section 4.3 of the Agreement. In such case, he shall work the hours of day employees and such hours shall become his regular working hours in applying the provisions of Title 6 and 10 of the Agreement. He may also be required in such case to report to the appropriate Company Operations Center for work on regular working days.

6041      *FOREMAN, LAB, WORKING
          ----------------------

          An employee who, under general supervision, is directly in charge of and supervises all aspects of power station water treatment and the operation of water and fuel laboratories. Must be capable of analyzing data from analyses and recommending proper courses of action. Will train operators and technicians in chemical analyses and operation of water treatment equipment as required. He must have not less than two (2) years of prior experience as a laboratory technician or chemist and completed formal courses in general chemistry, qualitative analysis, quantitative analysis, organic chemistry or Company-approved equivalents.

6051      *FOREMAN, LINE, WORKING
          -----------------------

          An employee engaged in performing all classes of overhead and underground transmission and distribution line work and construction, erection and maintenance of substations,** having full charge of and directing entire crew. Must be a Journeyman Lineman with not less than two (2) years of experience as such.*** Must be qualified to perform switching. Is required to drive line truck and operate the fixed and attached equipment. Will keep time cards and material records.

**        See Letter of Understanding dated July 13, 1967, as amended by
      Supplementary Agreement dated May 10, 1973.
***       See Supplementary Agreement dated May 10, 1973, concerning qualification of Underground Electricians for advancement within the
      Electric Overhead Line of Progression.

6375      *FOREMAN, MACHINIST, WORKING
          ----------------------------

          An employee engaged in performing all classes of Machinist's work, having full charge of and directing an entire crew. Must be a Journeyman
      Machinist and/or Fabricator/Welder with not less than two (2) years' experience as such or its equivalent. Is responsible for scheduling of the shop work, has a working knowledge of the computer controlled work order and procurement system, inspects completed work to maintain quality and reviews jobs as they come in to make sure material and/or equipment is available so the work is performed efficiently.

6061      *FOREMAN, MAINTENANCE, WORKING
          ------------------------------

          An employee who, under general supervision, is engaged in performing all classes of maintenance work, having full charge of and directing entire crew. Must be a Plant Mechanic and/or Journeyman
      Mechanic/Machinist and/or Mechanic/Welder, with not less than two (2) years' experience as such or its equivalent.

6071      *FOREMAN, MECHANIC, DIESEL/TURBINE, WORKING
          -------------------------------------------


          An employee who, under general supervision, is engaged in performing all types of diesel and turbine maintenance having full charge of and directing entire crew. Must be a Journeyman Diesel Mechanic or Maintenance Electrician with at least two (2) years' experience as such or its equivalent.

6285      *FOREMAN, MECHANIC, MAINTENANCE & CONTROL, WP
          ---------------------------------------------

          An employee who has the knowledge and skill through experience and training to work with and direct the activities of a crew engaged in construction and maintenance of facilities connected with or related to the Water Production Department. Must be a Journeyman Mechanic,
      Maintenance & Control, WP, to be considered for promotion to this classification. Must be skilled in the crafts in which he works and have sufficient knowledge of all tools and equipment used under his direction and guidance. Must have sufficient knowledge of the function of water system equipment, how it operates mechanically, hydraulically and electronically. Must be able to interpret plans, sketches, specifications and written instructions. Will be required to interpret and work from various service and repair manuals. Must be thoroughly familiar with work procedures and methods for the assigned area of responsibility. Will be required to keep and maintain accurate and legible records of the operation and maintenance of water system related mechanical equipment.
      Shall be thoroughly familiar with Company's dispatching, clearance, rigging, and hazardous materials handling regulations.

6813      *FOREMAN, METER READER, WORKING-RENO
          ------------------------------------

          An employee who is in charge of and directs the work of meter reader/collectors in day-to-day operations. Is required to effectively contribute to positive working relationships and job performance of the employees under his direction and provide and encourage quality customer service. Is required to communicate effectively with employees and customers both orally and in writing. Is responsible for scheduling, logging attendance, maintaining daily work schedules, monitoring work quality, evaluating performance, and performing other duties as assigned.
      Must be thoroughly familiar with all work procedures, related equipment operation and is required to assist other department personnel as required. Will provide training to new employees and be responsible for temporary employees assigned to gas/water demand studies. Will be required to make independent decisions as necessary to satisfy customer needs and ensure employee safety. Is required to perform tasks as delegated by management.

6290      *FOREMAN, SCRUBBER, SHIFT, WORKING
          ----------------------------------

          An employee who, under general supervision, is in charge of and operates the scrubber and other related equipment. He shall direct and train subordinates and may be required to make temporary repairs of equipment in an emergency. Must be thoroughly familiar with the Company's plant tagging and safety rules and be qualified to issue clearances and perform switching within the scrubber. May be required to perform other related duties as required and be qualified to render first aid.

6297      *FOREMAN, SHIFT, WATER TREATMENT, WORKING
          -----------------------------------------

          An employee who is in charge of and responsible for the operation and maintenance of all water treatment plants and related water system facilities Is required to effectively contribute to positive working relationships and job performance of the employees under his direction and to provide and encourage quality customer service. Must possess the knowledge and skill through experience and training to direct, perform and assist in the activities and duties of , Water Plant Operators, apprentices and other classifications as assigned. Must be capable of analyzing water system problems and be responsible for contracting and directing other Water Production personnel to resolve these problems in the most timely and economical fashion. Shall be responsible for scheduling and directing work and training activities while on shift.
      Must be capable of properly coordinating the flow of water through all treatmentplants, regulators and pumping plants to satisfy pressure and storage of water. He shall be responsible for recordkeeping such as, but not limited to timesheets, plant operation, maintenance, tests and unusual incidents during his shift. Shall be responsible for implementing company policies, including fitness for duty.


      In addition to the duties of foreman, is required to relieve in all subordinate capacities when requires. Must possess sufficient knowledge of all tools and equipment which may be used. Must be able to interpret plans, drawings and specifications and comply with all federal, state and local governmental regulations. He shall be thoroughly familiar with Company's dispatching and clearance rules, electrical and mechanical tagging and safety rules. Must possess AWWA (American Water Works
      Association) Water Treatment and Distribution Operators certification
      Grade III or equivalent. At its discretion, the Company may grant a reasonable period of time to obtain a Grade III if equivalent experience and educational background has been established. Must maintain a valid driver's license.

6091      *FOREMAN, SHIFT, WORKING
          ------------------------

          An employee who, under general supervision, is directly in charge of and responsible for the operation of the plant during his shift. He shall direct, perform, or assist in the performance of all duties related to the light-off and securing of boilers, the start and securing of turbines, generators, and auxiliaries, perform and direct switching, handle communications, tend equipment, keep records, make temporary repairs of equipment in emergency, and other related work as required. He shall relieve in subordinate capacities when required and direct the work of others assisting him, including the training of plant personnel. He shall be thoroughly familiar with Company's dispatching and clearance rules, electrical and mechanical tagging and safety rules, and be qualified to render first aid.

6035      *FOREMAN, SHOP OPERATIONS, WORKING
          ----------------------------------

          An employee who, under general supervision, is directly in charge of and responsible for the operation of the Parts Room and assists in shop coordination. He/she shall relieve in subordinate capacities when required and direct the work of others assisting him/her. Must possess the knowledge and skill, through training and experience obtained by having spent a minimum of two (2) years as a fleet repair/licensing coordinator and/or parts clerk, or similar experience, to: operate and maintain the fleet services computer system (TMIS), handle all aspects of shop repair orders; invoicing system; and coordination duties as assigned.
      Must possess a comprehensive knowledge of overall shop and garage operations including automotive maintenance terminology, practices and parts. Must possess good communication skills, both oral and written.
      Will be required to train personnel when required and to perform other duties as assigned.

6082      *FOREMAN, TECHNICIAN, METER, WORKING
          ------------------------------------

          An employee engaged in installing, servicing, testing, repairing meters, electrical equipment and devices and having charge of crew assigned to him/her and in general engaged in work associated with metering. Must be capable of directing the work of others and planning work. Must have a minimum of two (2) years' experience as Technician, Meter II or equivalent.

6101      *FOREMAN, TECHNICAL, WORKING
          ----------------------------

          An employee who, under general supervision, is engaged in performing all types of electrical and instrumentation work, having full charge and directing an entire crew. Must be an Instrument Technician or a Plant
      Electrical Technician with no less than two (2) years' experience in a power plant as a Journeyman or its equivalent.

6053      *FOREMAN, TRANSMISSION LINE, WORKING (TRAVELING)
          ------------------------------------------------

          An employee engaged in performing all classes of overhead and underground transmission line work on energized circuits of 110KV or greater. Also performs construction, erection and maintenance of transmission lines and associated structures having full charge of and directing entire crew. Must be qualified to perform switching. Must have served as a Transmission Lineman for at least two (2) years. Is required to drive line truck and operate the fixed and attached equipment. Will keep time cards and material records. May be required to spend a significant amount of time on out-of-town projects.

6054      *FOREMAN, UNDERGROUND ELECTRIC, WORKING
          ---------------------------------------


          An employee engaged in performing all classes of underground distribution line work, having full charge of and directing entire crew.
      Must be a Journeyman Electrician Underground with not less than two (2) years' experience as such. Is required to drive truck and operate the fixed and attached equipment. Will keep time cards and material records.

6020      *FOREMAN, UTILITY FLEET, WORKING
          --------------------------------

          An employee who works with, coordinates and provides general direction to support the maintenance teams, individual team members, shop processes and related activities to achieve fleet maintenance goals of optimizing fleet client satisfaction, financial quality, and employee satisfaction.
      Must communicate effectively with team members, all levels of fleet clients, company personnel, external customers and support personnel.
      Must be familiar with, and ensure that utility fleet maintenance practices and standards, automated work order system operation, all applicable regulatory requirements (DOT, OSHA, EPA and local), and associated work rules and regulations are complied within the daily maintenance activities. Must be a Journeyman Utility Fleet Mechanic with three (3) years experience as such and must be qualified to perform those duties expected of a Journeyman. Must possess and maintain a Nevada Emission
      Inspector's License and a valid Commercial Driver's License (CDL) and all applicable endorsements.

6450      *FOREMAN, UTILITY MATERIALS, WORKING
          ------------------------------------

          An employee who is qualified to perform, without direct supervision, and engaged in performing subordinate to the Supervisor in charge, both
      Supervisory and routine duties in the Reno area Stores Department facilities relating to the ordering, receiving, shipping, handling, storing, disbursing and salvaging of materials and supplies and the taking of physical inventories. Must have at least two (2) years' experience as a Utility Materials Specialist and/or Storekeeper, including a minimum of two (2) years of Stores Department experience involving such processing of materials and supplies other than those normally stocked within the districts. The employee shall be familiar with Company's Stores and Accounting procedures and other applicable rules. May be required to perform all related clerical duties.

6280      *FOREMAN, WORKING, HEAVY (ELECTRIC, GAS AND WATER)
          --------------------------------------------------

          An employee who possesses the necessary knowledge and skill through experience and training to work with and direct the activities of a crew engaged in heavy construction, maintenance or replacement of facilities.
      Must have demonstrated satisfactory performance as a light Foreman for at least one (1) year or have equivalent experience before consideration will be given for promotion to this classification. Crew size will not be limited in number or skilled classifications under direction by this classification. Must be skilled in the crafts in which he works and possess sufficient knowledge of all tools and equipment which he may have occasion to use or to be used under his direction and guidance. He must be able to interpret plans, sketches, specifications, and written instructions. Must be thoroughly familiar with the work procedures and methods for the area of responsibility assigned. Must possess sufficient familiarity with symbols and dimensions as related to plans. Will be required to keep time for himself, as well as the crew under his supervision and prepare proper notes and records, as well as other clerical work associated with his job and crew. Must be capable of writing with clarity in a neat and legible fashion.

6284      *FOREMAN, WORKING, HEAVY (BUILDING AND GROUNDS)
          -----------------------------------------------

          An employee who possesses the necessary knowledge and skill through experience and training to work with and direct the activities of a crew engaged in heavy construction, maintenance or replacement of facilities.
      Must have demonstrated satisfactory performance as a light Foreman for at least one (1) year or have equivalent experience before consideration will be given for promotion to this classification. Crew size will not be limited in number or skilled classifications under direction by this classification. Must be skilled in the crafts in which he works and possess sufficient knowledge of all tools and equipment which he may have occasion to use or to be used under his direction and guidance. He must be able to interpret plans, sketches, specifications, and written instructions. Must be thoroughly familiar with the work procedures and methods for the area of responsibility assigned. Must possess sufficient familiarity with symbols and dimensions as related to plans. Will be required to keep time for himself, as well as the crew under his supervision and prepare proper notes and records, as well as other clerical work associated with his job and crew. Must be capable of writing with clarity in a neat and legible fashion.

6395      *FOREMAN , WORKING, LIGHT (ELECTRIC, GAS AND WATER)
          ---------------------------------------------------

          An employee who possesses the necessary knowledge and skill through experience and training to work with and direct the activities of semi-skilled personnel engaged in light construction, maintenance or replacement of facilities. Must be skilled in the crafts in which he works and possess sufficient knowledge of all tools and equipment which he may have occasion to use or to be used under his direction and guidance.
      He must be able to interpret plans, sketches, specifications and written instruction. Must be thoroughly familiar with the work procedures and methods for the area of responsibility assigned. Must possess sufficient familiarity with symbols and dimensions as related to plans. Will be required to keep time for himself, as well as the crew under his supervision and prepare proper notes and records, as well as other clerical work associated with his job and crew. Must be capable of writing with clarity in a neat and legible fashion.

6398      *FOREMAN, WORKING, LIGHT (BUILDINGS AND GROUNDS)
          ------------------------------------------------

          An employee who possesses the necessary knowledge and skill through experience and training to work with and direct the activities of semi-skilled personnel engaged in light construction, maintenance or replacement of facilities. Must be skilled in the crafts in which he works and possess sufficient knowledge of all tools and equipment which he may have occasion to use or to be used under his direction and guidance.
      He must be able to interpret plans, sketches, specifications and written instruction. Must be thoroughly familiar with the work procedures and methods for the area of responsibility assigned. Must possess sufficient familiarity with symbols and dimensions as related to plans. Will be required to keep time for himself, as well as the crew under his supervision and prepare proper notes and records, as well as other clerical work associated with his job and crew. Must be capable of writing with clarity in a neat and legible fashion.

6397      *FOREMAN, YARD, WORKING
          -----------------------

          An employee who, under general supervision is directly in charge of and directs an entire crew in the operation, service, and maintenance of, but not limited to coal, ash, lime, and other bulk material handling equipment.

8956      *GARAGEMAN
          ----------

          An employee who acts as a helper for a Mechanic or, under indirect supervision, does all types of automotive service work relating to a utility equipment fleet. This includes all phases of preventative maintenance (PM) work such as visual inspections, operational checks, oil and filter changes, equipment lubrication, fluid level checking and filling coolant system checks and servicing, battery servicing, and related incidental minor maintenance and repairs (such as fan belt replacements and adjustments, spark plug, shock absorber, and radiator hose replacements). Additional service work may include dispensing fuel and oil, tire repairs, cleaning, washing, and other janitorial work. May pick up and deliver fleet equipment, parts, and accessories as required.
      Shall be required to perform minimal clerical tasks such as completing PM check sheets, repair orders, parts requests and other related documents.

8709      *GROUNDS MAINTENANCEMAN
          -----------------------

          An employee who is qualified to perform, without direct supervision, all work associated with grounds and building maintenance, to all Company property as required, including but not limited to, painting, glazing, carpentry, fence repair, sprinkler systems, pruning and planting trees and shrubs, mowing lawns, fertilizing, etc. Must acquire a current certification as pesticide applicator within six (6) months of the job award, and will be required to operate equipment and/or Company vehicles. May be required to provide general direction to any classifications assigned to him in performing work as defined.

9239      *HELPER
          -------

          Must have sufficient knowledge and adaptability to understand and carry on duties as assigned; must be semi-skilled laborer, or equivalent with past experience as such, capable of handling ordinary tools safely in accordance with Company safety rules. Assist skilled workman or apprentice or work under their direction at various classes of work which may be assigned in any location.

9240      *HELPER (BUILDING & GROUNDS)
          ----------------------------

          Must have sufficient knowledge and adaptability to understand and carry on duties as assigned; must be semi-skilled laborer, or equivalent with past experience as such, capable of handling ordinary tools safely in accordance with Company safety rules. Assist skilled workman or apprentice or work under their direction at various classes of work which may be assigned in any location.

7405      *INSPECTOR
          ----------

          An employee who possesses knowledge and skill as obtained by experience and training to direct the efforts of contractors doing work for the Company in the installation of Gas and Water facilities. Must possess in-depth knowledge of material and construction standards, procedures and specifications and have the capability of interpreting plans and sketches depicting the required work associated with gas and water installations. Will be required to keep records as necessary to complete as-built drawings, including materials installed, as well as the dimensions of the installation. Will be required to complete main and service cards in a neat and legible fashion as related to the facilities he inspects. Must be able to use pipe locator, Holiday detector, Gas
      Explosive Meter, pressure recorders and other instruments and equipment common to gas and water installations.

7410      *INSPECTOR, CONSTRUCTION
          ------------------------

          An employee who has sufficient knowledge of Construction to inspect contractors' and/or Company work. Will be required to perform such duties as coordinating work between contractors and Company crews, scheduling and coordinating delivery of materials, preparing and maintaining construction records and verifying that work is done in accordance with plans and specifications. Must be familiar with all phases of substation construction including site work, excavation, carpentry, concrete work, steel work, fencing, buildings, grounding, installation of both metallic and non-metallic conduit, and their underground facilities. Must be able to read and understand drawings and specifications, have knowledge of surveying, and be able to work with all other departments. May be assigned to work as a member of a construction crew. Requires two (2) years' experience as a Repairman or equivalent.

7210      *INSPECTOR, ELECTRIC
          --------------------

          An employee who has sufficient knowledge of the specifications and installation of electric overhead and underground lines to check contractors and/or Company work. Will be required to perform such duties as scheduling and coordinating work between subdividers and Company crews, providing information on locations of underground facilities, conducting periodic checks of underground and overhead installations and doing necessary work to maintain such installations. Must be qualified to perform switching. Will be required to perform other related duties as required including the maintenance of records pertaining to plant construction and operations. Must be qualified to work with the public.
      May be assigned to work as a member of a line crew or an underground crew.
      Requires a minimum of one (1) year of experience as a Lineman and/or
      Underground Electrician.

7130      *INSPECTOR, SUBSTATION, ELECTRIC
          --------------------------------

          An employee who has sufficient knowledge of the specifications, installation and operation of electric substations to check contractors and/or Company work. Will be required to perform various duties necessary to properly coordinate and inspect substation electric equipment installations. Must be qualified to perform switching. Will be required to perform other related duties including the preparation and maintenance of records pertaining to substation operation and maintenance. May be assigned work as a member of a substation construction or maintenance crew. Requires a minimum of two
      (2) years' of experience as an Electrician (control).

8395      *INSTRUMENTMAN
          --------------

          An employee engaged in survey work, in the field or office as required, such as operating with skill and efficiency, all survey instruments normally utilized by the Company, preparing survey calculations, assisting Engineers and Estimators in preparing estimates, making job layouts and surveying. Training and/or experience in mapping, drafting and mathematics will be required. Must have worked as a Rod &
      Chainman or its equivalent. May be required to pass an oral or written examination or performance test covering these qualifications.

9378      *LABORER
          --------
          An employee who performs manual work such as digging ditches, digging holes and clearing rights-of-way and other repetitive unskilled work as required.

9379      *LABORER (Clerical/Building & Grounds)
          --------------------------------------
          An employee who performs manual work such as digging ditches, digging holes and clearing rights-of-way and other repetitive unskilled work as required.

9450      *LABORER, TEMPORARY
          -------------------

          (Note: A "Laborer, Temporary" is a student hired during vacations and others hired for a limited period of time for seasonal or emergency work.
      Employees under this classification shall only be hired as needed to supplement the regular work force and shall normally be assigned only such work as falls within the Laborer definition.)

7330      *LINEMAN, ELECTRIC
          ------------------

          An employee who is a Journeyman and who performs all classes of overhead and underground transmission and distribution line work and the construction, erection and maintenance of substations** when assigned to a crew under the direction of a Working Foreman or Supervisor of higher grade, and who is qualified by training and knowledge of underground circuits, substations, and apparatus to test, maintain, and install duct line, cable, conduits, risers, Company-owned customer outdoor lighting equipment, circuit breakers, transformers, and associated equipment, substation equipment and circuits.** Must be qualified to perform switching.

          Will make connections to underground circuits and substation feeder installations as well as making underground connections on customer services.

          His background of apprenticeship training and experience must be such as to qualify him to perform these duties with skill and efficiency. He may be assigned to work with and under general direction of a Troubleman and when so assigned, the type of work he performs and the method of supervision shall be governed by the rules with respect to the Troubleman classification. A Lineman may be assigned temporarily to work apart from a crew either alone or as a member of a two-man unit without supervision, doing work which shall include:

          1.    Framing poles.
          2.    Preassembling material.
          3.    Patrolling and inspecting pole and tower lines.
          4.    Testing and inspecting poles.
          5.    Repairing risers and ground mouldings.
          6.    Pulling slack in anchor guys.
          7.    Replacing guy guards.


                8. Splicing and terminating non-leaded and leaded underground cables.

          A Lineman may be assigned temporarily to work apart from a crew as a member of a two-man unit, without supervision, when the second man in such unit is a one-year Apprentice Lineman or higher, doing work which shall include:

**        See Letter of Understanding dated July 13, 1967, as amended by
      Supplementary Agreement dated May 10, 1973.

          1.    Taking primary distribution voltage readings.
          2. Installing Company-owned customer outdoor lighting service equipment and street fixtures, including making connections on circuits with voltage below 750 volts.
          3. Installing all types of customer's services, complete with setting self-contained meters.

          Using special design lift equipment, or an aerial bucket, a Lineman may work apart from a crew as a two-man unit, without supervision, when the second man in such unit is a one-year Apprentice Lineman or higher, doing work which shall include:

          1.    Setting and replacing service poles.
          2. Setting street light poles and outdoor lighting service poles not to exceed 40 feet in length.
          3. Washing insulators on lines energized up to 60 KV.

          When it is necessary to climb through live circuits of 750 volts or more, the other employee in the two-man unit shall be a Journeyman
      Lineman. Is required to drive the line truck and operate the fixed and attached equipment. May be required to keep time cards and materials records.

7332      *LINEMAN, TRANSMISSION (TRAVELING)
          ----------------------------------

          An employee with at least two (2) years' experience as a Lineman who is qualified by training and on-the-job experience to perform work on energized circuits of 110KV or greater. Must be qualified to perform switching. His background and training must qualify him to perform all duties associated with Lineman work at normal distribution voltages as well as work on 110KV, 230KV, 345KV, or higher transmission line voltages.
      May be required to spend a significant amount of time on out-of-town projects.

7580      *MACHINIST/TOOL REPAIR
          ----------------------

          An employee who is qualified to perform precision work with a lathe and milling machine, who is capable of skillfully and efficiently installing, repairing and maintaining all types of mechanical equipment and tools. The machinist performs the machining, gauging and production of parts; also repairs tools, valves, pumps and compressors; and also does the major maintenance and overhaul of the CNG facility. Must have a working knowledge of hydraulics. Must be capable of reading and interpreting sketches and drawings, making setups, and have a good working knowledge of shop math and properties of materials. Must be qualified to do all types of welding and brazing using the forge, acetylene and electric methods.

8690      *MAINTENANCEMAN, STREET LIGHT
          -----------------------------

          An employee whose main duties will be, but not limited to, maintaining street lights and luminaries, installation and removal of company outdoor lighting equipment and other miscellaneous work on street lights and street light circuits. Other duties may require the employee to assist a Troubleman in the performance of their duties, as long as he has been certified through training and experience. This employee can be utilized as a qualified observer while hot primary work is in progress and may be requested to relay switching information as per the qualified person directing the work.
      These employees must have completed an I.B.E.W. Apprentice Lineman program at or above the 24-month level.

7350      *MECHANIC, DIESEL/TURBINE
          -------------------------

          An employee who is qualified and regularly engaged in performing all types of diesel and turbine maintenance, including maintenance of engines, turbo chargers, oil systems, cooling systems, etc. He shall do mechanical and electrical repairs, tune-ups and adjustments and incidental welding or brazing in connection with the above.

7360      *MECHANIC, MACHINIST
          --------------------

          An employee who has completed a minimum of two (2) years as a Maintenance Mechanic and is qualified to perform precision work with all machine shop equipment, read and work from drawings and sketches, read precision instruments and gauges, make own set-ups and has knowledge of shop math, properties of materials, and Company's electrical and mechanic tagging and safety rules.

          Job duties include all types of precision work on machine shop equipment, mechanical repairs to boilers, turbines, auxiliaries and other rotating equipment aligning motors and mechanical equipment, truing and balancing, rotating equipment, incidental welding, brazing and soldering, rigging, operation of the station crane and work of lower classifications as required.



7585      *MECHANIC, MAINTENANCE & CONTROL, CERTIFIED, WP
           ----------------------------------------------

          An employee who has completed a Maintenance and Control Mechanic apprenticeship or equivalent and is qualified to install, maintain, test and repair various types of mechanical equipment within the Water
      Production Department, including, but not limited to, production wells, booster pump stations, pressure regulator stations as well as the water treatment facilities. Must have an understanding of the electrical systems related to the mechanical equipment. Must have a thorough understanding of hydraulic controls, and their principles, and will be required to install, test, and service these controls in order to obtain an efficient operation. Must have a working knowledge of the SCADA system and will be required to access data relative to the operation of the various pumping systems and pressure zones. Will also input setpoints related to the hydraulic controls and their automatic functions and my at times be asked to aid the plant operators in the operation of these systems/zones. Must be able to work from various service and repair manuals and be capable of solving technical problems where resources may be limited. Will be required to perform other related task such as incidental welding and rigging and will keep accurate and legible records of the operation and maintenance of the equipment for which the employee is responsible. Must be thoroughly familiar with the company tagging procedure and safety rules. Must have and maintain a current AWWA Grade 2 distribution certificate.

7590      *MECHANIC MAINTENANCE & CONTROL, WP
          -----------------------------------

          An employee who has completed a Maintenance and Control Mechanic apprenticeship or equivalent and is qualified to install, maintain, test and repair various types of mechanical equipment within the Water
      Production Department, including, but not limited to, production wells, booster pump stations, pressure regulator stations as well as the water treatment facilities. Must have an understanding of the electrical systems related to the mechanical equipment. Must have a thorough understanding of hydraulic controls, and their principles, and will be required to install, test, and service these controls in order to obtain an efficient operation. Must have a working knowledge of the SCADA system and will be required to access data relative to the operation of the various pumping systems and pressure zones. Will also input setpoints related to the hydraulic controls and their automatic functions and my at times be asked to aid the plant operator sin the operations of these systems/zones. Must be able to working from various service and repair manuals and be capable of solving technical problems where resources may be limited. Will be required to perform other related tasks such as incidental welding and rigging and will keep accurate and legible records of the operation and maintenance of the equipment for which the employee is responsible. Must be thoroughly familiar with the company tagging procedure and safety rules.

7496      *MECHANIC, PLANT
          ----------------

          An employee who has completed his apprenticeship, or equivalent, and is in the process of acquiring the experience and skills required for advancement to Mechanic/Machinist or Mechanic Welder. Job duties include the performance of general machine shop practices such as making parts for mechanical equipment, turning shafts, turning down commutators, rebabbitting bearings, fitting gears, etc., truing, aligning and balancing rotating equipment, incidental welding and brazing, soldering and metalizing, making mechanical repairs to boilers, turbines, generators, and all related auxiliaries. As a part of his training to qualify for advancement, may work as an assistant to and under the supervision of a Mechanic/Machinist and/or Mechanic Welder and/or Maintenance Working
      Foreman. The Plant Mechanic will be reclassified to Mechanic Welder when the following three (3) conditions are satisfied:

          1. Has completed the SPPCO 30-month Apprentice Plant Mechanic program or has worked as a Plant Mechanic at SPPCO for one (1) year. NOTE:
             The one (1) year Plant Mechanic requirement may be waived by the Plant Manager.
          2. Has passed the certified Welders test as outlined in Plant
             Mechanic/Welder classification.
          3, The employee has passed the ICS portion of the Apprentice Plant
             Mechanic training program.

7385      *MECHANIC, SPECIALIST, MAINTENANCE & CONTROL, WP
          ------------------------------------------------

          An employee who has completed a Mechanic, Maintenance & Control apprenticeship or equivalent, has received hazardous materials handling training or equivalent and is qualified to install, maintain, test and repair various types of mechanical equipment, chemical handling equipment, and piping systems used in water production, treatment, and distribution facilities, including, but not limited to, production wells, booster pump stations, pressure regulator stations, water treatment plants, and associated facilities. Must have an understanding of the electrical systems related to the mechanical systems controlling and driving mechanical equipment. Must have a thorough understanding of hydraulic controls and will be required to install, test and service these controls in order to obtain an efficient operation. Must have a working knowledge of the SCADA system and will be required to access data relative to the operation of the various pumping systems and pressure zones. Will also enter data relative to hydraulic setpoints and controls. May be asked to aid the plant operators in operations of pumping and/or regulator station operation. Will be called on to assist customers in resolving pressure or flow problems. Will be required to inspect contractor installed work in any water production facility. Must be able to work from various service and repair manuals and be capable of solving technical problems where resources may be limited. Will be required to perform other related tasks such as welding and rigging and will keep accurate and legible records of operation and maintenance of the equipment for which the employee is responsible. Must be certified to perform maintenance welding on water production related facilities. Must be thoroughly familiar with company lock-out/tag-out procedures, safety rules, hazardous materials handling procedures. Must maintain current AWWA Grade II water distribution certificate.

7600      *MECHANIC, UTILITY FLEET
          ------------------------

          An employee who has completed an accredited Apprentice Mechanic program, or who has worked for two (2) or more consecutive years as an automotive/heavy equipment Journeyman Mechanic, and is capable of performing all maintenance, service, and directly related functions involved with the hands-on maintenance of a large modern utility-type fleet of vehicles and equipment. The person shall possess and maintain a Commercial Drivers License (CDL) with air brake and combination vehicle endorsements and a DOT physical card. At one (1) year, the employee shall possess and maintain all CDL endorsements and Nevada
      Emissions Inspector Certificate(s) as applicable in the employee's responsibility area. The employee shall, during the first year, become familiar with and following, under indirect supervision, department, Company, automotive and utility industry job standards and practices as directed. May be required to assist in related safety and training functions.

9889      *MESSENGER, OUTSIDE
          -------------------

          An employee who performs various errands between different divisions of the Company in the Reno-Sparks area, such as delivering messages, written material, supplies and equipment. Shall also be required to pick up and deliver mail to the Post Office. Will be required to do heavy lifting.

7370      *METERMAN
          ---------

          An employee who has served successfully his apprenticeship or equivalent for a Meterman. Must have the necessary knowledge to install, test, and repair all electrical instruments, meters and metering equipment and sufficient working knowledge of electricity to be able by the use of instruments, to determine power, volt amperes, power factor and reactive component in an electric circuit.

7605      *METERMAN, GAS AND WATER
          ------------------------

          An employee who performs all classes of shop work on gas and water meters and regulators, including testing, repairing and adjusting. Must be familiar with gas and water fittings and system pressures.

9165      *METER READER-COLLECTOR, TRAINEE
          --------------------------------

          An employee not required to have prior Meter Reader/Collector experience and who, after passing a meter reading aptitude test and physical ability test, will receive formal training in order to perform the duties of Meter Reader/Collector. The meter reading physical ability test shall consist of an eleven (11) mile walk over level ground within a four (4) hour time limit. Upon satisfactory completion of formal Meter
      Reader/Collector training, and while receiving on-the-job training, may be assigned to any of the duties performed by the Meter Reader/Collector.
      May be required to work alone in such duties as obtaining actual meter readings for any meter as assigned, verifying accuracy of meter numbers, meter locations, meter instructions, and any other duty associated with the Meter Reader/Collector. Those employees required to read gas meters, must, on a regular basis do visual checks of the meters and report to supervision any conditions for which they are trained. Must be qualified to meet and talk to customers and be able to provide customers with quality customer service and be courteous and effective when responding to customer requests and inquiries as well as have other qualifications generally accepted as being desirable to work with the public. Will automatically be reclassified to the title and beginning rate of Meter
      Reader/Collector after six (6) months of satisfactory job performance in the trainee classification.

9162      *METER READER-COLLECTOR
          -----------------------

          An employee who has satisfactorily progressed through the Meter
      Reader-Collector Trainee classification and is required to obtain actual meter readings for any meter as assigned, including exchanging tapes on magnetic recorders. This employee must verify the accuracy of meter numbers, meter locations, meter reading instruction codes, sequence numbers, and must record meter readings on forms/devices as required.
      This employee must report damaged or missing meters, metering equipment, and unusual or abnormal meter and metering equipment conditions, to supervision. Those employees required to read gas meters, must, on a regular basis do visual checks of the meters and report to supervision any conditions, such as atmospheric corrosion, environmentally caused movement, encroachments, or any other conditions for which they are trained. Must accurately and legibly complete all Company and departmental documents and forms related to meter reading. In addition to the performance of routine office duties and collection of bills, may be required to connect, disconnect, seal and insulate (OBM) meters. Must maintain a neat and clean appearance. Must be qualified to meet and talk to customers and provide customers with quality customer service and be courteous and effective when responding to customer requests and inquiries as well as have other qualifications generally accepted as being desirable to work with the public.

7525      *OPERATOR, ASSISTANT, CONTROL ROOM
          ----------------------------------

          An employee who, under direct supervision, will assist the Control
      Room Operator in the operation of the Plant during his shift including all duties related to the light-off and securing of boilers, starting, operating and securing turbines, generators, and auxiliaries, and make temporary emergency repairs, keep records, keep his station clean, perform other related work as required. When not assigned to operations duties, he may be assigned work in accordance with Section 6.13(b). He shall relieve the Utility Operator, and when qualified, shall relieve the Control Room Operator. He shall be thoroughly familiar with the Company's mechanical and electrical tagging and safety rules, and be qualified to render first aid. He may be required to assist in the training of plant personnel.

8740      *OPERATOR, CLARIFIER
          --------------------

          An employee who has completed U.O. II training and under general supervision, operates the station sidestream softening clarifiers. The employee secures and analyzes clarifier, clarifier filter and circulating water samples. Makes the necessary chemical calculations to adjust the chemical feed rates, flows or mechanical equipment to assure efficient, economical clarifier operation and maintenance of circulating water chemistry operating parameters. Must be familiar with standard lab safety procedures and the Company's safety rules, and must be able to render first aid. The employee, during his shift, assists with the operations and service of the cooling tower de-icing when necessary. Performs tagging of equipment as required.

          Monitors and maintains log of all pertinent operating data. Assists in the unloading and storage of all chemicals used in the clarifier or cooling towers and maintains the chemical burn station in the clarifier building. Is responsible for the cleanliness of the clarifier area. Will be required to successfully complete the Center for Occupational Research and Development Fossil-Fuel Power Plant Technology series chemistry technician course. Will be required to maintain an OJT card for documentation by the JATC. When not assigned to operations duties, he/she may be assigned to work in accordance with Section 6.13(b) and may be required to assist with training of plant personnel.

          If the employee has completed twenty-four (24) months as a Clarifier
      Operator and is a successful bidder to an Apprentice Lab Technician position, the JATC may place that employee at an appropriate step level
      (up to one (1) year) based on the documented formal and OJT training with the approval of the plant manager with no wage reduction. See Bidding
      Note #26.

7090      *OPERATOR, CONTROL ROOM
          -----------------------

          An employee, under the supervision of the Shift Supervisor or Shift
      Foreman, Working, whose duties include the operation of equipment in the plant, together with their related controls, particularly the equipment and switch gear which have their controls in the control room. Is in charge of the control room and generally assists the Shift Supervisor or Shift Foreman, Working, in the operation of the plant. Must keep his station clean. Must be familiar with system operating orders, clearance procedures, and other necessary transactions with the System Operator.
      When required, he shall relieve the Shift Foreman, Working, or subordinates. When not assigned to operations duties, he may be assigned work in accordance with Section 6.13(b). He shall be qualified to render first aid, and be thoroughly familiar with the Company's electrical and mechanical tagging and safety rules. He may be required to assist in the training of plant personnel.


9785      OPERATOR, DATA ENTRY
          --------------------

          An employee who is a proficient data entry operator. This employee will be required to pass a data entry operator test to determine his/ her data entry ability before being considered qualified to be awarded a data entry operator job, and must have completed eighteen (18) months as a data entry operator trainee, or the equivalent in data entry experience. Will be required to data entry punch and type information from source documents into tabulating cards or other input formats. Information recorded from these source documents may be interpreted as required. Will be required to operate, but will not be limited to key-to-disk/tape machines, key punch machines, verifiers, 1050 teleprocessing units, or other data processing source input equipment that may become available, or perform duties of a comparable nature as assigned by the data entry department
      Supervisor.

9535      OPERATOR, DATA ENTRY, SENIOR
          ----------------------------

          An employee who has progressed through the Operator, Data Entry
      Trainee and Operator, Data Entry classification or who has completed equal training in a data entry shop of comparable size and complexity.

          An employee under the supervision of the Data Entry Supervisor, who performs such duties as receiving, reviewing and logging all incoming work to insure completeness and clarity of input documents, resolve any potential problems with the user, prepare batch tags for work and assign work to the Data Entry Operators. Perform transfer functions of data from disk to tape for submission to computer operations, perform cold starts, disk saves and prepare operator statistic tapes as required, assist
      Supervisor in preparing new application formats. Keys information from various source documents. Assist in training Data Entry Operators.
      Performs other related clerical duties as required.

9910      OPERATOR, DATA ENTRY, TRAINEE
          -----------------------------

          An employee not required to have prior experience as a data entry operator. This employee must have average typing ability (50-60 words per minute) and will be required to pass a data entry operator aptitude test before being considered qualified to be awarded a data entry operator trainee job. In the course of training may be assigned to any of the duties performed by a data entry operator. Six (6) months after progressing to the top of the trainee classification, will automatically be reclassified to the classification of, and beginning wage rate of data entry operator.

7575      *OPERATOR, DIESEL/TURBINE
          -------------------------

          An employee who, under general supervision, operates and performs routine operational maintenance of diesel and turbine driven generating equipment and auxiliaries, during his shift. Routine operational maintenance includes such functions as replacement of lubricating and fuel oil filters, addition of lubricating oil and anti-freeze and other minor repairs not requiring the services of a qualified Journeyman Mechanic.
      When not on shift, he may assist Journeyman maintenance personnel. He will keep records, and maintain the plants where he is assigned to work in a neat and clean manner.

          He shall be thoroughly familiar with the Company's dispatching and clearance rules and shall be qualified to perform switching in conjunction with the operation of diesel and turbine generating facilities. He shall be familiar with the Company's mechanical and electrical tagging rules and shall be able to render first aid.

7213      *OPERATOR, EMERGENCY RELIEF (SCRUBBER)
          --------------------------------------

          An employee qualified to relieve in any operating capacity at the Scrubber, including Shift Foreman, Scrubber, whose primary duties are to stand shift as assigned, and to relieve Scrubber Operators as required.
      When not assigned to relief duties, he may be required to perform other related duties. In addition, when not assigned to a watch or when not assigned to operations duties, he may be assigned work in accordance with
      Section 6.13(b). He must be qualified to render first aid. He must be thoroughly familiar with the Company's plant tagging and safety rules and be qualified to issue clearances and perform switching for and within the Scrubber. He shall assist in the training of Scrubber personnel. Scrubber Foreman bidding to ERO (Scrubber) will maintain foreman wage rate.

7260      *OPERATOR, EMERGENCY RELIEF (STEAM)
          -----------------------------------

          An employee qualified to relieve in any operating capacity, including
      Shift Foreman, Working, whose primary duties are to stand shift as assigned, and to relieve Plant Operators as required. When not assigned to relief duties, he may be required to perform other related duties. In addition, when not assigned to a watch or when not assigned to operations duties, he may be assigned work in accordance with Section 6.13(b). Must be qualified to perform switching. He shall assist in the training of plant personnel.

8776      *OPERATOR, EQUIPMENT I
          ----------------------

          An employee who is under direct supervision and assists an experienced
      Operator, or equivalent, and is in the process of acquiring the experience and skills required to advance to Equipment Operator II. Will be required to operate pavement breakers, rubber-tired excavation equipment such as loaders, and combination back-hoe/loaders with rated capacities not exceeding one and one-half (1 1/2) cubic yards for loader buckets and one half (1/2) cubic yard for back-hoe buckets.

          After one (1) year, automatic progression to Equipment Operator II classification will occur upon successful completion of the Equipment
      Operator I Performance Test.  Refer to Equipment Operator Progression
      Guidelines.

8774      *OPERATOR, EQUIPMENT II
          -----------------------

          An employee who has progressed through the Equipment Operator I classification, or has equivalent experience and is qualified by training and experience to perform special construction work using rubber-tired excavation equipment such as loaders, and combination back-hoe/loaders with rated capacities exceeding one and one-half (1 1/2) cubic yards for loader buckets and one half (1/2) cubic yard for back-hoe buckets boom trucks, forklifts, etc. (type of equipment may vary by department). May be required to complete job-related clerical work and assist in training.

          After two (2) years of Equipment Operator II, progression to Equipment
      III classification will occur upon successful demonstration of Equipment
      Operator II skills and department specific Journeyman skills during two years of Operator II classification. Refer to Equipment Operator
      Progression Guidelines.

8773      *OPERATOR, EQUIPMENT III
          ------------------------

          An employee who has progressed through the Equipment Operator II classification, or has equivalent experience and is qualified by training and operating experience to perform special construction work using rubber tired equipment such as loaders, and combination backhoe-loaders with rated capacities exceeding 1 1/2 cubic year for loader buckets and 1/2 cubic yard for backhoe buckets, boom trucks, forklifts, etc. (type of equipment may vary by department). May be required to complete job related clerical work and assist in training. Is additionally qualified by training and experience to perform a variety of department specific
      Journeyman level tasks.  Refer to the Equipment Operator Progression
      Guidelines.

8772      *OPERATOR, EQUIPMENT, HEAVY
          ---------------------------

          An employee who has completed a minimum of three (3) years as an Equipment Operator II and/or a combination of two (2) years as an Equipment Operator II and one (1) year as an Equipment Operator III, or has equivalent experience and is qualified by training and operating experience to perform special construction work using various rubber-tire and track- mounted or heavy equipment (type of equipment may vary by department) such as bulldozers, cranes, road graders and excavators or other similar equipment.
      May be required to complete job-related clerical work and assist in training.


8466      *OPERATOR, EQUIPMENT, HEAVY (TRAVELING)
          ---------------------------------------

          An employee who is a qualified equipment and vehicle Mechanic and also qualified as a heavy equipment operator. Must be familiar with transmission crew operations. Employee must have a good working knowledge of the operation of the transmission crew. May be assigned other miscellaneous duties such as ground work, etc. May be required to spend a significant amount of time on out-of-town projects.

8115      *OPERATOR, GAS PRESSURE
          -----------------------

          An employee with knowledge and experience of the operation and maintenance of gas distribution systems whose responsibilities and duties include the control of pressure and maintenance of the gas flow in the distribution lines within the scope of the district operations. Shall include the operation and maintenance of gas regulator stations, changing various pressure and/or flow meters or volume charts and reading or computing gas usage. Shall be required to test, calibrate and maintain maintenance schedules on various equipment, instruments and devices as used in the industry. Must be capable of operating various instruments, such as square root planimeter for computing gas usage and complete operation and maintenance schedules of gas calorimeter for determining and logging in a legible manner the heating value of system gas. Shall be responsible for all odorant injections and odorant testing of the system gas. Responsible for the regulation of all gas received from our supplier at the City Gate Stations and must be capable of forecasting daily gas requirements. Will be required to assist in training personnel in all phases of operation and regulation of system gas. May be assigned to other duties as required to assure delivery of safe and reliable gas supply throughout the system. Shall be responsible for recording all maintenance and inspection records as required by Department of Transportation regulations.

8325      *OPERATOR, HYDRO/PEAKING
          ------------------------

          A shift employee with at least one (1) year's experience as an Assistant Hydro/Peaking Operator who, during his shift, is in direct charge of and is responsible for the operation of one (1) or more hydro combustion turbine, and diesel plants and their related facilities;
      performs and directs switching in accordance with established Company procedure; makes routine operational maintenance such as replacement of lubricants, antifreeze, and filters; keeps records; cares for buildings and grounds. He shall direct and train other operating employees, prepare code switching orders and maintain operating diagrams. He shall be thoroughly familiar with Company dispatching and clearance rules, electrical and mechanical tagging and safety rules, and be qualified to render first aid. During extended periods of shutdown may be assigned to work in other Power Production Departments in jobs for which he is qualified, subject to the provisions of Section 4.3 of the Agreement. In such case he shall work the hours of day employees and such hours shall become his regular working hours in applying the provisions of Title 6 and Title 10 of the Agreement. He may also be required in such case to report to the appropriate Company Operations Center for work on regular working days.

8850      *OPERATOR, HYDRO/PEAKING, ASSISTANT
          -----------------------------------

          An employee who is engaged in performing work as an assistant to or under the general direction of a Hydro/Peaking Operator. He may be required to relieve the Hydro/Peaking Operator when qualified. The employee's educational and general qualifications must be such that he is considered capable of attaining Operator status. During extended periods of shutdown may be assigned to work in the Power Production Departments in jobs for which he is qualified, subject to the provisions of Section 4.3 of the Agreement. In such case he shall work the hours of day employees and such hours shall become his regular working hours in applying the provisions of Title 6 and 10 of the Agreement. He may also be required in such cases to report to the appropriate Company Operations Center for work on regular working days.

9840      OPERATOR, MAIL INSERTER
          -----------------------

          An employee, who, under direct supervision, operates and maintains according to manufacturer's specification, the mail inserter and various mail room equipment. Must be able to understand written and oral instructions to ensure proper postaging and handling of customer billing and shareholder mailings in a timely manner. Must be physically capable of heavy lifting.

9818      OPERATOR, PBX
          -------------

          An employee who operates a manual or automatic switchboard to handle incoming, outgoing and intra-office calls. In addition, while at switchboard acts as receptionist. Must have pleasing personality and pleasing telephone voice. Also performs routine clerical work as part of regular duties.

8900      *OPERATOR, PHOTO-TYPESET
          ------------------------

          An employee, who under general supervision and who has completed training, operates a photo-typesetter machine, and is proficient in producing a proof-ready copy for printing or reproduction. Must be experienced in photo-typesetting techniques, type size, styles and formats. Must be knowledgeable of printing terminology and requirements, read job design specifications, and produce camera-ready, accurate proofs of charts, forms, tables, graphs and test, from drafts and paste-ups.
      Must be able to use tools of the trade in producing copy. Must be able to maintain detailed job costs data and perform daily recordkeeping duties.

8743      *OPERATOR, SCRUBBER, UTILITY
          ----------------------------

          An employee who, under direct supervision, shall assist in the operation and service of the scrubber and related equipment. The employee will perform routine tests on water and slurries and shall keep his station clean. The employee will be qualified to change atomizer wheels on spray machines and make temporary repairs of scrubber equipment in an emergency. When qualified, he shall relieve the Scrubber Working Foreman and assist in the training of scrubber personnel. He shall be thoroughly familiar with Company safety rules and be qualified to render first aid.
      May be required to perform other related duties as required.

8750      *OPERATOR, SERVICE UTILITY
           -------------------------

          An employee who, under direct supervision, shall during shift, assist in the operation of generating equipment, and operate auxiliary equipment including pumps, fans, air compressors, and demineralizers, water treating and chemical feed equipment, fuel metering and transfer equipment, screen wells, cooling towers and chemical disposal system. Shall have a good working knowledge of plant equipment and its lubrication needs. Will service plant auxiliary equipment, change filters, maintain records, adjust packings, tighten safety guards, remove pipe couplings, lubricate plant equipment and maintain lubrication equipment and inventory. When the lab technician is not on duty, the Service Utility Operator may be required to perform simple routine tests on water, such as silica, pH and conductivity. When qualified, he shall be required to relieve the Assistant Control Room Operator. When not assigned to operations duties, may be assigned work in accordance with Section 6.13(b). Must keep any assigned work area clean and be thoroughly familiar with Company safety rules and be able to render first aid. May be required to assist in the training of plant personnel. (Service Utility Operators who are upgradeable to Assistant Control Room Operator shall be placed at the 30-month step after completing 24-months as a Service Utility Operator.)

8470      *OPERATOR, WATER PLANT
          ----------------------

          An employee who has completed an apprenticeship and/or equivalent level of training or appropriate certification and is responsible for the flow of water in the canals and reservoirs and operates pumps and valves to regulate the flow of water through a treatment plant or pumping plant, coordinating the rate of flow with demand, storage and other operating plants; reads and interprets meters, charts, and gauges, changing recording charts and inking pens as necessary; performs such recordkeeping functions as log of plant operations, test results, maintenance work performed, unusual operating conditions and special reports as required;
      takes samples of water at established times and makes such standardized control tests as chlorine residual, coagulation tests, pH, etc., as may be required; adjusts rate-of-feed of chemical dispensers accordingly, will conduct daily radiological monitoring tests; maintain plants and operating equipment in a clean and orderly condition, may perform maintenance cleaning of plant machinery, equipment, piping and structures; lubricates and makes limited repairs and adjustments to equipment commonly found in a water pumping or treatment plant, shuts down areas of the plant system for repairs; observes and reports unusual operating conditions or the need for maintenance of equipment, building and grounds; makes prescribed and special reports, receives supplies delivered during his shift and insures
      that they are properly stored.    Must possess a Grade II Water Treatment
      Operator's Certification as prescribed by the AWWA (American Water Works
      Association) or equivalent.

8870      *OPERATOR, YARD
          ---------------

          An employee who, under general supervision, operates and maintains coal and ash handling equipment. Will be required to operate any equipment in the handling of coal, ash dewatering systems, fly ash conditioning, and unloading systems in the handling of ash. Shall be required to perform mechanical maintenance duties on coal handling systems. Will assist the mechanical maintenance department in the maintenance of all plant equipment when required. Performs preventative maintenance duties such as lubricating, oil and filter changing, etc., on all equipment used for coal and ash handling. Must keep his assigned area clean. Must be familiar with plant equipment tagging rules. Shall perform other related duties as assigned by Supervisor or Foreman. Shall be qualified to render first aid. When not assigned to coal handling duties, may be assigned to work in accordance with Section 6.13(b).
      Processes and delivers coal samples to coal lab as required.

8511      *OPERATOR, YARD, SENIOR
          -----------------------

          An employee who, under general supervision, will operate and maintain coal and ash handling equipment. Will be required to operate a rubber-tired dozer and any other equipment used in the handling of coal, ash dewatering systems, fly ash systems, and unloading systems used in the handling of ash. Will be required to perform routine maintenance duties on coal handling systems and coal handling equipment, such as lubricating, oil and filter changing, etc. Will be required to keep maintenance logs on equipment and schedule the necessary maintenance. Will be required to train Yard Operators in the performance of their duties. Shall be responsible for the cleanliness of the equipment involved in the coal handling process, coal storage area, and the plant outside area in general. Must be thoroughly familiar with the work procedures in the area of responsibility assigned. Must be thoroughly familiar with plant equipment tagging procedures. During outages or emergency situations, may be assigned to work in accordance with Section 6.13(b). Communications as necessary with railroad and mine.

8885      *PATROLMAN, LINE
          ----------------

          An employee who is qualified by training, experience and knowledge to perform on temporary assignment without direct supervision the responsibility of patrolling overhead electric transmission lines, overhead electric distribution lines and other electric system plant facilities.

          The primary duties of this position are to patrol, observe and recognize any damaged structures or equipment or physical irregularities in the aforesaid facilities. Will not be required to climb, perform switching, or repair electrical equipment, perform work from an aerial lift or elevated platform. A record must be made of all irregularities or damages and appropriate reports completed for follow-up repairs by others.
      Must have one (1) year of experience in the Electric Department and have worked with a line crew a minimum two (2) months on overhead line construction and have received a minimum of 80 hours pertinent training under a qualified instructor. May assist skilled workman or apprentice or work under their direction on various classes of work which may be performed.

7595      *PATROLMAN, LINE, ELECTRIC
          --------------------------




          An employee who has completed the 30-month step of Apprentice Lineman and who is qualified by training, experience and knowledge to perform without direct supervision the responsibility of patrolling/inspecting overhead and underground electric transmission lines, overhead and underground electric distribution lines, and other electric system plant facilities.

          The primary duties of this position are to patrol/inspect, observe, recognize and report any damaged structures or equipment or physical irregularities in the aforesaid facilities. May be required, based on qualifications, to perform switching and minor electrical repairs and incidental climbing. May be required to operate infra-red scanning devices or other detection instruments. A record must be made of all irregularities or damages and appropriate reports completed for follow-up repairs by others. May assist skilled workman or apprentice, or work under their direction, on various classes of work which may be performed.

7420      *POWDERMAN
          ----------

          An employee who has successfully completed a Company-provided course in the handling and use of explosives, and currently holds a valid license to purchase, transport and use explosives in the state in which the employee will be performing blasting operations. Duties include loosening of materials to be excavated, opening of holes for utility poles and anchors, and demolition of concrete footings and foundations. This position is for upgrade only.

8716      *REPAIRMAN, CONSTRUCTION
          ------------------------

          An employee who is qualified to lay out, install, erect, construct, maintain and/or repair all civil/structural portions of utility facilities. Must be qualified by training, knowledge and experience to perform tasks typically classified as carpentry, masonry, concrete work, ironwork, sitework and earthwork, including but not limited to general carpentry, basic framing and forming, heavy timber construction, concrete placement, finishing and curing, trenching and excavation, fencing, grounding, conduit installation, rigging, structural steel erection, hazardous waste handling and the interpretation of drawings and prints associated therewith. Must have a working knowledge of mathematics, basic surveying techniques, construction materials, construction equipment and the use of hand and power tools. Must have successfully completed the Construction Repairman Apprentice Training Program or equivalent.

8530      *REPAIRMAN, TOOL
          ----------------

          An employee who is qualified to perform, without direct supervision, and subordinate to the Working Foreman or Supervisor in the duties required to receive, store, issue, maintain records, repair, maintain and distribute tools related to all Company operations. Will not be required to repair internal combustion engines or electric motors. May be required to operate equipment and/or Company vehicles within the scope of the foregoing duties. May be required to provide general direction to any classifications assigned to him in performing work herein defined.

8535      *REPAIRMAN, TOOL (POWER PRODUCTION)
          -----------------------------------

          An employee who is familiar with mechanical tools and equipment used to maintain apparatus in power plant operations. Shall issue, receive, store, inventory, maintain records and tools related to power plant mechanical maintenance operations. May be required to assist Journeyman maintenance personnel as required.

9777      REPRESENTATIVE, ACCOUNTS PAYABLE
          --------------------------------

          An employee not required to have prior accounts payable experience, but who must, prior to the award, pass the clerical battery test and a typing proficiency test (45 w.p.m.). Will receive formal training in order to perform the duties of an Accounts Payable Representative. Works alone and makes independent decisions as necessary on such duties for which the employee has been trained and instructed, including the MSA/Accounts
      Payable-Purchasing Inventory System, in bookkeeping and in data entry functions. Required to be effective when working with their customers and responding to vendor requests and inquiries, as well as having other qualifications generally accepted as being desirable in an Accounts
      Payable Representative classification. Will automatically progress through the wage rate scale provided the employee's performance is satisfactory to qualify for advancement. May be required by Company to pass written and/or proficiency tests covering any of the following qualifications prior to job award:

          1. Aptitude for routine accounting operations and bookkeeping entries.
          2. Aptitude for more complex arithmetical calculations.
          3. Ability to operate a computer terminal.
          4. Balancing and preparation of daily balance sheets and reports.
          5. Ability to operate various complex office machines/equipment.



9861      REPRESENTATIVE, CLERICAL
          ------------------------

          An employee who after passing a clerical aptitude test, may be assigned to perform any and all advanced clerical or secretarial functions which require greater judgment and initiative in non-routine situations.
      Performs any other miscellaneous duties as required by Supervisory personnel in the department to which assigned, including bookkeeping and entering functions, as well as customer contacts either in person or by telephone. May be required by the Company to pass written and/or proficiency test covering any of the following qualifications. (Only those qualifications as specified in points one through six below, which are considered by Company for a particular Clerical Representative vacancy, shall be posted):

          1. Typing with acceptable speed and accuracy (45 w.p.m. or 60 w.p.m.
             as required).
          2. Taking dictation in shorthand or dictaphone, etc., with acceptable speed and accuracy (80 w.p.m.).
          3. Aptitude for more complex arithmetical calculations.
          4. Ability to operate various complex office machines/equipment.
          5. Aptitude for routine accounting clerical operations and bookkeeping entries.
          6. Receive cash payments, balance and prepare daily cash reports.

9566      *REPRESENTATIVE, CREDIT & COLLECTIONS
          -------------------------------------

          An employee who is qualified to perform within a six-month period and without direct supervision, field and office work directed by credit supervision. Must be able to understand and have a thorough knowledge of all credit policies and procedures, customers' records, service reports, and the SCIS (computer) system. Must be able to collect delinquent accounts by telephone or in the field and will be required to prepare and turn in daily reports. Must know and understand the different types of electric meters.

          Will be required to reconnect electric meters and disconnect, seal or OBM electric and/or gas meters for non-payment of bills. He/she will report damaged or missing meters, metering equipment, and unusual or abnormal meter and metering equipment conditions to supervision. He/she may be required to do routine meter reading, service reads, special reads, read meters for cut-ins and cut-outs. Must be qualified to meet and talk intelligently to customers. Must have other qualifications generally accepted as desirable to work with the public. Must be able to write legibly and maintain a neat, clean appearance. Will be required to satisfactorily complete the minimum requirements of the Sierra Customer
      Information System (SCIS) training program and have the ability to operate the CRT. His/her Supervisor may assign other duties related to collections and credit.

9776      *REPRESENTATIVE, CUSTOMER SERVICES
          ----------------------------------

          An employee not required to have prior customer services experience and who, after passing a clerical aptitude test, will receive formal training in order to perform the duties of Customer Services
      Representative. Upon satisfactory completion of the minimum requirements of the Sierra Customer Information System (SCIS) Training Program, and


      while receiving on-the-job training, may be assigned to any of the duties performed by the Customer Services Representative in the Central District
      Customer Business Office, Meter Reading, Cash Operations, Energy
      Diversion, Service Center or District Offices.  Shall be required by
      Company to pass the SCIS training proficiency test. Required to be effective when working with the public and responding to customer requests and inquiries, as well as have other qualifications and qualities generally accepted as being desirable in a customer services classification. Works alone on duties for which employee has been trained and instructed and makes independent decisions as necessary to satisfy customer needs and provide quality customer service. Will automatically progress through the wage rate scale provided the employee's performance is satisfactory to qualify for advancement. May be required by Company to pass written and/or proficiency tests covering any of the following qualifications:

          1. Typing with acceptable speed and accuracy (45 w.p.m.)
          2. Aptitude for arithmetical calculations.
          3. Ability to operate various office machines and personal computers as required.
          4. Spanish speaking skills.

9735      *REPRESENTATIVE, CUSTOMER SERVICES, SENIOR
          ------------------------------------------

          An employee who has demonstrated to the satisfaction of the Company, through a minimum of three (3) years' experience as a Customer Services
      Representative, that he/she is qualified to perform, with a minimal amount of supervision, all functions relating to Customer Services; Customer
      Billing; Customer System Controls; Credit and Collections; Service Center operations and/or; District Office operations. Required to be effective when working with the public and responding to customer requests and inquiries, as well as having other qualifications and qualities generally accepted as being desirable in customer services classifications.
      Required to make independent decisions as necessary to satisfy customer needs and provide on-the-job training. (Only those qualifications as specified in points 1 through 6 below, which are considered by Company for a particular Customer Services Representative Senior vacancy, shall be posted.)

          1. Skilled in the use of the Automatic Call Distributor telephone system as well as the on-line inquiry and order entry Customer
             Information System (SCIS).
          2. Performs all clerical functions related to computer printed edit lists, revenue adjustments, corrected bills and other related off-line functions as required.
          3. Understands service bills, billing rates, deposit requirements, termination of service rules and the use of various computer reports prepared for credit and collection work.
          4. Performs all clerical functions related to the Service Center operation.
          5. Performs all clerical functions pertaining to the meter inventory system, customer system controls and balancing, and other related activities using the Customer Information System (SCIS).
          6. Performs all clerical functions related to District Office operations.

9181      *ROD AND CHAINMAN
          -----------------

          An employee who performs semi-skilled field survey work under the direction of a Supervisor. Working as a Rodman or Chainman, he may be required to draw field sketches, make notes, and perform minor survey calculations in the field or office as required. The employee must have a working knowledge of mathematics, including trigonometry. His duties may include assisting in mapping and drafting. May be required to pass an oral or written examination or performance test covering these qualifications.

7485      *SERVICEMAN, CUSTOMER
          ---------------------

          An employee who has completed his apprenticeship and does such work as checking operations of gas meters, installing and altering gas meter and regulator installations; will make adjustments and repairs of domestic, commercial, industrial, and Company rental gas equipment and appliances.
      Will set or replace electric meters and inspect tampered gas and electric meters, inverted and switched electric meters and investigate all types of broken meter seals. Will make electric, gas and water cut-ins and cut-outs, seal or O.B.M. meters and in conjunction with the aforementioned duties will collect delinquent payments and deposits at the customers' premises. Will investigate gas and water customer complaints, make service checks on customers' premises and must be able to discuss service problems and advise both existing and prospective customers. Must be able to learn the application of pipe locator equipment, determine leak locations in regard to Company or customer side of water curb cock and investigate water customer complaints. May be required to change periodic clock charts at various locations. Must be able to write legibly and maintain a neat, clean appearance and must be qualified to work with the public.

          A Serviceman, Customer shall be required by Company to reside within a thirty-five (35) mile radius of the Company headquarters to which they regularly report.

7628      *SERVICEMAN, CUSTOMER (DISTRICT)
          --------------------------------
          An employee who is qualified to perform, without direct supervision, electric cut-ins, electric cut-outs, and electric meter exchanges.

          Will be required to inspect and report on tampered, inverted and switched electric meters and to investigate broken meter seals and occupant bills. Will also be required to do routine meter reading, special reads, read meters for cut-ins and cut-outs seal or O.B.M. meters, collect delinquent payments and deposits at the customer's premises, and such other customer service work as may be assigned from time to time.
      Will be required to complete any and all forms as applicable.

          Must be able to write legibly and maintain a neat and clean appearance.

          Must have six (6) months training as a Meter Reader-Collector or field related experience before assignment to the job.

8720      *SERVICEMAN, EQUIPMENT
          ----------------------

          An employee who has a strong mechanical background and good knowledge of plant equipment and its lubrication needs. Duties will include equipment lubrication, changing filters, recordkeeping, and minor repairs, such as adjustment of packing, drive belts, tightening of safety guards and repair of minor leaks noticed during normal lubrication duties. Will be responsible for keeping his assigned area clean, maintaining lubrication equipment, and maintaining proper lubricant inventory. Will work under general supervision and have a good knowledge of plant safety and tagging procedures.



7625      *SERVICEMAN, WATER
          ------------------

          An employee who is a Fitter or equivalent. His background of apprentice training and experience must be such as to qualify him to perform these duties with skill and efficiency. Must be able to learn the application of pipe locator equipment, determine leak locations in regard to Company or customer side of curb cock and investigate water customer complaints. Will be required to set and remove water meters and remote readers. Will be required to check for and investigate tampered or damaged water meters, remote readers, and remote cables as well as repair or replace remote cables. May be required to assist in the field with the testing of water meters. May be required to change recording instrument charts at various locations. Will be required to make water, electric and gas cut-outs and water and electric cut-ins.

9865      SPECIALIST, CLERICAL
          --------------------

          An employee who, after passing a clerical aptitude test, may be assigned to perform any and all routine clerical functions which require specialized knowledge of subject area. Handles differing situations, problems, and deviations in the work of the office according to Supervisory personnel, general instructions, and priorities. Performs any other miscellaneous duties as required by the Supervisory personnel in the department to which assigned, including customer contacts in person and by phone. May be required by Company to pass written and/or proficiency test covering any of the following qualifications. (Only those qualifications as specified in points 1 through 4 below, which are considered by Company for a particular Clerical Specialist vacancy, shall be posted.)

          1. Typing with acceptable speed and accuracy (45 w.p.m.).
          2. Taking dictation in shorthand, dictaphone, etc., with acceptable speed and accuracy (80 w.p.m.).
          3.    Aptitude for standard arithmetical calculations.
          4. Ability to operate various standard office machines/equipment.

8150      *SPECIALIST, EQUIPMENT, WATER TREATMENT
          ---------------------------------------

          An employee who is responsible for the operation and routine maintenance of water treatment equipment and machinery, including flow meters. Will be required to conduct water treatment tests including determination of coagulant and purification dosage. Must be able to modify existing water treatment systems when needed and be capable of recognizing the need for making these changes and make recommendations.
      Will be required to make preliminary analysis of usage and costs of chemical and chemical equipment. Must be able to make estimates for plant operations improvements and changes. Will be required to keep accurate records of plant operations and maintenance, chemical usage, purchases and other special reports as required. Will be responsible for maintaining proper stock of water treatment chemicals for all plants. Will be required to pass a written examination for Water Treatment Operator's
      Certification as set forth and prescribed by the State of Nevada or the Federal Government.

9745      *SPECIALIST, METER DATA
          -----------------------

          An employee who possesses the necessary knowledge and skill through experience and training to provide a high level of technical data processing and support to ensure all meter reading data for billing is complete and accurate. Employee is responsible for using his/her knowledge to support the electronic meter reading system for billing through daily processing of collected data. Maintains existing computer application software through trouble-shooting and installation of new software in all personal computers associated with the electronic meter reading system. Provides district offices with technical support for the electronic meter reading system including trouble-shooting and training.

          Provides procedural instructions for use of computer software packages. Must understand the mainframe-p.c. link software to upload and download sensitive billing data through the electronic meter reading system. Maintains inventory of electronic handheld devices and ensures adequate equipment is available to all district offices through coordination and distribution.

          Employee must have a thorough understanding of the fundamentals and have a practical understanding of data processing techniques, data collection procedures and meter read preparation. Must have comprehensive knowledge of personal computers, system hardware, communication devices and application software. Must have considerable knowledge of the electronic meter reading system and data acquisition. Must possess the ability to analyze and document the operations of the electronic meter reading system. Must be able to communicate effectively, both orally and in writing.

8958      *SPECIALIST, WATER SUPPLY
          -------------------------

          An employee who, with minimum supervision, is responsible for the inspection, maintenance and customer ditch water supply turn on and off's, protection of the watershed from upriver storage dams to plant intakes for potential or actual contamination. Will be required to measure and record water flows, operate ditch/dam gates, make repairs on ditch/dam gates and water flow measuring devices as directed, measure well groundwater depths and perform a variety of other tasks related to watershed protection and reservoir/ditch operation. Observes and recognizes the proper operation and status of all facilities contained within all pump reservoirs, pressure recording stations, and metering stations throughout the entire water transmission and distribution systems. Maintains well chemical systems. Will be required to accurately collect field data, using this data to perform calculations for reporting information. Must have ability to employ and working knowledge of mathematics (including algebra and trigonometry and exponents), personal computers and spreadsheets, and related field relations, writing and verbal skills. Will be required to pass a written examination and/or performance tests covering any of these qualifications listed above. In order to remain in the position, must, within six (6) months from entering the position, demonstrate the ability to learn and understand the specialized instruments, software and reporting requirements to a satisfactory level. May be required to supervise unskilled labor.

8847      *STOREKEEPER
          ------------

          An employee with no less than two (2) years' experience as a Warehouseman, who has charge of a District Stores facility (outside the Reno area) and who is qualified to perform and direct, without direct supervision, and subordinate to the Supervisor in charge, all work relating to the ordering, receiving, shipping, handling, storing, disbursing and salvaging of materials and supplies, and the taking of inventories. The employee shall be familiar with the Company's Stores and Accounting procedures and other applicable rules. Shall be required to perform all related clerical duties and to operate equipment and/or
      Company vehicles within the scope of the foregoing duties. Shall provide general direction to any classifications assigned to assist him in performing stores work herein defined. May be assigned to perform other work as occasions arise.

8780      *SURVEYOR, LEAK
          ---------------

          An employee with background and experience in Gas and Water Operations with training in leak surveying or fitting or other related equivalent fields. Must have a good knowledge of and be capable of operating and performing minor maintenance and care of equipment, such as: combustible gas indicator, flame ionization leak detector, odorometer, pipe locator and any other equipment that may be required by regulation for use in locating and pinpointing gas leaks in underground or above-ground installations of the gas system. Will be required to test for gas in basements, vaults, manholes and other areas where gas may accumulate as part of the continuing gas leak survey program and assist in the annual system leak survey program. Will be required to repair minor leaks on above-ground facilities. May be assigned to grease and operate gas valves throughout the system and to clean out and/or raise valve road boxes. May also be required to assist the Gas Pressure Operator in the control of gas pressure throughout the distribution system. May be required to pick up and change pressure and/or volume flow charts from gate and regulator stations and commercial customers. May be required to assist in water leak surveys. May be assigned other duties as required in the operation of the gas distribution system during peak loads or emergencies under the direction of a higher classified person. Must be able to write legibly and keep accurate records. Will be required to make out daily and monthly reports.

7135      *TECHNICIAN, COMMUNICATIONS, CLASS I
          ------------------------------------

          An employee who is qualified by training and knowledge to install, maintain, repair and adjust all types of communication and data transmission facilities, including but not limited to two-way radio, telephone, manual and automatic PBX systems, microwave, power line carrier, Supervisory control, telemetering equipment, data transmission, and modem equipment and other electronic and communication work as required. Shall be required to do work planning and assist in the training of department personnel.

          1. Must hold a current Federal Communications Commission General Radio
             Telephone Operator's License or have taken and passed a Sierra
             Pacific Power Company certification test with a grade of 75% or higher.
          2. Must have completed two (2) years or more as a Communications
             Technician Class II.


          3. Must have successfully completed and passed the prescribed Class I and Class II course of instruction and required tests.

7145      *TECHNICIAN, COMMUNICATIONS, CLASS II
          -------------------------------------

          An employee who is qualified by training and knowledge to install, maintain, repair, and adjust all types of communication and data transmission facilities including but not limited to two-way radio, telephone, manual and automatic PBX systems, microwave, power line carrier, Supervisory control, telemetering equipment, data transmission, and modem equipment and other electronic and communication work as required. Shall be required to do work planning and assist in the training of department personnel.

          1. Must hold a current Federal Communications Commission General Radio
             Telephone Operator's License or have taken and passed a Sierra
             Pacific Power Company certification test with a grade of 75% or higher.
          2. Must have completed two (2) years or more as a Communications
             Technician Class III.
          3. Must have successfully completed and passed the prescribed Class II course of instruction and required tests.

          This employee will be reclassified to Communications Technician Class
      I upon completion of two (2) years in this classification and successfully completing and passing the prescribed Class I course of instruction and required tests.

7147      *TECHNICIAN, COMMUNICATIONS, CLASS III
          --------------------------------------

          An employee who is qualified by training and knowledge to install, maintain, repair, and adjust all types of communication and data transmission facilities including but not limited to two-way radio, telephone, manual and automatic PBX systems, microwave, power line carrier, Supervisory control, telemetering equipment, data transmission, and modem equipment and other electronic and communication work as required. Shall be required to assist in the training of department personnel.

          1. Must hold a current Federal Communications Commission General Radio
             Telephone Operator's License or have taken and passed a Sierra
             Pacific Power Company certification test with a grade of 75% or higher.
          2. Must have successfully completed the Communication Technician's apprentice program or equivalent.

          This employee will be reclassified to Communications Technician Class
      II upon completion of two (2) years in this classification and successfully completing and passing the prescribed Class II course of instruction and required tests.

7133      *TECHNICIAN, COMMUNICATION SYSTEMS
          ----------------------------------

          An employee who is qualified by training and knowledge to install, maintain, repair, and adjust all types of communication and data transmission facilities, including but not limited to two-way radio, telephone, manual and automatic PBX systems, microwave, power line carrier, Supervisory control, telemetering equipment, data transmission, modem equipment and other electronic and communication work as required.
      Must have a thorough knowledge of the ESCC computer system and be capable of performing maintenance and repair on that equipment or any peripheral equipment associated with the computer system. Shall be required to do job planning and assist in the training of department personnel.

          1. Must hold a current Federal Communications Commission General Radio
             Telephone Operator's License or have taken and passed a Sierra
             Pacific Power Company certification test with a grade of 75% or higher.
          2. Must have completed two (2) years or more as a Communications
             Technician Class I.
          3. Must have successfully completed and passed the System
             Manufacturers courses of instruction on the computer system consisting of Micro-diagnostics


             Troubleshooting Techniques, System Architecture, and System
             Maintenance or similar courses provided by Sierra Pacific Power
             Company.

7075      *TECHNICIAN, CONTROL
          --------------------

          An employee who has been a Journeyman Electrician for at least two (2) years and has successfully completed the Control Technician course.
      He/she will be further qualified by training and knowledge to install, maintain, test, repair and adjust protective relays, substation control equipment, substation equipment, substation metering and other work as required. Must be qualified to perform switching. Must be able to analyze and troubleshoot complex substation equipment and record test data and prepare detailed test reports and analytical graphs or data tables.
      Must be capable of work planning.

7015      *TECHNICIAN, CONTROL, SENIOR
          ----------------------------

          An employee who has been a Control Technician for at least two (2) years and has successfully completed the Senior Control Technician course.
      Must be fully qualified to install, maintain, test, repair, and adjust both the normal and most complex types of microprocessors, solid state, and electro-mechanical relays and relay packages. Must be qualified to perform switching. Must have the capability to analyze and troubleshoot all types of complex substation relay, control, and disturbance analysis circuits and devices. Will be required to do work planning and assist in the training of Control Technicians. Must have the capability to prepare and analyze detailed test reports, graphs, and tables.


7110      *TECHNICIAN, ELECTRICAL, PLANT
          ------------------------------

          An employee who is a Journeyman and is engaged in testing, repairing, maintaining and installing all types of electric and electronic equipment and related components in generating stations. May be required to do plant and plant substation switching. May be required to do incidental welding, such as tack hangers and test welding machines after repair, etc.
      Must be qualified to operate station crane. His background of apprenticeship and experience must be such as to qualify him to perform these duties with skill and efficiency. He may also be required to instruct or advise operating personnel on problems pertaining to electrical equipment. He must be thoroughly familiar with Company's electrical and mechanical tagging and safety rules and be able to render first aid.

7073      *TECHNICIAN, INSTRUCTION/STANDARDS
          ----------------------------------

          An employee who possesses the necessary knowledge and skill through experience and training to prepare, direct and schedule training for Apprentice and Journeymen Electricians and other Company personnel who may be required to work in or around electric substations. Must have been a Journeyman Electrician for at least four (4) years. Must be able to demonstrate complete knowledge of current installation and maintenance procedures for all substation equipment to include, but not restricted to gas, oil, air and vacuum circuit breakers; transformers, tap changers and regulators and all ancillary equipment involved with same. Must have a basic knowledge of transmission and distribution relay protection schemes including transformer and bus protection. Must be able to read, comprehend and interpret all electric blueprints such as one (1) line, three (3) lines, wiring diagrams, schematics and erection drawings and plot plans. Must be familiar with all safety standards (i.e. IEEE, ANSI, OSHA and SPPCo.). Will have successfully completed substation and overhead switching training. Must have ability to read and comprehend technical material, instruction manuals and textbooks for the purpose of training other personnel in the maintenance and installation of new and existing equipment. Must have a thorough knowledge of, and the ability to train others in electrical test procedures and overhead substation switching procedures. Must have a thorough knowledge of and the ability to administer the Electrician Apprenticeship Agreement between SPPCo. and IBEW Local 1245. Will be required to organize and maintain training files and records, prepare and present both written and oral reports, and conduct training for large and small groups in both classroom and field settings. Will act as SCAT apprenticeship liaison to SPPCo. Joint
      Apprenticeship Committee and the State of Nevada Apprenticeship Council.
      When not engaged in instruction and standards, may be assigned to work as an Electrician. Will be subject to overtime assignments when working as an Electrician and averaged into the year to date overtime list.

7150      *TECHNICIAN, INSTRUMENT
          -----------------------

          An employee who is a graduate of an accredited two-year technical educational institution in a field related to one (1) of the engineering sciences, or possesses the equivalent knowledge, and is qualified by training to install, calibrate and test instruments and meters used in steam, hydro, diesel and gas turbine power plants, and who has further qualified himself by training and education to install, calibrate, test and service complex automatic control systems such as combustion controls, chlorination equipment, etc., in order to obtain efficient operation. May perform, under direction, corrective measures to improve the performance of equipment. Must be able to understand relatively complex technical problems and perform a wide variety of non-routine tasks where only general methods of procedure are available. Must be able to plan and conduct tests on various power plant equipment, perform test calculations, interpret the results and prepare detailed test reports, graphs, etc. May perform other related duties as required.

7515      *TECHNICIAN, LAB
          ----------------

          An employee who, under general supervision, operates station water treating equipment, secures and analyzes fuel, water and air samples and maintains proper chemical treatment for the plant water, fuel and steam systems. Must be proficient with standard laboratory techniques and equipment for analyzing fuel, water and air samples. Makes necessary chemical calculations and prescribes required feed rates and correction procedures to maintain established chemical control limits and practices.
      Monitors and maintains proper calibration on station chemical instrumentation and performs minor servicing as required. Maintains filing system and log of all data pertinent to station water and fuel treatment. Prepares written reports and performs statistical work and other related duties as required. Assists, if required, in unloading and storage of all chemicals, and will maintain chemical burn and eyewash stations. Will train operators and other personnel in chemical analysis and operation of water treatment as required. Is responsible for cleanliness of chemical laboratory, water treatment equipment areas and for maintaining proper stock of water treatment chemicals. Must be familiar with Company's safety rules and be able to render first aid. May be required to work shift work. When not assigned to laboratory duties, may be assigned to work in accordance with Section 6.13(b).


7165      *TECHNICIAN, METER I
          --------------------

          An employee who has served successfully his apprenticeship or equivalent for Technician, Meter I. Must have sufficient working knowledge of electricity to be able, by the use of instruments, to determine power, volt amperes, power factor and reactive component in an electric circuit. Must be able to program, test, read, and troubleshoot demand, reactive, and TOU meters, both induction and solid state types, and solid state recorders, using computers where needed. Applicants will be expected to prove possession of these qualifications by successfully passing a test with a score of 75% or better.

7170      *TECHNICIAN, METER II
          ---------------------

          An employee who has been a Technician, Meter I for at least two (2) years and who, in addition, has successfully completed the Technician, Meter I course plan. Must be able to perform all the tasks as specified for Technician, Meter I, plus be able to program, read, test, and troubleshoot multi-tariff four-quadrant meters and specialized test equipment and metering systems. Applicants will be expected to demonstrate their competence in these fields by passing a written test with a score of 75% or better.

7175      *TECHNICIAN, METER, SENIOR
          --------------------------

          An employee who has two (2) years of job experience as a Technician,
      Meter II and who, in addition, has successfully completed the Technician,
               ---
      Meter II course plan.  Must be able to perform all the tasks as specified for the Technician, Meter II, plus be able to troubleshoot Itron Hardware and resolve billing translation and mainline billing problems,


      using load graphs or other computer listings as needed. Will be required to do work planning and assist in developing and presenting training programs for Apprentices and Meter Technicians. This position is promotional only. Successful candidate will report to the Working Foreman, Technician, Meter.

7125      *TECHNICIAN, REGULATOR, GAS AND WATER
          -------------------------------------

          An employee under the supervision of the Gas and Water Meter Shop
      Foreman whose responsibilities and duties include the repair, maintenance, and calibration of gas and water control and measuring devices within the distribution system including gas regulator stations and meter stations.
      Must be capable of working alone when required.

          Shall be required to test, calibrate, and maintain maintenance schedules of gas and water meters and various equipment, instruments, large house regulators where pounds pressure is delivered, pressure and temperature compensating devices, scallop recorders, combination water meters with regulators, 3" and larger water meters with strainers. Must have experience on all mechanical and electronic correcting devices used in Company's system. Will be required to assist in training personnel in all phases of gas control and regulation. May be assigned to other duties as required to assure safe and reliable gas and water supply and service throughout the system. Must be capable of analyzing the gas equipment of Company's commercial and industrial customers and provide pertinent information in relation to their natural gas facilities. Shall be responsible for recording all maintenance and inspection records as required by Department of Transportation regulations.

          Must have completed two (2) years' experience as Journeyman Meterman-
      Gas and Water, or equivalent.

7151      *TECHNICIAN, SCADA
          ------------------

          An employee who has completed an apprenticeship in the electrical field and can demonstrate experience in the instrumentation area or who has completed an apprenticeship in the instrumentation field and can demonstrate experience in the electrical area. Equivalent training and experience may also be considered. Must be qualified to maintain, repair, install and trouble-shoot various water system instruments, electronic devices and motor control devices, including but not limited to calibration and/or repair of all primary sensors, chlorination equipment, meters, pressure switches, etc.; problem analysis and/or replacement/repair of telemetry communications circuits, circuit breakers, fuses, control wiring and other electrical motor control equipment;
      programming of logic controllers and troubleshooting remote terminal signals to computer controlled systems. Must be able to understand relatively complex technical problems and perform a wide variety of non-routine tasks where only general methods of procedure are available. May be required to do work planning and in a courteous and professional manner, train and direct the activities of other employees. Must have good knowledge of electrical and mechanical tagging procedures, safety rules and the ability to render first aid.

7155      *TECHNICIAN, SHIFT, INSTRUMENT & CONTROL, PINON
           ----------------------------------------------

          An employee who is a graduate of an accredited two-year technician educational institution in a field related to one of the engineering sciences, or possesses the equivalent knowledge, and is qualified by training to install, calibrate, and test instruments and meters used in steam, hydro, diesel and gas turbine power plants, and who is further qualified by training and education to install, calibrate, test and service complex automatic control systems such as combustion controls, chlorination equipment, distributive control systems, etc., in order to obtain efficient operation. May perform, under direction, corrective measure to improve the performance of equipment. Must be able to understand relatively complex technical problems and perform a wide variety of non-routine tasks where only general methods of procedure are available. Must be able to plan and conduct tests on various power plant equipment, perform test calculations, interpret the results and prepare detailed test reports, graphs, etc. May perform other related duties as required including plant operating duties that he has been trained to perform. (This position is a shift employee and is subject to the current 12-hour shift scheduled agreement and/or applicable sections of Title 6 in the Collective Bargaining
      Agreement.)

7052      *TECHNICIAN, SUBSTATION
          -----------------------

          An employee who has been a Control Technician for at least two (2) years and has successfully completed the Substation Technician training course. Must be fully qualified to install, maintain, test, repair, and adjust some solid state relays and electro-mechanical relays and relay packages. Must have an advanced knowledge of substation equipment and their mechanical function and the ability to repair, test, adjust, and maintain this equipment. Must be qualified to perform switching. Must have the capability to analyze and troubleshoot all types of complex substations, controls, and disturbance analysis circuits and devices.
      Will be required to do work planning and have a good working knowledge on substation construction and maintenance problems.

7225      *TROUBLEMAN, ELECTRIC
          ---------------------

          An employee with at least two (2) years of experience as a Lineman, engaged in performing any overhead and underground work in connection with maintaining electric service to the public, including the installation of all types of customer services, including risers and terminal connections when the service is to be underground, meters and materials, replacing line and transformer fuses; patrolling, switching, restoring service on "no light" and "no power" calls and operating unattended substations.
      Must be qualified to perform switching. May install Company-owned customer outdoor lighting service equipment, may make short secondary extension using bundle conductors and may perform emergency maintenance and/or repairs to overhead and underground secondary and primary circuits which he is equipped to handle. May do minor repairing on customer's equipment. Must be qualified to work with the public. A Troubleman may work alone or may have additional personnel assigned to assist him.
      Troubleman when working in a two-man unit performing work as outlined above may have any one (1) of the following as an assistant: another
      Troubleman, a Lineman, or a Service Utilityman. When installing services the assistant may be an Apprentice Lineman assigned for training as provided under the apprentice training program.

          When working on work as outlined above in a three-man unit the Troubleman may be assisted by another Troubleman and one (1) Service
      Utilityman or by two (2) Service Utilitymen.

          If any other combination of three (3) or more persons is used or work is performed other than outlined above, the unit shall constitute a crew and will require a Working Foreman as part of the complement.

          A Troubleman shall be required by Company to reside within a thirty-five (35) mile radius of the Company headquarters to which they regularly report.

9115      *UTILITY MATERIALS SPECIALIST
          -----------------------------

          An employee who is qualified to perform, without direct supervision, and subordinate to the Working Foreman or Supervisor in charge, duties relating to the ordering, receiving, shipping, handling, storing, disbursing and salvaging of materials and supplies, and the taking of inventories. Shall be required to perform related clerical duties. May be required to operate equipment and/or Company vehicles within the scope of the foregoing duties. May be required to provide general direction to any classifications assigned him in performing work herein defined.

8842      *UTILITY MATERIALS SPECIALIST I
          -------------------------------

          An employee with at least two (2) years of experience as a Utility
      Materials Specialist and who is qualified to perform, without direct supervision, and subordinate to the Working Foreman, or Supervisor in charge, duties relating to the ordering, receiving, shipping, handling, storing, disbursing and salvaging of materials and supplies, and the taking of inventories. Shall be required to transport supplies and equipment; load and unload truck, maneuver truck and operate fixed and attached equipment; responsible for keeping tools in good order. Will also be required to operate other equipment and/or Company vehicles in connection with foregoing duties.
      Will be required to perform related clerical duties. May be required to provide general direction to any classifications assigned him in performing work herein defined.

9118      *UTILITY MATERIALS SPECIALIST, TRAINEE
          --------------------------------------

          An employee not required to have prior warehouse experience and who, after passing a clerical battery and physical abilities test, will receive formal training in order to perform the duties of Utility Materials
      Specialist. Performs work as an assistant to or under direct supervision on jobs for which he has been trained and instructed. The employee must satisfactorily complete classroom training on basic inventory management, on-the-job training in computer operation, equipment operation, general material classification and become familiar with inventory management policies and procedures. Will be required to perform duties relating to the ordering, receiving, shipping, handling, storing, disbursing and salvaging of materials and supplies, and the taking of inventories. Shall be required to perform related clerical duties. Will be automatically reclassified to the title and beginning rate of Utility Materials
      Specialist after six (6) months of satisfactory job performance in the trainee classification.

8655      *UTILITYMAN, GAS
          ----------------

          An employee with knowledge and experience of the operation and maintenance of gas distribution systems. This employee will be under the general supervision of a person in a higher classification and shall be required to perform duties which include the control of pressure and maintenance of the gas flow in the distribution system and operation and maintenance of the gas regulator stations. Must be able to operate, test and/or calibrate and perform scheduled maintenance on all equipment or instruments used in gas measurement and heating value of the gas. Will be required to change pressure and volume charts from various recorders and take readings and compute gas usage. May be assigned other duties as required to insure the safe and reliable operation of the gas system during peak loads or emergencies. Under supervision, will be required to perform all of the duties of the Gas Pressure Operator during his absence.
      Must be able to write legibly.

8830      *UTILITYMAN, MAINTENANCE
          ------------------------

          An employee who performs skilled and semi-skilled work under the direction of a Senior Maintenance Utilityman or Supervisor to gain experience for advancement. Work will include, but not be limited to, repairs and up-keep to mechanical equipment, electrical systems, changing filters, chemical treatment, plumbing, etc. Most duties will be building maintenance related. Will be required to perform other duties as necessary.

8420      *UTILITYMAN, MAINTENANCE, SENIOR
          --------------------------------

          An employee who performs all types of skilled maintenance associated with building maintenance, including but not limited to, repairs and upkeep of mechanical equipment, electrical systems, changing filters, chemical treatment, plumbing, etc. He shall direct and train the work of others assisting him. Will be required to perform other related duties as necessary. Must have two (2) years' experience in working with mechanical/building equipment, or equivalent work experience with air handling system.

8888      *UTILITYMAN, SERVICE
          --------------------

          An employee engaged in setting electric meters and making electric and water cut-ins and making electric, water and gas cut-outs; making electric connections at the weatherhead and assisting the Troubleman. An employee who has had at least one (1) year's experience as either an Apprentice
      Lineman, Apprentice Fitter, or equivalent experience shall be given an experience rating to the one (1) year wage step.

7601      *UTILITYMAN, SUBSTATION
          -----------------------

          An employee who has successfully completed at least eighteen (18) months of the Apprentice Electrician training course or equivalent. Work will include but not be limited to changing substation meter charts (including fault recorders), record meter readings, record breaker, regulator and transformer operation counter, pressure and temperature, general inspection of substation for discrepancies and making sure substation is stocked with clearance tags, light bulbs and other miscellaneous equipment. Employee will be required to work alone. Employee will be required to use simple instruments such as voltmeters and ammeters to check for proper voltage and current at various locations within the substation.

8890      *UTILITYWORKER, COMMUNICATIONS
           -----------------------------

          An employee who is qualified to provide quality customer service by installing, troubleshooting, repairing, testing, maintaining and verifying port connections and equipment for all types of Company operated telephone systems, including digital and analog terminations, distribution, cabling, fiber optics, network interface systems, circuit protective devices and other terminating and distribution equipment as directed. Is also required to provide quality customer service by resolving radio frequency interference complaints under the general supervision of a qualified employee. May be required to assist Journeyman Communications Technicians and perform other work as assigned.

9585      *UTILITYWORKER UNIVERSAL
          ------------------------

          An employee assigned to perform field work such as reading and computing demand meters, collection of delinquent accounts, cut-ins and cut-outs. May be required to make up blanket work and job orders in connection with local crew operations. May also be required to perform various stores department duties in the local warehouse and other miscellaneous duties, including assignment to work crews as required by the Supervisor.

          Note: This employee is not intended to replace a Journeyman or a qualified employee, either singly or in a crew situation. It is the intent this classification be used to perform various semi-skilled duties.

7380      *WELDER, MECHANIC
          -----------------

          An employee who is qualified to perform, under general supervision, all phases of SMAW, GTAW, GMAW, brazing and gas welding. The welder must have passed and maintained the appropriate ASME welder's performance test certification, using a Sierra Pacific Power Company qualified welding procedure specification. Must have completed and passed the ICS portion of the Apprentice Plant Mechanic training program. He must be familiar with and perform repairs of boilers, turbine, generators and all auxiliaries and perform these and other related duties with skill and efficiency. He is required to work from drawings and sketches, do layout work for fabrications of pipe and pipe hangers, know proper procedures for stress relieving and be thoroughly familiar with the Company's electrical and mechanical tagging and safety rules and be able to render first aid.

9250      *WORKER, BUILDING SERVICES, LEAD
          --------------------------------

          An employee working with and directing other Building Services Workers in maintaining the building and surrounding areas, to which he is assigned. Must be familiar with all details of Building Services work and shall provide supervision and training to the Building Services staff.
      Will be required to maintain supplies and to see that Building Services equipment is kept in good working condition. Shall notify Supervisor when repairs are needed and when problems arise. Must have three (3) months experience as a Building Services Worker before assignment to the job.
      May be required to keep time slips and records. May be required to have a valid Health Department Work Permit.

9310      *WORKER, CONSTRUCTION
          ---------------------

          An employee who assists Repairmen, Truck Drivers and Equipment
      Operators in the performance of their work. Must be able to learn all phases of the construction, repair, and alteration of wood, metal, masonry and earthen structures and utility facilities. Must be able to learn to use hand and power tools, and work in conjunction with heavy equipment.
      Must be knowledgeable of Company Safety Rules and General Policies.

                                 ATTACHMENT II
                                 -------------

                                EXHIBIT "B" (2)
                                ---------------
                          (as Amended January 1, 1998)


                          DELETED JOB CLASSIFICATIONS
                          ---------------------------



The following classifications shall be deleted and the incumbents shall be reclassified as indicated:




      1.  6285     Foreman, Mechanic, Maintenance, Working
                   becomes
                   Foreman, Mechanic, Maintenance & Control, Working

      2.  6295     Foreman, Shift, Working, Water Treatment
                   becomes
          6297     Foreman, Shift, Water Treatment, Working

      3.  7590     Mechanic, Maintenance
                   becomes
                   Mechanic, Maintenance & Control, WP

      4.  7683     Apprentice, Mechanic, Maintenance
                   becomes
                   Apprentice, Mechanic, Maintenance & Control, WP

      5.  6020     Foreman, Shop, Working
                   becomes
                   Foreman, Utility Fleet, Working

The following classifications shall be deleted:


1.  6815            Foreman, Meter Reader, Working
2.  7050            Operator, System, Senior
3.  7120            Technician, Well Production
4.  7140            Technician, Communications, G/W
5.  7215            Operator, Emergency Relief
6.  7220            Operator, System
7.  7355            Technician, Systems, Peaking/Hydro
8.  7510            Operator, System, Assistant
9.  7560            Mechanic, Traveling
10. 7602            Painter/Bodyman
11. 7603            Apprentice, Painter/Bodyman
12. 8210            Operator, Substation
13. 8745            Operator, Utility
14. 8778            Operator, Equipment, Assistant
15. 8840            Operator, Water Plant, Assistant
16. 8940            Operator, Utility II
17. 8950            Garageman, Traveling
18. 9244            Operator, Utility III
19. 9725            Representative, Accounts Payable, Sr.
20. 9781            Clerk, Data Control
21. 9855            Specialist, Translation Data

                                 ATTACHMENT III
                                 --------------

                            LETTERS OF UNDERSTANDING
                            ------------------------


1.  CLERICAL BIDDING NOTES (Moved to Attachment IV, Exhibit "C" (1), Bidding
    ----------------------
    Notes, effective 1/1/98)

2.  SICK LEAVE PAYOFF  (Moved to Title 15.9, effective 1/1/98)
    -----------------

3.  COMMUNICATIONS TECHNICIAN, TELECOMMUNICATIONS DEPARTMENT
    --------------------------------------------------------

    Guidelines to place incumbent Communications Technicians in revised
    Communications Technician Class I, II, and III lines of progression.

          A. All incumbent Communications Technicians at date of ratification will be reclassified to Communications Technician Class II at the starting wage rate.
          B. Each incumbent employee will be required to enroll in the Class II course of instruction. Upon satisfactory completion of the Class II course of instruction, each employee may enroll in the Class I course of instruction and progress within that job classification.
          C. Each incumbent employee placed in the Communications Technician
             Class II classification will be given a maximum of two (2) years to satisfactorily complete the Class II course. If an employee fails to satisfactorily complete the Class II course in two (2) years, the employee will be reclassified to a Communications Technician
             Class III with the associated rate of pay. The employee will then progress at the same rate as a new employee.
          D. Each incumbent employee, except those reclassified to Communications Technician Class III in Item 3., who have satisfactorily completed both Class I and Class II instruction will be reclassified to Communications Technician Class I when their total service time as a Communications Technician and Communications Technician Class II is forty-eight (48) months or more.

4.  EQUIPMENT OPERATOR EVALUATION COMMITTEE  (Deleted 1/1/98)
    ---------------------------------------

5.  EQUIPMENT OPERATOR PROGRAM  (Deleted 1/1/98)
    --------------------------

6.  EMERGENCY RESPONSE PROGRAM  (Moved to Attachment XII, effective 1/1/98)
    --------------------------

7.  FAMILY SICK LEAVE PROGRAM  (Moved to Title 15.10, effective 1/1/98)
    -------------------------

8.  TELEPHONE ALLOWANCE
    -------------------

          Employees receiving the telephone allowance as of May 1, 1991 will continue to receive one-half (1/2) of the base rate as long as they remain in a classification where the Company requires them to install and maintain a telephone in their home.

          Effective May 1, 1991, no one will be added to the list of eligible employees, i.e., employees bidding to classifications where the Company may have previously required an employee to install and maintain a telephone in their home will no longer be eligible for the phone allowance.

9.  DEPARTMENTAL SENIORITY FOR LABORERS  (Deleted 1/1/95)
    -----------------------------------

10. YARD OPERATOR--POWER PRODUCTION
    -------------------------------

          All incumbent employees in the Yard Operator classification shall be reclassified to Senior Yard Operator effective May 1, 1991.


11. CLERICAL OCCUPATIONAL GROUP - CHANGING WORK HOURS  (Moved to Title 6.15,
    -------------------------------------------------
effective 1/1/98)

12. ACCIDENT PREVENTION BOARD BUSINESS REPRESENTATIVE AS MEMBER
    -----------------------------------------------------------
    E-MAIL FOR UNION COMMUNICATIONS
    -------------------------------
    NEW EMPLOYEE ORIENTATION PARTICIPATION BY UNION
    -----------------------------------------------
       (Moved to Title 14.6, effective 1/1/98)

13. JOINT BENEFITS COMMITTEE ESTABLISHED OPTIONAL LIFE INSURANCE
    ------------------------------------------------------------
    LONG-TERM DISABILITY BARGAINING UNIT INSURING PLAN  (Moved to
    --------------------------------------------------
    Title 22, effective 1/1/98)

14. PART-TIME EMPLOYEES TERMS AND CONDITIONS  (Moved to Titles 3.5 & 22,
    ----------------------------------------
    effective 1/1/98)

15. EQUIPMENT OPERATOR PROGRESSION GUIDELINES  (Added 1/1/98)
    -----------------------------------------

          The Equipment Operator I performance test will generally consist of the following: Monthly evaluations by the Working Foreman or equivalent (a form entitled "Equipment Operator Evaluation" will be used for such evaluations). Additionally, the employee will be required to study and become knowledgeable of proper equipment safety and operating techniques as well as maintenance procedures for each piece of equipment he operates within the Equipment Operator I classification. This information is typically found in the equipment operator's manual and/or in other publications which deal specifically with operating equipment.

          Demonstration of Equipment Operator II skills and Journeyman skills, if applicable, will generally be determined through demonstrated proficiency, which will be evaluated and documented on the form entitled
      "Equipment Operator Evaluation". These evaluation forms are to be completed at least quarterly by the Working Foreman or equivalent. The
      Equipment Operator II should have these skills evaluated by at least 75% of the Working Foreman in a given department over the course of the progression, which will help ensure a representative yet thorough appraisal of the operator's skills is being achieved.

          Demonstration of understanding and basic proficiency in the following
      Journeyman level skills will be required in order to progress to Equipment
      Operator III:

          Gas and Water Distribution Department--Polyethylene pipe fusion
          -------------------------------------
      (including certification), facility locating, map and print reading, use of water tapping equipment, leak repair techniques.

          General Construction Department--Carpentry and forming techniques,
          -------------------------------
      reinforcing steel placement, concrete finishing, surveying techniques, map and print reading.

                                 ATTACHMENT IV
                                 -------------

                                EXHIBIT "C" (1)
                                ---------------
                          (as Amended January 1, 1995)

                LINES OF PROGRESSION FOR BIDDING AND DEMOTIONAL
                -----------------------------------------------
                        PURPOSES BY OCCUPATIONAL GROUPS
                        -------------------------------



                       DEFINITION OF OCCUPATIONAL GROUPS

Occupational Groups shall be defined as those separate divisions of the applicable Company "Departments" shown above. In those "Departments" where there is no such division, the entire "Department" shall be considered as an Occupational Group.

"A" Bid - Same classification or higher than job posted using group seniority. (Amended 1/1/95)

"B" Bid - Next lower classifications in group seniority. Classifications shown on chart above at the reverse end of arrows shall be considered next lower to those to which the arrow points. (Amended 1/1/95)

"C" Bid - Same classification in any other group using Company seniority.

"D" - Any classification in same group as job being posted using group seniority.

"E" - Any classification in any group using Company seniority.



                      LINES OF PROGRESSION (SEE FOLD-OUT)

                                 BIDDING NOTES
                                 -------------


1.    (Deleted 1/1/95)

2.    (Deleted 1/1/98) 3.  (Deleted 1/1/95)

4. Classifications labeled (4) shall be considered as Lineman for bidding purposes.

4a.   Any bids to Troubleman Electric shall be awarded by group seniority.
      (Added 1/1/98)

5.    (Deleted 1/1/95)

6.    (Deleted 1/1/95)

7.    (Deleted 1/1/95)

8. Serviceman, Equipment bidding to Plant Mechanic Apprentice shall not suffer a wage reduction if he has been in that classification for six (6) months or more. His wages will be red-circled until such time as his step rate in his new classification exceeds his red-circled wage rate. (Added
      5/1/86)

9.    Classifications labeled (9) shall be considered as "B" bids to Working
      Foreman. Fitters and Fitter-Welders will be considered "A" bids to Inspector. (Amended 1/1/95)

10. Representative, Customer Services and Meter Reader-Collector have equal bidding rights to Representative, Credit and Collections. (Added 5/1/86)

11. Incumbent Meter Reader-Collectors shall be considered as "A" bidders to Meter Reader-Collector Trainee and shall not suffer a wage reduction or job classification change. (Amended 1/1/95)

12. Classifications labeled (12) need not be posted and are considered non-bid jobs.

13.   (Deleted 5/1/81)

14.   (Deleted 5/1/68)

15.   (Deleted 5/1/68)

16. Awards to these jobs shall require successful completion of screening examination.

17.   (Deleted 1/1/95)

18.   (Deleted 5/1/71)

19.   (Deleted 5/1/71)

20.   (Deleted 5/1/74)

21.   Classifications labeled (21) shall be considered as "B" bids to Working
      Foreman subject to the time limits provided in the Working Foreman job description. A Storekeeper who is awarded a Reno Utility Materials
      Specialist vacancy shall assume the vacancy of his present Storekeeper rate of pay. Said wage rate shall remain in effect until (1) such time as it may be surpassed by the wage schedule of the Utility Materials
      Specialist classification as the result of continuous time spent in the Utility Materials Specialist classification or (2) until such time as it may be surpassed by the wage schedule of Utility Materials Specialist classification through the normal process of collective bargaining between Company and Union. A Utility Materials Specialist who is awarded a
      Storekeeper vacancy shall assume


      the vacancy at the wage step of the Storekeeper wage schedule which is next higher to the Utility Materials Specialist's present rate of pay.
      (Amended 5/1/76)

22.   (Deleted 1/1/95)

23. The successful bidder must meet the respirator fit-test requirements as outlined by OSHA before the job award can be made. This will require the employee to be clean shaven for the test. (Added 5/1/88)

24. If a Clerical Specialist in the Mail Room has progressed through the wage steps of that classification and is awarded a Mail Inserter Operator vacancy, he will start at the six-month wage step. (Added 5/1/91)

25.   (Deleted 1/1/95)

26. Clarifier Operator bidding to Apprentice Lab Technician shall not suffer a wage reduction if he has been in that classification for twenty-four (24) months or more. His wage will be red-circled until such time as his step rate in his new classification exceeds his red-circled wage rate. (Added
      1/1/95)

27.   (Deleted 1/1/95)

28    Sr. Control Technician will be red-circled when going to a Substation
      Technician.  (Effective 4/11/94; Added 1/1/98)

29.   Sr. Control Technician will be a "D" bidder to Control Working Foreman and
      Substation Technician to Control Working Foreman will be a "B" bidder.
      (Effective 4/11/94; Added 1/1/98)

30.       Clerical Bidding Notes  (Moved from Attachment III - Letters of
          ----------------------
      Understanding #1, effective 1/1/98)

          A. Generally speaking, Clerical employees will be hired at the minimum of the range. In exceptional cases, experience elsewhere will be counted in determining the starting rate. In no case will experience elsewhere be given more weight in determining the starting rate than if it had been with the Company.
          B. When a Clerical employee is in a wage progression and is promoted from one (1) job classification to another, his rate of pay shall be the starting rate for new classification or his present rate, whichever is higher. In the case of an employee who bids laterally to a job classification with the same wage progression, or an employee who bids downward to a job classification with a lower wage progression, his rate of pay shall be the starting rate for such classification, except that allowance shall be made by the Company for previous experience in the new classification. When a Clerical employee bids from one (1) Department, District or Sub-District to another in the same classification, his rate of pay shall remain the same.
          C. (Deleted 5/1/91)
          D. Employees in the Clerical Occupational Group job classifications listed below, who were hired prior to the 1986 contract ratification date, will be red-circled in their current wage progression (at the wage rate in effect May 1, 1986) and will continue to receive general wage increases based on that wage progression.

                     Clerical Representative
                     Clerical Specialist
                     Meter Reader-Collector
                     Customer Services Representative

                When an employee whose wage progression is red-circled becomes eligible to receive their final step increase under the red-circled wage progression, they will receive the top wage step of the red-
            circled wage progression or top wage step of the current book rate, whichever is higher. (Added 5/1/86)

          E. (Deleted 1/1/95)

"E" BIDDERS  (Moved from Flow Chart, effective 1/1/98)
-----------
Clerk
Clerk, Field
Coordinator, Fleet Repair License
Driver, Truck
Driver, Truck, Heavy
Garageman
Helper
Laborer
Messenger, Outside
Repairman, Tool
Specialist, Water Supply
Utilityworker, Universal
Worker, Construction

                                  ATTACHMENT V
                                  ------------

                                  EXHIBIT "D"
                                  -----------
                          (as Amended January 1, 1998)



(1)  SHIFT EMPLOYEES  (Moved to Title 6.13, effective 1/1/98)
     ---------------

(2)  SERVICE EMPLOYEES  (Moved to Title 6.14, effective 1/1/98)
     -----------------

(3)  OPERATIONS CENTER EMPLOYEES  (Deleted 1/1/98)
     ---------------------------

(4)  PART-TIME EMPLOYEES
     -------------------

(5)  OFFICE SERVICE EMPLOYEES  (Moved to Title 6.15, effective 1/1/98)
     ------------------------

                                  EXHIBIT "A"
                              1998 BARGAINING UNIT
                    MEDICAL/DENTAL/VISION OPTIONS COMPARISON

                                                   MEDICAL SERVICES
BENEFITS                        UNION BEST                 BASIC                     HEALTHFIRST             HHP
ANNUAL DEDUCTIBLE               $150/person                $200/person               No deductible           No deductible
                                 $300/family max. (must    PPO - $800/family max.       No claim forms            No claim forms
                                  be met by 2 or more        Non-PPO - No limit           Copays only              Copays only
                                    family members)

OUT OF POCKET MAXIMUM           Deductible plus            Deductible plus           $2,986.88; all          $1,000/person
 (Copays to do not apply to        PPO - $300/person         PPO - $1,000/person     copays apply                 $2,000/family
 out of pocket maximums for           $600/family               $4,000/family
 Union and Basic plans)         Non-PPO - $2,250/person      Non-PPO - No limit
                                     $4,500/family

LAB AND X-RAY EXPENSES          PPO - 90% after            PPO - 80% after           100% fully covered;     100% fully covered;
                                deductible                 deductible                      no copays                no copays
                                Non-PPO - 70% after ded.     Non-PPO - 50% after
                                                                    ded.
HOSPICE CARE                    100%; no deductible        100%; no deductible       100%; no copay          100%; no copay
SKILLED NURSING FACILITY        PPO - 90% after            PPO - 80% after           100%; no copay          100%; no copay
                                deductible                 deductible
                                Non-PPO - 70% after ded.     Non-PPO - 50% after
                                                                    ded.
HOME HEALTH CARE                PPO - 90% after            PPO - 80% after           $5 copay; 40 visits     100%; no copay
                                deductible                 deductible                per member per
                                Non-PPO - 70% after ded.     Non-PPO - 50% after     calendar year.
                                                                    ded.
MEDICAL EQUIPMENT OR OTHER      PPO - 90% after            PPO - 80% after           Durable medical         Durable medical
 SUPPLIES                       deductible                 deductible                equipment and           equipment and
                                Non-PPO - 70% after ded.     Non-PPO - 50% after     prosthetic devices      prosthetic devices
                                                                    ded.                100%; no copay            100%; no copay
HEARING AIDS                    No deductible - $1,500     No deductible - $1,000    Not covered             Not covered
                                every 5 yrs.               every 5 yrs.

BIRTH CONTROL DEVICES AND       PPO - 90% after            PPO - 80% after           Not covered.            Oral contraceptives and
                                deductible                 deductible                                        diaphragm covered under
                                                                                                             prescription drug plan
                                                                                                             rider;
STERILIZATION PROCEDURES        Non-PPO - 70% after ded.     Non-PPO - 50% after
                                                                    ded.


                                                                                                         Surgery - 100%; no copay
                                                                                                         Office visit  - $5 copay
HOSPITALIZATION                 $200 copay and                                       100%; no copay          100%, no copay
w/preauthorization                  PPO - 90% after            PPO - 80% after
                                       deductible                deductible
                                Non-PPO - 70% after ded.     Non-PPO - 50% after
                                                                    ded.

w/o preauthorization                 $200 copay and            PPO - 80% after
                                    PPO - 70% after              deductible
                                       deductible            Non-PPO - 50% after
                                 Non-PPO 50% after ded              ded.


SURGERY                                                                              Inpatient - 100%; no     Inpatient - $100%; no
w/second surgical opinion           PPO - 90% after            PPO - 80% after       copay                            copay
(if required)                       deductible                deductible                                  Same day surgery - 100%;
                                Non-PPO - 70% after ded.     Non-PPO - 50% after                                     no copay
                                                                   ded.


w/o second opinion                     PPO - 70% after          PPO - 60% after
                                       deductible               deductible
                                Non-PPO - 50% after ded      Non-PPO - 40% after
                                                                   ded.



                                             MEDICAL SERVICES
BENEFITS                        UNION BEST              BASIC                     HEALTHFIRST                  HHP
EMERGENCY ROOM VISITS           $50 copay and           $50 copay and             $75 copay, waived if         Emergency services -
                                   PPO - 90% after          PPO - 80% after       admitted directly to         $25 copay; waived if
                                     deductible               deductible          the hospital                       admitted
                                 Non-PPO - 70% after      Non-PPO - 50% after                                 Urgent services - $100
                                        ded.                     ded.                                                 copay

URGENT CARE SERVICES               PPO - 90% after      PPO - 80% after           $25 copay - Urgent Care    $10 copay - Urgent Care
                                     deductible         deductible                Ctr.                       Ctr.
                                 Non-PPO - 70% after      Non-PPO - 50% after        $75 copay - Hosp.          $100 copay - Hosp.
                                        ded.                     ded.                  Emergency Rm.              Emergency Rm.

ACCIDENT                        PPO - 90% after         PPO - 80% after           $75 copay, waived if       Emergency services -
                                deductible              deductible                admitted directly to       $25 copay; waived if
                                 Non-PPO - 70% after      Non-PPO - 50% after     the hospital               admitted
                                        ded.                     ded.             $50 copay for ambulance      Ambulance - 100%; no
                                                                                  services per occurrence             copay

PHYSICIAN'S OFFICE VISIT        $10 copay and           $10 copay and             $5 copay                   $5 copay
                                   PPO - 90% after          PPO - 80% after
                                     deductible               deductible
                                 Non-PPO - 70% after      Non-PPO - 50% after
                                        ded.                     ded.
PHYSICIAN'S FEES OTHER THAN     PPO - 90% after         PPO - 80% after           100%; no copay             100%; no copay
 OFFICE VISITS                  deductible              deductible
                                 Non-PPO - 70% after      Non-PPO - 50% after
                                        ded.                     ded.
ANNUAL PHYSICAL EXAM                EMPLOYEE ONLY       EMPLOYEE ONLY             $5 copay (Employee and     $5 copay (Employee and
                                 100% of first $300       100% of first $300      dependents)                dependents)
                                 PPO - Excess annual      PPO - Excess annual
                                 physical cost paid      physical cost paid at
                                   at 90% with no       80% with no deductible
                                     deductible            Non-PPO - Excess
                                  Non-PPO - Excess       annual physical cost
                                annual physical cost      paid at 50% with no
                                 paid at 70% with no          deductible
                                     deductible
SPOUSE MAMMOGRAPHY, PAP         Spouse mammography      80% with no deductible    No copay for radiology     No copay for radiology
 SMEAR, OR PROSTRATE            only;                                             service;                   service
 SCREENING (one per year)          PPO - 90% after                                 $5 office visit copay      $5 office visit copay
                                     deductible
                                 Non-PPO - 70% after
                                        ded.
WELL BABY CARE                  No coverage             4 visits/yr. up to age    $5 copay                   $5 copay
                                                        3 and required
                                                        immunizations paid
                                                        same as physician's
                                                        office visit
CHIROPRACTIC                    PPO - 90% after         PPO - 80% after           $5 copay with referral     $5 copay with referral
                                deductible              deductible                from PCP                   by PCP
                                 Non-PPO - 70% after      Non-PPO - 50% after
                                        ded.                     ded.
                                 Maximum $1,500 per     Maximum $1,500 per yr.
                                 yr. (does not apply    (does not apply to out
                                  to out of pocket          of pocket max.)
                                        max.)
MENTAL HEALTH
Inpatient treatment or daily       PPO - 90% after          PPO - 80% after         Inpatient - 100%; no       Inpatient - 100%; no
 program in lieu of                  deductible               deductible               copay up to 21             copay up to 21
 inpatient treatment             Non-PPO - 70% after      Non-PPO - 50% after        days/calendar year         days/calendar year
                                        ded.                     ded.                                         Max. 42 days/lifetime
                                 (separate $39,000        (separate $39,000
                                   lifetime max.)           lifetime max.)


Outpatient counseling           50% after ded. up to     50% after ded. up to      Outpatient counseling     Outpatient - $20 office
                                      $50/day;                 $50/day;            - $25 copay; up to 21     visit copay; up to 25
                                 maximum $1,500 per     maximum $1,500 per year     visits/calendar year      visits/calendar year
                                        year

                                                                   MEDICAL SERVICES
BENEFITS                           UNION BEST               BASIC                  HEALTHFIRST                HHP
       SPEECH THERAPY              PPO - 90% after          PPO - 80% after        Inpatient - 100%; no       Inpatient - 100%; no
                                      deductible               deductible                  copay                     copay
                                 Non-PPO - 70% after      Non-PPO - 50% after      Outpatient - $5 copay     Outpatient - $5 copay
                                         ded.                     ded.
                                   (separate $1,000         (separate $1,000
                                    lifetime max.)           lifetime max.)
COORDINATION OF BENEFITS (if    Not to exceed 100% of     Not to exceed % plan     Not to exceed 100% of     Not to exceed 100% of
 Company is secondary                UCR charges          would pay as primary      contracted charges         contracted charges
 carrier)                                                       carrier

LIFETIME MAXIMUM                $1,000,000               $1,000,000               Unlimited                  Unlimited
PRESCRIPTION DRUG CARD          $8 copay or 50%;         $16 copay or 50%;        $8 copay for each          $5 Generic (30-day
 PROGRAM                        whichever is less for    whichever is less for    30-day supply              supply)
                                each 30-day supply or    each 30-day supply        (3 copays for 90-day        $10 Brand (30-day
                                90-day supply for                                  supply of maintenance            supply)
                                maint. drugs                                              drugs)

                                                          DENTAL SERVICES

 DENTAL SERVICES                UNION BEST               BASIC                    HEALTHFIRST                HHP
                                                                                  (ANY DENTIST)             (ANY DENTIST)
ANNUAL DEDUCTIBLE               Combined with medical    Combined with medical    $   25                    $25/person; $50 family
                                option                   option
EXAM                            80% after deductible     80% after deductible     100% after deductible      100% of UCR;
Routine, x-rays, twice a yr.                                                                                 deductible waived

ROUTINE                         80% after deductible     80% after deductible     100% after deductible      100%; deductible
Prophylaxis including                Twice a year             Twice a year                                   waived
 cleaning, scaling, polishing                                                                                   Once in five (5)
                                                                                                                     months
ORAL SURGERY                    80% after deductible     80% after deductible     80% after deductible       80% after deductible
Extractions
BASIC                           80% after deductible     80% after deductible     80% after deductible       80% after deductible
 PERIODONTICS/ENDODONTICS
Gum repair, root canals,
 pulp capping, fillings,
 repair dentures
MAJOR                           80% after deductible     80% after deductible     50% after deductible       50% after deductible
 PERIODONTICS/PROSTHETICS
Crowns, dentures, bridges,
 partials
ORTHODONTIA                     $50 deductible - 50%     $50 deductible - 50%     50% - No deductible        50% - No deductible
                                after ded.               after ded.               $1,500 lifetime maximum       $1,500 lifetime
                                   $1,500 lifetime          $1,000 lifetime                                         maximum
                                       maximum                  maximum
MAXIMUM ANNUAL BENEFIT           $    1,500               $    1,200              $2,000                     $2,000


                                                                            VISION SERVICES
VISION                          UNION BEST/BASIC -    UNION BEST/BASIC -   HEALTHFIRST          HHP -              HHP -
 SERVICES                       PANEL DOCTOR          NON PANEL DOCTOR                          PANEL DOCTOR       NON PANEL DOCTOR


EXAM - Once every 12 months     $10 Copay             Up to $40            $40 reimbursement    $10 Copay          Up to $40
                                                      reimbursement                                                reimbursement
LENSES                          Full cost  of         Single vision        Up to $80, once      $20 deductible;    Single vision
                                lenses ordered by     lenses, up to $40    every two years      full cost of       lenses, up to $30
                                doctor to correct      Bifocal lenses,                          lenses ordered      Bifocal lenses,
                                your vision,              up to $60                             by your doctor         up to $50
                                excluding any          Trifocal lenses,                         to correct your     Trifocal lenses,
                                cosmetic items;           up to $80                             vision,                up to $65
                                once every 12             Lenticular                            excluding any          Lenticular
                                months                lenses, up to $125                        cosmetic items;      lenses, up to
                                                        once every 12                           once every 24       $125; once every
                                                            months                              MONTHS                  24 mos.




FRAMES - Once every 24          Full cost of          Frames, up to $45    Up to $50            Full cost of       Frames, up to $45
 months, if needed              allowable frames                                                allowable
                                based on wholesale                                              frames based on
                                pricing                                                         wholesale
                                                                                                pricing
CONTACT LENSES, Medically       Up to $210            Materials,           Up to $80, once      Fully covered      Materials,
 Necessary - Member doctor      reimbursement         fittings and         every two years      and are in lieu    fittings and
 must secure prior approval                           evaluation only,     either elective      of those           evaluation only
 from VSP for medically                               up to $210           or medically         benefits           up to $250
 necessary contact lenses                                                  necessary            described for
                                                                                                lenses and
                                                                                                frames
CONTACT LENSES, ELECTIVE        Up to $105 toward     Materials,           See above            Up to $130         Materials,
                                cost in lieu of       fittings and                              toward cost in     fittings and
                                lense and frame       evaluation only,                          lieu of lenses     evaluation only,
                                benefit above         up to $105                                and frames         up to $130

NOTE:
 .  Payments based on usual, customary and reasonable (UCR) charges.

 .  For more detailed medical, dental or vision information on the Union Best and
   Basic Plans, please refer to the Medical/Dental/Vision Summary Plan
 . Descriptions. St. Mary's Preferred HealthCare Network member service number is 829-3099.

 . For a complete explanation of applicable copayments and services covered by the HMO plans, please refer to:

           . St. Mary's HealthFirst packet - Summary of Benefits, Explanation of
             Copayments, Evidence of Coverage. Member service number is 829-
             6060.
           . Hometown Health Plan packet- Summary of Benefits, Explanation of
             Copayments, Evidence of Coverage. Member service number is 325-
             3232.

 . This summary is NOT meant to be a complete, legal description of the plans;
  the official Plan Documents, and/or the official Evidence of Coverage (EOC) prevail. 11/3/97

                                 ATTACHMENT IX
                     OUT-OF-TOWN WORK ASSIGNMENT GUIDELINES
                     --------------------------------------
                            (Added January 1, 1995)

          A.    PURPOSE

                Due to growth and operational changes which have occurred in our service area over the last few years, it has become more common to send employees away from their permanent work location to work in other areas. In most cases these temporary assignments are beneficial to both the Company and its employees. As the number of out-of-town assignments increases, however, so does the potential for disruption of family life and personal inconvenience of our employees.

          B.    NOTIFICATION OF WORK ASSIGNMENT
                As soon as a Supervisor learns that some of his employees will be needed on an out-of-town project or job he should make his employees aware of the following factors:

                1. Number of employees required in each classification from his work location for the job or project.
                2. Scope of work of the job or project (build new line, general maintenance, plant overhaul, etc.).
                3. Starting date and expected duration.
                4. Job location and reporting place.
                5. Expected working hours (overtime, if expected).\
                6. Any other information available and of interest to employees,
                   e.g., is there a special project agreement with the Union for the job?

          Keep in mind that employees appreciate being kept informed and effective, timely communications improve morale. THE SUPERVISOR SHOULD GIVE EMPLOYEES ASSIGNED OUT-OT-TOWN WORK AS MUCH ADVANCE NOTICE AS POSSIBLE.

          C.    MANNING OUT-OF-TOWN WORK ASSIGNMENTS

                1. VOLUNTARY:

                     a. If possible, the Supervisor should attempt to use
                  volunteers in each job classification, with the skill level required.
                     b. If there are more volunteers than are required for the
                  job assignment then employees should be selected on the basis of 1) qualifications, 2) accumulated overtime, 3) accumulated number of nights out-of-town, 4) Occupational Group Seniority from top to bottom, 5) operational needs.
                     c. Unless otherwise agreed to, volunteers will be expected to work through the entire project from start to finish. Supervisors should discuss this issue with employees at the earliest possible date.

                2.   NON-VOLUNTARY:

                     a. If volunteers are not available to fill the manpower
                  requirements of a project, assignments will be made on a non-voluntary basis. Employees will be selected on the basis of
                  1) qualifications, 2) accumulated overtime, 3) accumulated number of nights out-of-town, 4) Occupational Group Seniority from bottom to top, 5) operational needs.
                     b. On the next mandatory job assignment, the next employees on the Out-Of-Town Assignment List should be selected. By assigning employees in this order, all employees will share equally in performance of out-of-town assignments.

                     c. If an employee volunteers for an out-of-town assignment, he should be considered as doing so on his own accord, and will still be required to take his turn at non-voluntary assignments based on Section C (2)(a).
                     d. If an employee is unable to work his out-of-town
                  assignment when selected due to illness, personal hardship, or any other reason of a temporary nature, he shall be replaced on the list as the first to go when his problems are resolved.
                     e. Any new employee reporting to a work location will be
                  placed on the Headquarters' Out-Of-Town Assignment List and will be assigned out-of-town work when his turn arrives based on Section C (2)(a).
                     f. Employees should be kept informed where they stand on
                  the Out-Of-Town Assignment List, as this will give them additional time to plan in advance for out-of-town assignments.

          D.    PERSONAL HARDSHIP

                1. When an employee feels that an out-of-town assignment will create a personal hardship he should explain all the facts to his Supervisor. The Supervisor should listen to the employee, evaluate the situation and make a decision whether to send the employee on a non-voluntary basis or not. These decisions will have to be made on a case-by-case basis, relying on the information supplied by the employee as well as other facts which may be known to the Supervisor.
                2. If a non-voluntary job assignment lasts more than eight (8)
                  weeks the Supervisor should consider rotating personnel to complete that job assignment. (If for example, the Supervisor knows that an out-of-town work assignment will last for ten
                  (10) weeks, he might consider sending two (2) different groups for five (5) weeks each.)

          E.    OTHER CONSIDERATIONS

                1. Continuity - Is it better to have the same group of employees do the full job rather than changing in the middle of the project?
                2. Project Length - Eight (8) weeks is not necessarily the ideal maximum assignment for some projects. Some might be shorter, depending on the travel required, working conditions, equalization of overtime, etc.
                3. Job Location - If the assigned job locations are so far away that employees cannot return home on weekends, consideration should be given to making shorter assignments and rotating employees.
                4. Productivity - Employees away from home on an involuntary basis for long periods of time may become less productive. Harmony and efficiency in the operation should be considered by Supervisors.

               5. Skills Required - Certain employees with special skills may be required at certain projects for the duration of the project, or they may be required to remain at their home location regardless, of the provisions of these guidelines. This will depend on job requirements.

               6. Reporting Place - When board and lodging are provided by the --- Company, the reporting place will be the Company designated lodging of the local headquarters.

                                 ATTACHMENT XI
                                 -------------
                               JOB SITE REPORTING
                               ------------------
                                 (Added 1/1/98)

Sierra Pacific Power Company and Local Union 1245 of the International Brotherhood of Electrical Workers hereby mutually agree to the following:

A. DEFINITION - TEMPORARY ASSEMBLY SITES
   -------------------------------------

          Employees who are assigned to work away from their regular assigned reporting place will be required to report to work at the established starting time and the established temporary assembly site designated by the Company. (Temporary assembly site is defined as a temporary work location, not regularly established as a company reporting place or headquarters.) It is understood that the temporary assembly site designated by the Company may change from time to time due to changes in the Company's operational requirements. When necessary, the Company shall provide water and sanitation facilities for the employee's use at the temporary assembly site. Temporary assembly sites shall be within twenty (20) road miles, one way, of the employee's regular reporting headquarters and accessed by a regularly maintained, paved, all-weather road. Access by other roads must be mutually agreed upon by the Company and the Union. When a change of temporary assembly site occurs, the Union will be notified as far in advance as practicable.

B. CONDITIONS FOR IMPLEMENTING
   ---------------------------

    1. The Company shall not reduce the work force as a result of job site reporting.
    2. An employee's regular reporting headquarters shall not be changed for the purpose of job site reporting
    3. Each employee shall receive an expense allowance for each day the employee physically reports to the temporary assembly site. The expense allowance will be $17.50 per day when the job site is within 20 road miles of the employee's regular reporting headquarters.
    4. The guidelines contained in Section C (Staffing Temporary Assembly Sites) of this agreement shall be followed to provide personnel for projects or jobs using a temporary assembly site.
    5. The Company shall provide a secure area for Company vehicles and employee's personal vehicles.
    6. All other provisions and terms of the agreement between Sierra Pacific Power Company and Local Union No. 1245 shall apply as if employees were reporting to their regular headquarters.
    7. During the three (3) year trial period (January 1, 1998 to December 31,
       2000) EITHER PARTY on a department or location basis may cancel this proposal as related to that work area with thirty (30) days written notice after Company and Union have met and attempted to resolve problems associated with job site reporting.

STAFFING TEMPORARY ASSEMBLY SITES
---------------------------------

    1. A sign-up sheet will be posted in the regular reporting headquarters no less than five (5) work days prior to the establishment of a temporary assembly site. The sign-up sheet shall include a description of the project, location of the temporary assembly site, classifications required, an estimate of the duration of the assignment, and any other relevant information.
    2. Job site reporting assignments shall be staffed on a voluntary basis unless there is an insufficient number of volunteers then the assignment will be staffed using reverse seniority. Volunteers shall be selected in order from the Group Seniority List by required classification. A system of totaling and equalizing remote reporting assignments shall be established and reduced in writing in each department in a headquarters.
    3. Unless otherwise agreed to, employees will be expected to work through the entire project from start to finish. If a personal hardship arises, consideration will be given to the employee and the next qualified employee on the Group Seniority List will be given the opportunity to be the replacement.
    4. The assigned foreman, along with the supervisor and others involved in the project, will participate in planning and scheduling for the project.
    5. Transportation will be provided as necessary for personnel and their tools to and from the temporary assembly site on the first and last days of the project.
    6. Safe storage for employee's tools will be provided.
    7. Employee's paychecks, messages, company mail, notifications of CDL drug tests, etc., will be made available in a timely manner.

                                 ATTACHMENT XII
                           EMERGENCY RESPONSE PROGRAM
                           --------------------------

                Consistent with the provisions and obligations of Section 2.1, Title 2 of the Collective Bargaining Agreement between Sierra Pacific Power Company and Local Union No. 1245 of the International Brotherhood of Electrical Workers, the parties hereby agree to the following:

                The Company and Union recognize there may arise situations in various departments of the Company where availability of some key classifications becomes imperative in the rendering of service to the customer and for the safe, effective operation of facilities. To assure availability of these key people, the Company and Union mutually agree to the following conditions that will apply to both parties for Positive Emergency Response.

      A.              Conditions Applicable to Company

                    1. The Company will provide an appropriate radio-equipped vehicle for the employee's commute purposes.
                    2. The Company will provide a pager or hand-held radio/telephone to improve the employee's mobility and communication.
                    3. Normal work hours will prevail during employee's regular work days.
                    4. Availability schedule will apply from the end of employee's shift on Friday until the beginning of employee's shift on Monday, during holidays and such other times when adequate emergency coverage is not available (Amended 1/1/98)

                    5. The Company shall provide an option for either (1)
                       availability premium to employee of:
                                $3.27/hour, effective 1/1/98
                                $3.36/hour, effective 1/1/99
                                $3.45/hour, effective 1/1/00

                         for every hour employee is available for duty exclusive of employee's normal pay for regular scheduled hours worked. (Amended 1/1/95) or (2) "day in lieu of" at the following rates: All non-holiday hours will be factored at the .127/hour accrual rate. Example--2-day weekend - from 1530 Friday to 0700 Monday = 63.5 hours X .127 = 8 hours. All holiday hours will be factored at the .251/hour accrual rate. Example--Christmas Day--from 1530 Christmas Eve day to 0700 the day after Christmas=15.5 hours X .127 hours + 24 hours X .251 = 8 hours. Example below:
                                    1 weekend @ 1 day in lieu
                                    Monday-Friday work week @ 1 day in lieu
                                    Holiday @ 1 day in lieu  (Amended 1/1/98)
                         Note:  The availability premium will be adjusted each
                         -----
                         January 1, beginning January 1, 1996. The adjustment will be made by a percentage equal to the general wage increase. (Added 1/1/95)

                    6. The Company shall compensate the employee at the
                       applicable overtime rate as provided in Title 10 of the Agreement for any hours worked outside normally scheduled hours during the availability period plus the availability premium for all hours available.
                    7. The maximum limit of in lieu accrual hours on pager duty is 160 hours, after which, only premium pay will be available. (Added 1/1/98)

      B.    Conditions Applicable to Employee

                    1. Employee must live within the sub-district boundaries and be available to receive communication to qualify for emergency availability scheduled.
                    2. Employee must be in physical condition to perform
                       assigned duties when emergency situations arise.

                3. The employee must respond to a page within ten (10) minutes of the notification and report within a reasonable time thereafter.
                4. Substitutions of coverage may be arranged only with the approval of the Supervisor in charge, and the substitute employee must be qualified to perform the assigned duties.
                5. The employee on duty will have first opportunity to fill availability schedule. If a substitute employee is required, accumulated overtime will prevail. (Amended 1/1/95)

      C.  (Deleted 1/1/95)

      D. If, in the event there is no duty employee, a departmental procedure to administer the Emergency Response Program must be established in writing and agreed to by the Company and Union. (Added 1/1/98)

                                ATTACHMENT XIII
                    COMPANY STATEMENT RE:  CONTINUATION OF
                     ---------------------------------------
                        POST RETIREMENT MEDICAL COVERAGE
                        --------------------------------
                                 (Added 1/1/98)

"It would not be fiscally responsible (nor meaningful) for SPPCo to "guarantee" Post-Retirement medical coverage indefinitely into the future. Since current retiree medical and insurance costs are paid from current earnings each year, a change in the control of the Company or bankruptcy could very well defeat the purpose of any such "guarantee". To protect this benefit for SPPCo's current and future retirees, the Company in 1993 established an irrevocable trust for post retirement medical and life insurance costs. Beginning in 1993 the Company has contributed the maximum amount permitted by tax code each year to this trust. This trust falls under ERISA laws and protections and cannot be used for any purpose other than post retirement medical benefit costs.

As of January, 1997, the assets in the trust for Bargaining Unit employees totaled $17,993,852. The present value Accumulated Benefit Obligation (APBO) was projected at $29,915,693. Assuming continued Company contribution, no change in Plan design, and other economic and asset growth assumptions are realized, it is expected that the trust will be adequately funded by 2013 to meet current Accumulated Post Retirement Medical Benefits Obligations.

Based upon prior rate orders and the recent stipulation with the Nevada Public Service Commission, the Company is required to fund post retirement medical to the maximum amount permitted by the tax code."

                                 ATTACHMENT XIV
                            LETTER OF UNDERSTANDING

                          Sierra Pacific Power Company

                               November 21, 1997

Mr. Jack McNally
Business Manager
I.B.E.W. Local No. 1245
P. O. Box 4790
Walnut Creek, California 94596

Dear Mr. McNally:

          This letter refers to the work-at-home schedule for Customer Services Representative employees in the Business Office, Clerical Occupational Group, Reno.

          Under Section 6.15, the Company is proposing the following guidelines to provide a more useful and productive work environment with little impact to those working in the office. Perceived advantages that have been noted during the time employees have been working at home are; disaster recovery capabilities, outages, no commuting, scheduling flexibility, space in the office, reduced sick leave, and in some cases, increased call productivity. The following are stipulations that must be met in order for employees to work at home.

1. If an employee falls under conditions set by the "Family & Medical Leave Act", the employee will be able to work at home.
2. An office environment must be kept in the home during such time to promote an environment free from noise and outside distractions.
3. The Customer Service Representative must be available to come into the office for safety meetings, staff meetings, or any other additional training that might be required.
4. The productivity of the Customer Service Representative must remain consistent or better with what has been observed in the office. All monitoring and call statistics will continue to ensure quality customer service and expected performance standards.
5. The office may request at any time for the Customer Service Representative to return to the office to work on a permanent basis with advance written notice and give reasonable verbal notice for temporary return for equipment malfunction, technical problems, or the like.
6. If the Customer Service Representative chooses to use his/her own personal computer (not supplied by Sierra Pacific Power Company), Company will not be responsible for any damage to or malfunction of the computer. Company will maintain all equipment owned by Sierra Pacific Power Company.
7. The employee will be required to work at least one (1) day a week in the office.
8. The employee will be required to work at least one (1) day a week in the office. The employee will provide a "date of return" to the supervisor based on the length of absence.
9. The employee will sign a document stating agreement of the above with a listed date of return.

          If you are in agreement, please sign one copy of this letter and return.

                                 Sincerely,



                                 Bonnie MacMullen
                                 HR Services Manager

AGREED TO BY:


---------------------------      ---------------------------
For I.B.E.W. Local No. 1245      Date


cc:       C. Elmore              J. Stralla
          G. Djukanovich         P. Zimmerman
          D. Rhoden              File

Exhibit (10)(C) to the 1997 Sierra Pacific Power Company Form 10-K



April 29,1997

Mr. Stan Waters
Manager, Wholesale Power Sales
825 N.E. Multnomah, Suite 625
Portland, OR 97232

RE: TERMINATION of POWER PURCHASE FROM PACIFICORP UNDER THE INTERCONNECTION AGREEMENT OF MAY 19, 197 1.

Dear Mr. Waters:



          Pursuant to section 2.2 of the Interconnection Agreement between Sierra Pacific Power Company and PacifiCorp entered into on May 19, 1971 and amended on September 12, 1977, September 3, 1985, February 28, 1991, and May 1, 1992, Sierra Pacific Power Company hereby offers notice to terminate the purchase effective April 30, 2000. As agreed in a letter from PacifiCorp dated February 25, 1997, termination given on or before April 30, 1997 will constitute notice of termination as if it had been provided to PacifiCorp by April 30, 1996 pursuant to Subsection 2.2.

          Sierra Pacific Power Company would welcome any additional proposals from PacifiCorp with regard to this contract prior to the termination date and hopes to continue discussions held to date with regard to possible mutual savings possibilities.

          If you have any questions with regard to this termination request, please contact Jim Bengochea, Director, Power Management at (702) 689-4874

                         Sincerely,

                         Mr. Randy Harris
                         Vice President, Energy Marketing Business

cc:       PacifiCorp
          Vice-President, Power Systems & Development
          700 N.E. Multnomah, Suite 1600
          Portland, OR 97232-4116

                                                                    EXHIBIT 12.A




                         SIERRA PACIFIC POWER COMPANY
                   CALCULATION OF PRE-TAX INTEREST COVERAGES

                                            1997         1996        1995
                                          --------     --------     --------

Total Income Before Interest Charges      $126,705     $113,106     $ 99,678

Add:  Income Taxes:
        Included in operating expense       40,387       36,241       37,370
        Included in other income - net      (1,511)      (1,183)        (231)
      Allowance for Borrowed Funds
        Used During Construction             4,785        3,924        3,412
                                          --------     --------     --------

            TOTAL NUMERATOR               $170,366     $152,088     $140,229
                                          ========     ========     ========
Interest Charges:
  Long-Term Debt                          $ 39,609     $ 37,051     $ 35,326
  Other                                      4,583        4,579        1,781
                                          --------     --------     --------

            TOTAL DENOMINATOR             $ 44,192     $ 41,630     $ 37,107
                                          ========     ========     ========

PRE-TAX INTEREST COVERAGE                     3.86         3.65         3.78
                                          ========     ========     ========


                                                                    EXHIBIT 23.1

INDEPENDENT AUDITOR'S CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-17041 of Sierra Pacific Power Company on Form S-3 of our report dated February 16, 1996, on our audit of the consolidated statements of income, cash flows and shareholder's equity for the year ended December 31, 1995 appearing in and incorporated by reference in the Annual Report on Form 10-K of Sierra Pacific Power Company for the year ended December 31, 1997.


Coopers & Lybrand L.L.P.

San Francisco, California
March 16, 1998

                                                                    EXHIBIT 23.2

INDEPENDENT AUDITOR'S CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-17041 of Sierra Pacific Power Company on Form S-3 of our report dated January 30, 1998, appearing in and incorporated by reference in the Annual Report on Form 10-K of Sierra Pacific Power Company for the year ended December 31, 1997.


Deloitte & Touche

Reno, Nevada
March 16, 1998