Form 10-Q/A
period 1998-03-31
SIERRA PACIFIC RESOURCES
filed 1998-07-02
CIK 741508

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998


                                  OR


[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO


                         Commission File Number 1-8788


                            SIERRA PACIFIC RESOURCES
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
            NEVADA                                   88-0198358
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


P.O. BOX 10100 (6100 NEIL ROAD)                      89520-0400
         RENO, NEVADA                                  (89511)
(Address of principal executive office)              (Zip code)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                 Class                         Outstanding at May 12, 1998
     Common Stock, $1.00 par value                  30,941,219 shares
--------------------------------------------------------------------------------

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 by adding as an Appendix thereto the Quarterly Report on Form 10-Q of the registrant's wholly-owned subsidiary, Sierra Pacific Power Company, for the fiscal quarter ended March 31, 1998, which Appendix is attached to this amendment.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SIERRA PACIFIC RESOURCES



                              By:  /s/  Mark A. Ruelle
                                  -------------------------------
                                   Mark A. Ruelle
                                   Senior Vice President
                                   Chief Financial Officer
                                   (Principal Financial Officer)
                                   (Principal Accounting Officer)


Date:  July 2, 1998

                                                                        APPENDIX
================================================================================

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

          Class                             Outstanding at May 12, 1998
Common Stock, $3.75 par value                       1,000 Shares


================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998



                                  CONTENTS

                                                                            Page
                                                                            ----
                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.    FINANCIAL STATEMENTS


           Report of Independent Accountants.................................3

           Condensed Consolidated Balance Sheets - March 31, 1998 and
           December 31, 1997.................................................4

           Condensed Consolidated Statements of Income - Three Months
           Ended March 31, 1998 and 1997.....................................5

           Condensed Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 1998 and 1997.....................................6

           Notes to Condensed Consolidated Financial Statements..............7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.....................................................8

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.    LEGAL PROCEEDINGS................................................14

ITEM 5.    OTHER INFORMATION................................................14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................14

Signature Page..............................................................15

Appendix....................................................................16

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholder of Sierra Pacific Power Company
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1997, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Reno, Nevada
April 23, 1998

                          SIERRA PACIFIC POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                         MARCH 31,                   DECEMBER 31,
                                                                                           1998                         1997
                                                                                      --------------               --------------
                                                                                        (UNAUDITED)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                        $2,079,796                   $2,063,269
    Less:  accumulated provision for depreciation                                            680,484                      664,490
                                                                                          ----------                   ----------
                                                                                           1,399,312                    1,398,779
  Construction work-in-progress                                                              198,792                      202,036
                                                                                          ----------                   ----------
                                                                                           1,598,104                    1,600,815
                                                                                          ----------                   ----------
Investments in subsidiaries and other property, net                                           27,264                       26,791
                                                                                          ----------                   ----------
Current Assets:
  Cash and cash equivalents                                                                   23,625                        6,920
  Accounts receivable less provision for uncollectible accounts 1998 -
    $1,398; 1997 - $1,704                                                                     94,596                      104,926
  Materials, supplies and fuel, at average cost                                               27,772                       25,255
  Other                                                                                        5,315                        2,572
                                                                                          ----------                   ----------
                                                                                             151,308                      139,673
                                                                                          ----------                   ----------
Deferred Charges:
  Regulatory tax asset                                                                        66,548                       66,563
  Other regulatory assets                                                                     62,179                       63,476
  Other                                                                                       15,911                       14,924
                                                                                          ----------                   ----------
                                                                                             144,638                      144,963
                                                                                          ----------                   ----------
                                                                                          $1,921,314                   $1,912,242
                                                                                          ==========                   ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                             $  642,385                   $  639,556
  Preferred stock                                                                             73,115                       73,115
  Preferred stock subject to mandatory redemption:
  Company-obligated mandatorily redeemable preferred securities of the
     Company's subsidiary Sierra Pacific Power Capital I, holding solely $50 million principal amount of 8.6% junior
     subordinated debentures of the Company, due 2036                                         48,500                       48,500
  Long-term debt                                                                             606,780                      606,889
                                                                                          ----------                   ----------
                                                                                           1,370,780                    1,368,060
                                                                                          ----------                   ----------
Current Liabilities:
  Short-term borrowings                                                                       85,000                       75,000
  Current maturities of long-term debt and preferred  stock                                      458                          454
  Accounts payable                                                                            49,667                       63,088
  Accrued interest                                                                            13,490                        6,394
  Dividends declared                                                                          20,365                       19,365
  Accrued salaries and benefits                                                               10,066                       14,978
  Other current liabilities                                                                   37,035                       19,209
                                                                                          ----------                   ----------
                                                                                             216,081                      198,488
                                                                                          ----------                   ----------
Deferred Credits:
  Accumulated deferred federal income taxes                                                  157,984                      162,627
  Accumulated deferred investment tax credit                                                  39,382                       39,873
  Regulatory tax liability                                                                    40,554                       40,767
  Accrued retirement benefits                                                                 38,131                       37,456
  Customer advances for construction                                                          32,532                       38,478
  Other                                                                                       25,870                       26,493
                                                                                          ----------                   ----------
                                                                                             334,453                      345,694
                                                                                          ----------                   ----------
                                                                                          $1,921,314                   $1,912,242
                                                                                          ==========                   ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                         ---------
                                                                                   1998             1997
                                                                                 ------           ------
                                                                                        (Unaudited)
OPERATING REVENUES:
  Electric                                                                    $  142,139        $  134,655
  Gas                                                                             31,366            28,177
  Water                                                                            9,217             9,026
                                                                              -----------       -----------
                                                                                 182,722           171,858
                                                                              -----------       -----------
OPERATING EXPENSES:
  Operation:
    Purchased power                                                               38,375            31,878
    Fuel for power generation                                                     23,880            22,807
    Gas purchased for resale                                                      19,331            14,792
    Other                                                                         28,828            31,127
  Maintenance                                                                      4,696             6,049
  Depreciation and amortization                                                   16,921            15,378
  Taxes:
    Income taxes                                                                  12,660            12,843
    Other than income                                                              4,893             4,692
                                                                              -----------       -----------
                                                                                 149,584           139,566
                                                                              -----------       -----------
OPERATING INCOME                                                                  33,138            32,292
                                                                              -----------       -----------
Other Income:
  Allowance for other funds used during construction                                 971             1,434
  Other income - net                                                                 122               251
                                                                              -----------       -----------
                                                                                   1,093             1,685
                                                                              -----------       -----------
        Total Income Before Interest Changes                                      34,231            33,977
                                                                              -----------       -----------
INTEREST CHARGES:
  Long-term debt                                                                   9,768             9,946
  Other                                                                            1,908               799
  Allowance for borrowed funds used during construction
     and capitalized interest                                                     (1,682)           (1,168)
                                                                              -----------       -----------
                                                                                   9,994             9,577
                                                                              -----------       -----------
INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                                            24,237            24,400
  Preferred dividend requirements of Company-obligated mandatorily
   redeemable preferred securities                                                (1,043)           (1,043)
                                                                              -----------       -----------
INCOME BEFORE PREFERRED DIVIDENDS                                                 23,194            23,357
  Preferred dividend requirements                                                 (1,365)           (1,365)
                                                                              -----------       -----------
INCOME APPLICABLE TO COMMON STOCK                                             $   21,829        $   21,992
                                                                              ===========       ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         SIERRA PACIFIC POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                                  ---------
                                                                           1998                1997
                                                                       ---------           ---------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                      $   23,194        $   23,357
  Non-cash items included in income:
    Depreciation and amortization                                            16,921            15,378
    Deferred taxes and deferred investment tax credit                        (5,333)             (583)
    AFUDC and capitalized interest                                           (2,653)           (2,601)
    Early retirement and severance amortization                               1,054             1,257
    Other non-cash                                                              156              (474)
  Changes in certain assets and liabilities:
    Accounts receiveable                                                     10,330             7,908
    Materials, supplies and fuel                                             (2,517)            1,294
    Other current assets                                                     (2,743)           (1,434)
    Accounts payable                                                        (13,421)           (9,835)
    Other current liabilities                                                20,010             3,105
    Other - net                                                              (1,429)           (2,195)
                                                                         -----------       -----------
  Net Cash Flows From Operating Activities                                   43,569            35,177
                                                                         -----------       -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant                                                (24,894)          (28,498)
  Non-cash charges to utility plant                                           2,724             2,667
  Net customer refunds and contributions in aid construction                  4,644             2,484
                                                                         -----------       -----------
  Net cash used for utility plant                                           (17,526)          (23,347)
(Investments in) Disposal of subsidiaries and other property - net             (497)               53
                                                                         -----------       -----------
Net Cash Used in Investing Activities                                       (18,023)          (23,294)
                                                                         -----------       -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Increase in short-term borrowings                                          10,637             8,654
  Reduction of long-term debt                                                  (113)             (107)
  Dividends paid                                                            (19,365)          (17,364)
                                                                         -----------       -----------
Net Cash Used In Financing Activities                                        (8,841)           (8,817)
                                                                         -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    16,705             3,066
Beginning balance in Cash and Cash Equivalents                                6,920               890
                                                                         -----------       -----------

Ending Balance in Cash and Cash Equivalents                              $   23,625        $    3,956
                                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During Period For:
    Interest                                                             $    5,281        $    4,805
    Income Taxes                                                                  -                 -


   The accompanying notes are an integral part of the financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


NOTE 1.    MANAGEMENT'S STATEMENT
---------------------------------

    In the opinion of the management of Sierra Pacific Power Company, hereafter known as the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Deloitte & Touche LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements, and their report has been included in this report.

    The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sierra Pacific Power Capital I, Pinon Pine Corp., and Pinon Pine Investment Co. All significant intercompany transactions and balances have been eliminated in consolidation.

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

    In February 1998, the FASB issued SFAS 132 entitled "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans for fiscal years beginning after December 15,1997. The statement does not change the measurement or recognition of those plans. Therefore, management believes this statement will not have a material impact on the financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------

Electric Operations
-------------------

     The components of gross margin for electric operations are (dollars in thousands):


                                                      Three Months
                                                     Ended March 31,
                                                     ---------------
                                                                                      Increase            Increase
                                                  1998                  1997         (Decrease)          (Decrease) %
                                            ----------            ----------         ----------          ------------
Electric Operating Revenues (dollars):
        Residential                            $46,526               $45,136             $1,390                3.1%
        Commercial                              41,802                40,583              1,219                3.0%
        Industrial                              43,992                41,720              2,272                5.4%
                                            ----------            ----------         ----------          ----------
        Electric Revenues before Other         132,320               127,439              4,881                3.8%
        Other                                    9,819                 7,216              2,603               36.1%
                                            ----------            ----------         ----------          ----------
          Total Revenues                       142,139               134,655              7,484                5.6%

Electric Energy Costs:
        Purchased Power                         38,375                31,878              6,497               20.4%
        Fuel for Power Generation               23,880                22,807              1,073                4.7%
                                            ----------            ----------         ----------          ----------
          Total Energy Costs                    62,255                54,685              7,570               13.8%
                                            ----------            ----------         ----------          ----------
Gross Electric Margin                          $79,884               $79,970               ($86)              -0.1%
                                            ==========            ==========         ==========          ==========


Electric Operating Revenues Megawatt-Hours (MWH):

        Total MWH Sales                      2,276,379             1,949,724            326,655               16.8%
        Less: Other Sales MWH                  251,864               102,995            148,869              144.5%
                                            ----------            ----------         ----------          ----------
        Electric Sales before Other
          Sales MWH                          2,024,515             1,846,729            177,786                9.6%
                                            ----------            ----------         ----------          ----------

        Average Revenues per MWH                $65.36                $69.01             ($3.65)              -5.3%


     Residential, commercial and industrial revenues increased due to an overall increase in customers of 3.00%. The increases in revenue were partially offset by a rate reduction that went into effect in March 1997.

     Other revenues increased primarily due to an increase in wholesale sales and additional facilities surcharge revenue.

     Purchased power energy costs in the preceding table consisted of the following total MWHs and average electric costs:


                                                       Three Months
                                                       Ended March 31,
                                                      ----------------                 Increase/         Increase/
                                                    1998                  1997         (Decrease)        (Decrease)%
                                           -------------         -------------        -----------        -----------

        Purchased Power MWH                1,188,202                933,730             254,472             27.3%
        Average cost per MWH of
           Purchased Power                    $32.30                 $34.14              ($1.84)            -5.4%

     The cost of purchased power increased because of an increase in the volume of purchased power due to system load growth and additional wholesale sales in 1998. The increase in the cost of purchased power was partially offset by a reduction in the cost per MWH due to an increase in the amount of secondary energy purchases relative to firm purchases in 1998. Secondary energy purchases were considerably less expensive per MWH.

     Fuel for power generation provided the following total megawatt-hours (MWH) and average electric costs (dollars in thousands):

                                                       Three Months
                                                       Ended March 31,
                                                      ----------------                 Increase/         Increase/
                                                    1998                  1997         (Decrease)        (Decrease)%
                                           -------------         -------------        -----------        -----------

        Fuel for Power Generation               $23,880               $22,807            $1,073             4.7%

        Power Generated MWH                   1,229,753             1,110,515           119,238            10.7%
        Average cost per MWH of
          generation fuel                        $19.42                $20.31            ($0.89)           -4.4%

     The cost of fuel for generation increased because of increased generation requirements to meet continued customer growth. The increase in the cost of fuel for generation was partially offset by a reduction in the cost per MWH due to reduced coal costs in 1998.

GAS OPERATIONS
--------------

     The components of gross margin for gas operations are (dollars in thousands):

                                                       Three Months
                                                       Ended March 31,
                                                      ----------------                 Increase/         Increase/
                                                    1998                  1997         (Decrease)        (Decrease)%
                                           -------------         -------------        -----------        -----------
Gas Operating Revenues:
     Residential                               $16,070               $14,970             $1,100             7.3%
     Commercial                                  8,644                 8,031                613             7.6%
     Industrial                                  3,848                 3,762                 86             2.3%
     Other                                       2,804                 1,414              1,390            98.3%
                                            ----------            ----------         ----------        --------
       Total Revenues                           31,366                28,177              3,189            11.3%
                                            ----------            ----------         ----------        --------

Gas Energy Costs:
     Gas Purchased for Resale                   19,331                14,792              4,539            30.7%
                                            ----------            ----------         ----------        --------
Gross Gas Margin                               $12,035               $13,385            ($1,350)          -10.1%
                                            ----------            ----------         ----------        --------


                                                  Three Months
                                                 Ended March 31,
                                                 ---------------
                                                                              Increase              Increase
                                                 1998               1997      (Decrease)            (Decrease) %
                                        --------------     --------------     --------------        ------------
Gas Operating Revenues (Decatherms):
        Total Decatherms Sold               6,486,360          5,343,748           1,142,612           21.4%

Average Revenues per Decatherm            $      4.84         $     5.27          $    (0.43)          -8.2%

     Residential, commercial and industrial revenues increased due to a 5.2% increase in customers.

     Other revenues increased because of an increase in sales for resale due to increased focus on this business opportunity.

     Gas Energy Costs consisted of the following total decatherms purchased and average gas costs:

                                                  Three Months
                                                 Ended March 31,
                                                 ---------------
                                                                                  Increase/         Increase/
                                                 1998               1997         (Decrease)         (Decrease) %
                                        --------------     --------------     --------------        ------------
Decatherms Purchased                       6,503,945          5,279,150           1,224,795            23.2%
Average cost per Decatherm
  of gas purchased for resale            $      2.97        $      2.80         $      0.17             6.1%

     The cost of gas purchased for resale increased because of an increase in the unit cost of firm and spot purchases. Total decatherms purchased increased over the first quarter of 1997 because of the increase of sales for resale during the current year.


 WATER OPERATIONS
-----------------


                                                   Three Months
                                                  Ended March 31,
                                                  ---------------
                                                                                Increase/           Increase/
                                               1998               1997         (Decrease) $         (Decrease) %
                                             -------            -------       --------------        ------------
Water Operating Revenues:
        Sales                                $ 9,217            $ 9,026           $ 191                 2.1%
                                             -------            -------           -----               ------
Gross Water Margin                           $ 9,217            $ 9,026           $ 191                 2.1%
                                             =======            =======           =====               ======

    Water sales increased because of a 3.2% increase in customers during the current year.

OTHER FINANCIAL INFORMATION
---------------------------

                                         Three Months
                                        Ended March 31,
                                        ---------------
                                                                    Increase/        Increase/
                                     1998              1997         Decrease $       Decrease %
                                   ------            ------         ----------       ----------
Allowance for other funds used     $  971            $1,434          $ (463)          -32.3%
  during construction
Allowance for borrowed funds used
  during construction               1,682             1,168             514            44.0%
                                   ------            ------          ------           ------
                                   $2,653            $2,602          $   51             1.2%

     Total allowance for funds used during construction did not change materially from 1997 to 1998. The allowance for borrowed funds did increase relative to the allowance for other funds because of the short-term credit facility established in 1998 to fund construction of the Alturas transmission project.

     The following table includes other items of financial information which vary materially from the same amounts in the first quarter of 1997:

                                                             March 31,
                                                             ---------
                                                                                       Increase/         Increase/
                                                       1998                1997        (Decrease) $     (Decrease) %
                                                 ----------          ----------        ------------     ------------
       Other operating expense                     $28,828             $31,127           $(2,299)           -7.4%
       Maintenance expense                           4,696               6,049            (1,353)          -22.4%
       Depreciation and amortization                16,921              15,378             1,543            10.0%
       Interest Charges-Other                        1,908                 799             1,109           138.8%
                                                 ----------          ----------        ----------        --------
                                                   $52,353             $53,353           $(1,000)          -18.7%
                                                 ----------          ----------        ----------        --------

     Other operating expense decreased due to stock plan costs and an operating reserve established as a result of a 1997 regulatory stipulation. This decrease was partially offset by a larger reserve recorded in the first quarter of 1998 to satisfy the performance warranty requirements related to the Pinon Pine Power Project (see "Financial Condition, Liquidity and Capital Resources" for additional information).

     Maintenance expense decreased due to costs recorded in 1997 from flood damage.

     Depreciation and amortization expense increased due primarily to increases in water division utility plant added after the first quarter of 1997.

     Interest Charges-Other increased due to the short-term credit facility established in January 1998 for the Alturas transmission project.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

    During the first three months of 1998, the Company earned $23.2 million in income before preferred dividends, declared $1.4 million in dividends to holders of its preferred stock and declared $19 million in common stock dividends to its parent, Sierra Pacific Resources.


CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

    The Company's construction program and capital requirements for the period 1998-2002 were originally discussed in the Company's 1997 Annual Report on Form 10-K. Of the amount projected for 1998, as of March 31, 1998, $17.5 million (11.6%) had been spent. Of this amount, approximately 138.1% was provided by internally-generated funds.

ALTURAS INTERTIE
----------------

     As of April 5, 1998, the Company had spent approximately $88.4 million on the Alturas Intertie transmission line. The current estimated total construction cost, including AFUDC, is approximately $150.6 million. Construction of the project is expected to be completed in late 1998. For further discussion of major projects, refer to the Company's 1997 Annual Report on Form 10-K.


PINON PINE
----------

    As discussed in detail in the Company's 1997 Annual Report on Form 10-K, the Company continues construction of the coal gasifier portion of the Pinon Pine Power Project. The Company anticipates an in-service date for the gasifier during the Spring of 1998. The Company paid $2.4 million in March 1998 to General Electric Capital Corporation in satisfaction of the performance warranty requirements not met during 1997. The Company expects that based on the projected in-service date, the performance warranty requirements will not be met by December 31, 1998. Consequently, the Company has reserved a contingency of $1.8 million as of March 31, 1998 to satisfy the performance obligation.


REGULATORY MATTERS
------------------

    As mentioned in the Company's 1997 Annual Report on Form 10-K, the Company, in September, 1997, filed an application with the Nevada Public Utilities Commission to increase its water rates. On April 2, 1998, the Commission authorized the Company to increase its water rates by approximately $4.3 million annually (or 9.4%), effective April 29, 1998.


Environmental
-------------

    As discussed in Sierra Pacific Power Company's Annual Report on Form 10-K for 1997, a parcel formerly owned by the Company was identified to have soil contamination from a gas manufacturing process. The Company has proposed to use a mobile incinerator to thermally destroy contamination in the top two feet of soil. This process would require additional technical support and air monitoring which the Company did not initially anticipate in costs to remediate. The Company currently has a liability of $400,000 accrued, but anticipates the additional cleanup requirements may exceed this estimate. However, management does not consider the additional costs will be material.


MERGER
------

    As reported in Sierra Pacific Resources (SPR), the parent company of Sierra Pacific Power, Report on Form 8-K dated April 29, 1998, SPR and Nevada Power Company entered into an Agreement and Plan of Merger, dated as of April 29, 1998, providing for a merger of equals transaction among the companies.
Pursuant to the Merger Agreement, LAKE Merger Sub ( a wholly-owned subsidiary of
SPR) will first merge into SPR, with SPR being the surviving corporation. Immediately thereafter, Nevada Power will merge in DESERT Merger Sub ( a wholly-owned subsidiary of SPR), with DESERT Merger Sub being the surviving corporation and continuing as a wholly-owned subsidiary of SPR. Sierra Pacific Power will also continue as a wholly-owned subsidiary of SPR.

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

PART II
-------


ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 5. OTHER INFORMATION

    On April 13, 1998, Victor Pena, Vice President, Information Services and Business Development, announced he will be leaving the Company June 30, 1998.
On an interim basis, his duties will be shared by various individuals within the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q.

     (15) Letter of independent accountants acknowledging awareness regarding interim financial information of the Company.

     (27) The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-Q for the three month period ended March 31, 1998, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)  Reports on Form 8-K


     Filed January 15, 1998-Item 5, Other Events

     Reported that Malyn K. Malquist was named President and Chief Executive Officer of Sierra Pacific Power Company and Sierra Pacific Resources, its parent. Also reported the departure of Walter M. Higgins, who held the positions Mr. Malquist is assuming.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Sierra Pacific Power Company
                                         --------------------------------
                                                   (Registrant)




Date:    May 15, 1998                    By     /s/  Mark A. Ruelle
     ----------------------                ------------------------------
                                                   Mark A. Ruelle
                                             Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)



Date:    May 15, 1998                    By     /s/  Mary O. Simmons
     ----------------------                ------------------------------
                                                     Mary O. Simmons
                                                      Controller
                                           (Principal Accounting Officer)

Sierra Pacific Power Company
6100 Neil Road
Reno, Nevada  89511

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sierra Pacific Power Company and subsidiaries for the periods ended March 31, 1998 and 1997, as indicated in our report dated April 23, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated by reference in Registration Statement No. 333-17041 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP

Reno, Nevada
May 12, 1998