Form 10-Q
period 1998-06-30
SIERRA PACIFIC RESOURCES
filed 1998-08-14
CIK 741508

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934          FOR THE QUARTERLY PERIOD ENDED           JUNE 30, 1998

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

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No_____
                                         -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                  Outstanding at August 14, 1998
Common Stock, $1.00 par value           30,956,869 Shares

================================================================================

                           SIERRA PACIFIC RESOURCES
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998


                                   CONTENTS


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                PAGE NO.
                                                                                --------
ITEM 1.   FINANCIAL STATEMENTS

     Report of Independent Accountants.............................................  3

     Condensed Consolidated Balance Sheets June 30, 1998 and
         December 31, 1997.........................................................  4

     Condensed Consolidated Statements of Income - Three Months and Six-Months
         Ended June 30, 1998 and 1997..............................................  5

     Condensed Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1998 and 1997..............................................  6

     Notes to Condensed Consolidated Financial Statements..........................  7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................  9


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.   Legal Proceedings........................................................ 11

ITEM 4.   Submission of Matters to a Vote of Security Holders...................... 11

ITEM 5.   Other Information........................................................ 11

ITEM 6.   Exhibits and Reports on Form 8-K......................................... 11

Signature Page..................................................................... 12

Appendix........................................................................... 13

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Sierra Pacific Resources
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Resources and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1997, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Reno, Nevada
August 13, 1998

                           SIERRA PACIFIC RESOURCES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                  JUNE 30,        DECEMBER 31,
                                                                                   1998              1997
                                                                                ----------        ----------
                                                                                (UNAUDITED)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                              $2,151,055        $2,063,269
    Less:  accumulated provision for depreciation                                  695,737           664,490
                                                                                ----------        ----------
                                                                                 1,455,318         1,398,779
  Construction work-in-progress                                                    168,439           202,036
                                                                                ----------        ----------
                                                                                 1,623,757         1,600,815
                                                                                ----------        ----------
Investments in subsidiaries and other property, net                                 55,696            49,614
                                                                                ----------        ----------
Current Assets:
  Cash and cash equivalents                                                          9,548             8,901
  Accounts receivable less provision for uncollectible accounts $1,424-
    1998 and $1,704-1997                                                            84,263           103,356
  Materials, supplies and fuel, at average cost                                     26,126            25,255
  Other                                                                              4,365             2,885
                                                                                ----------        ----------
                                                                                   124,302           140,397
                                                                                ----------        ----------
Deferred Charges:
  Regulatory tax asset                                                              66,455            66,563
  Other regulatory assets                                                           62,509            63,476
  Other                                                                             16,828            15,015
                                                                                ----------        ----------
                                                                                   145,792           145,054
                                                                                ----------        ----------
                                                                                $1,949,547        $1,935,880
                                                                                ==========        ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                   $  651,665        $  633,394
  Preferred stock                                                                   73,115            73,115
  Preferred stock subject to mandatory redemption:
  SPPC-obligated mandatorily redeemable preferred securities of
     SPPC's subsidiary Sierra Pacific Power Capital I, holding
     solely $50 million principal amount of 8.6% junior
     subordinated debentures of SPPC, due 2036                                      48,500            48,500
  Long-term debt                                                                   611,936           627,224
                                                                                ----------        ----------
                                                                                 1,385,216         1,382,233
                                                                                ----------        ----------
Current Liabilities:
  Short-term borrowings                                                             88,400            75,000
  Current maturities of long-term debt and preferred  stock                         10,573            10,566
  Accounts payable                                                                  57,142            62,105
  Accrued interest                                                                   6,127             6,910
  Dividends declared                                                                11,470            10,941
  Other current liabilities                                                         38,867            34,360
                                                                                ----------        ----------
                                                                                   212,579           199,882
                                                                                ----------        ----------
Deferred Credits:
  Accumulated deferred federal income taxes                                        166,273           165,076
  Accumulated deferred investment tax credit                                        38,890            39,873
  Regulatory tax liability                                                          39,725            40,767
  Customer advances for construction                                                33,064            38,478
  Accrued retirement benefits                                                       39,398            37,456
  Other                                                                             34,402            32,115
                                                                                ----------        ----------
                                                                                   351,752           353,765
                                                                                ----------        ----------
                                                                                $1,949,547        $1,935,880
                                                                                ==========        ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SIERRA PACIFIC RESOURCES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE-MONTHS ENDED                   SIX-MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                              ---------------------------------------------------------------
                                                                  1998              1997              1998            1997
                                                              ------------      -----------       -----------     -----------
                                                                         (UNAUDITED)                        (UNAUDITED)
OPERATING REVENUES:
  Electric                                                     $   135,169      $   130,603       $   277,308     $   265,258
  Gas                                                               22,112           11,803            53,478          39,980
  Water                                                             11,862           12,411            21,079          21,437
  Other                                                              2,489            1,903             4,249           3,358
                                                              ------------      -----------       -----------     -----------
                                                                   171,632          156,720           356,114         330,033
                                                              ------------      -----------       -----------     -----------
OPERATING EXPENSES:
  Operation:
       Purchased power                                              35,377           29,600            73,752          61,478
       Fuel for power generation                                    27,447           26,838            51,327          49,645
       Gas purchased for resale                                     13,510            5,545            32,841          20,337
       Other                                                        32,463           32,151            63,479          66,639
  Maintenance                                                        6,007            5,428            10,703          11,477
  Depreciation and amortization                                     16,672           15,448            33,593          30,825
  Taxes:
       Income taxes                                                  8,313            9,734            20,699          22,023
       Other than income                                             5,001            4,731             9,906           9,446
                                                              ------------      -----------       -----------     -----------
                                                                   144,790          129,475           296,300         271,870
                                                              ------------      -----------       -----------     -----------
OPERATING INCOME                                                    26,842           27,245            59,814          58,163
                                                              ------------      -----------       -----------     -----------

OTHER INCOME:
  Allowance for other funds used during construction                 1,155            1,494             2,126           2,928
  Other income - net                                                  (242)            (292)               (2)            787
                                                              ------------      -----------       -----------     -----------
                                                                       913            1,202             2,124           3,715
                                                              ------------      -----------       -----------     -----------
                Total Income                                        27,755           28,447            61,938          61,878
                                                              ------------      -----------       -----------     -----------

INTEREST CHARGES:
     Long-term debt                                                 10,057           10,580            20,320          21,168
     Other                                                           1,759            1,161             3,667           1,930
     Allowance for borrowed funds used during construction
      and capitalized interest                                      (2,039)          (1,186)           (3,721)         (2,354)
                                                              ------------      -----------       -----------     -----------
                                                                     9,777           10,555            20,266          20,744
                                                              ------------      -----------       -----------     -----------

INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                              17,978           17,892            41,672          41,134
     Preferred dividend requirements of SPPC-obligated
      mandatorily redeemable preferred securities                   (1,043)          (1,043)           (2,086)         (2,086)
                                                              ------------      -----------       -----------     -----------

INCOME BEFORE PREFERRED DIVIDENDS                                   16,935           16,849            39,586          39,048
     Preferred dividend requirements                                (1,365)          (1,365)           (2,730)         (2,730)
                                                              ------------      -----------       -----------     -----------
INCOME APPLICABLE TO COMMON STOCK                              $    15,570      $    15,484       $    36,856     $    36,318
                                                              ============      ===========       ===========     ===========

Net Income Per Share - Basic                                   $      0.50      $      0.50       $      1.19     $      1.18
Net Income Per Share - Diluted                                 $      0.50      $      0.50       $      1.19     $      1.17
Weighted Average Shares of Common
     Stock Outstanding                                          30,945,868       30,881,770        30,938,332      30,864,638

Dividends Paid Per Share of Common Stock                       $     0.325      $     0.310       $     0.635     $     0.605

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SIERRA PACIFIC RESOURCES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                  SIX-MONTHS ENDED
                                                                                       JUNE 30,
                                                                             ----------------------------
                                                                               1998                1997
                                                                             --------            --------
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                          $ 39,586            $ 39,048
  Non-cash items included in income:
     Depreciation and amortization                                             33,593              30,825
     Deferred taxes and deferred investment tax credit                           (718)             (2,076)
     AFUDC and capitalized interest                                            (5,846)             (5,282)
     Early retirement and severance amortization                                2,109               2,446
     Other                                                                      1,427              (1,706)
  Changes in certain assets and liabilities:
     Accounts receivable                                                       14,710              13,610
     Materials, supplies and fuel                                                (871)              2,551
     Other current assets                                                      (1,480)               (708)
     Accounts payable                                                          (4,963)            (14,021)
     Other current liabilities                                                  3,724                (144)
     Other - net                                                                 (763)             (1,015)
                                                                             --------            --------
Net Cash Flows From Operating Activities                                       80,508              63,528
                                                                             --------            --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                              (66,454)            (68,465)
      Net customer refunds and contributions in aid construction               10,319               9,889
                                                                             --------            --------
      Net cash used for utility plant                                         (56,135)            (58,576)
                                                                             --------            --------
  (Investments in) disposal of subsidiaries and other property - net           (1,676)                604
                                                                             --------            --------
Net Cash Used In Investing Activities                                         (57,811)            (57,972)
                                                                             --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings                                        14,037              34,349
      Proceeds from issuance of long-term debt                                      -               1,081
      Reduction of long-term debt                                             (15,300)            (25,327)
      Sale of common stock                                                      1,535               2,111
      Dividends paid                                                          (22,322)            (21,393)
                                                                             --------            --------
Net Cash Used In Financing Activities                                         (22,050)             (9,179)
                                                                             --------            --------

Net decrease in Cash and Cash Equivalents                                         647              (3,623)
Beginning balance in Cash and Cash Equivalents                                  8,901               4,949
                                                                             --------            --------

Ending balance in Cash and Cash Equivalents                                  $  9,548            $  1,326
                                                                             ========            ========

Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
       Interest                                                              $ 26,189            $ 24,433
       Income Taxes                                                          $ 34,350            $ 51,779


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

    The results of operations for the three-month and six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company (TGPC), Sierra Gas Holding Company (formerly Sierra Energy Company), Sierra Energy Company dba e-three (e-three), Sierra Pacific Energy Company (SPE), Lands of Sierra (LOS), and Sierra Water Development Company (SWDC). All significant intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 2.   RECENT PRONOUNCEMENTS OF THE FASB
-------------------------------------------

    On June 30, 1997, the FASB issued SFAS 131 entitled "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has concluded that the Company will continue to define its primary operating segments as electric, gas and water. The Company expects to provide the additional disclosure requirements of this statement in its Annual Report on Form 10-K for the year ended December 31, 1998.

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




    The following provides a reconciliation of Basic EPS and Diluted EPS.

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                               ----------------------------  ----------------------------
                                                                   1998           1997           1998           1997
                                                               -------------  -------------  -------------  -------------
Basic EPS
    Numerator
        Income available to common stockholders ($000)                15,570         15,484         36,856         36,318
                                                                ------------   ------------   ------------   ------------

    Denominator
        Weighted average number of shares outstanding             30,945,868     30,881,770     30,938,332     30,864,638
                                                                ------------   ------------   ------------   ------------

    Per-Share Amount                                                   $0.50          $0.50          $1.19          $1.18
                                                                ============   ============   ============   ============

Diluted EPS
    Numerator
        Income available to common stockholders ($000)                15,570         15,484         36,856         36,318
                                                                ------------   ------------   ------------   ------------

    Denominator
        Weighted average number of shares outstanding             30,945,868     30,881,770     30,938,332     30,864,638
           before dilution
        Stock options                                                 62,508         32,923         47,346         30,240
        Executive long term incentive plan - performance shares       18,387         27,004         16,806         29,954

NOTE 4.   LONG-TERM DEBT
------------------------

    On April 1, 1998, the Company redeemed $10 million of 6.23% senior notes. SPPC, the Company's subsidiary, redeemed $5 million 8.65% medium term notes on June 18, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    When used anywhere in this Form 10-Q, or the Form 10-Q of Sierra Pacific Power Company and in future filings by Sierra Pacific Power Company or Sierra Pacific Resources with the Securities and Exchange Commission, in Sierra Pacific Power Company or Sierra Pacific Resources' press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Sierra Pacific Resources wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Sierra Pacific Resources wishes to advise readers that various factors described in these Forms 10-Q could cause Sierra Pacific Resources' actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Sierra Pacific Resources specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

SIERRA PACIFIC POWER COMPANY (SPPC)
-----------------------------------

    Management Discussion and Analysis of SPPC is contained in its Quarterly Report on Form 10-Q for the three and six months ended June 30, 1998, which is attached as an appendix.


TUSCARORA GAS PIPELINE COMPANY
------------------------------

    For the three and six months ended June 30, 1998, Tuscarora Gas Pipeline Company, a wholly-owned subsidiary of the Company, contributed net income of $405 and $876 thousand compared to $354 and $671 thousand for the comparable periods in 1997. The increase in net income for the six month period ended June 30, 1998 is primarily due to higher firm transportation revenues and interruptible transportation revenue.


LANDS OF SIERRA
---------------

    For the three and six months ended June 30, 1998, Lands of Sierra incurred net losses of $25 and $44 thousand compared to $14 and $121 thousand net income in 1997. The 1997 income resulted from commercial property sales.


E.THREE
-------

    For the three and six months ended June 30, 1998, e.three incurred net losses of $369 and $736 thousand compared to $252 and $480 thousand in 1997. The increase in losses is due to the continuation of start-up activities, primarily staffing requirements.



              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

    During the first six months of 1998, the Company earned $39.6 million in income before preferred dividends and declared $20.1 million in common stock dividends. SPPC, the Company's principal subsidiary, declared $2.7 million in preferred stock dividends.

CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

    Substantially all capital expenditures relate to SPPC. A description of construction expenditures and financing of SPPC is contained in its Quarterly Report Form 10-Q for the period ended June 30, 1998, attached as an appendix.


Merger
------

     As reported in Sierra Pacific Resources' report on Form 8-K dated July 7, 1998, the Company and Nevada Power filed a joint merger application with the Public Utilities Commission of Nevada for approval of their proposed merger.

     In the filing, Nevada Power and Sierra Pacific propose selling their generating plants if the merger is completed. Capital raised from the sale will be reinvested primarily in new transmission and distribution facilities or used to reduce outstanding capital.

     Through June 30, 1998, the Company had incurred a total of $4.8 million in costs to effect the merger. $4.3 million of the costs incurred have been capitalized and the balance expensed during the period.

     See the Form 8-K for additional details relating to the merger application filing.

                                    PART II
                                    -------

ITEM 1.   LEGAL PROCEEDINGS

    Although the Company is involved in ongoing litigation on a variety of matters, it is management's opinion that none individually or collectively are material to the Company's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)  The Company held its 1997 Annual Meeting of Shareholders on May 18, 1998.

b) The company solicited proxies pursuant to Regulation 14 under the Securities and Exchange Act of 1934; there was no solicitation in opposition to nominees listed in the proxy statement, and all such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of shareholders.

c)  Re-elected to the Company's Board of Directors were:

          Malyn K. Malquist
          Votes For:                     26,279,307
          Votes Withheld:                   245,677

          James R. Donnelley
          Votes For:                     26,291,036
          Votes Withheld:                   233,948

          James L. Murphy
          Votes For:                     26,279,954
          Votes Withheld:                   245,029

ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed with this Form 10-Q:

          (15) Letter of independent accountants acknowledging awareness regarding unaudited interim financial information of the Company.

          (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements on Form 10-Q for the six month period ended June 30, 1998, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b) Reports on Form 8-K:

    Filed April 30, 1998 Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

    Exhibit 2.1
    Agreement and plan of merger by and among Nevada Power Company, Sierra Pacific Resources, Desert Merger Sub, Inc. and Lake Merger Sub, Inc. dated as of April 29, 1998.

    Exhibit 99.1
    Submission of matters to a vote of security holders. Press Release dated April 30, 1998 of Nevada Power Company

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Sierra Pacific Resources
                                            -----------------------------
                                                   (Registrant)




Date:     August 13, 1998               By:     /s/ Mark A. Ruelle
     --------------------------------      ------------------------------
                                                    Mark A. Ruelle
                                                Senior Vice President
                                                      Treasurer
                                               Chief Financial Officer
                                            (Principal Financial Officer)
                                            (Principal Accounting Officer)

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934        FOR THE QUARTERLY PERIOD ENDED         JUNE 30, 1998

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
                                                                 (89511)
(Address of principal executive office)                         (Zip Code)

                                (702) 834-4011
             (Registrant's telephone number, including area code)

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         -----      -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                                  Outstanding at August 14, 1998
Common Stock, $3.75 par value                             1,000 Shares
================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998



                                   CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                                                                                                   PAGE
                                                                                                   ----
ITEM 1.    FINANCIAL STATEMENTS

           Report of Independent Accountants........................................................3

           Condensed Consolidated Balance Sheets -  June 30, 1998 and
                December 31, 1997...................................................................4

           Condensed Consolidated Statements of Income - Three Months and Six Months
                Ended June 30, 1998 and 1997........................................................5

           Condensed Consolidated Statements of Cash Flows - Six Months
                Ended June 30, 1998 and 1997........................................................6

           Notes to Condensed Consolidated Financial Statements.....................................7

ITEM 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations............................................................................8


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.    Legal Proceedings.......................................................................22

ITEM 5.    Other Information.......................................................................22

ITEM 6.    Exhibits and Reports on Form 8-K........................................................22

Signature Page.....................................................................................23

Appendix...........................................................................................25

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholder of Sierra Pacific Power Company
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1997, and the related consolidated statements of income, common shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Reno, Nevada
August 13, 1998

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                        JUNE 30,          DECEMBER 31,
                                                                                          1998               1997
                                                                                     ------------         -----------
                                                                                      (UNAUDITED)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                     $2,151,055         $2,063,269
    Less:  accumulated provision for depreciation                                         695,737            664,490
                                                                                       ----------         ----------
                                                                                        1,455,318          1,398,779
  Construction work-in-progress                                                           168,439            202,036
                                                                                       ----------         ----------
                                                                                        1,623,757          1,600,815
                                                                                       ----------         ----------
Investments in subsidiaries and other property, net                                        31,099             26,791
                                                                                       ----------         ----------
Current Assets:
  Cash and cash equivalents                                                                 7,443              6,920
  Accounts receivable less provision for uncollectible accounts:
    $1,424 -1998 and $1,704 -1997                                                          83,973            104,926
  Materials, supplies and fuel, at average cost                                            26,126             25,255
  Other                                                                                     3,762              2,572
                                                                                       ----------         ----------
                                                                                          121,304            139,673
                                                                                       ----------         ----------
Deferred Charges:
  Regulatory tax asset                                                                     66,454             66,563
  Other regulatory assets                                                                  62,509             63,476
  Other                                                                                    16,586             14,924
                                                                                       ----------         ----------
                                                                                          145,549            144,963
                                                                                       ----------         ----------
                                                                                       $1,921,709         $1,912,242
                                                                                       ==========         ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                          $  644,726         $  639,556
  Preferred stock                                                                          73,115             73,115
  Preferred stock subject to mandatory redemption:
  Company-obligated mandatorily redeemable preferred securities of the
     Company's subsidiary Sierra Pacific Power Capital I, holding solely $50 million principal amount of 8.6% junior
     subordinated debentures of the Company, due 2036                                      48,500             48,500
  Long-term debt                                                                          601,712            606,889
                                                                                       ----------         ----------
                                                                                        1,368,053          1,368,060
                                                                                       ----------         ----------
Current Liabilities:
  Short-term borrowings                                                                    88,400             75,000
  Current maturities of long-term debt and preferred stock                                    461                454
  Accounts payable                                                                         57,717             63,088
  Accrued interest                                                                          5,790              6,394
  Dividends declared                                                                       19,365             19,365
  Accrued salaries and benefits                                                            13,502             14,978
  Other current liabilities                                                                24,953             19,209
                                                                                       ----------         ----------
                                                                                          210,188            198,488
                                                                                       ----------         ----------
Deferred Credits:
  Accumulated deferred federal income taxes                                               162,964            162,627
  Accumulated deferred investment tax credit                                               38,890             39,873
  Regulatory tax liability                                                                 39,725             40,767
  Accrued Retirement Benefits                                                              39,398             37,456
  Customer advances for construction                                                       33,064             38,478
  Other                                                                                    29,427             26,493
                                                                                       ----------         ----------
                                                                                          343,468            345,694
                                                                                       ----------         ----------
                                                                                       $1,921,709         $1,912,242
                                                                                       ==========         ==========

                         SIERRA PACIFIC POWER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE-MONTHS ENDED               SIX-MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                         -----------------------------   -----------------------------
                                                             1998            1997            1998             1997
                                                         ------------     ------------    ------------     ------------
                                                                   (UNAUDITED)                     (UNAUDITED)
OPERATING REVENUES:
  Electric                                                 $135,169         $130,603         $277,308        $265,258
  Gas                                                        22,112           11,803           53,478          39,980
  Water                                                      11,862           12,411           21,079          21,437
                                                         ----------       ----------       ----------      ----------
                                                            169,143          154,817          351,865         326,675
                                                         ----------       ----------       ----------      ----------

OPERATING EXPENSES:
  Operation:
       Purchased power                                       35,377          29,600            73,752          61,478
       Fuel for power generation                             27,447          26,838            51,327          49,645
       Gas purchased for resale                              13,510           5,545            32,841          20,337
       Other                                                 29,092          30,546            57,920          61,673
  Maintenance                                                 6,007           5,428            10,703          11,477
  Depreciation and amortization                              16,672          15,447            33,593          30,825
  Taxes:
       Income taxes                                           8,742          10,068            21,402          22,911
       Other than income                                      4,988           4,708             9,881           9,400
                                                         ----------       ----------       ----------      ----------
                                                            141,835         128,180           291,419         267,746
                                                         ----------       ----------       ----------      ----------
OPERATING INCOME                                             27,308          26,637            60,446          58,929
                                                         ----------       ----------       ----------      ----------

OTHER INCOME:
  Allowance for other funds used during construction          1,155           1,494             2,126           2,928
  Other income - net                                           (275)            309              (153)            562
                                                         ----------       ----------       ----------      ----------
                                                                880           1,803             1,973           3,490
                                                         ----------       ----------       ----------      ----------
                Total Income                                 28,188          28,440            62,419          62,419
                                                         ----------       ----------       ----------      ----------
INTEREST CHARGES:
     Long-term debt                                           9,720          10,084            19,487          20,030
     Other                                                    1,759           1,162             3,668           1,962
     Allowance for borrowed funds used during construction
      and capitalized interest                               (2,039)         (1,186)           (3,721)         (2,354)
                                                         ----------      ----------        ----------      ----------
                                                              9,440          10,060            19,434          19,638
                                                         ----------      ----------        ----------      ----------
INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                      18,748           18,380            42,985          42,781
     Preferred dividend requirements of Company-obligated
      mandatorily redeemable preferred securities           (1,043)          (1,043)           (2,086)         (2,086)
                                                        ----------       ----------        ----------      ----------
INCOME BEFORE PREFERRED DIVIDENDS                           17,705           17,337            40,899          40,695
     Preferred dividend requirements                        (1,365)          (1,365)           (2,730)         (2,730)
                                                        ----------       ----------        ----------      ----------
INCOME APPLICABLE TO COMMON STOCK                         $ 16,340         $ 15,972          $ 38,169        $ 37,965
                                                         ==========      ==========        ==========      ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         SIERRA PACIFIC POWER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  ----------------------------------
                                                                                        1998               1997
                                                                                  --------------     ---------------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                                     $ 40,899            $ 40,695
  Non-cash items included in income:
     Depreciation and amortization                                                        33,593              30,825
     Deferred taxes and deferred investment tax credit                                    (1,579)             (2,509)
     AFUDC and capitalized interest                                                       (5,846)             (5,282)
     Early retirement and severance amortization                                           2,109               2,446
     Other non-cash                                                                        1,427              (1,706)
  Changes in certain assets and liabilities:
     Accounts receivable                                                                  16,570              13,700
     Materials, supplies and fuel                                                           (871)              2,551
     Other current assets                                                                 (1,190)               (703)
     Accounts payable                                                                     (5,371)            (13,524)
     Other current liabilities                                                             3,664                 116
     Other - net                                                                              36              (2,173)
                                                                                     -----------        ------------
Net Cash Flows From Operating Activities                                                  83,441              64,436
                                                                                     -----------        ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                         (66,454)            (68,095)
      Net customer refunds and contributions in aid construction                          10,319               9,889
                                                                                     -----------        ------------
      Net cash used for utility plant                                                    (56,135)            (58,206)
                                                                                     -----------        ------------
  (Investments in) disposal of subsidiaries and other property - net                          98                (371)
                                                                                     -----------        ------------
Net Cash Used In Investing Activities                                                    (56,037)            (58,577)
                                                                                     -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings                                                   14,037              34,349
      Reduction of long-term debt                                                         (5,188)            (15,215)
      Investment from the parent company                                                   5,000              10,000
      Dividends paid                                                                     (40,730)            (36,730)
                                                                                     -----------        ------------
Net Cash Used In Financing Activities                                                    (26,881)             (7,596)
                                                                                     -----------        ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    523              (1,737)
Beginning balance in Cash and Cash Equivalents                                             6,920                 890
                                                                                     -----------        ------------
Ending balance in Cash and Cash Equivalents                                          $     7,443        $       (847)
                                                                                     ===========        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash Paid During Period For:
      Interest                                                                       $    25,178        $     23,119
      Income Taxes                                                                   $    36,588        $     54,575


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

    The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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



NOTE 2.   RECENT PRONOUNCEMENTS OF THE FASB
-------------------------------------------

    On June 30, 1997, the FASB issued SFAS 131 entitled "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has concluded that the Company will continue to define its primary operating segments as electric, gas and water. The Company expects to provide the additional disclosure requirements of this statement in its Annual Report on Form 10-K for the year ended December 31, 1998.

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


NOTE 3.   LONG TERM DEBT
------------------------

    The Company redeemed $ 5 million of 8.65% medium term notes on June 18, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    WHEN USED ANYWHERE IN THIS FORM 10-Q, OR THE FORM 10-Q OF SIERRA PACIFIC RESOURCES AND IN FUTURE FILINGS BY SIERRA PACIFIC RESOURCES OR SIERRA PACIFIC POWER COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN SIERRA PACIFIC RESOURCES OR SIERRA PACIFIC POWER COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATED", "PROJECT", OR "OUTLOOK" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. SIERRA PACIFIC POWER COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. SIERRA PACIFIC POWER COMPANY WISHES TO ADVISE READERS THAT VARIOUS FACTORS DESCRIBED IN THESE FORMS 10-Q COULD CAUSE SIERRA PACIFIC POWER COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS. SIERRA PACIFIC POWER COMPANY SPECIFICALLY DECLINES ANY OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

    The Company's business is subject to seasonal fluctuations based upon weather patterns. Significant portions of the Company's net revenues and profits are typically realized during the first and third quarters of the Company's year, which includes the peak heating and cooling periods. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

                             RESULTS OF OPERATIONS
                             ---------------------

Electric Operations
-------------------

The components of gross margin for electric operations were (dollars in thousands):

                                                                  Three Months
                                                                  Ended June 30,
                                                            -------------------------
                                                                                          Increase      Increase
                                                                    1998         1997     (Decrease)    (Decrease) %
                                                            ------------  -----------     ------------  ------------
Electric Operating Revenues (dollars):
  Residential                                                $   37,117   $   35,863         $  1,254           3.5%
  Commercial                                                     42,068       43,736           (1,668)         -3.8%
  Industrial                                                     45,758       42,566            3,192           7.5%
                                                             ----------   ----------         --------          ----
  Electric Revenues before Other                                124,943      122,165            2,778           2.3%
  Other                                                          10,226        8,438            1,788          21.2%
                                                             ----------   ----------         --------          ----
   Total Revenues                                               135,169      130,603            4,566           3.5%

Electric Energy Costs:
  Purchased Power                                                35,377       29,600            5,777          19.5%
  Fuel for Power Generation                                      27,447       26,838              609           2.3%
                                                             ----------   ----------         --------          ----
   Total Energy Costs                                            62,824       56,438            6,386          11.3%
                                                             ----------   ----------         --------          ----
Gross Electric Margin                                        $   72,345   $   74,165         $ (1,820)         -2.5%
                                                             ==========   ==========         ========          ====

Electric Operating Revenues Megawatt-Hours (MWH):

  Total MWH Sales                                             2,225,182    1,948,035          277,147          14.2%
  Less: Other Sales MWH                                         279,483      107,240          172,243         160.6%
                                                             ----------   ----------         --------          ----
  Electric Sales before Other
   Sales MWH                                                  1,945,699    1,840,795          104,904           5.7%
                                                             ----------   ----------         --------          ----

  Average Revenues per MWH                                   $    64.21   $    66.37        $   (2.16)         -3.2%

   Residential customer revenues increased due to an increase in customers of 3. 0% over the same period in the prior year.

   Commercial revenues were lower in 1998 due to a decrease in customer use.

   Industrial revenues increased as a result of higher use per customer (primarily in the mining segment) which was partially offset by an adjustment that increased revenues by $1.9 million in June 1997 for the reversal of a prior year accrual.

   Other revenues increased primarily because of an increase in resale sales due to increased focus on this business opportunity.

   Purchased power energy costs in the preceding table consisted of the following total MWHs and average electric costs:

                                                   Three Months
                                                   Ended June 30,
                                           ----------------------------
                                                                            Increase/        Increase/
                                                  1998          1997       (Decrease)     (Decrease)%
                                           --------------  ------------   ------------   -------------

  Purchased Power MWH                        1,168,352       852,712         315,640            37.0%
  Average cost per MWH of
   Purchased Power                          $    30.28      $  34.71        $  (4.43)          -12.8%

   The total cost of purchased power increased because of an increase in the volume purchased due to system load growth and additional resale sales in 1998. The increase in the cost of purchased power was partially offset by a reduction in the cost per MWH due to an increase in the amount of non-firm purchases relative to firm purchases. Secondary purchases were considerably less expensive per MWH.

   Fuel for power generation provided the total megawatt-hours (MWHs) and average electric costs are as follows (dollars in thousands):

                                                    Three Months
                                                    Ended June 30
                                           -------------------------------
                                                                                Increase/       Increase/
                                                   1998              1997       (Decrease)     (Decrease)%
                                           -------------    --------------    -------------   -------------

   Fuel for Power Generation               $     27,447      $     26,838          $   609            2.3%

   Power Generated MWH                        1,223,265         1,231,469           (8,204)          -0.7%
   Average cost per MWH of
     generation fuel                       $      22.44      $      21.79          $ (0.65)           3.0%

   The increase in the cost of fuel for power generation in the second quarter of 1998 over the prior year was the result of higher fuel costs. The cost of gas used for generation increased approximately 12.8% over the prior year. Also, inexpensive coal purchased on the spot market during the first three months of 1998 was not available to reduce the total cost of fuel for generation during the second quarter of 1998.

         The components of gross margin for electric operations were
                            (dollars in thousands):

                                                           Six Months
                                                         Ended June 30,
                                           ------------------------------------------
                                                                                                Increase            Increase
                                                        1998                     1997          (Decrease)          (Decrease) %
                                           ------------------      ------------------        --------------       --------------
Electric Operating Revenues (dollars):
        Residential                                 $83,643                 $80,999                $2,644                  3.3%
        Commercial                                   83,870                  84,319                  (449)                -0.5%
        Industrial                                   89,750                  84,286                 5,464                  6.5%
                                           ------------------      ------------------        --------------         -----------
        Electric Revenues before Other              257,263                 249,604                 7,659                  3.1%
        Other                                        20,045                  15,654                 4,391                 28.1%
                                           ------------------      ------------------        --------------         -----------
          Total Revenues                            277,308                 265,258                12,050                  4.5%

Electric Energy Costs:
        Purchased Power                              73,752                  61,478                12,274                 20.0%
        Fuel for Power Generation                    51,327                  49,645                 1,682                  3.4%
                                           ------------------      ------------------        --------------         -----------
          Total Energy Costs                        125,079                 111,123                13,956                 12.6%
                                           ------------------      ------------------        --------------         -----------
Gross Electric Margin                              $152,229                $154,135               ($1,906)                -1.2%
                                           ==================      ==================        ==============         ===========


Electric Operating Revenues Megawatt-Hours (MWH):

        Total MWH Sales                           4,501,561               3,897,759               603,802                 15.5%
        Less: Other Sales MWH                       531,347                 210,235               321,112                152.7%
                                           ------------------      ------------------        --------------         -----------
        Electric Sales before Other
          Sales MWH                               3,970,214               3,687,524               282,690                 7.7%
                                           ------------------      ------------------        --------------         -----------

        Average Revenues per MWH                     $64.80                  $67.69                ($2.89)               -4.3%


    Residential revenue increased due to an overall increase in customers of 3.00%. The increases in revenue was partially offset by a rate reduction that went into effect in March 1997.

    Commercial revenues were lower because of a decrease in customer use which was partially offset by an increase in customers.

    Industrial revenues increased because of higher use per customer. The increase was in part offset by both an increase of $1.9 million in June 1997 revenues (the reversal of a prior year accrual) and a decrease in effective rates beginning in March 1997.

    Other revenues increased primarily due to an increase in wholesale sales and additional facilities surcharge revenue because of an increased focus on wholesale business and opportunities to provide facilities to industrial customers.

   Purchased power energy costs in the preceding table consisted of the following total MWHs and average electric costs:

                                                 Six Months
                                                Ended June 30,
                                        ----------------------------
                                                                           Increase/        Increase/
                                                1998            1997        (Decrease)     (Decrease)%
                                        -------------    -----------     ------------    -------------

 Purchased Power MWH                      2,356,554       1,786,442           570,112            31.9%
 Average cost per MWH of
   Purchased Power                       $    31.30      $    34.41       $     (3.11)           -9.0%


   Purchased power costs increased because of an increase in the volume of purchased power due to system load growth and additional resale sales in 1998. The increase in the cost of purchased power was partially offset by a reduction in the cost per MWH due to an increase in the amount of secondary energy purchases relative to firm purchases in 1998. Secondary energy purchases were considerably less expensive per MWH.

   Fuel for power generation provided the following total megawatt-hours and average electric costs (dollars in thousands):



                                                Six Months
                                               Ended June 30
                                        ----------------------------
                                                                           Increase/        Increase/
                                                 1998          1997       (Decrease)     (Decrease)%
                                        -------------    -----------     ------------    -------------

 Fuel for Power Generation               $     51,327   $    49,645       $  1,682            3.4%

 Power Generated MWH                        2,453,018     2,341,984        111,034            4.7%
 Average cost per MWH of
  generation fuel                        $      20.92   $     21.20       $  (0.28)          -1.3%

   The cost of fuel for generation for the six month period ended June 30, 1998 was higher than the comparable period in 1997 because of increased generation requirements needed to meet continued customer growth. The increase in the cost of fuel for generation was partially offset by a reduction in the cost per MWH due to the availability of less expensive spot market coal available during the first quarter of 1998.

GAS OPERATIONS
--------------

  The components of gross margin for gas operations were (dollars in thousands):

                                                        Three Months
                                                        Ended June 30,
                                                        --------------

                                                                                               Increase/               Increase/
                                                    1998                    1997              (Decrease)              (Decrease)%
                                            -------------           -------------             -------------           -----------
Gas Operating Revenues:
     Residential                                  $ 8,457                 $ 5,822                   $ 2,635              45.3%
     Commercial                                     4,458                   3,272                     1,186              36.2%
     Industrial                                     2,721                   2,455                       266              10.8%
     Miscellaneous                                    312                     247                        65              26.3%
                                                  -------                 -------                   -------             ------
     Gas revenues before wholesale sales           15,948                  11,796                     4,152              35.2%
     Wholesale sales                                6,164                       7                     6,157
       Total  revenues                             22,112                  11,803                    10,309              87.3%
                                                  -------                 -------                   -------             ------

Gas Energy Costs:
     Wholesale sale purchases                       5,702                       7                     5,695
     Other gas purchases                            7,808                   5,538                     2,270              41.0%
     Total gas purchased for resale                13,510                   5,545                     7,965             143.6%
                                                  -------                 -------                   -------             ------
Gross Gas Margin                                  $ 8,602                 $ 6,258                   $ 2,344              37.5%
                                                  =======                 =======                   =======             ======



Gas operating revenues above consisted of the following sales in decatherms and average gas revenues:

                                                        Three Months
                                                        Ended June 30,
                                                        --------------

                                                                                               Increase                Increase
                                                    1998                    1997              (Decrease)              (Decrease)%
                                            -------------           -------------             -------------           -----------
Gas Operating Revenues (Decatherms):
    Wholesale sales                             3,346,159                   5,493                 3,340,666
    Gas revenues before wholesale sales         2,810,977               2,053,486                   757,491              36.9%
                                            -------------           -------------             -------------           --------
    Total revenues                              6,157,136               2,058,979                 4,098,157             199.0%
                                            -------------           -------------             -------------           --------

Average Revenues per Decatherm
    Wholesale sales                            $     1.84              $     1.27                $     0.57              44.9%
    Gas revenues before wholesale sales        $     5.67              $     5.74                $    (0.07)             -1.2%

  Wholesale sales in 1998, not present in the second quarter of 1997, reflect continued focus on this business opportunity.

  Residential, commercial and industrial revenues increased over the prior year due to customer growth and colder weather in 1998.

    Gas energy costs consisted of the following decatherm purchases and average gas costs:

                                                  Three Months
                                                 Ended June 30,
                                          ----------------------------
                                                                              Increase/       Increase/
                                                  1998            1997        (Decrease)     (Decrease)%
                                          ------------     -----------      -------------    -------------

Gas energy costs (decatherms):
     Wholesale sale purchases                3,329,213          5,493          3,323,720
     Other gas purchases                     2,881,142      2,533,453            347,689            13.7%
                                          ------------     -----------      -------------    -------------
     Total gas purchased for resale          6,210,355      2,538,946          3,671,409           144.6%
                                          ------------     -----------      -------------    -------------

Average cost per Decatherm
     Wholesale sale purchases              $      1.71     $     1.27         $     0.44            34.6%
     Other gas purchases                   $      2.71     $     2.19         $     0.52            23.7%

    Consistent with the increase in gas sales from customer growth and colder weather in 1998, other gas purchases (decatherms) were higher in 1998. The average cost per decatherm was also higher because of an increase in the unit cost of firm and spot purchases.

    The components of gross margin for gas operations were (dollars in thousands):

                                                                   Six Months
                                                                 Ended June 30,
                                                                 --------------
                                                                                                Increase/     Increase/
                                                              1998               1997          (Decrease)    (Decrease)%
                                                      -------------      ------------        ------------   -------------
Gas Operating Revenues:
   Residential                                        $    24,527        $   20,792           $    3,735           18.0%
   Commercial                                              13,102            11,303                1,799           15.9%
   Industrial                                               6,569             6,217                  352            5.7%
   Miscellaneous                                              647               484                  163           33.7%
                                                      -------------      ------------        ------------   -------------
   Gas revenues before wholesale sales                     44,845            38,796                6,049           15.6%
   Wholesale sales                                          8,633             1,184                7,449          629.1%
                                                      -------------      ------------        ------------   -------------
    Total  revenues                                        53,478            39,980               13,498           33.8%
                                                      -------------      ------------        ------------   -------------

Gas Energy Costs:
   Wholesale sale purchases                                 8,132               867                7,265          837.9%
   Other gas purchases                                     24,709            19,470                5,239           26.9%
                                                      -------------      ------------        ------------   -------------
   Total gas purchased for resale                          32,841            20,337               12,504           61.5%
                                                      -------------      ------------        ------------   -------------
Gross Gas Margin                                      $    20,637        $   19,643           $      994            5.1%
                                                      =============      ============        ============   =============

    Gas operating revenues above consisted of the following sales in decatherms and average gas revenues:

                                                                   Six Months
                                                                  Ended June 30,
                                                          -----------------------------
                                                                                            Increase            Increase
                                                                  1,998            1997     (Decrease)         (Decrease) %
                                                          --------------   ------------   ---------------    ---------------

  Gas Operating Revenues (Decatherms):
       Wholesale sales                                        4,582,449        511,872        4,070,577               795.2%
       Gas revenues before wholesale sales                    8,061,047      6,886,362        1,174,685                17.1%
                                                          --------------   ------------   ---------------    ---------------
       Total revenues                                        12,643,496      7,398,234        5,245,262                70.9%
                                                          --------------   ------------   ---------------    ---------------

  Average Revenues per Decatherm
       Wholesale sales                                      $      1.88     $     2.31       $    (0.43)              -18.6%
       Gas revenues before wholesale sales                  $      5.56     $     5.63       $    (0.07)               -1.2%

    Residential, commercial and industrial revenues increased over the prior year due to a 5.2% increase in customers and colder than normal weather in 1998. The increase was partially offset by a reduction in rates in the first quarter of 1998.

    Increased wholesale sales in 1998 reflect continued focus on this business opportunity.

    Gas energy costs consisted of the following decatherm purchases and average gas costs:

                                                              Six Months
                                                             Ended June 30,
                                                   -------------------------------
                                                                                           Increase/        Increase/
                                                           1998                1997       (Decrease)      (Decrease)%
                                                   -------------      -------------     -------------   ---------------

 Gas energy costs (decatherms):
      Resale sale purchases                           4,584,923           511,872          4,073,051           795.7%
      Other gas purchases                             8,129,377         7,202,149            927,228            12.9%
                                                   -------------      -------------     -------------   ---------------
      Total gas purchased for resale                 12,714,300         7,714,021          5,000,279            64.8%
                                                   -------------      -------------     -------------   ---------------

Average cost per Decatherm
     Resale sale purchases                          $      1.77        $     1.69         $     0.08             4.7%
     Other gas purchases                            $      3.04        $     2.70         $     0.34            12.6%

   Consistent with the increase in gas sales from customer growth and colder weather in 1998, other gas purchases (decatherms) were higher in 1998. The average cost per decatherm of all purchases was also higher because of an increase in the unit cost of firm and spot purchases.


Water Operations
----------------

                                                              Three Months
                                                              Ended June 30,
                                                              --------------
                                                                                         Increase/          Increase/
                                                           1998               1997      (Decrease) $     (Decrease) %
                                                   -------------      -------------     -------------   ---------------
Water Operating Revenues:
    Sales and gross water margin                   $     11,862       $     12,411        $    (549)           -4.4%
                                                   =============      =============     =============   ===============

     Water sales were lower in the second quarter of 1998 because of an unusually wet spring in northern Nevada that reduced the need for irrigation. Water sendout in gallons for the second quarter of 1998 was approximately 38% lower than the same period in 1997. The effect of the lower usage on revenues was partially offset by the price increase effective April 2, 1998 and by a 3.2 % increase in total customers over the prior year.

                                                     Six Months
                                                   Ended June 30,
                                                   --------------
                                                                                 Increase/       Increase/
                                                 1998                1997        (Decrease) $    (Decrease) %
                                         -------------       -------------       ------------    ------------
Water Operating Revenues:
        Sales and gross water margin         $21,079             $21,437            $ (358)           -1.7%
                                         =============       =============       ============    ============


     Water sales for the first six months of 1998 were slightly less than the prior year. The same factors which contributed to lower sales in the second quarter of 1998, a wetter than normal spring offset by more customers and higher prices, were also responsible for the decrease in sales during the first six months.

Other Financial Information
---------------------------

                                                         Three Months
                                                        Ended June 30,
                                                        --------------

                                                                                   Increase/        Increase/
                                                    1998             1997          Decrease $       Decrease %
                                                 ----------       ----------       ----------       ----------
Allowance for other funds used
 during construction                               $1,155           $1,494           $(339)          -22.7%
Allowance for borrowed funds used
 during construction                                2,039            1,186             853            71.9%
                                                   ------           ------           -----           ------
                                                   $3,194           $2,680           $ 514            19.2%
                                                   ------           ------           -----           ------

     Total allowance for funds used during construction was higher in the second quarter of 1998 over the comparable period in 1997 because of the continuing construction of the Alturas transmission project and the Pinion Pine power project (Pinon was completed in June 1998).


                                                          Six Months
                                                        Ended June 30,
                                                        --------------

                                                                                   Increase/        Increase/
                                                    1998             1997          Decrease $       Decrease %
                                                 ----------       ----------       ----------       ----------
Allowance for other funds used
 during construction                               $2,126           $2,928          $ (802)           -27.4%
Allowance for borrowed funds used
 during construction                                3,721            2,354           1,367             58.1%
                                                   ------           ------          ------            ------
                                                   $5,847           $5,282          $  565             10.7%
                                                   ------           ------          ------            ------


     The total allowance for funds used during construction was higher for the first six months of 1998 over the comparable period in 1997 for the same reasons described in the preceding second quarter 1998 discussion.

   The following table includes other items of financial information that varied materially from the same items in the second quarter of 1997:


                                                Three Months
                                                Ended June 30,
                                         ---------------------------
                                                                           Increase/        Increase/
                                              1998               1997      (Decrease)$      (Decrease)%
                                         ---------          ---------     ------------      ------------

Depreciation and amortization              $16,672            $15,447         $ 1,225              7.9%
Income Taxes                                 8,742             10,068          (1,326)            13.2%

   Depreciation and amortization expense increased due to water division additions and other customer improvements added to plant in service late in 1997.

   Operating income taxes decreased due to a reclassification of interest expense to operating income from non-operating income that lowered operating income before income taxes and a lower effective tax rate in the 1998 period.

   The following table includes other items of financial information that varied materially from the same items in 1997:

                                                           Six Months
                                                         Ended June 30,
                                                  -------------------------
                                                                                  Increase/        Increase/
                                                         1998         1997        (Decrease)$     (Decrease)%
                                                  -----------    -----------     -------------    -------------

  Other operating expense                         $57,920          $61,673            $(3,753)           -6.1%
  Depreciation and amortization                    33,593           30,825              2,768             9.0%
  Income Taxes                                     21,402           22,911             (1,509)            6.6%
  Interest Charges-Other                            3,668            1,962              1,706            87.0%

   Other operating expense decreased due to higher stock compensation plan costs and post-retirement benefits experienced in 1997. Also, 1998 costs were lower because of the water rate case decision which directed the Company to capitalize certain costs of approximately $0.6 million which were previously expensed.

   Depreciation and amortization expense was higher because of water division additions and other customer improvements added to plant in service late in 1997.

   Operating income taxes were lower in 1998 due to lower operating income before income taxes and a reduction in the effective tax rate. A reclassification in 1998 of interest expense from non-operating income to operating income contributed to the reduction of operating income.

   Interest charges - other - increased because of higher short-term debt balances in 1998.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
             ----------------------------------------------------

   During the first six months of 1998, the Company earned $40.9 million in income before preferred dividends, declared $2.7 million in dividends to holders of its preferred stock, and declared $38 million in common stock dividends to its parent, Sierra Pacific Resources.

CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

    The Company's construction program and capital requirements for the period 1998-2002 were originally discussed in the Company's 1997 Annual Report on Form 10-K. Of the amount projected for 1998, as of June 30, 1998, $56.1 million (37.1%) had been spent. Of this amount, approximately 83.9% was provided by internally-generated funds.


ALTURAS INTERTIE
----------------

     As of June 30, 1998, the Company had spent approximately $100 million on the Alturas Intertie transmission line. The current estimated total construction cost, including AFUDC, is approximately $159 million. The increase in the estimated construction cost of approximately $8.4 million over the amount previously reported is due to higher costs associated with regulatory compliance as well as enhanced construction techniques which are expected to expedite completion of the project. Construction of the project is expected to be completed in late 1998. For further discussion of major projects, refer to the Company's 1997 Annual Report on Form 10-K.

PINON PINE
----------

     On June 17, 1998, the Company completed the construction of the coal gasifier portion of the Pinon Pine Power Project. The Company expects that based on the in-service date, the performance warranty requirements, as described in the Company's Annual Report on Form 10-K for 1997, will not be met by December 31, 1998. Consequently, the Company had a reserve of $1.8 million as of June 30, 1998 which represents the entire contingency for the year. Also, because the project will not meet contracted performance levels, the Company may be required to refinance General Electric Capital Corporation's (GECC) investment in Pinon Pine Company LLC. If the Company is required to buyout GECC, it is estimated that the additional investment required would be approximately $30 million. For more information concerning the Pinon Pine Power project see the Company's Annual Report on Form 10-K for 1997.

REGULATORY MATTERS
------------------

NEVADA

     As a result of the rate plan referred to in the Company's Form 10-K for 1997, the Company made its first earnings sharing filing on April 29, 1998. For its electric division customers, the Company recommended a refund of $7.321 million based upon calendar year 1997 results. The Company also proposed a refund of $1.694 million to its gas division customers for results of the same period. The Company expects the outcome of the filing within 180 days of the filing date.

     As mentioned in its 1997 Form 10-K, the Company has requested permission from the Public Utilities Commission of Nevada (PUCN) to continue to serve customers in the Truckee-Carson Irrigation District leasehold area upon expiration of the leasehold agreement (June 1998). On June 26, 1998, the Commission issued its interim order requiring the Company to continue serving the area until a final order is issued. The final order is expected by the fall of 1998.

     On July 1, 1998, the Company filed its electric resource plan with the PUCN. The plan discusses generation and transmission alternatives that would supply Northern Nevada with electricity for the period 1998 through 2017. The Company expects the PUCN to rule on this filing by November 12, 1998.

     As reported in Sierra Pacific Resources (SPR) report on Form 8-K filed on July 7, 1998, SPR, the parent company of Sierra Pacific Power Company, filed with the PUCN a joint application with Nevada Power Company for an order authorizing a merger. Among other issues in the PUCN merger application, the filing addresses:

     .  Benefits of the merger to employees and stockholders.
     . The impact of the proposed merger on competition and electricity prices. . Operation of the electric transmission system to ensure competing energy suppliers have equal access to customers.

     A decision from the PUCN is expected within 180 days of the filing date.

     With regard to Nevada Assembly Bill 366 (electric and gas utility restructuring) previously discussed in the Company's 1997 Form 10-K, the PUCN opened several dockets to investigate issues relating to restructuring:

     Docket 97-8001 is the general electric restructuring docket, covering unbundled electric services, potentially competitive services, licensing, non-price terms and conditions for distribution service, market power, stranded costs and provider of last resort. The PUCN has issued several draft rules for comment. An independent scheduling agent (ISA) is being considered for the state to mitigate market power issues.

     Docket 97-11018 was opened for unbundling of Sierra's costs into the eight unbundled services and to delineate transmission and distribution facilities applying FERC's seven criteria outlined in its Order 888.

     Docket 97-5034 establishes rules for both electric and gas utilities related to sharing of corporate services, employee transfers between affiliates, non-discriminatory treatment of affiliates and non-affiliates, audits, sharing of name and logo and penalties for violation of these rules for both electric and gas utilities.

     Docket 97-8002 was opened to investigate issues relating to compliance with
     Nevada AB 366 for natural gas issues.   The docket addresses unbundling of
     services, potentially competitive designation of services, licensing, and alternative plans of regulation.

     In early 1998 the PUCN issued "OII Number Two" requesting comments on four subject areas: which services should become "potentially competitive"; guidelines for distribution open access tariffs; consumer protection; and licensing of alternative sellers. Comments have been filed and workshops have been held on these matters:

  Potentially Competitive Services
  --------------------------------

  On June 8, 1998 the PUCN issued an order determining that billing, metering, and customer services should be declared "potentially competitive" effective December 31, 1999. Generation services were already deemed to be potentially competitive by AB 366. On June 23, 1998 the Company and Nevada Power filed Petitions for Reconsideration, arguing that the PUCN did not follow the proper administrative procedures. On July 15, 1998 the PUCN granted the Company's petition to reconsider this Order. The PUCN agreed that an application should be filed and a hearing should be held. The PUCN set a date of August 26, 1998 for the Company and Nevada Power to file applications for the services the utilities wish to be declared potentially competitive. If either the Company or Nevada Power do not file applications the PUCN Staff will file an application on September 2, 1998.


  Distribution Open Access Tariffs
  --------------------------------

  On June 4, 1998 the PUCN voted to issue a proposed rule on distribution tariffs. This rule establishes the open access obligations of electric distribution utilities. Electric distribution utilities will be required to file tariffs in compliance with guidelines established in this proposed rule. A workshop to discuss the proposed rule will be held later in the year.

  Licensing of Alternative Sellers and Consumer Protection Requirements for
  -------------------------------------------------------------------------
  Alternative Sellers
  -------------------

  After soliciting comments and holding workshops, on June 26, 1998 the PUCN issued proposed rules on licensing of alternative sellers and consumer protection requirements for alternative sellers. These rules provide the licensing and reporting requirements of alternative sellers and establish the conduct required when alternative sellers provide generation or aggregation services to residential and small commercial customers. Workshops will be scheduled on these proposed rules later in the year.

  On April 27, 1998 the PUCN issued OII Number Three which requested comments and scheduled workshops in three areas: Load Pockets and Market Power, Transition Costs, and Provider of Last Resort. Comments and initial workshops are completed.

  Load Pockets and Market Power
  -----------------------------

  As a result of the workshop the PUCN asked the parties to form a working group to further explore the Independent Scheduling Agent (ISA) concept. The working group is discussing ISA models presented by Enron, the utilities, and
  other parties.   The group is also discussing a series of questions provided by the PUCN. A working group report on ISA issues is to be filed by August 14, 1998. PUCN staff will file a report on load pocket mitigation by August 21, 1998. A third report, dealing with generation aggregation issues, is to be filed by September 2, 1998. Hearings will be held in September 1998.

  Transition Costs
  ----------------

  The Company filed an extensive response to transition cost questions including
  a "white paper" which addressed many aspects of transition costs.   The PUCN
  established a working group to resolve various issues that include mitigation standards; filing requirements; tax and accounting issues; and recovery mechanisms. The Company and Nevada Power are developing a proposal for transition cost issues which will be discussed with the working group in August 1998.

  Provider of Last Resort
  -----------------------

  The Provider of Last Resort (PLR) will provide electric service to customers who do not choose and customers who are not able to find service with an alternative seller. In its workshop on PLR, the PUCN explored three different scenarios for providing service to such customers. One option is for an affiliate of the distribution company to be the PLR. The second option is a balloting process where customers would choose a supplier or be assigned by the PUCN to a supplier. The third option is a process where alternative sellers bid to provide PLR service to blocks of customers. The Company has provided comments on how each proposal could be implemented. Additional workshops and a proposed regulation are expected later in the year.

  Gas Restructuring
  -----------------

  In order to comply with Nevada AB 366 for natural gas deregulation, the PUCN
  is developing new natural gas rules.   The PUCN is following similar processes
  as in electric restructuring to develop new rules. To date the PUCN has developed a list of unbundled services and has issued a proposed rule for
  declaring services potentially competitive.   This rule, which is expected to
  be adopted in the near future, will provide the process to be followed to
  declare services to be potentially competitive.   In the third quarter 1998,
  the Company will begin the process of segregating costs into the unbundled services. The PUCN has also obtained comments, developed a proposed rule, and held workshops on licensing requirements for alternative sellers.


CALIFORNIA

     As a result of the transition decision mentioned in the Company's Form 10-K for 1997, the Company filed three compliance filings with the CPUC in early 1998. 1) A filing reflecting proposed tariff changes to implement direct access; 2) a filing reflecting proposed unbundled rates; and 3) a proposal to implement three billing options and revenue cycle unbundling (metering, meter reading and billing) credits. In addition, the Company also filed on the same date a plan for compliance with the affiliate transaction rules.

     On June 24, 1998, the Company filed for approval to issue revenue reduction bonds, as provided for in AB 1890 (the bill restructuring California's electric services industry), to compensate the Company for the 10% rate reduction provided beginning January 1, 1998. The company is requesting approval to issue up to $ 25 million in revenue reduction bonds.

     On June 30, 1998, the Company requested an extension for California market valuation of generation assets. The Company requested an extension until July 1, 1999 (or, one year), to file its proposed mechanism for establishing the market value of its generation assets. The Transition Plan order had required the Company to file this proposal on July 1, 1998. On July 6, 1998 the CPUC granted a 90-day extension for California market valuation.

FERC

     On May 22, 1998, the Company and several other parties filed a "Petition for Review" with the D.C. Court of Appeals requesting review of the FERC's decisions in the Pacific Gas Transmission (PGT) rate case. The FERC had previously denied the Company's protest of a settlement in PGT's last rate case and the Company's request for rehearing.

     Updating the Company's original discussion in its 1997 Report on Form 10-K, on July 9, 1998, the Administrative Law Judge (ALJ) certified the settlement reached in the Import Limit Case (Dockets ER97-3593 and ER97-4462). The settlement resolves all issues in these cases and provides for a continuation of the current import limit allocation until the Alturas inter-tie is in service. At that time and until February 28, 2001, Tahoe Donner Public Utility District (TDPUD) will receive 30 MW of import capability. After 2/28/01, allocation of import capacity will be determined by the FERC based on the results of the Company's 1998 PUCN resource plan and a subsequent filing with FERC in 1999. The settlement now goes to the FERC for approval. TCID has contested the settlement; however, the ALJ certified the settlement since the opposition by TCID does not raise issues of material fact.

ENVIRONMENTAL
-------------

    On Tuesday, July 7, 1998, a phase shifter at the Company's Fort Churchill generation plant experienced an internal failure causing an oil spill of approximately 10,000 gallons. The Company is now conducting technical studies to determine remediation costs. However, the insurance policy covering the affected equipment provides for both the repair of the facility as well as any remediation costs. The policy deductible is $150,000 and as of June 30, 1998, the Company had not yet reserved this amount because the event occurred after June 30, 1998.

MERGER
------

    As reported in Sierra Pacific Resources report on Form 8-K, the parent company of Sierra Pacific Power Company, dated July 7, 1998, SPR and Nevada Power filed a joint merger application with the Public Utilities Commission of Nevada for approval of a proposed merger.

    In the filing, Nevada Power and Sierra Pacific propose selling their generation plants if the merger is completed. Capital raised from the sale will be reinvested primarily in new transmission and distribution facilities.

    Through June 30, 1998, the Company had incurred a total of $4.8 in costs to effect the merger. $4.3 million of the external costs incurred have been capitalized and the balance of internal costs expensed during the period.

PART II
-------


ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q.

     (15) Letter of independent accountants acknowledging awareness regarding interim financial information of the Company.

     (27) The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-Q for the six month period ended June 30, 1998, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)  Reports on Form 8-K

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Sierra Pacific Power Company
                                     ---------------------------------
                                               (Registrant)




Date:   August 13, 1998          By         /s/  Mark A. Ruelle
     ------------------------       --------------------------------------
                                                 Mark A. Ruelle
                                           Senior Vice President and
                                              Chief Financial Officer
                                          (Principal Financial Officer)



Date:   August 13, 1998          By         /s/  Mary O. Simmons
     ------------------------       --------------------------------------
                                                 Mary O. Simmons
                                                   Controller
                                          (Principal Accounting Officer)