Form 10-K405/A
period 1997-12-31
SIERRA PACIFIC RESOURCES
filed 1998-09-03
CIK 741508

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A2

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

        Class                   Outstanding at March 16, 1998: 30,940,819 shares
Common Stock, $1.00 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed in connection with the Annual meeting of shareholders, to be held May 18, 1998, are incorporated by reference into Part III hereof.

================================================================================

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 by revising Part II Item 8 with the following two changes. The section has been revised to include a signed audit report. Also, the Consolidated Statements of Cash Flows have been revised to delete the item "Non cash charges to utility plant".

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SIERRA PACIFIC RESOURCES



                          By: /s/  Mark A. Ruelle
                              ------------------------------

                              Mark A. Ruelle
                              Senior Vice President
                              Chief Financial Officer
                              (Principal Financial Officer)
                              (Principal Accounting Officer)


Date:  August 25, 1998


                                                                                 Page
                                                                                ------

Reports of Independent Accountants...........................................   15, 16

Financial Statements:

        Consolidated Balance Sheets as of December 31, 1997 and 1996.........       17
        Consolidated Statements of Income for the Years Ended December 31,
          1997, 1996 and 1995................................................       18
        Consolidated Statements of Common Shareholder's Equity for the
          Years Ended December 31, 1997, 1996 and 1995.......................       19
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995...................................       20
        Consolidated Statements of Capitalization as of December 31, 1997
          and 1996...........................................................       21

Notes to Consolidated Financial Statements...................................    22-44


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



DELOITTE & TOUCHE

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



COOPERS & LYBRAND L.L.P.

San Francisco, California
February 16, 1996

                           SIERRA PACIFIC RESOURCES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                                      December 31,
                                ASSETS                                                        1997                  1996
                                ------                                                        ----                  ----
Utility Plant, at Original Cost:
 Plant in service                                                                          $2,063,269           $1,984,781
  Less accumulated provision for depreciation                                                 664,490              606,406
                                                                                           ----------           ----------
                                                                                            1,398,779            1,378,375
 Construction work in progress                                                                202,036              165,939
                                                                                           ----------           ----------
                                                                                            1,600,815            1,544,314
                                                                                           ----------           ----------
Investments in subsidiaries and other property, net                                            49,614               43,479
                                                                                           ----------           ----------
Current Assets:
 Cash and cash equivalents                                                                      8,901                4,949
 Accounts receivable less provision for
  Uncollectible accounts: 1997-$1,704; 1996-$2,196                                            103,356               94,736
 Materials, supplies and fuel, at average cost                                                 25,255               27,586
 Other                                                                                          2,885                4,472
                                                                                           ----------           ----------
                                                                                              140,397              131,743
                                                                                           ----------           ----------
Deferred Charges:
 Regulatory tax asset                                                                          66,563               67,667
 Other regulatory assets                                                                       63,476               67,319
 Other                                                                                         15,015               14,832
                                                                                           ----------           ----------
                                                                                              145,054              149,818
                                                                                           ----------           ----------

                                                                                           $1,935,880           $1,869,354
                                                                                           ==========           ==========
                     CAPITALIZATION AND LIABILITIES
                     ------------------------------
Capitalization:
 Common shareholders' equity                                                               $  633,394           $  594,859
 Preferred stock                                                                               73,115               73,115
 Preferred stock subject to mandatory redemption:
 SPPC-obligated Mandatorily Redeemable Preferred
   Securities of the Company's Subsidiary Trust,
   Sierra Pacific Power Capital I, holding solely
   $50 million principal amount of 8.6% Junior
   Subordinated Debentures of the Company, due 2036
                                                                                               48,500               48,500
Long-term debt                                                                                627,224              637,846
                                                                                           ----------           ----------
                                                                                            1,382,233            1,354,320
                                                                                           ----------           ----------
Current Liabilities:
 Short-term borrowings                                                                         75,000               38,000
 Current maturities of long-term debt and preferred stock                                      10,566               25,434
 Accounts payable                                                                              62,105               53,804
 Accrued interest                                                                               6,910                6,849
 Dividends declared                                                                            10,941               10,452
 Other current liabilities                                                                     34,360               33,078
                                                                                           ----------           ----------
                                                                                              199,882              167,617
                                                                                           ----------           ----------
Deferred Credits:
 Accumulated deferred federal income taxes                                                    165,076              164,199
 Accumulated deferred investment tax credits                                                   39,873               41,836
 Regulatory tax liability                                                                      40,767               42,870
 Customer advances for construction                                                            38,478               39,429
 Accrued retirement benefits                                                                   37,456               28,624
 Other                                                                                         32,115               30,459
                                                                                           ----------           ----------
                                                                                              353,765              347,417
                                                                                           ----------           ----------
Commitments and Contingencies (Note 16)                                                    $1,935,880           $1,869,354
                                                                                           ==========           ==========

The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         Year Ended December 31,
                                                                           1997                   1996                   1995
                                                                           ----                   ----                   ----
Operating Revenues:
  Electric                                                            $   540,346            $   507,004            $   491,419
  Gas                                                                      70,675                 67,376                 62,572
  Water                                                                    46,519                 45,344                 43,793
  Other                                                                     5,703                  7,987                  8,338
                                                                      -----------            -----------            -----------
                                                                          663,243                627,711                606,122
                                                                      -----------            -----------            -----------
Operating Expenses:
  Operation:
    Purchased power                                                       130,612                122,272                119,464
    Fuel for power generation                                             100,861                102,601                 84,878
    Gas purchased for resale                                               38,127                 33,899                 35,864
    Deferral of energy costs-net                                                8                 (1,736)                 9,597
    Other                                                                 129,493                128,430                123,670
  Maintenance                                                              23,387                 20,672                 18,391
  Depreciation and Amortization                                            64,117                 58,118                 55,076
  Taxes:
    Income taxes                                                           38,667                 35,626                 36,574
    Other than income                                                      19,344                 18,951                 17,848
                                                                      -----------            -----------            -----------
                                                                          544,616                518,833                501,362
                                                                      -----------            -----------            -----------
Operating Income                                                          118,627                108,878                104,760
                                                                      -----------            -----------            -----------

Other Income:
  Allowance for other funds used during construction                        5,723                  5,231                  1,245
  Other income (expense)-net                                                1,261                  1,289                 (2,244)
                                                                      -----------            -----------            -----------
                                                                            6,984                  6,520                   (999)
                                                                      -----------            -----------            -----------
  Total Income Before Interest Charges                                    125,611                115,398                103,761
                                                                      -----------            -----------            -----------

Interest Charges:
  Long-term debt                                                           41,738                 39,770                 38,477
  Other                                                                     4,583                  4,624                  2,873
  Allowance for borrowed funds used during
    construction and Capitalized interest                                  (4,785)                (3,924)                (3,002)
                                                                      -----------            -----------            -----------
                                                                           41,536                 40,470                 38,348
                                                                      -----------            -----------            -----------

Income Before Obligated Mandatorily Redeemable
  Preferred Securities                                                     84,075                 74,928                 65,413
Preferred Dividend Requirements of SPPC-Obligated
  Mandatorily  Redeemable Preferred Securities                             (4,171)                (1,749)                     -
                                                                      -----------            -----------            -----------
Income Before Preferred Dividends                                          79,904                 73,179                 65,413
Preferred Dividend Requirements of Subsidiary                              (5,459)                (6,300)                (7,374)
                                                                      -----------            -----------            -----------

Net Income                                                            $    74,445            $    66,879            $    58,039
                                                                      ===========            ===========            ===========

Net Income Per Share - Basic                                                $2.41                  $2.19                  $1.95
                     - Diluted                                              $2.40                  $2.19                  $1.95

Weighted Average Shares of Common Stock  Outstanding                   30,879,696             30,495,224             29,754,978

Annual Dividends Paid Per Share of Common Stock                            $1.225                 $1.165                 $1.120

The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                            (DOLLARS IN THOUSANDS)


                                                                                  Year Ended December 31,
                                                                          1997                 1996                1995
                                                                          ----                 ----                ----
Retained Earnings at Beginning of Year                                  $111,741             $ 80,845            $ 58,062
Income Before Preferred Dividends                                         79,904               73,179              65,413


Stock Issuance Costs                                                          (7)                (268)                  -
Dividends Declared:
  Preferred stock of subsidiary                                           (5,459)              (5,879)             (9,205)
  Common stock                                                           (38,308)             (36,136)            (33,425)
                                                                        --------             --------            --------


Retained Earnings at End of Year                                        $147,871             $111,741            $ 80,845
                                                                        ========             ========            ========


The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                           Year Ended December 31,
                                                                                        1997         1996         1995
                                                                                        ----         ----         ----
Cash Flows From Operating Activities:
------------------------------------
  Income before preferred dividends                                                 $  79,904    $  73,179    $  65,413
  Non-cash items included in income:
      Depreciation and amortization                                                    64,117       58,118       55,076
      Deferred taxes and investment tax credits                                        (2,083)       2,983       (1,012)
      AFUDC and capitalized interest                                                  (10,508)      (9,155)      (4,247)
      Deferred energy costs                                                                 8       (1,736)       9,597
      Early Retirement and severance Amortization                                       4,551        7,877        2,127
      Merger Costs                                                                        (50)       1,909       11,612
      Other non-cash                                                                   (2,110)       2,803        1,862
  Changes in certain assets and liabilities:
      Accounts receivable                                                              (8,620)      (2,559)     (13,513)
      Materials, supplies and fuel                                                      2,331        2,869          935
      Other current assets                                                              1,587       (1,934)       1,346
      Accounts payable                                                                  8,301      (38,081)      41,862
      Other current liabilities                                                         1,282       11,373       (5,958)
      Other - net                                                                       8,315        2,802       (7,035)
                                                                                    ---------    ---------    ---------
Net Cash Flows From Operating Activities                                              147,025      110,448      158,065
                                                                                    ---------    ---------    ---------

Cash Flows Used in Investing Activities:
---------------------------------------
  Additions to utility plant                                                         (136,987)    (193,635)    (139,138)
  Customer refunds for construction                                                      (951)        (739)        (571)
  Contributions in aid of construction                                                 26,321       15,272        6,621
                                                                                    ---------    ---------    ---------
     Net cash used for utility plant                                                 (111,617)    (179,102)    (133,088)
  Proceeds from sale of other assets                                                        -            4        1,440
  Investments (disposal of) in subsidiaries and
     other property - net                                                              (5,637)       1,261      (27,978)
                                                                                    ---------    ---------    ---------
Net Cash Used in Investing Activities                                                (117,254)    (177,837)    (159,626)
                                                                                    ---------    ---------    ---------

Cash Flows From (Used in) Financing Activities:
----------------------------------------------
  Increase (Decrease) in short-term borrowings                                         40,583      (16,059)      12,424
  Proceeds from issuance of long-term debt                                                  -       80,041            -
  Retirement of long-term debt                                                        (25,529)     (10,539)     (11,038)
  Decrease in funds held in trust                                                           -        9,175       23,058
  Proceeds from SPPC-obligated Mandatorily
    Redeemable Preferred Securities                                                         -       48,500            -
  Retirement of preferred stock                                                             -      (20,400)      (6,800)
  Sale of common stock                                                                  2,405       19,414       13,045
  Expenses of external financing                                                            -           (5)         (59)
  Dividends paid                                                                      (43,278)     (42,032)     (40,668)
                                                                                    ---------    ---------    ---------
Net Cash From (Used in) Financing Activities                                          (25,819)      68,095      (10,038)
                                                                                    ---------    ---------    ---------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                                                       3,952          706      (11,599)
Beginning Balance in Cash and Cash Equivalents                                          4,949        4,243       15,842
                                                                                    ---------    ---------    ---------
Ending Balance in Cash and Cash Equivalents                                         $   8,901    $   4,949    $   4,243
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

                           SIERRA PACIFIC RESOURCES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (DOLLARS IN THOUSANDS)

                                                                                                         December 31,
                                                                                                   1997                1996
                                                                                                   ----                ----
Common Shareholders' Equity:
---------------------------
  Common stock, $1.00 par value, authorized 90 million;
    issued and outstanding 1997 30,915,402 shares; 1996 30,815,936 shares                        $ 30,915            $ 30,816
  Additional paid-in capital                                                                      454,608             452,302
  Retained earnings                                                                               147,871             111,741
                                                                                                 --------            --------
      Total Common Shareholders' Equity                                                           633,394             594,859
                                                                                                 --------            --------

Preferred Stock of Subsidiary:
-----------------------------
Not subject to mandatory redemption:
  $50 par value:
    Series A; $2.44 dividend                                                                        4,025               4,025
    Series B; $2.36 dividend                                                                        4,100               4,100
    Series C; $3.90 dividend                                                                       14,990              14,990
  $25 stated value:
    Class A Series 1; $1.95 dividend                                                               50,000              50,000
                                                                                                 --------            --------
    Subtotal                                                                                       73,115              73,115
  SPPC-obligated Mandatorily Redeemable Preferred Securities of the Company's Subsidiary Trust, Sierra Pacific Power
   Capital I, holding solely $50 million principal amount of
   8.60% Junior Subordinated Debentures of the Company, due 2036                                   48,500              48,500
                                                                                                 --------            --------
Total preferred stock                                                                             121,615             121,615
                                                                                                 --------            --------

Long-Term Debt:
--------------
  First Mortgage Bonds:
     Unamortized bond premium and discount, net                                                      (867)               (906)

  Debt Secured by First Mortgage Bonds:
     2.00%  Series Z  due 2004                                                                        114                 135
     2.00%  Series O  due 2011                                                                     1 ,618               1,736
     6.35%  Series FF due 2012                                                                      1,000               1,000
     6.55%  Series AA due 2013                                                                     39,500              39,500
     6.30%  Series DD due 2014                                                                     45,000              45,000
     6.65%  Series HH due 2017                                                                     75,000              75,000
     6.65%  Series BB due 2017                                                                     17,500              17,500
     6.55%  Series GG due 2020                                                                     20,000              20,000
     6.30%  Series EE due 2022                                                                     10,250              10,250
     6.95%  to 8.65% Series A MTN due 2022                                                        115,000             115,000
     7.10%  and 7.14% Series B MTN due 2023                                                        58,000              58,000
     6.83%  and 6.86% Series C MTN due 1999                                                        30,000              30,000
     6.62%  to 6.83% Series C MTN due 2006                                                         50,000              50,000
     5.90%  Series JJ due 2023                                                                      9,800               9,800
     5.90%  Series KK due 2023                                                                     30,000              30,000
     5.00%  Series Y due 2024                                                                       3,275               3,335
     6.70%  Series II due 2032                                                                     21,200              21,200
                                                                                                 --------            --------
            Subtotal, excluding current portion                                                   527,257             527,456
  Variable Rate Note:
     Water Facilities Note maturing 2020                                                           80,000              80,000
  Senior Notes                                                                                     20,000              30,000
  Other, excluding current portion                                                                    834               1,296
                                                                                                 --------            --------
  Total Long-Term Debt                                                                            627,224             637,846
                                                                                                 --------            --------

TOTAL CAPITALIZATION                                                                           $1,382,233          $1,354,320
                                                                                               ==========          ==========

The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------

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

NOTE 2.  REGULATORY ACTIONS
---------------------------

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

NOTE 3.  EARNINGS PER SHARE
---------------------------

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

  The following provides a reconciliation of Basic EPS and Diluted EPS.

                                                                 1997                      1996                      1995
                                                        --------------------      --------------------      --------------------
Basic EPS
     Numerator
     ---------
          Income available to common
             stockholders ($000)                                 $    74,445               $    66,879               $    58,039
                                                        --------------------      --------------------      --------------------

     Denominator
     -----------
          Weighted average number of shares
              outstanding                                         30,879,696                30,495,224                29,754,978

     Per-Share Amount                                            $      2.41               $      2.19               $      1.95
     ----------------                                   ====================      ====================      ====================

Diluted EPS
     Numerator
     ---------
          Income available to common
             stockholders ($000)                                 $    74,445               $    66,879               $    58,039
                                                        --------------------      --------------------      --------------------
     Denominator
     -----------
          Weighted average number of shares
              outstanding before dilution                         30,879,696                30,495,224                29,754,978
          Stock options                                               38,058                    18,245                     6,461
          Executive long term incentive plan
            - performance shares                                      36,696                    13,911                     6,364
          Non-employee stock plan                                      5,573                     4,176                     3,143
          Employee stock purchase plan                                 3,341                     2,019                     2,784
                                                        --------------------      --------------------      --------------------
                                                                  30,963,364                30,533,575                29,773,730
                                                        --------------------      --------------------      --------------------
     Per-Share Amount                                            $      2.40               $      2.19               $      1.95
     ----------------                                   ====================      ====================      ====================

NOTE 4.      OTHER PROPERTY
---------------------------

Other property consisted of (dollars in thousands):

                                                 December 31,
                                        1997                      1996
                                  -----------------         -----------------
Investment in TGPC                          $16,737                   $17,639
Investment in Pinon
 Pine Gasifier                               24,863                    19,143
Real Estate - net                             2,560                     3,229
Other                                         5,454                     3,468
                                            -------                   -------
                                            $49,614                   $43,479
                                            =======                   =======

NOTE 5.      JOINTLY-OWNED FACILITIES
----------   ------------------------

VALMY
----------

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

  The following schedule reflects SPPC's 50% ownership interest in the jointly-owned electric utility plant at December 31, 1997 (dollars in thousands):

                                            Electric           Accumulated          Construction
                              MW             Plant            Provision For           Work In
             Plant         Capacity        In Service         Depreciation            Progress
          ------------   ------------   ----------------   -------------------   ------------------
            Valmy #1          129            $127,520             $49,642                $173
            Valmy #2          137            $153,917             $48,850                $592

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

NOTE 6.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
----------------------------------------------------

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

     The changes in common stock and additional paid-in capital for 1997, 1996 and 1995 are as follows (dollars in thousands):

                                   Shares Issued                        Amount
                             --------------------------      -----------------------------
                              1997     1996      1995         1997       1996       1995
                             ------   -------   -------      -------   --------   --------
Public Sale                       0   517,900   290,900       $    0    $12,870    $ 6,037
CSIP/DRP                     50,633   238,403   298,704        1,419      5,985      6,373
ESPP, ESOP, and Other        48,833    25,120    39,590          986        558        635
                             ------   -------   -------       ------    -------    -------
                             99,466   781,423   629,194       $2,405    $19,413    $13,045
                             ======   =======   =======       ======    =======    =======

NOTE 7.      PREFERRED STOCK
----------   ---------------

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

                                         Shares Issued                                            Amount
                                         -------------                                            ------
                             1997            1996            1995                  1997            1996            1995
                         -------------   -------------   -------------         -------------   -------------   -------------
(dollars in thousands)
Not subject to
  mandatory
    redemption:
       Series A                 80,500          80,500          80,500              $  4,025        $  4,025         $ 4,025
       Series B                 82,000          82,000          82,000                 4,100           4,100           4,100
       Series C                299,800         299,800         299,800                14,990          14,990          14,990
      Class A Series I       2,000,000       2,000,000       2,000,000                50,000          50,000          50,000
                             ---------       ---------       ---------              --------        --------         -------
          Subtotal           2,462,300       2,462,300       2,462,300                73,115          73,115          73,115
Subject to mandatory
   redemption:
     Series G                        -               -         408,000                     -               -          20,400
     Preferred
      securities of
      Sierra Pacific
       Power
      Capital I              1,940,000       1,940,000               -                48,500          48,500               -
                             -----------------------------------------              ----------------------------------------
Total                        4,402,300       4,402,300       2,870,300              $121,615        $121,615         $93,515
                             =========================================              ========================================

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

NOTE 8.  LONG-TERM DEBT
-----------------------

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

  SPPC's aggregate annual amount of maturities for long-term debt for the next five years is shown below (dollars in thousands):

                               1998      $10,600
                               1999       40,600
                               2000       10,400
                               2001          300
                               2002          200

NOTE 9.      TAXES
----------   -----

  The following reflects the composition of taxes on income (dollars in thousands):

                                                                        1997                1996                1995
                                                                   ---------------   ------------------   ----------------
Federal:
Taxes estimated to be currently
     Payable                                                              $38,854              $28,986            $38,469

   Deferred taxes related to:
     Excess of tax depreciation over
           book depreciation                                                3,997                5,217              9,237
     Deferral of energy costs
           deducted currently for tax
           purposes-net                                                        (3)                (307)            (4,112)
     Contributions in aid of
           construction and customer
           advances                                                        (3,966)              (2,917)            (1,798)
     Avoided interest capitalized                                          (1,578)              (3,124)              (569)
     Costs of abandoned merger                                                301                4,359               (776)
     Other-net                                                                711                3,382             (2,854)
     Net amortization of investment tax
            credit                                                         (1,962)              (1,961)            (1,942)
State (California)                                                            801                  754                688
                                                                ---------------------------------------------------------

           Total                                                          $37,155              $34,389            $36,343
                                                                =========================================================

As Reflected in Statements of Income:
    Federal income taxes                                                   37,866               34,872             35,886
    State income taxes                                                        801                  754                688
                                                                ---------------------------------------------------------
          Operating Income                                                 38,667               35,626             36,574
    Other income-net                                                       (1,512)              (1,237)              (231)
                                                                ---------------------------------------------------------
          Total                                                           $37,155              $34,389            $36,343
                                                                =========================================================

  The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (dollars in thousands):

                                                                         1997                1996                 1995
                                                                ------------------------------------------------------------

Income before preferred dividends                                         $ 79,904              $ 73,179            $ 65,413
Total income tax expense                                                    37,155                34,389              36,343
                                                                ------------------------------------------------------------
                                                                           117,059               107,568             101,756
Statutory tax rate                                                              35%                   35%                 35%
                                                                ------------------------------------------------------------
Expected income tax expense                                                 40,971                37,649              35,615
Depreciation related to difference
  in cost basis for tax purposes                                             1,591                 2,456               2,394
Allowance for funds used during
  construction - equity                                                     (1,912)               (1,831)               (540)
Tax benefit from the disposition
  of assets                                                                   (569)               (1,130)             (1,427)
ITC amortization                                                            (1,962)               (1,961)             (1,942)
Other-net                                                                     (964)                 (794)              2,243
                                                                ------------------------------------------------------------
                                                                          $ 37,155              $ 34,389            $ 36,343
                                                                ============================================================

Effective tax rate                                                            31.7%                 32.0%               35.7%
                                                                ============================================================

ACCUMULATED DEFERRED FEDERAL INCOME TAXES
-----------------------------------------

  The net accumulated deferred federal income tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (dollars in thousands):

                                                                        1997              1996               1995
                                                                   --------------   -----------------   ---------------
Accumulated Deferred Federal
Income Tax Liabilities:
   AFUDC                                                                 $  7,174            $  5,745          $  4,459
   Bond redemptions                                                         6,423               6,690             7,184
   Excess of tax depreciation over
     book depreciation                                                    154,240             142,447           136,067
   Tax benefits flowed through
     to customers                                                          66,563              67,667            69,610
   Other                                                                    9,380              10,120             5,731
                                                                -------------------------------------------------------
 Total                                                                    243,780             232,669           223,051
                                                                -------------------------------------------------------
Accumulated Deferred Federal
  Income Tax Assets:
   Avoided interest capitalized                                            13,819              12,241             9,117
   Contributions in aid of
     construction and customer advances                                    30,697              25,980            23,102
   Unamortized investment tax credit                                       21,471              22,527            23,583
   Other                                                                   12,717               7,722             7,949
                                                                -------------------------------------------------------

 Total                                                                     78,704              68,470            63,751
                                                                -------------------------------------------------------

Accumulated Deferred Federal Income Taxes                                $165,076            $164,199          $159,300
                                                                =======================================================

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

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

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

NOTE 11.  SHORT-TERM BORROWINGS
-------------------------------

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

NOTE 12.  DIVIDEND RESTRICTIONS
-------------------------------

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

NOTE 13.  RETIREMENT PLAN
-------------------------

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

  The following table sets forth a reconciliation of the funded status of the plan with amounts included in SPR's consolidated balance sheets as of December 31, 1997 and 1996 (dollars in thousands):

                                                                           1997                 1996
                                                                    ------------------   ------------------
Actuarial present value of benefit
Obligations:
    Vested benefit obligation                                               $ 134,237            $ 118,383
                                                                            =========            =========

    Accumulated benefit obligation
                                                                            $ 142,572            $ 125,547
                                                                            =========            =========

    Projected benefit obligation                                            $ 180,921            $ 157,660

Less plan assets at fair value                                               (190,535)            (167,416)
                                                                            ---------            ---------
Projected benefit obligation (less than) in
 Excess of plan assets                                                         (9,614)              (9,756)
Unrecognized net gain                                                          35,379               26,661
Unrecognized prior service cost                                                (9,419)              (4,251)
                                                                            ---------            ---------
Net balance sheet liability                                                 $  16,346            $  12,654
                                                                            =========            =========

  In the preceding table, unrecognized net gain represents the net gain attributable to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

Net periodic pension expense for 1997, 1996 and 1995 included the following components (dollars in thousands):

                                                                       1997                      1996                    1995
                                                                 -----------------         ----------------         ---------------
Service cost                                                             $  5,825                 $  6,652                $  6,320
Interest cost                                                              11,920                   11,778                  10,380
Actual gain on plan assets                                                (31,617)                 (19,954)                (33,248)
Net amortizations and deferrals                                            17,564                    7,736                  23,518
Costs associated with 1995
  early retirement plan                                                         -                        -                  12,825
                                                              -------------------       ------------------       -----------------
Net periodic pension cost as
  Determined under SFAS No. 87                                              3,692                    6,212                  19,795
Amount expensed (deferred) under
  SFAS No. 71 -  net                                                        2,599                    3,882                 (11,509)
Net periodic pension expense
  Recognized                                                             $  6,291                 $ 10,094                $  8,286
                                                              ===================       ==================       =================

Amount charged to operating expense                                      $  4,188                 $  6,769                $  5,416
                                                              ===================       ==================       =================
Amount charged to utility plant
  and clearing accounts                                                  $  2,103                 $  3,325                $  2,870
                                                              ===================       ==================       =================

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

  The amount deferred under SFAS No. 71 represents the SFAS No. 88 costs arising from the 1989, 1992 and 1995 early retirement programs. Pursuant to PUCN directive and prior precedent, costs for the 1989, 1992 and 1995 programs are being amortized over 10 years and are summarized as follows (dollars in thousands):

                                                               1997                1996                 1995
                                                         -----------------   -----------------   ------------------
SFAS No. 88 costs associated with
  the 1995 early retirement program                                 $    -              $    -            $(12,825)
Amortization of 1995 early
  Retirement program                                                 1,283               2,566                   -
Amortization of 1992 early
  Retirement program                                                   574                 574                 574
Amortization of 1989 early
  Retirement program                                                   742                 742                 742
                                                                    ------              ------            --------
Net amount expensed (deferred)
  Under SFAS No. 71                                                 $2,599              $3,882            $(11,509)
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

NOTE 14.  POSTRETIREMENT BENEFITS
---------------------------------

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

  The following table sets forth a reconciliation of the funded status of the plan with amounts included in the accompanying consolidated balance sheets as of December 31, 1997 and 1996 (dollars in thousands):


                                                                               1997                 1996
                                                                        ------------------   -------------------
Accumulated postretirement benefit obligation:
   Retirees                                                                      $ 32,920              $ 37,941
   Fully eligible active participants                                               6,056                 6,227
   Other active plan participants                                                  26,507                29,358
                                                                                 --------              --------
     Total                                                                         65,483                73,526

Less plan assets at fair value                                                    (39,326)              (32,944)
                                                                                 --------              --------
Accumulated  postretirement benefit obligation
 in excess of plan assets                                                          26,157                40,582
Unrecognized prior service cost                                                         0                  (415)
Unrecognized net gain                                                              20,837                 8,562
Unrecognized transition obligation                                                (33,818)              (39,419)
                                                                                 --------              --------


Net balance sheet liability                                                      $ 13,176              $  9,310
                                                                                 ========              ========

  In the preceding table, unrecognized net gain represents the net change attributed to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

  Net periodic postretirement benefit expense for 1997, 1996 and 1995 included the following components (dollars in thousands) :

                                                                        1997                       1996                    1995
                                                                  -----------------          -----------------       ---------------

Service cost                                                               $ 2,440                      2,587               $ 2,448
Interest cost                                                                5,597                      5,269                 4,479
Actual gain on plan assets                                                  (4,996)                    (1,942)               (3,891)

Net amortizations and deferrals                                              2,030                        (94)                2,111
Amortization of transition                                                   2,464                      2,464                 2,838
  Obligation over 20 years
Costs associated with 1995 early                                                 -                          -                 8,047
  Retirement plan
                                                               -------------------        -------------------       ---------------
Net periodic  postretirement benefit                                         7,535                      8,284                16,032
  cost determined under SFAS No. 106
Amount expensed (deferred) under
  SFAS No. 71 - net                                                            805                      2,044                (7,086)

                                                               -------------------        -------------------     -----------------

Net periodic postretirement expense
  recognized                                                               $ 8,340                    $10,328               $ 8,946
                                                               ===================        ===================     =================

Amount charged to operating expense                                        $ 5,547                    $ 6,903               $ 6,108
                                                               ===================        ===================     =================

Amount charged to utility plant and
  clearing accounts                                                        $ 2,793                    $ 3,425               $ 2,838
                                                               ===================        ===================     =================

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

  The following schedule summarizes the amortization of the deferred costs (dollars in thousands):

                                                                  1997                   1996                    1995
                                                           ----------------       ---------------        ----------------

SFAS No. 106 costs deferred                                           $   -               $     -                 $(8,047)
Amortization of 1995 early
  retirement program                                                    805                 1,610                       -

Amortization of 1993 deferred costs                                       -                   434                     961
                                                           ----------------       ---------------        ----------------

Net amount expensed (deferred) under
  SFAS No. 71                                                         $ 805                $2,044                 $(7,086)
                                                           ================       ===============        ================

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

NOTE 15.  POSTEMPLOYMENT BENEFITS
---------------------------------

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

NOTE 16.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

NOTE 17.  SEGMENT INFORMATION
-----------------------------

     Information related to the segments of SPR's business is detailed below (dollars in thousands):


December 31, 1997          Electric       Gas      Water     Other         Total
-----------------          --------       ---      -----     -----         -----
 Operating Revenues       $  540,346   $ 70,675  $ 46,519   $  5,703    $  663,243
                          ==========   ========  ========   ========    ==========
 Operating Income         $   99,671   $ 10,057  $ 10,444   $ (1,545)   $  118,627
                          ==========   ========  ========   ========    ==========
 Depreciation             $   52,239   $  4,531  $  7,347          -    $   64,117
                          ==========   ========  ========   ========    ==========
 Capital Expenditures     $  105,531   $ 12,191  $ 30,079          -    $  147,801
                          ==========   ========  ========   ========    ==========
 Identifiable Assets:
  Net Utility Plant       $1,228,872   $111,606  $260,337          -    $1,600,815
  Other                   $  152,877   $ 15,524  $ 12,945   $ 20,496    $  201,842
 Other Utility Assets              -          -         -   $130,081    $  130,081
 Other Corporate Assets            -          -         -   $  3,142    $    3,142
                          ----------   --------  --------   --------    ----------
 Total Assets             $1,381,749   $127,130  $273,282   $153,719    $1,935,880
                          ==========   ========  ========   ========    ==========

December 31, 1996          Electric       Gas      Water     Other         Total
-----------------          --------       ---      -----     -----         -----
 Operating Revenues       $  507,004   $ 67,376  $ 45,344   $  7,987    $  627,711
                          ==========   ========  ========   ========    ==========
 Operating Income         $   86,428   $ 11,035  $  9,545   $  1,870    $  108,878
                          ==========   ========  ========   ========    ==========
 Depreciation             $   47,797   $  4,223  $  6,098          -    $   58,118
                          ==========   ========  ========   ========    ==========
 Capital Expenditures     $  158,482   $ 10,798  $ 33,829          -    $  203,109
                          ==========   ========  ========   ========    ==========
 Identifiable Assets:
  Net Utility Plant       $1,183,727   $104,427  $256,160          -    $1,544,314
  Other                   $  140,852   $ 13,270  $ 12,653   $ 24,021    $  190,796
 Other Utility Assets              -          -         -   $131,539    $  131,539
 Other Corporate Assets            -          -         -   $  2,705    $    2,705
                          ----------   --------  --------   --------    ----------
 Total Assets             $1,324,579   $117,697  $268,813   $158,265    $1,869,354
                          ==========   ========  ========   ========    ==========

December 31, 1995          Electric       Gas      Water     Other         Total
-----------------          --------       ---      -----     -----         -----
 Operating Revenues       $  491,419   $ 62,572  $ 43,793   $  8,338    $  606,122
                          ==========   ========  ========   ========    ==========
 Operating Income         $   87,825   $  5,041  $  8,945   $  2,949    $  104,760
                          ==========   ========  ========   ========    ==========
 Depreciation             $   45,361   $  4,019  $  5,685   $     11    $   55,076
                          ==========   ========  ========   ========    ==========
 Capital Expenditures     $   99,537   $ 13,318  $ 31,342   $ 28,475    $  172,672
                          ==========   ========  ========   ========    ==========
 Identifiable Assets:
  Net Utility Plant       $1,076,126   $ 98,367  $238,308   $      -    $1,412,801
  Other                   $  146,392   $ 11,505  $  7,723   $ 25,791    $  191,411
 Other Utility Assets              -          -         -   $151,397    $  151,397
 Other Corporate Assets            -          -         -   $  1,018    $    1,018
                          ----------   --------  --------   --------    ----------
 Total Assets             $1,222,518   $109,872  $246,031   $178,206    $1,756,627
                          ==========   ========  ========   ========    ==========

NOTE 18.  QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

  The following figures are unaudited and include all adjustments necessary in the opinion of management for a fair presentation of the results of interim periods (dollars in thousands except per share amounts):

                                                                              Quarter Ended
                                                                             ----------------
                                                     Mar. 31,           June 30,           Sept 30,          Dec. 31,
                                                       1997               1997               1997              1997
                                                 ----------------   ----------------   ----------------   ---------------
Operating Revenues                                       $173,313           $156,720           $160,875         $172,335
                                                         ========           ========           ========         ========

Operating Income                                         $ 30,917           $ 27,245           $ 29,033         $ 31,432
                                                         ========           ========           ========         ========

Net Income                                               $ 20,833           $ 15,484           $ 18,158         $ 19,970
                                                         ========           ========           ========         ========

Net Income per share - Basic                             $    .68           $    .50           $    .59         $    .64
                                                         ========           ========           ========         ========
                     - Diluted                           $    .68           $    .50           $    .59         $    .63
                                                         ========           ========           ========         ========


                                                                                  Quarter Ended
                                                                                  -------------
                                                         Mar. 31,           June 30,           Sept 30,         Dec. 31,
                                                           1996               1996               1996           1996/(1)/
                                                         --------           --------           --------         --------

Operating Revenues                                       $163,826           $150,173           $160,812         $152,900
                                                         ========           ========           ========         ========

Operating Income
                                                         $ 28,757           $ 24,169           $ 32,750         $ 23,202
                                                         ========           ========           ========         ========

Net Income                                               $ 17,786           $ 14,805           $ 21,978         $ 12,310
                                                         ========           ========           ========         ========

Net Income per share - Basic                             $    .59           $    .49           $     72         $    .39
                                                         ========           ========           ========         ========
                     - Diluted                           $    .59           $    .49           $    .72         $    .39
                                                         ========           ========           ========         ========

/(1)/  Reflects $13 million Nevada electric revenue refund.