Form 10-K405
period 1998-12-31
SIERRA PACIFIC RESOURCES
filed 1999-03-23
CIK 741508

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998             Commission File Number 1-8788


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

                                (775) 834-4011
             (Registrant's telephone number, including area code)

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

State the aggregate market value of the voting stock held by non-affiliates. As of March 16, 1999: $1,139,748,734

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                Outstanding at March 16, 1999: 31,013,571 shares
Common Stock, $1.00 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed in connection with the Annual meeting of shareholders, to be held May 17, 1999 are incorporated by reference into Part III hereof.

===============================================================================

                           SIERRA PACIFIC RESOURCES
                         1998 ANNUAL REPORT FORM 10-K
                                   CONTENTS

PART I...........................................................................................  3

 ITEM 1.  BUSINESS...............................................................................  3
   SIERRA PACIFIC RESOURCES (1)..................................................................  3
   BUSINESS OUTLOOK AND OVERVIEW (1).............................................................  3
 ITEM 2.  PROPERTIES.............................................................................  7
 ITEM 3.  LEGAL PROCEEDINGS......................................................................  7
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................  7

PART II..........................................................................................  9

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...............  9
 ITEM 6.  SELECTED FINANCIAL DATA................................................................ 10
 ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS... 11
 ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................... 13
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................ 14
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................... 21
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.. 44

PART III......................................................................................... 45

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................... 45
 ITEM 11. EXECUTIVE COMPENSATION................................................................. 45
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................... 45
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................... 45

PART IV.......................................................................................... 47

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................... 47
   SIGNATURES.................................................................................... 48

                                    PART I

ITEM 1.  BUSINESS

                         SIERRA PACIFIC RESOURCES (1)
                         ----------------------------

     Sierra Pacific Resources, hereafter known as SPR, was incorporated under Nevada Law on December 12, 1983. SPR's mailing address is P.O. Box 30150 (6100 Neil Road), Reno, Nevada 89520-3150.

     SPR has five primary subsidiaries: Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company (TGPC), Sierra Energy Company dba e-three (e-three), Sierra Pacific Energy Company (SPE), and Lands of Sierra, Inc. (LOS). SPPC provides electric service to northern Nevada and northeastern California, and natural gas and water service in the Reno/Sparks area of Nevada. The assets of SPPC represented 99% of the consolidated assets of SPR at December 31, 1998. TGPC, in partnership with a subsidiary of TransCanada PipeLines, USA Limited, of Calgary, Alberta, Canada (TransCanada) operates a 229-mile natural gas pipeline, placed in service in December 1995. Organized in October, 1996, e-three provides comprehensive energy services in commercial and industrial markets on a regional and national basis. SPE, formed in 1997, operates under the brand name of Simple Choice(SM) and markets a package of products and services. LOS is a real estate management company.

                       BUSINESS OUTLOOK AND OVERVIEW (1)
                       ---------------------------------
Merger
------

     On April 29, 1998, SPR announced a proposed merger with Nevada Power
Company, of Las Vegas, NV.   The "merger of equals" will create a combined
company with assets of approximately $4 billion.

     On July 7, 1998, SPR and Nevada Power Company issued a press release announcing the filing of a joint merger application with the PUCN for approval of their proposed merger. In the filing, SPR and Nevada Power proposed selling their generating plants, pending merger completion, and a long-term freeze in prices for regulated utility services (transmission and distribution). The application stated that capital raised by the sale of generating plants would be reinvested primarily in new transmission and distribution facilities. An incentive mechanism through which net merger savings and other benefits would be shared by customers and investors was also proposed. Hearings before the Public Utilities Commission of Nevada (PUCN) were held in November/December 1998 in Las Vegas and Carson City. Hearings were completed on December 2, 1998.

     Both Sierra Pacific Resources and Nevada Power held special stockholder meetings in October 1998 during which stockholders of both companies voted to approve the proposed merger. On December 31, 1998, the PUCN approved the proposed merger subject to conditions regarding the divestiture of the two companies generating plants, merger cost savings and filing of unbundling cases before the PUCN. More specifically, the conditions require that the companies: file a generation divestiture plan with the PUCN for review and commit to divest pursuant to the plan; file an interim independent system administrator (ISA) proposal at FERC and for PUCN review; file a generation tariff at FERC and for PUCN review; file a general rate case and unbundle costs; after a three year freeze on retail rates, file a rate case to prove and capture synergies; and submit an application to the PUCN to recover stranded costs. The companies filed a formal petition for clarification in January 1999. The petition for clarification was granted on January 29, 1999, with minor language changes acceptable to both companies.

     The proposed merger is conditioned, among other things, upon further regulatory approvals including the SEC, Department of Justice, the Federal Trade Commission and FERC. The application under the Public Utility Holding Company Act of 1935 was filed with the SEC on February 11, 1999. Hart-Scott-Rodino filings with the Federal Trade Commission and the Department of Justice were made on February 17, 1999. The merger application was filed with the FERC on October 2, 1998, and required responses to interventions which have been
completed.   If all conditions can be resolved satisfactorily between the companies and the regulators, the merger is expected to be completed in the Second Quarter of 1999.

Sierra Pacific Power Company
----------------------------

     SPPC is a public utility primarily engaged in the generation, purchase, transmission, distribution and sale of electric energy. It provides electricity to approximately 294,000 customers in a 50,000 square mile service area including western, central and northeastern Nevada, including the cities of Reno, Sparks, Carson City, Elko and a portion of eastern California, including the Lake Tahoe area. SPPC also provides natural gas in Nevada to approximately 105,000 customers in Reno/Sparks and environs. SPPC supplies water service in Nevada to about 67,000 customers in the Reno/Sparks metropolitan area.

(1) The information in this Form 10-K, or in the Form 10-K of SPPC attached as an Appendix, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate", "believe", "estimate", "expect", "intend", "plan" and "objective", and other similar expressions identify those statements which are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause SPR's or SPPC's actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount SPPC is allowed to recover from its customers for certain costs which prove to be uneconomic in the new competitive market; (4) regulatory delays or conditions imposed by regulatory bodies in approving the merger of SPR with Nevada Power Company;
     (5) the outcome of ongoing
     and future regulatory proceedings; (6) management's ability to integrate the operations of SPR, SPPC and Nevada Power Company and to implement and realize anticipated cost savings from the Merger; (7) industrial, commercial and residential growth in the service territory of SPPC; (8) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (9) changes in the capital markets and interest rates affecting the ability to finance capital requirements;
     (10) the loss of any significant customers; (11) the ability to lessen the risk of the impact of the Year 2000 on internal and external computer and software systems; and (12) the weather and other natural phenomena. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPR assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

     During 1998, 87% of SPPC's revenues were from retail sales of electricity, natural gas and water in Nevada; 5% from retail sales of electricity in California and 8% from wholesale sales of electricity and gas.

     A complete description of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1998, attached hereto as an Appendix.

Tuscarora Gas Pipeline Company
------------------------------

     TGPC was formed as a wholly-owned subsidiary in 1993 for the purpose of entering into a partnership (Tuscarora Gas Transmission Company or TGTC) with a subsidiary of TransCanada to develop, construct and operate a natural gas pipeline to serve an expanding gas market in Reno, northern Nevada, and northeastern California. To date, SPR has an equity investment of approximately $15.5 million in this subsidiary. In December 1995, TGTC completed construction and began service of its 229-mile natural gas pipeline extending from Malin, Oregon to Reno, Nevada. TGTC interconnects with PG&E Gas Transmission-Northwest
(PGT) at Malin, Oregon. PGT is a major interstate natural gas pipeline extending from Oregon to the U.S./Canadian border. The PGT system provides TGTC customers access to natural gas reserves in the Western Canadian Sedimentary basin, one of the largest natural gas reserve basins in North America.

     As an interstate pipeline, TGTC provides only transportation service. SPPC and SPR were the two largest customers of TGTC during 1998, contributing 89.3% and 7.6% of revenues, respectively. Malin, Oregon began taking service from TGTC during the later part of 1996. The Sierra Army Depot at Herlong, California, began taking service from TGTC during the later part of 1997. In 1998, TGTC began serving two new customers, the United States Gypsum Company located north of Empire, Nevada and HL Power Company located northwest of Wendel, California.

e.three
-------

     e.three was organized in October 1996 as an unregulated wholly-owned subsidiary of SPR. It provides comprehensive energy and other business solutions in commercial and industrial markets. This is accomplished by offering a variety of energy-related products and services to increase customers' productivity and profits and improve the quality of the indoor environment. These products and services include: technology and efficiency improvements to lighting, heating, ventilation and air-conditioning equipment; installation or retrofit of controls and power quality systems; energy performance contracting; end-use services; and ongoing energy monitoring and verification services.

     In September 1998, e.three and Nevada Electric Investment Company (NEICO), a wholly-owned subsidiary of Nevada Power Company, formed e.three Custom Energy Solutions, LLC, a Nevada limited liability company, for the purpose of selling and implementing energy-related performance contracts and similar energy services in Southern Nevada. e.three Custom Energy Solutions, LLC's primary focus for its sales activities is in the commercial and industrial markets.

     In October 1998, e.three acquired Independent Energy Consulting, Inc.
(IEC), a California based company, in an exchange of SPR stock for all of IEC's stock. IEC provides energy procurement management, third party auditing, performance contract consulting and strategic energy planning in the industrial and commercial markets.

Sierra Pacific Energy Company
-----------------------------

     Sierra Pacific Energy Company's (SPE) primary business, which operates under the brand name Simple Choice, markets a package of products and services in Northern Nevada. The Simple Choice product line was obtained under a license from Enable Corporation, an unaffiliated entity. Simple Choice customers can pay their Simple Choice bills, along with their Sierra Pacific Power Company energy bills, on one statement. SPE sells products and services related to home, entertainment, communications and energy. SPE offers satellite television, long distance and cellular telephone services, carbon-monoxide detectors, appliance warranties and home security. SPE began start up operations during the third quarter of 1998.

Lands of Sierra, Inc.
---------------------

     LOS was organized in 1964 to develop and manage SPPC non-utility property in Nevada and California. These properties included retail, industrial, office and residential sites, and timberland and properties in the Lake Tahoe region. SPR has decided to focus on its core energy business. In keeping with this strategy, LOS continues to sell its remaining properties. Properties remaining include only vacant land in Nevada and land leases in the Lake Tahoe region. Management will continue to focus on selling most of these remaining properties in 1999.

ENVIRONMENT
-----------

     SPPC's board of directors has a comprehensive environmental policy and board committee on environmental compliance which oversees corporate performance and achievements related to the environment. Business activities are guided by the corporate environmental policy, which places environmental considerations at the forefront of the decision-making process.

     Lands of Sierra owns several parcels of commercial property at Lake Tahoe where it has been determined, from testing, that there has been soil and groundwater contamination from underground fuel storage tanks. Liabilities of $72,000 have been accrued, which, in management's opinion, are adequate.

GENERAL - NUMBER OF EMPLOYEES
-----------------------------

     SPR and its subsidiaries have 1,476 employees as of December 31, 1998, of which 1,446 are employed by SPPC. A description of SPPC employee issues is contained in its Annual Report on Form 10-K for the year ended December 31, 1998, attached as an appendix.

GENERAL - RESEARCH AND DEVELOPMENT
----------------------------------

     In recent years, SPR has placed greater emphasis on using technology to develop new products and services which have been identified as having revenue growth opportunities. In 1996, SPR invested in Nth Power Technologies (Nth), a venture capital fund that invests in developing technology companies. This partnership had its first full year in 1997. Nth has made several investments to assist SPR in strengthening its market positions and developing new products and services.

     A description of Research and Development issues of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1998, attached as an appendix.

ITEM 2.  PROPERTIES

     The general character of SPR's principal facilities is discussed in Item 1
- Business.

     A complete description of the properties of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1998, attached as an appendix.

ITEM 3.  LEGAL PROCEEDINGS

     SPR, through the course of its normal business operations, is currently involved in a number of legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of the Common Shareholders of SPR was held on October 9, 1998. The matters voted upon at the meeting were the approval of the Agreement and Plan of Merger, dated as of April 29, 1998, by and among Nevada Power Company, a Nevada corporation ("Nevada Power"), SPR, DESERT Merger Sub, Inc., a Nevada corporation and a wholly-own subsidiary of SPR ("DESERT Merger Sub"), and LAKE Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of SPR ("LAKE Merger Sub."), providing for the merger of LAKE Merger Sub with and into SPR (the "First Merger"), with SPR continuing as the surviving corporation, and for the merger, immediately after the first Merger, of Nevada Power with and into DESERT Merger

Sub (the "Second Merger" and, together with the First Merger, the "Mergers"), with DESERT Merger Sub continuing as a wholly-owned subsidiary of SPR; the approval of the issuance of shares (the "Share Issuance") of common stock par value $1.00 per share, together with associated stock purchase rights, of SPR pursuant to the Merger Agreement; the approval to amend SPR's Amended and Restated Articles of Incorporation to increase the maximum number of authorized shares of SPR Common Stock from 90,000,000 to 250,000,000 shares (the "Shares Amendment"); and the approval to footnote or adjourn the Special Meeting, if proposed by the Board of Directors of SPR (the "Adjournment Proposal").

     As of September 3, 1998, the record date for determining shareholders entitled to notice of and to vote at the meeting, 30,956,869 shares of Common Stock of SPR were issued and outstanding, with 23,039,053 shares of Common Stock represented at the meeting. Approval of the Merger Proposals required the affirmative vote of not less than a majority of all votes entitled to be cast by all holders of SPR Common Stock. The details to the voting are shown below:



                                              Against
                                 For        or Withheld   Abstain
                                 ---        -----------   -------

The Merger Agreement          22,677,534     8,157,271   122,064

The Share Issuance            22,565,776     8,201,263   189,830

The Shares Amendment          20,393,193    10,355,088   238,588

The Adjournment Proposal      20,609,413    10,003,354   344,102

     Included in the "Against or Withheld" column are broker non-votes in the amount of 63,552; 92,329; 5,815,895; and 5,568,675 shares of Common Stock, respectively.

     Pursuant to General Instruction G, the following information is included as an additional item in Part I, as of December 31, 1998:

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to SPR's directors called for by Item 10 of
Part III is hereby incorporated by reference from the section titled "Election of Directors and Beneficial Ownership" of SPR's definitive proxy statement to be filed pursuant to regulation 14A.

Malyn K. Malquist, 46, Chairman, President and Chief Executive Officer

          Mr. Malquist was elected President and Chief Executive Officer of the Company and SPR on January 14, 1998. On February 24, 1998, Mr. Malquist was elected to the additional position of Chairman for both the Company and SPR. He was Sr. Vice President - Distribution Services Business Group and Principal Operations Officer from August 1996 to January 1998. He served as Senior Vice President and Chief Financial Officer of the Company and SPR when he joined the Company in April 1994 to August 1996. Prior to joining the Company, he was with San Diego Gas and Electric, where since 1978 he held various financial positions, including Treasurer in 1990 and Vice President in 1993.

William E. Peterson, 51, Senior Vice President, General Counsel and Corporate Secretary

          Mr. Peterson was elected to his present position in January 1994, and holds the same position with SPPC. He was previously Senior Vice President, Corporate Counsel from July 1993 to January 1994 for SPPC. Prior to joining the Company in 1993, he served as General Counsel and Resident Agent for SPR since 1992, while a partner in the Woodburn and Wedge law firm. He was a partner in the Woodburn and Wedge law firm since 1982.

Mark A. Ruelle, 37, Senior Vice President, Chief Financial Officer and Treasurer

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

Jeanette Y. Bennion, 46, President - e.three

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     SPR's common stock is traded on the New York Stock Exchange (symbol SRP). The dividends paid per share and high and low sale prices of the common stock in the consolidated transaction reporting system in "The Dow Jones News Retrieval Service" for 1998 and 1997 are as follows:

Dividends Paid                     Price Range
1998                                Per Share              High               Low
                                   -----------             ----               ---
          First Quarter               $.310             $ 37 7/8           $ 34 9/16
          Second Quarter               .325               38 1/8             32 1/4
          Third Quarter                .325               39 1/2             34 7/16
          Fourth Quarter               .325               39 5/16            34 11/16

1997
          First Quarter                .295               29 3/4              27 7/8
          Second Quarter               .310               32                  28
          Third Quarter                .310               32 7/8              30 13/16
          Fourth Quarter               .310               37 9/16             30 1/8

Number of Security Holders:

         Title of Class                        Number of Holders
         ---------------                       ---------------------

Common Stock:        $1.00 Par Value      As of March 17, 1999:      20,302

          During 1998, SPR continued the dividend policy of its predecessor company which has paid cash dividends on its common stock each year since 1916 and quarterly dividends every year since 1946. For a discussion of future dividends following the merger, please refer to the September 10, 1998 Joint Proxy Statement of Nevada Power Company and Sierra Pacific Resources. As of December 31, 1998, SPR's dividend payout ratio was 51.4% based on 1998 consolidated earnings.

          On February 22, 1999, the SPR board of directors declared a quarterly common dividend of $.34 per share. This dividend of approximately $ 10.5 million will be paid on May 1, 1999, to holders of record as of April 15, 1999.

          SPR's primary source of funds for the payment of dividends to its stockholders is dividends paid by SPPC on its common stock, all of which is owned by SPR. See Note 12 to the consolidated financial statements.

ITEM 6.      SELECTED FINANCIAL DATA

                                                               Year Ended December 31,

                                                (dollars in thousands, except per share amounts)
                           -----------------------------------------------------------------------------------------------
                                 1998                1997                1996                1995               1994
                           -----------------   -----------------   -----------------   ----------------   ----------------
Operating Revenues                $  741,841          $  663,243          $  627,711         $  606,122         $  626,312
                                  ==========          ==========          ==========         ==========         ==========
Operating Income                  $  124,121          $  118,627          $  108,878         $  104,760         $   98,513
                                  ==========          ==========          ==========         ==========         ==========

                                  $   77,321          $   74,445          $   66,879         $   58,039         $   52,366
Net Income                        ==========          ==========         ==========         ==========          ==========
Net Income
                                  $     2.50          $     2.41          $     2.19         $     1.95         $     1.79
 Per Share-Basic                  ==========          ==========         ==========         ==========          ==========
 Per Share-Diluted                $     2.49          $     2.40          $     2.19         $     1.95         $     1.79
                                  ==========          ==========          ==========         ==========         ==========
Total Assets                      $2,041,396          $1,935,880          $1,869,354         $1,756,627         $1,632,703
                                  ==========          ==========          ==========         ==========         ==========
Long-Term Debt and
  Redeemable Pre-
  ferred Stock                    $  665,254          $  675,724          $  686,346         $  587,533         $  582,309
                                  ==========          ==========          ==========         ==========         ==========
Cash Dividends Paid
  Per Common Share                $    1.285          $    1.225          $    1.165         $    1.120         $    1.120
                                  ==========          ==========          ==========         ==========         ==========

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sierra Pacific Power Company
----------------------------

     A complete Management's Discussion and Analysis of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1998, attached as an appendix.

e.three
-------

     During 1998, e.three recognized revenues of $2.8 million and incurred a net loss of $1.8 million. The net loss in 1998 is due to the continuation of start-up activities. These start-up costs included additional sales and operations staffing requirements. For 1997, e.three recognized revenues of $0.3 million and incurred a net loss of $1.1 million. During 1996, e.three incurred a net loss of $0.2 million.

Tuscarora Gas Pipeline Company
------------------------------

     Tuscarora (TGPC) contributed $1.8 million to consolidated net income in 1998, compared to $1.45 million in 1997 and $2.16 million in 1996. TGPC's net income is due to investments in an interstate natural gas pipeline.

Sierra Pacific Energy Company
-----------------------------

  Sierra Pacific Energy Company (SPE) was formed in 1997. The company began its main operations in the fall of 1998. For 1998, SPE recognized revenues of $0.4 million and incurred a net loss of $1.0 million. The net loss is due to start-up activity costs.

Lands of Sierra
---------------

  Lands of Sierra contributed $0.5 million to consolidated net income in 1998 due to continued land sales, compared to $0.1 million in 1997 and $1.0 million in 1996. SPR continues its orderly liquidation of this real estate subsidiary.

Year 2000 Issues
-----------------

  All material systems are owned by SPPC.   A complete description of the Year
2000 issues at SPPC is contained in its Form 10-K for the year ended December 31, 1998, attached as an appendix.

              FINANCIAL CONDITION, LIQUIDITY AND CAPTAL RESOURCES

Construction Expenditures and Financing
---------------------------------------

  Substantially all capital expenditures relate to SPPC. A complete description of the Construction Expenditures and Financing of SPPC is contained on its Annual Report Form 10-K for the year ended December 31, 1998, attached as an appendix.

Capital Structure
-----------------

  A complete description of the capital structure of SPPC is contained in its Annual Report Form 10-K for the year ended December 31, 1998, attached as an appendix

  SPR has a $10 million revolving credit facility with First Union Bank. This line has been extended until May 7, 1999. There is currently no outstanding balance. SPR's capital structure at December 31 was (dollars in thousands):


                                        1998               1997                1996
                                        ----               ----                ----
Short-Term Debt (1)            $  145,585    9%    $   85,566      6%   $   63,434     4%
Long-Term Debt                    616,754   40%       627,224     43%      637,846    45%
Preferred Stock                   121,615    8%       121,615      8%      121,615     9%
Common Equity                     673,432   43%       633,394     43%      594,859    42%
                                  -------   ---       -------     ---      -------    ---
                               $1,557,386  100%    $1,467,799    100%   $1,417,754   100%
                               ==========  ====    ==========    ====   ==========   ====

  (1)  Including current maturities of long-term debt and preferred stock.

  SPR has $20 million of senior notes that include Series D and E due in 1999 and 2000, respectively. In April 1998, SPR redeemed $10 million of Series C notes. In April 1999, series D, $10 million will mature.

  On February 22, 1999 the SPR board voted to increase the company's next quarterly common dividend from $.325 per share to $.34 per share. This dividend of approximately $10.5 million will be paid on May 1, 1999. On the same date, SPPC's board declared both common ($19.0 million) and preferred ($1.4 million) dividends, payable on or before May 1, and June 1, 1999, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Sierra Pacific Resources has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The only such instruments are Sierra Pacific Resources issued fixed-rate and variable-rate debt obligations which were as follows as of December 31, 1998:

Long-term debt (Dollars in Thousands):

                                Expected                     Weighted
    Expected                    Maturity                     Average
  Maturity Date                 Amounts                  Interest Rates                  Fair Value
-----------------        ---------------------        ---------------------         ---------------------

Fixed Rate
1999                             $ 40,600                         6.78%
2000                               10,400                         6.80%
2001                               17,500                         5.57%
2002                                  200                         9.00%
2003                               18,100                         5.58%
Thereafter                        490,500                         6.83%
                         ---------------------                                      ---------------------
Total                            $577,300                                                   $612,685
                                 ========                                                   ========
Variable Rate

       Due 2020                  $ 80,000                        *3.55%                     $ 80,000
                                 ========                                                   ========

* Weighted daily average variable rate for month ended December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                Page
                                                                                ----

Report of Independent Accountants.............................................   15

Financial Statements:

         Consolidated Balance Sheets as of December 31, 1998 and 1997.........   16
         Consolidated Statements of Income for the Years Ended December 31,
           1998, 1997 and 1996................................................   17
         Consolidated Statements of Retained Earnings for the
           Years Ended December 31, 1998, 1997 and 1996.......................   18
         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996...................................   19
         Consolidated Statements of Capitalization as of December 31, 1998
           and 1997...........................................................   20

Notes to Consolidated Financial Statements....................................   21


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sierra Pacific Resources
Reno, Nevada

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Reno, Nevada
January 29, 1999
(February 12, 1999 as to Notes 1 and 5)

                           SIERRA PACIFIC RESOURCES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                               December 31,
                                 ASSETS                                                 1998                   1997
                                 ------                                                 ----                   ----
Utility Plant, at Original Cost:
 Plant in service                                                                    $2,348,996           $2,063,269
  Less accumulated provision for depreciation                                           727,624              664,490
                                                                                     ----------           ----------
                                                                                      1,621,372            1,398,779
 Construction work in progress                                                           55,670              202,036
                                                                                     ----------           ----------
                                                                                      1,677,042            1,600,815
                                                                                     ----------           ----------
Investments in subsidiaries and other property, net                                      59,258               49,614
                                                                                     ----------           ----------
Current Assets:
 Cash and cash equivalents                                                               17,674                8,901
 Accounts receivable less provision for
  uncollectible accounts: 1998-$3,461; 1997-$1,704                                      114,870              103,356
 Materials, supplies and fuel, at average cost                                           25,776               25,255
 Other                                                                                    3,048                2,885
                                                                                     ----------           ----------
                                                                                        161,368              140,397
                                                                                     ----------           ----------
Deferred Charges:
 Regulatory tax asset                                                                    65,619               66,563
 Other regulatory assets                                                                 61,675               63,476
 Other                                                                                   16,434               15,015
                                                                                     ----------           ----------
                                                                                        143,728              145,054
                                                                                     ----------           ----------

                                                                                     $2,041,396           $1,935,880
                                                                                     ==========           ==========
                          CAPITALIZATION AND LIABILITIES
                          ------------------------------
Capitalization:
 Common shareholders' equity                                                         $  673,432           $  633,394
 Preferred stock                                                                         73,115               73,115
 Preferred stock subject to mandatory redemption:
 SPPC-obligated mandatorily redeemable preferred securities
   of SPPC's subsidiary trust, Sierra Pacific Power Capital  I, holding solely $50 million principal amount of 8.6% junior subordinated debentures of the SPPC, due 2036
                                                                                         48,500               48,500
Long-term debt                                                                          616,754              627,224
                                                                                     ----------           ----------
                                                                                      1,411,801            1,382,233
                                                                                     ----------           ----------
Current Liabilities:
 Short-term borrowings                                                                  105,000               75,000
 Current maturities of long-term debt                                                    40,585               10,566
 Accounts payable                                                                        60,128               62,105
 Accrued interest                                                                         7,885                6,910
 Dividends declared                                                                      11,465               10,941
 Accrued salaries and benefits                                                           12,131               14,978
 Other current liabilities                                                               28,059               19,382
                                                                                     ----------           ----------
                                                                                        265,253              199,882
                                                                                     ----------           ----------
Deferred Credits:
 Accumulated deferred federal income taxes                                              168,602              165,076
 Accumulated deferred investment tax credits                                             37,944               39,873
 Regulatory tax liability                                                                38,939               40,767
 Customer advances for construction                                                      34,961               38,478
 Accrued retirement benefits                                                             42,560               37,456
 Other                                                                                   41,336               32,115
                                                                                     ----------           ----------
                                                                                        364,342              353,765
                                                                                     ----------           ----------
Commitments and Contingencies (Note 2 and 16)                                        $2,041,396           $1,935,880
                                                                                     ==========           ==========

The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                                    Year Ended December 31,
                                                                        1998                 1997                   1996
                                                                        ----                 ----                   ----
Operating Revenues:
 Electric                                                             $   585,657            $   540,346            $   507,004
 Gas                                                                       99,532                 70,675                 67,376
 Water                                                                     49,143                 46,519                 45,344
 Other                                                                      7,509                  5,703                  7,987
                                                                      -----------            -----------            -----------
                                                                          741,841                663,243                627,711
                                                                      -----------            -----------            -----------
Operating Expenses:
 Operation:
  Purchased power                                                         156,970                130,612                122,272
  Fuel for power generation                                               114,803                100,861                102,601
  Gas purchased for resale                                                 65,430                 38,127                 33,899
  Deferral of energy costs-net                                                  -                      8                 (1,736)
  Other                                                                   127,335                129,493                128,430
 Maintenance                                                               22,266                 23,387                 20,672
 Depreciation and Amortization                                             69,435                 64,117                 58,118
 Taxes:
  Income taxes                                                             41,815                 38,667                 35,626
  Other than income                                                        19,666                 19,344                 18,951
                                                                      -----------            -----------            -----------
                                                                          617,720                544,616                518,833
                                                                      -----------            -----------            -----------
Operating Income                                                          124,121                118,627                108,878
                                                                      -----------            -----------            -----------

Other Income:
 Allowance for other funds used during construction                         3,797                  5,723                  5,231
 Other income-net                                                             674                  1,261                  1,289
                                                                      -----------            -----------            -----------
                                                                            4,471                  6,984                  6,520
                                                                      -----------            -----------            -----------
 Total Income Before Interest Charges                                     128,592                125,611                115,398
                                                                      -----------            -----------            -----------

Interest Charges:
 Long-term debt                                                            40,396                 41,738                 39,770
 Other                                                                      7,659                  4,583                  4,624
 Allowance for borrowed funds used during
  construction and Capitalized interest                                    (6,414)                (4,785)                (3,924)
                                                                      -----------            -----------            -----------
                                                                           41,641                 41,536                 40,470
                                                                      -----------            -----------            -----------

Income before obligated mandatorily redeemable
 preferred securities                                                      86,951                 84,075                 74,928
Preferred dividend requirements of SPPC-obligated
 mandatorily redeemable preferred securities                               (4,171)                (4,171)                (1,749)
                                                                      -----------            -----------            -----------
Income before preferred dividend requirements of subsidiary                82,780                 79,904                 73,179
Preferred dividend requirements of subsidiary                              (5,459)                (5,459)                (6,300)
                                                                      -----------            -----------            -----------

Net Income                                                            $    77,321            $    74,445            $    66,879
                                                                      ===========            ===========            ===========

Net Income Per Share - Basic                                                $2.50                  $2.41                  $2.19
                     - Diluted                                              $2.49                  $2.40                  $2.19

Weighted Average Shares of Common Stock Outstanding                    30,955,154             30,879,696             30,495,224

Annual Dividends Paid Per Share of Common Stock                            $1.285                 $1.225                 $1.165

The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                            (Dollars in Thousands)


                                                                                 Year Ended December 31,
                                                                      1998                 1997                1996
                                                                      ----                 ----                ----

Retained Earnings at Beginning of Year                             $147,871             $111,741           $ 80,845
Income Before Preferred Dividends                                    82,780               79,904             73,179


Stock Issuance Costs                                                      -                   (7)              (268)
Dividends Declared:
  Preferred stock of subsidiary                                      (5,459)              (5,459)            (5,879)
  Common stock                                                      (40,285)             (38,308)           (36,136)
                                                                    --------             --------           --------


Retained Earnings at End of Year                                   $184,907             $147,871           $111,741
                                                                   ========             ========           ========

The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                          Year Ended December 31,
                                                                                   1998             1997            1996
                                                                                   ----             ----            ----
Cash Flows From Operating Activities:
------------------------------------
  Income before preferred dividends                                               $82,780          $79,904        $73,179
  Non-cash items included in income:
      Depreciation and amortization                                                69,435           64,117         58,118
      Deferred taxes and investment tax credits                                       713           (2,083)         2,983
      AFUDC and capitalized interest                                              (10,211)         (10,508)        (9,155)
      Deferred energy costs                                                             -                8         (1,736)
      Early Retirement and severance Amortization                                   4,177            4,551          7,877
      Merger Costs                                                                      -              (50)         1,909
      Other non-cash                                                                2,400           (2,110)         2,803
  Changes in certain assets and liabilities:
      Accounts receivable                                                         (15,897)          (8,620)        (2,559)
      Materials, supplies and fuel                                                   (521)           2,331          2,869
      Other current assets                                                           (163)           1,587         (1,934)
      Accounts payable                                                             (1,977)           8,301        (38,081)
      Other current liabilities                                                     6,805            1,282         11,373
      Other-net                                                                     7,599            8,315          2,802
                                                                                ---------        ---------      ---------
Net Cash Flows From Operating Activities                                          145,140          147,025        110,448
                                                                                ---------        ---------      ---------

Cash Flows From Investing Activities:
------------------------------------
  Additions to utility plant                                                     (183,384)        (147,801)      (203,109)
  Non-cash charges to utility plant                                                10,587           10,814          9,474
  Customer refunds for construction                                                (3,517)            (951)          (739)
  Contributions in aid of construction                                             37,216           26,321         15,272
                                                                                ---------        ---------      ---------
     Net cash used for utility plant                                             (139,098)        (111,617)      (179,102)
  Proceeds from sale of other assets                                                    -                -              4
  (Investments in) disposal of subsidiaries and
    other property-net                                                             (5,200)          (5,637)         1,261
                                                                                ---------        ---------      ---------
Net Cash Used in Investing Activities                                            (144,298)        (117,254)      (177,837)
                                                                                ---------        ---------      ---------

Cash Flows From Financing Activities:
------------------------------------
  Increase (Decrease) in short-term borrowings                                      30,646          40,583       (16,059)
  Proceeds from issuance of long-term debt                                          35,000               -        80,041
  Retirement of long-term debt                                                     (15,568)        (25,529)      (10,539)
  Decrease in funds held in trust                                                        -               -         9,175
  Proceeds from SPPC-obligated mandatorily
    redeemable preferred securities                                                      -               -        48,500
  Retirement of preferred stock                                                          -               -       (20,400)
  Sale of common stock                                                               3,074           2,405        19,414
  Expenses of external financing                                                         -               -            (5)
  Dividends paid                                                                   (45,221)        (43,278)      (42,032)
                                                                                  ---------       ---------     ---------
Net Cash From (Used in) Financing Activities                                         7,931         (25,819)       68,095
                                                                                 ---------        ---------    ---------
Net Increase in Cash and
 Cash Equivalents                                                                    8,773           3,952           706
Beginning Balance in Cash and Cash Equivalents                                       8,901           4,949         4,243
                                                                                 ---------       ---------     ---------
Ending Balance in Cash and Cash Equivalents                                      $  17,674       $   8,901     $   4,949
                                                                                 =========       =========     =========

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
  Cash Paid During Year For:
    Interest                                                                     $  49,922       $  49,108     $  44,106
    Income taxes                                                                 $  43,165       $  39,472     $  39,234

The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (Dollars in Thousands)

                                                                                                     December 31,
                                                                                               1998                1997
                                                                                        ------------------   ----------------
Common Shareholders' Equity:
---------------------------
 Common stock, $1.00 par value, authorized 90 million;
  issued and outstanding 1998, 31,009,364 shares; 1997, 30,915,402 shares                    $   31,009         $   30,915
 Additional paid-in capital                                                                     457,516            454,608
  Retained earnings                                                                             184,907            147,871
                                                                                               ----------         ----------
      Total Common Shareholders' Equity                                                         673,432            633,394
                                                                                               ----------         ----------

Preferred Stock of Subsidiary:
-----------------------------
Not subject to mandatory redemption:
  $50 par value:
    Series A; $2.44 dividend                                                                        4,025              4,025
    Series B; $2.36 dividend                                                                        4,100              4,100
    Series C; $3.90 dividend                                                                       14,990             14,990
  $25 stated value:
    Class A Series 1; $1.95 dividend                                                               50,000             50,000
                                                                                               ----------         ----------
    Subtotal                                                                                       73,115             73,115
 SPPC-obligated mandatorily redeemable preferred securities of SPPC's subsidiary trust, Sierra Pacific Power Capital I, holding solely $50 million
  principal amount of  8.60% junior subordinated debentures of the SPPC, due 2036                  48,500             48,500
                                                                                               ----------         ----------
Total preferred stock                                                                             121,615            121,615
                                                                                               ----------         ----------

Long-Term Debt:
--------------
  First Mortgage Bonds:
     Unamortized bond premium and discount, net                                                      (831)              (867)

 Debt Secured by First Mortgage Bonds:
     2.00%  Series Z  due 2004                                                                         93                114
     2.00%  Series O  due 2011                                                                     1 ,497             1 ,618
     6.35%  Series FF due 2012                                                                      1,000              1,000
     6.55%  Series AA due 2013                                                                     39,500             39,500
     6.30%  Series DD due 2014                                                                     45,000             45,000
     6.65%  Series HH due 2017                                                                     75,000             75,000
     6.65%  Series BB due 2017                                                                     17,500             17,500
     6.55%  Series GG due 2020                                                                     20,000             20,000
     6.30%  Series EE due 2022                                                                     10,250             10,250
     6.95%  to 8.61%   Series A MTN due 2022                                                      110,000            115,000
     7.10%  and 7.14%   Series B  MTN due 2023                                                     58,000             58,000
     6.83%  and 6.86%   Series C   MTN due 1999                                                         -             30,000
     6.62%  to 6.83%   Series C  MTN due 2006                                                      50,000             50,000
     5.90%  Series JJ due 2023                                                                      9,800              9,800
     5.90%  Series KK  due 2023                                                                    30,000             30,000
     5.00%  Series Y  due 2024                                                                      3,207              3,275
     6.70%  Series II due 2032                                                                     21,200             21,200
     5.47% Series D MTN due 2001                                                                   17,000                  -
     5.50% Series D MTN due 2003                                                                    5,000                  -
     5.59% Series D MTN due 2003                                                                   13,000                  -
                                                                                               ----------         ----------
            Subtotal, excluding current portion                                                   527,047            527,257
  Variable Rate Note:
     Water Facilities Note maturing 2020                                                           80,000             80,000
  Senior Notes                                                                                     10,000             20,000
  Other, excluding current portion                                                                    538                834
                                                                                               ----------         ----------
  Total Long-Term Debt                                                                            616,754            627,224
                                                                                               ----------         ----------

TOTAL CAPITALIZATION                                                                           $1,411,801         $1,382,233
                                                                                               ==========         ==========

The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

  The significant accounting policies for both utility and non-utility operations are as follows:

General
-------

  The consolidated financial statements include the accounts of Sierra Pacific Resources (SPR) and its wholly-owned subsidiaries, Sierra Pacific Power Company
(SPPC), Tuscarora Gas Pipeline Company (TGPC), Lands of Sierra, Inc. (LOS), Sierra Gas Holding Company (SGHC, formerly Sierra Energy Company), Sierra Energy Company dba ethree (e.three), Sierra Pacific Energy Company (SPE), Sierra Water Development Company (SWDC) and SPR Media Group (SMG). All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

  SPPC, SPR's principal subsidiary, is a regulated public utility engaged principally in the generation, purchase, transmission, distribution, and sale of electric energy. It provides electricity to approximately 294,000 customers in a 50,000 square mile territory including western, central, and northeastern Nevada, including the cities of Reno, Sparks, Carson City and Elko, and a portion of eastern California, including the Lake Tahoe area. SPPC also provides water and gas service in the cities of Reno and Sparks, Nevada, and environs. In 1995, SPPC formed two subsidiaries for the specific purpose of forming a partnership to operate the Pinon Pine gasifier facility. These subsidiaries are Pinon Pine Corporation and Pinon Pine Investment Company. In February 1999, SPPC purchased GPSF-B, which owns the portion of the gasifier facility which was not already owned by SPPC. They are consolidated into the financial statements of SPPC, with all significant intercompany transactions eliminated. On July 29, 1996, SPPC formed a wholly owned subsidiary, Sierra Pacific Power Capital I (Trust), for the purpose of completing a public offering of trust originated preferred securities. Refer to Note 7 of SPR's consolidated financial statements for the stock issuance and Note 5 for the Pinon Pine Power Project.

  SPPC maintains its accounts for electric and gas operations in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and for water operations in accordance with the Uniform System of Accounts prescribed by the National Association of Regulatory Utility Commissioners.

  TGPC is a partner in a joint venture, which developed, constructed, and operates a natural gas pipeline serving the expanding gas market in the Reno area and certain northeastern California markets. TGPC accounts for its interest in Tuscarora Gas Transmission Company (TGTC) under the equity method. Organized in October 1996, ethree provides comprehensive energy services in commercial and industrial markets on a regional basis. LOS is primarily engaged in real estate management. In 1997, SPR formed SPE, which operates under the brand name of Simple Choice and markets a package of products and services.

  In November 1996, the SPR board of directors approved an investment, as a limited partner, in an energy technology venture capital partnership to gain access to new technologies that could affect SPR and its subsidiaries. This partnership will invest in energy companies offering technologies of strategic advantage to its partners. SPR's initial $250,000 payment on this investment was made in November 1996. Additional investments of $750,000 and $1,250,000 were made in 1997 and 1998, respectively. The remaining balance of SPR's commitment, $4 million, will be drawn as funds are needed by the partnership over the next three years. The term of this partnership is ten years with two extensions of up to two years each. Gains and losses will be allocated 79% to the limited partners and 21% to the general partner. Gains and losses will be allocated among the limited partners based on their contributions. SPR, as a limited partner, is entitled to 10.4%. This investment is accounted for on the cost basis.

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

Allowance For Funds Used During Construction and Capitalized Interest
---------------------------------------------------------------------

  SPPC capitalizes, as part of construction costs on utility plant, an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and, where appropriate, the cost of equity funds used for construction purposes in accordance with rules prescribed by the FERC and the Public Utilities Commission of Nevada (PUCN). AFUDC is capitalized in the same manner as construction labor and material costs, with an offsetting credit to "other income" for the portion representing the cost of equity funds and as a reduction of interest charges for the portion representing borrowed funds. Recognition of this item as a cost of utility plant is in accordance with established regulatory ratemaking practices. Such practices permit the utility to earn a fair return on, and recover in rates charged for utility services, all capital costs. This is accomplished by including such costs in rate base and in the provision for depreciation.

  The AFUDC rates used during 1998, 1997 and 1996 were 7.69%, 8.30% and 8.91%, respectively. As specified by the PUCN, certain projects were assigned a lower AFUDC rate due to specific low-interest-rate financings directly associated with those projects.

Depreciation
------------

  Depreciation is calculated using the straight-line composite method over the estimated remaining service lives of the related properties. The provision, as authorized by the PUCN, for 1998, 1997 and 1996, stated as a percentage of the original cost of depreciable property, was 3.31%, 3.16% and 3.18%, respectively.

Cash and Cash Equivalents
-------------------------

  Cash is comprised of cash on hand and working funds. Cash equivalents consist of high quality investments in money market funds. Short-term investments in money market funds were $13.0 million and $5.2 million for December 31, 1998 and 1997, respectively.

  SPPC engages in short-term investment activity whenever it is deemed beneficial. As of December 31, 1998 and 1997, SPPC's investments in money market funds were $12.4 million and $4.7 million, respectively.

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

DESCRIPTION                                                  1998       1997        AMORTIZATION PERIODS
-----------                                                --------   --------      --------------------
Early Retirement and Severance Offers                       $20,468    $24,644      Various through 2005
Loss on Reacquired Debt                                      17,918     18,354      Various through 2023
Plant Assets                                                  7,978      8,869      Various through 2031
Conservation and Demand Side Programs                         3,787      6,146      Various through 2006
Other Costs                                                  11,524      5,463      Various
                                                            -------    -------
Total                                                       $61,675    $63,476
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

  In Nevada, deferred energy remains suspended until January 1, 2000. At that time, there is a possibility of SPPC returning to deferred energy accounting.

Federal Income Taxes And Investment Tax Credits
-----------------------------------------------

  SPR and its subsidiaries file a consolidated federal income tax return. Current income taxes are allocated based on SPR and each subsidiary's respective taxable income or loss and investment tax credits as if each subsidiary filed a separate return. Deferred taxes are provided on temporary differences at the statutory income tax rate in effect as of the most recent balance sheet date.

  For regulatory purposes, SPPC is authorized to provide for deferred taxes on the difference between straight-line and accelerated tax depreciation on post-1969 utility plant expansion property, deferred energy, and certain other differences between financial reporting and taxable income, including those added by the Tax Reform Act of 1986 (TRA). In 1981, SPPC began providing for deferred taxes on the benefits of using the Accelerated Cost Recovery System for all post-1980 property. In 1987, the TRA required SPPC to begin providing deferred taxes on the benefits derived from using the Modified Accelerated Cost Recovery System.

  Investment tax credits are no longer available to SPPC. The deferred investment tax credit balance is being amortized over the estimated service lives of the related properties.

Revenues
--------

  SPPC accrues unbilled utility revenues earned from the dates customers were last billed to the end of the accounting period. These amounts are included in accounts receivable.

Recent Pronouncements of The FASB
---------------------------------

     In June 1998, the FASB issued SFAS 133, entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is assessing the impact of SFAS 133 on its financial condition and results of operations.

NOTE 2.   REGULATORY ACTIONS
----------------------------

Nevada Proceedings
------------------

     As a result of the 1997 rate plan, SPPC made its first earnings sharing filing on April 29, 1998. For its electric customers, SPPC filed to refund $7.3 million based upon calendar year 1997 results. SPPC also proposed a refund of $1.7 million to its gas division customers for results of the same period. In December 1998, a pre-hearing conference was held which set hearings for early 1999. An order is expected before mid-year. SPPC has recognized contingent liabilities to provide for its estimate of the outcome of this proceeding.

     On April 2, 1998, the PUCN issued its order with respect to SPPC's application for an increase in its water division's general rates. The application was filed in September 1997. The PUCN's decision authorized SPPC to increase its water rates by approximately $4.3 million annually (or 9.4%), effective April 29, 1998.

     On February 27, 1998, SPPC requested permission from the PUCN to continue to serve customers in the Truckee-Carson Irrigation District (TCID) leasehold area upon expiration of the leasehold agreement. On September 29, 1998, the PUCN determined that SPPC was fit, willing, and able to serve the leasehold area. The PUCN also determined that TCID's application was deficient. However, the PUCN will allow the TCID to reapply for a certificate sometime in the future if it satisfies numerous conditions including obtaining a judicial determination that it owns facilities in the area. SPPC continues to provide service while negotiations continue.

California Proceedings
----------------------

     On January 1, 1998, as a result of the California Public Utilities Commission's (CPUC) December 16, 1997 Transition Plan order, SPPC implemented a 10%, or a $2.9 million annual rate reduction for its residential and small commercial customers using less than 20 kw of demand monthly.

     In June 1998, SPPC filed for rate reduction bonds in order to recover the cost of the 10% rate reduction. SPPC requested approval to issue up to $25 million in rate reduction bonds. At the suggestion of the CPUC, after the defeat of Proposition 9, SPPC filed a Petition for Modification of the Transition Plan Order and requested balancing account treatment in lieu of rate reduction bonds in September. On December 17, 1998 the CPUC denied SPPC's Petition for Modification of the Transition Plan Order. SPPC anticipates issuing rate reduction bonds during the second quarter of 1999.

FERC Proceedings
----------------

     On January 21, 1998, SPPC made a filing in compliance with the FERC's Order in Docket No. ER98-12 (Retail Access Transmission Service). This filing contained changes to the Open Access Transmission Tariff necessary to accommodate retail access in SPPC's California retail jurisdiction. On April 17, 1998, a settlement was filed resolving all outstanding issues. The settlement was certified on May 20, 1998 and approved on November 2, 1998.

     On May 22, 1998, SPPC and several other parties filed a "Petition for Review" with the D.C. Court of Appeals requesting review of the FERC's decisions in the Pacific Gas Transmission (PGT) case, another of SPPC's natural gas transportation providers. The FERC had previously denied SPPC's protest of a settlement in PGT's last rate case and SPPC's request for rehearing.

     On June 4, 1998, SPPC filed a settlement with all parties in Docket No. ER97-3593-000 et al. The settlement resolves all issues in these cases and upholds the current import limit and the allocation of limited import capacity until the Alturas Intertie is in service. As of December 22, 1998, when the Alturas Intertie became commercially operational and until February 28, 2001, Truckee Donner Public Utility District will receive 30 MW of import capability. After February 28, 2001, allocation of import capacity will be determined by the FERC based on the results of SPPC's 1998 resource plan and a subsequent filing with FERC in 1999. On July 9, 1998, the settlement was certified and is pending FERC approval.

     On November 30, 1998, the FERC issued an order accepting the Alturas Interconnection and O&M agreement between the Company, Bonneville Power Administration (BPA) and Pacificorp. The order requires SPPC to work with the Western States Coordinating Council members to establish operating procedures to avoid impacting the reliability of other systems.

On December 22, 1998, SPPC filed the draft Alturas Operating Agreement between SPPC, BPA and Pacificorp.

     On September 21, 1998, Tuscarora Gas Transmission Company, a subsidiary of TGPC, received a rate order from FERC. The FERC order found that TGTC had justified it existing rates and could continue charging customers based on those rates.

NOTE 3.  EARNINGS PER SHARE
---------------------------

     The Company follows SFAS No. 128, "Earnings Per Share". The following provides the calculation for Diluted EPS. The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, the employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method.


                                                                 1998                      1997                      1996
                                                        --------------------      --------------------      --------------------
Basic EPS
   Numerator
   ---------
          Income available to common
             stockholders ($000)                                 $    77,321               $    74,445               $    66,879
                                                        --------------------      --------------------      --------------------
     Denominator
     -----------
          Weighted average number of shares
              outstanding                                         30,955,154                30,879,696                30,495,224

     Per-Share Amount                                            $      2.50               $      2.41               $      2.19
     ----------------                                   ====================      ====================      ====================

Diluted EPS
     Numerator
     ---------
          Income available to common
             stockholders ($000)                                 $    77,321               $    74,445               $    66,879
                                                        --------------------      --------------------      --------------------
     Denominator
     -----------
          Weighted average number of shares
              outstanding before dilution                         30,955,154                30,879,696                30,495,224
          Stock options                                               52,510                    38,058                    18,245
          Executive long term incentive plan
              performance shares                                      18,215                    36,696                    13,911
          Non-employee stock plan                                      8,655                     5,573                     4,176
          Employee stock purchase plan                                 1,123                     3,341                     2,019
                                                        --------------------      --------------------      --------------------
                                                                  31,035,657                30,963,364                30,533,575
                                                        --------------------      --------------------      --------------------
     Per-Share Amount                                            $      2.49               $      2.40               $      2.19
     ----------------                                   ====================      ====================      ====================

NOTE 4.  OTHER PROPERTY
-----------------------

Other property consisted of (dollars in thousands):

                                                 December 31,
                                        1998                      1997
                                  -----------------         -----------------
Investment in TGTC                      $17,751                   $16,737
Investment in Pinon
 Pine Gasifier                           32,679                    24,863
Real Estate  net                          2,590                     2,560
Other                                     6,238                     5,454
                                        -------                   -------
                                        $59,258                   $49,614
                                        =======                   =======


NOTE 5. JOINTLY-OWNED FACILITIES
--------------------------------

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

     The following schedule reflects SPPC's 50% ownership interest in jointly-owned electric utility plant at December 31, 1998 (dollars in thousands):

                                            Electric           Accumulated          Construction
                              MW             Plant            Provision For           Work In
             Plant         Capacity        In Service         Depreciation            Progress
          ------------   ------------   ----------------   -------------------   ------------------
          Valmy #1           129           $127,642              $53,152                $469
          Valmy #2           137           $153,684              $52,916                $735

Pinon Pine
----------

        Pinon Pine Corp. and Pinon Pine Investment Co., subsidiaries of SPPC, own 25% and 75% of a 38% interest in Pinon Pine Company, L.L.C. GPSF-B, a Delaware corporation formerly owned by General Electric Capital Corporation
(GECC) and now owned by SPPC, owns the remaining 62% as of February 1999. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier available under (S) 29 of the Internal Revenue Code. The entire project, which includes an LLC-owned gasifier and an SPPC-owned power island and post-gasification facility to partially cool and clean the syngas, is referred to collectively as the Pinon Pine Power Project.

        SPPC has a funding arrangement with the Department of Energy (DOE). Under the agreement, the DOE will provide funding towards the construction of the project, and towards the operating and maintenance costs of the facility. The DOE has committed $168 million of funding for Pinon construction and operation costs. The DOE provided funding for approximately 43% of the estimated construction cost and half of the operating and fuel expenses and will provide funding until the commitment is expended. A dispute has arisen with the DOE regarding the historical and future funding of natural gas costs. In February 1999, the DOE informed the Company it will not fund the remaining $14 million under the cooperative agreement until the dispute is resolved. Estimated construction start-up and commissioning costs for Pinon, including the DOE's portion are approximately $301.5 million, which includes permitting taxes, start-up commissioning, operator training and Allowance for Funds Used During Construction. DOE funding for construction through December 1998 is $132.4 million.

        Construction began on the project in February 1995, following resource plan approval and the receipt of all permits and other approvals. The natural gas portion (combined cycle combustion turbine) was satisfactorily completed and placed in service December 1, 1996. The balance of the plant was completed in June 1998. The construction of the gasifier portion of the project overran the fixed contract price by approximately 12% or $12.6 million. The overrun is primarily due to redesign issues, resolving technical issues relative to start up and other costs due to a later than anticipated completion date. To date, SPPC has not been successful in obtaining sustained operation of the gasifier but work continues to identify problem areas and redesign solutions which will likely require additional capital expenditures. Due to the problems noted above, SPPC and Foster Wheeler settled on a portion of the cost overrun and have entered into an alternative dispute resolution.

        SPPC had to satisfy certain performance requirements as part of the construction agreement with the LLC. The initial performance warranty required that the gasifier attain an average capacity factor of 30% during 1997, regardless of delays in the in-service date. Since the gasifier was not in service in 1997, the certain performance warranties required by the contract were not met. Consequently, SPPC paid GECC $2.8 million as satisfaction of the performance obligation.

NOTE 6. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
---------------------------------------------------

     As of December 31, 1998, 1,870,630 shares of common stock were reserved for issuance under the Common Stock Investment Plan (CSIP), Employees' Stock Purchase Plan (ESPP), Non-Employee Director Stock Plan and Executive Long-term Incentive Plan (ELTIP). The ELTIP for key management employees allows for the issuance of SPR common shares to key employees of SPPC through December 30, 2003. This Plan permits the following types of grants, separately or in combination: nonqualified and qualified stock options; stock appreciation rights; restricted stock; performance units; performance shares and bonus stock. SPPC also provides an ESPP to all of its employees meeting minimum service requirements. Employees can choose twice each year to have up to 15% of their base earnings withheld to purchase SPR common stock. The purchase price of the stock is 90% of the market value on the offering date or 100% of the market price on the execution date, if less. The Non-employee Director Stock Plan provides that a portion of SPR's outside directors annual retainer be paid in SPR common stock. SPR records the costs of these plans in accordance with Accounting Principles Board Opinion Number 25.

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

          The changes in common stock and additional paid-in capital for 1998, 1997, and 1996 are as follows (dollars in thousands):

                                   Shares Issued                       Amount
                              1998     1997     1996         1998      1997       1996
                             ------   ------   -------      -------   -------   --------
Public Sale                  38,758        -   517,900       $1,092    $    -    $12,870
CSIP/DRP                        400   50,633   238,403           21     1,419      5,985
ESPP, ESOP,
 and Other                   54,804   48,833    25,120        1,889       986        558
                             ------   ------   -------       ------    ------    -------
                             93,962   99,466   781,423       $3,002    $2,405    $19,413
                             ======   ======   =======       ======    ======    =======

Merger
------

     Under the terms of the Merger Agreement between SPR and Nevada Power Company, each outstanding share of SPR's common stock, $1.00 par value per share, together with associated purchase rights (the "Company Common Stock"), other than shares owned by SPR or any subsidiary of SPR, will be converted into the right to receive either $37.55 in cash (the "Company Cash Consideration") or
1.44 shares of SPR Common Stock (the "Company Stock Consideration" and, together with the Company Cash Consideration, the "Company Merger Consideration"). Each holder of shares of SPR Common Stock may elect to receive either the Company Cash Consideration or the Company Stock Consideration. Holders who (i) own less than 100 shares of SPR Common Stock or (ii) elect to receive the Company Stock Consideration in respect of less than 100 shares of SPR Common Stock (all such shares, the "De Minimis Shares"), will be deemed to have elected to receive the Company Cash Consideration, except where the value of the Company Stock Consideration exceeds 120% of the value of the Company Cash Consideration at the time of the election deadline. In this case, such holders of De Minimis Shares may, at the election of SPR, receive Company Stock Consideration in lieu of all or part of the cash they would have received.

NOTE 7.       PREFERRED STOCK
-----------------------------

  All issues of SPPC preferred stock are superior to SPR's common stock with respect to dividend payments (which are cumulative) and liquidation rights. SPPC's Restated Articles of Incorporation, as amended on August 19, 1992, authorize an aggregate total of 11,780,500 shares of preferred stock at any given time.

  The following table indicates the number of shares outstanding and the dollar amount thereof at December 31 of each year. The difference between total shares authorized and the amount outstanding represents undesignated shares authorized but not issued.

                                         Shares Outstanding                                      Amount
                             ----------------------------------                      -------------------------------
                             1998            1997            1996                  1998            1997            1996
                         -------------   -------------   -------------         -------------   -------------   -------------
(dollars in thousands)
Not subject to mandatory
    Redemption:
       Series A                 80,500          80,500          80,500              $  4,025        $  4,025        $  4,025
       Series B                 82,000          82,000          82,000                 4,100           4,100           4,100
       Series C                299,800         299,800         299,800                14,990          14,990          14,990
      Class A Series I       2,000,000       2,000,000       2,000,000                50,000          50,000          50,000
                             ---------       ---------       ---------              --------        --------        --------
          Subtotal           2,462,300       2,462,300       2,462,300                73,115          73,115          73,115
Subject to mandatory
   Redemption:
     Preferred securities of
      Sierra Pacific Power
      Capital I              1,940,000       1,940,000       1,940,000                48,500          48,500          48,500
                      ------------------------------------------------      ------------------------------------------------
Total                        4,402,300       4,402,300       4,202,300              $121,615        $121,615        $121,615
                      ================================================      ================================================

      SPPC redeemed 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million on June 3, 1996 using the proceeds from the following issuance of Preferred Securities.

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

     On June 17, 1998, SPPC redeemed $ 5 million 8.65% First Mortgage Bonds before the due date in 2022.

     In December 1998, SPPC issued $35 million principal amount of collateralized Medium-Term Notes, Series D, consisting of three year non-callable notes, due in 2001, with interest rates of 5.47% and five year non-callable notes, due in 2003, with interest rates ranging from 5.50% to 5.59%. For all notes, interest is payable in semi-annual payments. The proceeds to SPPC from the sale of the notes is to be used for general corporate purposes including but not limited to: the acquisition of property; the construction, completion, extension or improvement of facilities; or discharge or refunding of obligations, including short-term borrowings.

      On April 1, 1998, SPR redeemed $10 million of senior notes Series C leaving a remaining balance of $20 million, of which $10 million has been included in the current liability portion of long term debt on the consolidated balance sheets. These senior notes, Series D and E, are due in 1999 and 2000.

  SPR's aggregate annual amount of maturities for long-term debt for the next five years is shown below (dollars in thousands):

                             1999                     $40,600
                             2000                      10,400
                             2001                      17,500
                             2002                         200
                             2003                      18,100


NOTE 9.      TAXES
------------------
     The following reflects the composition of taxes on income (in thousands of dollars):

                                                                             1998                  1997                  1996
                                                                  -----------------------------------------------------------------
Federal:
   Taxes estimated to be currently payable                                      $ 44,441              $ 38,854             $ 28,986

   Deferred taxes related to:
     Excess of tax depreciation over book depreciation                             4,100                 3,997                5,217
     Deferral of energy costs deducted currently for tax purposes net                  -                    (3)                (307)
     Contributions in aid of construction and customer advances                   (2,963)               (3,966)              (2,917)
     Avoided interest capitalized                                                   (875)               (1,578)              (3,124)
     Costs of abandoned merger                                                         -                   301                4,359
     Net amortization of investment tax credit                                    (1,930)               (1,962)              (1,961)
     Other-net                                                                    (2,075)                  711                3,382
State (California)                                                                   925                   801                  754
                                                                  -----------------------------------------------------------------
            Total                                                               $ 41,623              $ 37,155             $ 34,389
                                                                  =================================================================
As Reflected in Statement of Income:
    Federal income taxes                                                        $ 40,890              $ 37,866             $ 34,872
    State income taxes                                                               925                   801                  754
                                                                  -----------------------------------------------------------------
          Operating Income                                                        41,815                38,667               35,626
    Other income-net                                                                (192)               (1,512)              (1,237)
                                                                  =================================================================
          Total                                                                 $ 41,623              $ 37,155             $ 34,389
                                                                  =================================================================


          The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (in thousands of dollars):

                                                                                    1998                  1997                 1996
                                                                  -----------------------------------------------------------------
Income before preferred dividend requirements                                   $ 82,780              $ 79,904             $ 73,179
Total income tax expense                                                          41,623                37,155               34,389
                                                                  -----------------------------------------------------------------
                                                                                 124,403               117,059              107,568
Statutory tax rate                                                                    35%                   35%                  35%
                                                                  -----------------------------------------------------------------
Expected income tax expense                                                       43,541                40,971               37,649
Depreciation related to difference in cost basis for tax purposes                  1,383                 1,591                2,456
Allowance for funds used during construction--equity                              (1,334)               (1,912)              (1,831)

Tax benefit from the disposition of assets                                            63                  (569)              (1,130)

ITC amortization                                                                  (1,930)               (1,962)              (1,961)

California franchise taxes (net of federal benefit)                                  601                   521                  490
Other-net                                                                           (701)               (1,485)              (1,284)
                                                                  -----------------------------------------------------------------
                                                                                $ 41,623              $ 37,155             $ 34,389
                                                                  =================================================================
Effective tax rate                                                                  33.5%                 31.7%                32.0%
                                                                  =================================================================

          The net accumulated deferred federal income tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (in thousands of dollars):

                                                                                    1998                 1997                1996
                                                                  ---------------------------------------------------------------
Accumulated Deferred Federal Income Tax Liabilities:
   AFUDC                                                                        $  8,378             $  7,174            $  5,745
   Bond redemptions                                                                5,865                6,423               6,690
   Excess of tax depreciation over book depreciation                             157,906              154,240             142,447
   Repairs & maintenance                                                           6,180                4,355               3,047
   Tax benefits flowed through to customers                                       65,619               66,563              67,667
   Other                                                                          10,201                5,025               7,073
                                                                  ---------------------------------------------------------------
 Total                                                                           254,149              243,780             232,669
                                                                  ---------------------------------------------------------------
Accumulated Deferred Federal Income Tax Assets:
   Avoided interest capitalized                                                   14,694               13,819              12,241
   Employee benefit plans                                                          3,049                1,783               1,132
   Contributions in aid of construction and customer advances                     33,925               30,697              25,980
   Gross-ups received on contributions in aid of construction
       and customer advances                                                       4,512                4,197               3,529
   Unamortized investment tax credit                                              20,432               21,471              22,527
   Other                                                                           8,935                6,737               3,061
                                                                  ---------------------------------------------------------------
 Total                                                                            85,547               78,704              68,470
                                                                  ---------------------------------------------------------------

Accumulated Deferred Federal Income Taxes                                       $168,602             $165,076            $164,199
                                                                  ===============================================================

          The company's balance sheets contain a net regulatory tax asset of $26.7 million at year-end 1998 and $25.8 million at year-end 1997. The net regulatory asset consists of future revenue to be received from customers (a regulatory tax asset) of $65.6 million at year-end 1998 and $66.6 million at year-end 1997, due to flow-through of the tax benefits of temporary differences. Offset against these amounts are future revenues to be refunded to customers (a regulatory tax liability), consisting of $18.5 million at year-end 1998 and $19.3 million at year-end 1997, due to temporary differences for liberalized depreciation at rates in excess of current tax rates, and $20.4 million at year-end 1998 and $21.5 million at year-end 1997 due to temporary differences caused by the investment tax credit. The regulatory tax liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory tax liability for temporary differences caused by the investment tax credit will be amortized ratably in the same fashion as the accumulated deferred investment credit.

NOTE 10.      FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------------
     The December 31, 1998 carrying amount for cash, cash equivalents, current assets, accounts payable, and current liabilities approximates fair value due to the short-term nature of these instruments.

     The total fair value of SPR's consolidated long-term debt at December 31, 1998, is estimated to be $652.1 million (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $660.6 million at December 31, 1997.

NOTE 11.  SHORT-TERM BORROWINGS
-------------------------------

     SPR has a $10 million revolving credit facility with First Union National Bank. This facility replaced the prior $10 million facility with Barclay's Bank. There is currently no outstanding balance.

     SPPC revised its credit facilities on January 29, 1998 resulting in a $150 million 364-day credit facility for the Alturas project, and a $50 million revolving credit facility to support commercial paper activity. The $150 million Alturas credit facility was used primarily to finance the construction of the Alturas Intertie. This facility expired on January 29, 1999. The Company utilized $105 million of the facility during 1998. Facility fees for 1998 were approximately $120,000 for the Alturas Credit Facility, and $60,000 for the revolving credit facility. Facility fees for 1997 were approximately $110,000.

     On January 29, 1999 SPPC established a new $150 million unsecured credit facility for general corporate purposes. This credit facility will expire on
December 31, 1999.   SPPC pays the lender a facility fee on the commitment
quarterly, in arrears.

     At December 31, 1998, SPPC's short-term debt was $105.0 million drawn from the Alturas Credit Facility at an average interest rate of 5.41%. At December 31, 1997, SPPC had a balance of $75 million in short-term borrowings comprised entirely of commercial paper at an average interest rate of 6.12%.

     The other subsidiaries of SPR had no outstanding short-term borrowings at December 31, 1998.

NOTE 12.   DIVIDEND RESTRICTIONS
--------------------------------

     SPR's primary source of funds for the payment of dividends to its stockholders is dividends paid by SPPC on its common stock, all of which is owned by SPR. Accordingly, SPR's ability to pay dividends is dependent upon the ability of SPPC to pay dividends on its common stock. The Restated Articles of Incorporation of SPPC and the indentures relating to the various series of its First Mortgage Bonds contain restrictions as to the payment of dividends on its common stock and as to the purchase or retirement of its capital stock. Under the most restrictive of these provisions, approximately $84 million of SPPC's retained earnings was available at December 31, 1998, for the payment of cash dividends to SPR. As of December 31, 1998, SPR had consolidated retained earnings of approximately $184.9 million available for the payment of cash dividends on SPR's common stock.

NOTE 13.    RETIREMENT PLAN AND POST RETIREMENT BENEFITS
--------------------------------------------------------

          SPPC sponsors a noncontributory defined benefit retirement plan covering all employees who satisfy the service requirement and a defined benefit post-retirement plan that covers administrative employees and those covered under collective bargaining agreements. The plan provides medical, dental and life insurance benefits for retirees.

          The retirement plan provides benefits based on each covered employee's years of service, highest five-year average compensation, and a step rate benefit formula indirectly integrating the plan with Social Security.

          Beginning in 1998, retirement plan provisions applicable to employees covered by the collective bargaining agreement were amended to recognize additional compensation as pensionable pay and to reduce the penalty for retirement before age 62.

          SPPC's funding policy for the retirement plan is to contribute an annual amount to an irrevocable trust that is not less than the minimum funding requirement under the Employee Retirement Income Security Act of 1974, and not in excess of the amount that can be deducted for federal income tax purposes. The plan's assets are invested primarily in common stocks, marketable bonds, and other fixed-income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in SPR common or SPPC preferred stock.

          In April 1995, SPPC offered an early retirement plan to non-bargaining unit employees age 50 or older with at least 15 years of credited service as of January 1, 1996 and whose age and credited years of service equaled at least 70. The present value of termination costs relating to the 112 employees who accepted the offering was originally recorded in 1995 at $16.8 million, but was revalued at $12.8 million during 1996 due to a revision in the measurement date. These termination costs were fully deferred, as a regulatory asset, as of December 31, 1995. During 1996, SPPC began amortizing the termination costs by recognizing expense for both 1995 and 1996. SPPC is using a ten-year amortization period for these costs, consistent with the treatment of previous early retirement programs.

          For management, professional and administrative employees, the post-retirement plan is contributory for individuals retiring after January 1, 1993, with retiree contributions tied to each retiree's length of service. Additionally, the plan requires employees retiring after January 1, 1993 to participate in Medicare Part "B". Life insurance benefits remain noncontributory for retirees. However, the amount of life insurance provided for retirees is significantly less than that provided to active employees. Also, dental coverage is discontinued for all employees at age 65.

          Beginning in 1998, post-retirement plan provisions applicable to employees covered by the collective bargaining agreement were amended. Retiree contributions were increased to a minimum of 10% plus an additional amount for each year of service fewer than 20. Also, the plan introduced a managed care option for future retirees.

          SPPC's funding policy for its post-retirement benefit obligation takes advantage of federal income tax deductions. Contributions are being made to two voluntary employee's beneficiary associations and in IRC (S)401(h) account.
Plan assets are invested primarily in common stocks, marketable bonds and other fixed income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in SPR common or SPPC preferred stock. Post-retirement health care costs for key executives continue to be paid from SPPC's general assets.

          The following table sets forth a reconciliation of the funded status of the plans with amounts included in SPPC's consolidated balance sheets for 1998, 1997 and 1996 (dollars in thousands).

                                                   Pension Benefits                        Post-Retirement Benefits
                                            1998         1997          1996            1998            1997          1996
                                         ----------    ---------    ----------    -------------     ----------    ----------
Change in benefit obligation
Benefit obligation at beginning
     of year                               $186,612     $157,660      $165,877          $ 65,483      $ 73,526      $ 73,821
Service cost                                  7,047        5,825         6,652             2,162         2,440         2,587
Interest cost                                13,702       11,920        11,778             4,817         5,597         5,269
Plan participant's                                -            -             -                67            54            41
 contributions
Amendments                                        -        5,204             -                 -        (3,520)          415
Actuarial gain                                8,310       14,500       (18,540)            6,661       (10,278)       (6,277)
Benefits paid                                (8,563)      (8,497)       (8,107)           (2,764)       (2,336)       (2,330)
                                           --------     --------      --------          --------      --------      --------
Benefit obligation at end of year           207,108      186,612       157,660            76,426        65,483        73,526
                                           --------     --------      --------          --------      --------      --------

Change in plan assets
Fair value of plan assets at
    beginning of year                       190,535      167,416       148,300            39,326        32,944        24,620
Actual return on plan assets                 23,160       32,534        19,954             7,069         5,202         1,942
Employer contribution                             -            -         8,087             4,143         3,668         8,877
Plan participant's                                -            -             -                67            54            41
 contributions
Expenses paid                                (1,275)        (917)         (818)             (252)         (206)         (206)
Benefits paid                                (8,563)      (8,498)       (8,107)           (2,764)       (2,336)       (2,330)
                                           --------     --------      --------          --------      --------      --------
Fair value of plan assets at end
   of year                                  203,857      190,535       167,416            47,589        39,326        32,944
                                           --------     --------      --------          --------      --------      --------
Funded status                                 3,251       (3,923)       (9,756)           28,837        26,157        40,582
Unrecognized net actuarial gain              26,519       29,352        26,661            16,716        20,837         8,562
Unrecognized prior service cost              (8,404)      (9,083)       (4,251)                -             -          (415)
Unrecognized transition obligation                -            -             -           (31,563)      (33,818)      (39,419)
                                           --------     --------      --------          --------      --------      --------
Accrued benefit cost                       $ 21,366     $ 16,346      $ 12,654          $ 13,990      $ 13,176      $  9,310
                                     ==============  ===========  ============  ================  ============  ============

     In the preceding table, unrecognized net gain represents the net gain attributable to changes in actuarial assumptions and differences between actual experience and actuarial assumptions. Also, service cost represents the benefits earned during the year while interest cost represents the increase in the accumulated benefit obligation due to the passage of time.

                                                     Pension Benefits                     Post-Retirement Benefits
                                            1998           1997          1996        1998         1997          1996
                                        ---------    ------------     ---------    --------   ----------    -----------
Weighted-average assumptions
  as of December 31
Discount rate                             6.75%           7.25%           7.50%       6.75%         7.25%        7.50%
Expected return on plan assets            8.50%           8.50%           8.50%       8.50%         8.50%        8.50%
Rate of compensation increase             4.50%           5.00%           5.00%       4.50%         5.00%        5.00%


          For 1996, SPPC used a graduated medical trend rate assumption with an initial rate of 11.25%. This medical trend rate declined by 0.50% over the next ten years to an ultimate rate of

5.75% in 2007, remaining at that level thereafter. Beginning in 1997, the obligation valuation changed to a flat trend rate of 6.00% for each year. In 1997, SPPC also adopted the 1994 Group Annuity Generational Mortality Table.


                                              Pension Benefits                             Post-Retirement Benefits
                                            1998          1997            1996         1998          1997         1996
                                        -----------     ---------       ---------    ---------     ---------    ---------
Components of net periodic
     benefit cost
Service cost                               $  7,047      $  5,825        $  6,652      $ 2,162       $ 2,440      $ 2,587
Interest cost                                13,702        11,920          11,778        4,817         5,597        5,269
Expected return on plan assets              (15,800)      (13,844)        (12,590)      (3,495)       (2,937)      (2,036)
Amortization of prior service cost              679           372             372            -            33            -
Amortization of transition obligation                           -               -        2,255         2,464        2,464
Recognized net actuarial gain                  (609)         (581)              -         (783)          (62)           -
                                        -----------     ---------       ---------    ---------     ---------    ---------
Net periodic benefit cost:
   SFAS No. 132                               5,019         3,692           6,212        4,956         7,535        8,284
Amount expensed :
     SFAS No. 71--Net                         2,599         2,599           3,882          805           805        2,044
                                        -----------     ---------       ---------    ---------     ---------    ---------
Total net periodic benefit cost            $  7,618      $  6,291        $ 10,094      $ 5,761       $ 8,340      $10,328
                                        ===========     =========       =========    =========     =========    =========

          The amount expensed under SFAS No. 71 for the retirement plan represents the SFAS No. 88 costs arising from the 1989, 1992 and 1995 early retirement programs. Pursuant to PUCN directive and prior precedent, costs for the 1989, 1992, and 1995 programs are being amortized over 10 years.

          Assumed health care cost trend rates have a significant effect on the amounts reported for Post-Retirement Benefit plans. A one-percentage-point change in the assumed health care cost trend would have the following effects:

                                                            1-Percentage-                     1-Percentage-
                                                            Point Increase                    Point Decrease
Effect on total of service and interest
   cost components                                           $1.8 million                    ($1.4 million)
Effect on post-retirement
   Benefit obligation                                       $14.0 million                   ($11.0 million)

          In addition to the employee retirement plan covering all employees, SPPC has a Supplemental Executive Retirement Plan which is a non-qualified defined benefit plan under which SPPC will pay out of general assets supplemental pension benefits to key executives. SPPC also has a non-qualified supplemental pension plan covering certain employees. This plan provides for incremental pension payments from SPPC's funds so that total pension payments equal amounts that would have been payable from SPPC's principal pension plan if it were not for limitations imposed by income tax regulations. The unfunded liability under these plans as of December 31, 1998, 1997 and 1996 was $5.6 million, $5.2 million and $4.9 million, respectively.

NOTE 14.  STOCK COMPENSATION PLANS
-----------------------------------

     At December 31, 1998, SPPC had several stock-based compensation plans which are described below. SPPC applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for nonqualified stock options and the employee stock purchase plan. The total compensation cost that has been charged against income for the performance shares, dividend equivalents and the non-employee director stock plans was $.5 million, $1.4 million and $.9 million for 1998, 1997 and 1996, respectively. Had compensation cost for SPPC's nonqualified stock options and the employee stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of SFAS No. 123, SPR's net income and earnings per share would have been decreased to the pro forma amounts indicated below (in thousands of dollars except for per share amounts):

                                                          1998             1997            1996
                                                     --------------   --------------   -------------
      Net Income                   As Reported              $77,321          $74,445         $66,879
                                   Pro Forma                $76,977          $74,277         $66,812

      Basic Earnings Per Share     As Reported              $  2.50          $  2.41         $  2.19
                                   Pro Forma                $  2.49          $  2.41         $  2.19

      Diluted Earnings Per Share   As Reported              $  2.49          $  2.40         $  2.19
                                   Pro Forma                $  2.48          $  2.40         $  2.19

     SPPC's executive long-term incentive plan for key management employees, which was approved by shareholders on May 16, 1994, provides for the issuance of up to 750,000 of SPR's common shares to key employees through December 31, 2003. The plan permits the following types of grants, separately or in combination: nonqualified and qualified stock options; stock appreciation rights; restricted stock; performance units; performance shares; and bonus stock. During 1998, 1997 and 1996, SPPC issued only nonqualified stock options and performance shares under the plan.

     Nonqualified stock options granted during 1998, 1997 and 1996 were granted at an option price not less than market value at the date of the grant (January 1, 1998, January 1, 1997 and January 1, 1996, respectively). The 1998 and 1997 options vest to the participants 33 1/3% per year over a three year period from the grant date and may be exercised for a period not exceeding ten years from the date of the grant. The 1996 options vest to the participants 20% per year over a five year period from the grant date and may be exercised for a period not exceeding ten years from the date of the grant. The options may be exercised using either cash or previously acquired shares, valued at the current market price, or a combination of both.

     The fair value of each nonqualified option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 4.71%, 5.30% and 5.50%; expected volatility of 13.16%, 11.42% and 11.57%;
risk-free rates of return of 5.81%, 6.68% and 5.75%; and an expected life of 10 years for all grants.

     A summary of the status of SPPC's nonqualified stock option plan as of December 31, 1998, 1997 and 1996, and changes during those years is presented below:

                                       1998                           1997                           1996
                                       -----                          -----                          ------
                                             Weighted                      Weighted                        Weighted
                                             -Average                      -Average                        -Average
   Nonqualified Stock Options     Shares     Exercise            Shares     Exercise             Shares    Exercise
                                   (000)     Price                (000)     Price                (000)     Price
   ------------------------------------------------------------------------------------------------------------------------

   Outstanding at beginning           158      $25.51                89        $20.73               70        $19.59
   of year
   Granted                            125      $35.90                98        $28.75               28        $23.38
   Exercised                          (31)     $24.24               (15)       $20.28               (1)       $19.83
   Forfeited                          (44)     $27.12               (14)       $23.17               (8)       $20.04
   Outstanding at end of year         208      $31.62               158        $25.51               89        $20.73

   Options exercisable at              38      $24.54                25        $20.32               18        $19.83
   year-end
   Weighted-average fair
   value of options granted during              $4.79                         $3.51                          $2.13
   the year

     The following table summarizes information about nonqualified stock options outstanding at December 31, 1998:

                               Options Outstanding                    Options Exercisable
                          ------------------------------           -------------------------
            Exercise Price      Number       Remaining             Exercise        Number
                             Outstanding    Contractual             Price       Exercisable
                             at 12/31/98        Life                            at 12/31/98
         -----------------------------------------------      ------------------------------

                   $20.500          9,088     5 years             $20.500          7,270
                   $18.750         12,544     6 years             $18.750          7,526
                   $23.375         11,180     7 years             $23.375          4,472
                   $28.750         55,598     8 years             $28.750         18,570
                   $35.900        120,000     9 years             $35.900              -

          During 1998, 1997 and 1996, SPPC granted performance shares in the following numbers and initial values, respectively: 12,700, 14,090 and 8,973 shares; and $35.90, $28.75 and $23.375 per share. The actual number of shares earned is dependent upon SPR achieving certain financial goals over three-year performance periods. The value of performance shares, if earned, will be equal to the market value of SPR's common shares as of the end of the performance periods. SPPC, at its sole discretion, may pay earned performance shares in the form of cash or in shares (or a combination thereof).

          Simultaneous with the grant of both the nonqualified options and performance shares above, each participant was granted dividend equivalents. Each dividend equivalent entitles the participant to receive a contingent right to be paid an amount equal to dividends declared on shares originally granted from the date of grant through the exercise date, or, in the case of performance shares, throughout the performance period. Additionally, in order for dividend equivalents to be paid on the performance shares, certain financial targets must be met. Dividend equivalents will be forfeited if options expire unexercised.

          Under SPPC's employee stock purchase plan, SPR is authorized to issue up to 400,162 shares of common stock to all of its employees with minimum service requirements. Under the terms of the plan, employees can choose twice each year to have up to 15% of their base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 90% of the market value on the offering commencement date. Employees can withdraw from the plan at any time prior to the exercise date. Under the plan, SPR sold 15,282, 17,822 and 15,602 shares to employees in 1998, 1997 and 1996, respectively. Compensation cost has been estimated for the employees' purchase rights on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1998, 1997 and 1996, respectively: average dividend yield of 4.17%, 4.87% and 5.38%; average expected volatility of 14.16%, 11.57% and 11.51%; and average risk-free interest rates of 4.96%, 5.59% and 5.45%. The weighted average fair value of those purchase rights in 1998, 1997 and 1996 was $4.94, $4.14 and $3.26, respectively.

          SPR's non-employee director stock plan provides that a portion of the outside directors' annual retainer be paid in SPR stock. Effective May 20, 1996, the annual retainer for non-employee directors was increased from $14,000 to $30,000. The minimum amount to be paid in SPR stock was also increased from $4,000 to $20,000 per director, over the prior year. During 1998, 1997 and 1996, SPR granted the following total shares and related compensation to directors in SPR stock, respectively: 6,391, 8,208 and 9,212 shares; and $233,250, $230,833 and $160,417.

NOTE 15.  POSTEMPLOYMENT BENEFITS
----------------------------------

          During 1995, SPPC offered a severance program to non-bargaining-unit employees which provided both severance pay and medical benefits continuation totaling $7.0 million and $0.5 million, respectively. These costs were deferred as a regulatory asset as of December 31, 1995. SPPC began amortization of these costs during 1996 over a ten-year period consistent with the period used for pension and post-retirement benefits. There was no remaining liability for unpaid severance and benefits at December 31, 1998, 1997 or 1996.

NOTE 16.   COMMITMENTS AND CONTINGENCIES
----------------------------------------

     SPPC's estimated cash construction expenditures for the year 1999 and the five-year period 1999-2003 are $112.7 million and $639.8 million, respectively.

          Several of SPR's and SPPC's purchased power, gas supply and pipeline capacity, and coal supply contracts contain minimum volume provisions, which SPR and SPPC is either meeting or exceeding. SPR and SPPC anticipate continuing to meet or exceed them in the future. Estimated future commitments under non-cancelable agreements with initial terms of one year or more at December 31, 1998 were as follows (dollars in thousands):


                    1999                     $192,600
                    2000                      117,000
                    2001                       91,800
                    2002                       88,900
                    2003                       71,500
                    After 2003 to 2015        465,100

          SPPC has an operating lease for its corporate headquarters building, a 334,000 square foot, five-floor, multi-purpose building located in southeast Reno, Nevada. The primary term of the lease is 25 years, ending in 2010. The current annual rental is $5.4 million, which amount remains constant until the end of the primary term. The lease has renewal options for an additional 50 years. SPPC subleases building space to various tenants. The subleases vary from year to year and are shown at net of total lease.

          The total rental expense under all leases (net) was approximately $7.5 million in 1998, $7.4 million in 1997 and $8.2 million in 1996.

          Estimated future minimum lease commitments (net of the corporate headquarters building subleases described above) under non-cancelable operating leases with initial terms of one year or more at December 31, 1998 were as follows (dollars in thousands):


                    1999                     $ 8,700
                    2000                       6,600
                    2001                       6,300
                    2002                       6,200
                    2003                       7,000
                    After 2003 to 2018        41,800
                                             -------
                       Total                 $76,600
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

NOTE 17.  SEGMENT INFORMATION
-----------------------------

     SPR adopted FASB statement No. 131, Disclosure about Segments of an Enterprise and Related Information, for its annual reports as of December 31, 1998. SPR operates three primary business segments providing regulated electric, natural gas and water service. Electric service is provided to northern Nevada and the Lake Tahoe area of California. Natural gas and water services are provided in the Reno-Sparks area of Nevada. The All Other segment includes other segments below the quantitative threshold for separate disclosure.

     Information as to the operations of the different business segments is set forth below based on the nature of products and services offered. SPR evaluates performance based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). Intersegment revenues are not material.

     Financial data for business segments is as follows ($000):

December 31,                                                                          Reconciling
 1998                Electric           Gas           Water        All Other          Eliminations        Consolidated
------------         --------        ---------      ---------      ---------          ------------        ------------
Operating
 revenues            $  585,657       $ 99,532       $ 49,143        $ 7,509                                $  741,841
                     ==========       ========       ========        =======       ============             ==========
Operating
 income              $  103,728       $ 10,534       $ 11,932        $(2,073)                               $  124,121
                     ==========       ========       ========        =======       ============             ==========
Operating
 income taxes        $   34,611       $  5,142       $  3,797        $(1,735)                               $   41,815
                     ==========       ========       ========        =======       ============             ==========
Depreciation and
 amortization        $   57,180       $  4,810       $  7,445        $     -                                $   69,435
                     ==========       ========       ========        =======       ============             ==========
Interest expense
 on long term
 debt                $   28,277       $  4,001       $ 10,911        $ 1,506        $(4,299)                $   40,396
                     ==========       ========       ========        =======       ============             ==========
Assets               $1,558,322       $139,398       $274,124        $29,576        $39,976                 $2,041,396
                     ==========       ========       ========        =======       ============             ==========
Capital
 expenditures        $  144,080       $ 11,124       $ 28,180        $   668                                $  184,052
                     ==========       ========       ========        =======       ============             ==========
December 31,                                                                       Reconciling
 1997                Electric         Gas            Water         All Other       Eliminations           Consolidated
------------         --------         --------       --------      ---------       ------------           ------------
Operating
 revenues            $  540,346       $ 70,675       $ 46,519        $ 5,703                                $  663,243
                     ==========       ========       ========        =======       ============             ==========
Operating
 income              $   99,671       $ 10,057       $ 10,444        $(1,545)                               $  118,627
                     ==========       ========       ========        =======       ============             ==========
Operating
 income taxes        $   33,742       $  4,223       $  2,422        $(1,720)                               $   38,667
                     ==========       ========       ========        =======       ============             ==========
Depreciation and
 amortization        $   52,239       $  4,531       $  7,347        $     -                                $   64,117
                     ==========       ========       ========        =======       ============             ==========
Interest expense
 on long term
 debt                $   31,098       $  3,653       $  9,158        $ 2,129        $(4,300)                $   41,738
                     ==========       ========       ========        =======       ============             ==========
Assets               $1,463,969       $130,392       $282,524        $23,638        $35,357                 $1,935,880
                     ==========       ========       ========        =======       ============             ==========
Capital
 expenditures        $  105,531       $ 12,191       $ 30,079        $     -                                $  147,801
                     ==========       ========       ========        =======       ============             ==========
December 31,                                                                       Reconciling
 1996                Electric         Gas            Water           All Other     Eliminations           Consolidated
------------         --------         --------       --------        ---------     ------------           ------------
Operating
 revenues            $  507,004       $ 67,376       $ 45,344        $ 7,987                                $  627,711
                     ==========       ========       ========        =======       ============             ==========
Operating
 income              $   86,428       $ 11,035       $  9,545        $ 1,870                                $  108,878
                     ==========       ========       ========        =======       ============             ==========
Operating
 income taxes        $   27,743       $  4,872       $  3,626        $  (615)                               $   35,626
                     ==========       ========       ========        =======       ============             ==========
Depreciation and
 amortization        $   47,797       $  4,223       $  6,098        $     -                                $   58,118
                     ==========       ========       ========        =======       ============             ==========
Interest expense
 on long term
 debt                $   27,856       $  3,480       $  7,519        $ 2,719        $(1,804)                $   39,770
                     ==========       ========       ========        =======       ============             ==========
Assets               $1,407,927       $122,137       $276,954        $26,726        $35,610                 $1,869,354
                     ==========       ========       ========        =======       ============             ==========
Capital
 expenditures        $  158,482       $ 10,798       $ 33,829        $     -                                $  203,109
                     ==========       ========       ========        =======       ============             ==========

     The reconciliation of segment information to consolidated totals in the preceding table includes an adjustment for intersegment interest expense eliminated from the consolidated totals. The reconciliation of segment assets to the consolidated total includes the following unallocated amounts.

                                  1998              1997                1996
                               ---------          ---------          ---------
Other property                 $   1,342          $   1,928          $   1,043
Cash                              15,197              6,920                890
Current assets-other               2,692              2,572              3,948
Other regulatory assets           21,031             23,876             29,426
Deferred charges-other              (286)                61                303
                                --------          ---------          ---------
                               $  39,976          $  35,357          $  35,610
                               =========          =========          =========


NOTE 18.     QUARTERLY FINANCIAL DATA (unaudited)
------------------------------------------------

  The following figures are unaudited and include all adjustments necessary in the opinion of management for a fair presentation of the results of interim periods (dollars in thousands except per share amounts):

                                                                               Quarter Ended
                                                                              ----------------
                                                  Mar. 31, 1998      June 30, 1998      Sept 30, 1998     Dec. 31, 1998
                                                 ----------------   ----------------   ----------------   --------------

Operating Revenues                                       $184,482           $171,632           $188,549         $197,178
                                                         ========           ========           ========         ========

Operating Income                                         $ 32,972           $ 26,842           $ 32,706         $ 31,601
                                                         ========           ========           ========         ========

Net Income                                               $ 21,286           $ 15,570           $ 21,167         $ 19,298
                                                         ========           ========           ========         ========

Net Income per share - Basic                             $    .69           $    .50           $    .68         $    .63
                                                         ========           ========           ========         ========
                     - Diluted                           $    .69           $    .50           $    .68         $    .62
                                                         ========           ========           ========         ========


                                                                             Quarter Ended
                                                                           ----------------

                                                  Mar. 31, 1997      June 30, 1997      Sept 30, 1997     Dec. 31, 1997
                                                 ----------------   ----------------   ----------------   --------------

Operating Revenues                                       $173,313           $156,720           $160,875         $172,335
                                                         ========           ========           ========         ========

Operating Income                                         $ 30,917           $ 27,245           $ 29,033         $ 31,432
                                                         ========           ========           ========         ========

Net Income                                               $ 20,833           $ 15,484           $ 18,158         $ 19,970
                                                         ========           ========           ========         ========

Net Income per share - Basic                             $    .68           $    .50           $     59         $    .64
                                                         ========           ========           ========         ========
                     - Diluted                           $    .67           $    .50           $    .59         $    .64
                                                         ========           ========           ========         ========

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

                          CHANGE IN CONTROL AGREEMENT

  SPR has entered into severance agreements with certain key executives, including the individuals named in the Summary Compensation Table. These agreements provide that, upon termination of the executive's employment within twenty-four months following a change in control of SPR (as defined in the agreements) either (a) by SPR for reasons other than cause (as defined in the agreements), death or disability, or (b) by the executive for good reason (as defined by the agreement, including a diminution of responsibilities, compensation, or benefits (unless, with respect to reduction in salary or benefits, such reduction is applicable to all senior executives of the Company and the acquirer)), the executive will receive certain payments and benefits. These severance payments and benefits include (i) a lump sum payment equal to three times the sum of the executive's base salary and target bonus, (ii) a lump sum payment equal to the present value of the benefits the executive would have received had be continued to participate in the Company's retirement plans for an additional 3 years (or, in the case of the Company's Supplemental Executive Retirement Plan only, the greater of three years or the period from the date of termination until the executive's early retirement date, as defined in such plan), and (iii) continuation of life, disability, accident and health insurance benefits for a period of thirty-six (36) months immediately following termination of employment. Except for Mr. Malquist, the agreements also provide that if any compensation paid, or benefit provided, to the executive, whether or not pursuant to the change-in-control agreements, would be subject to the federal excise tax on "excess parachute payments," payments and benefits provided pursuant to the agreement will be cut back to the largest amount that would not be subject to such excise tax, if such cutback results in a higher after-tax payment to the executive. In the case of Mr. Malquist, the agreement provides that SPR will pay an additional amount to hold him harmless from such tax. The Board of Directors entered into these agreements in order to attract and retain excellent management and to encourage and reinforce continued attention to the executives' assigned duties without distraction under circumstances arising from the possibility of a change in control of SPR. In entering into these agreements, the Board was advised by Towers Perrin, the national compensation and benefits consulting firm described above, and Skadden, Arps, Slate, Meager & Flom, an independent outside law firm, to insure that the agreements entered into were in line with existing industry standards and provided benefits to management consistent with those standards.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits
---  ----------------------------------------------------------------

                                                                             Page
                                                                             ----
1.          Financial Statements:
               Report of Independent Auditors..............................   15
               Consolidated Balance Sheets as of
                  December 31, 1998 and 1997...............................   16
               Consolidated Statements of Income for the Years
                  Ended December 31, 1998, 1997 and 1996...................   17
               Consolidated Statements of Common Shareholder's Equity
                  for the Years Ended December 31, 1998, 1997 and 1996.....   18
               Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1998, 1997 and 1996.............   19
               Consolidated Statements of Capitalization as of
                  December 31, 1998 and 1997...............................   20
               Notes to Consolidated Financial Statements..................21-44

2.          Financial Statement Schedules:
               Report of Independent Auditors..............................   49
               Schedule II  Valuation and Qualifying Accounts..............   50

            All other schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules have been omitted because the information is not applicable.

3.        Exhibits:
            Exhibits are listed in the Exhibit Index on pages 51-52.

(b)       Reports on Form 8-K

          Filed on October 12, 1998-Item 5, Other Events.

          Press release, dated October 9, 1998, that announced the stockholders of Sierra Pacific Resources voted to approve the merger of Sierra Pacific Resources and Nevada Power.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SIERRA PACIFIC RESOURCES

                           By /S/  Malyn K. Malquist
                              ----------------------
                               Malyn K. Malquist
                Chairman, President and Chief Executive Officer
                                 March 19, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March, 1999.


           /S/ Malyn K. Malquist                                      /S/ Mark A. Ruelle
-----------------------------------------------            --------------------------------------------
              Malyn K. Malquist                                          Mark A. Ruelle
Chairman, President, and Chief Executive Officer                      Senior Vice President,
   (Principal Executive Officer and Director)                 Chief Financial Officer and Treasurer
                                                                  (Principal Financial Officer)
                                                                 (Principal Accounting Officer)


         /S/ Edward P. Bliss                                        /S/ Richard N. Fulstone
-----------------------------------------                  ---------------------------------------------
            Edward P. Bliss                                            Richard N. Fulstone
               Director                                                     Director

        /S/ Krestine M. Corbin                                        /S/ James L. Murphy
-----------------------------------------                   --------------------------------------------
          Krestine M. Corbin                                             James L. Murphy
               Director                                                      Director

         /S/ Theodore J. Day                                          /S/ Dennis E. Wheeler
----------------------------------------                     -------------------------------------------
            Theodore J. Day                                              Dennis E. Wheeler
               Director                                                      Director

       /S/ Harold P. Dayton, Jr.                                      /S/ Robert B. Whittington
-----------------------------------------                     -------------------------------------------
         Harold P. Dayton, Jr.                                          Robert B. Whittington
               Director                                                      Director

        /S/ James R. Donnelley
-----------------------------------------
          James R. Donnelley
               Director

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES

To the Board of Directors and Stockholders of Sierra Pacific Resources
Reno, Nevada

We consent to the incorporation by reference in Registration Statement No. 333-4374 of Sierra Pacific Resources on Form S-3, Registration Statement No. 333-62895 on Form S-4, and Registration Statement Nos. 2-92454, 33-87646, and 33-48152 of Sierra Pacific Resources on Forms S-8 of our report dated January 29, 1999 (February 12, 1999 as to Notes 1 and 5), appearing in this Annual Report on Form 10-K of Sierra Pacific Resources for the year ended December 31, 1998.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Sierra Pacific Resources, listed in the table of contents on page 47. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
March 19, 1999

                           Sierra Pacific Resources
                Schedule II - Valuation and Qualifying Accounts
             For The Years Ended December 31, 1998, 1997 and 1996
                            (Dollars in Thousands)

                                                                Provision for
                                                                Uncollectible
                                                                  Accounts
                                                                -------------
Balance at January 1, 1996                                            $ 1,543
  Provision charged to income                                           1,880
  Amounts written off, less recoveries                                 (1,227)
                                                                -------------
                                                                        2,196

Balance at January 1, 1997                                              2,196
  Provision charged to income                                           1,411
  Amounts written off, less recoveries                                 (1,903)
                                                                -------------
                                                                        1,704

Balance at January 1, 1998                                              1,704
  Provision charged to income                                           3,686
  Amounts written off, less recoveries                                 (1,929)
                                                                -------------
                                                                      $ 3,461
                                                                -------------

(a) Exhibits Index

Exhibits with respect to SPR's principal subsidiary, SPPC, are listed in the exhibit index of its Annual Report on Form 10-K for the year ended December 31, 1998, and are attached hereto as the Appendix.

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

(* Filed herewith)

 (3) . Restated Articles of Incorporation of Sierra Pacific Resources dated October 5, 1990 (Filed with the 1993 Form 10-K)

       .  By-laws of SPR as amended to November 13, 1996


(4)  *(A)

       Rights Agreement between Sierra Pacific Resources and Bank of America National Trust and Savings Association dated October 13, 1989, as listed herein on page 53.


(10) . Note Purchase Agreement, dated as of April 20, 1993, with respect to the private placement of $50 million in senior notes (Filed with the 1993 Form 10-K)

      . Sierra Pacific Resources Executive Long-Term Incentive Plan effective as of January 1, 1994 (Filed with the 1994 Form 10-K)

      . Change in Control Agreement dated February 18, 1997 by and among Sierra Pacific Resources and the following officers (individually):
         Gerald W. Canning, Jeffrey L. Ceccarelli, Randy G. Harris, Malyn K. Malquist, Steven C. Oldham, William E. Peterson, Mark A. Ruelle, Mary
         O. Simmons, and Mary Jane Willier (Filed as Exhibit (10)(A) with Sierra Pacific Power Company's 1997 Form 10-K)

(12)   (A)

      Calculation of Pre-Tax Interest Coverage's for the Periods 1998, 1997, and
          1996.


(21)  .  Sierra Pacific Power Company, a Nevada Corporation.
         Lands of Sierra, Inc., a Nevada Corporation.
         Sierra Energy Corporation, a Nevada Corporation.
         Tuscarora Gas Pipeline Company, a Nevada Corporation.

         Sierra Water Development Company, a Nevada Corporation.

(23)
      . Consent of Independent Accountants in connection with the Company's Registration Statements Nos. 333-4374 (Common Stock Investment Plan) on Form S-3, and Nos. 2-92454 (Employees' Stock Ownership Plan), 33-87646 (Executive Long-Term Incentive Plan), and 33-48152 (Non-Employee Director Stock Plan) on Forms S-8. (Filed as Exhibit (23) (A) with Sierra Pacific Power Company's 1997 Form 10-K)

(27)
      *(A)

      The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-K from the twelve month period ending December 31, 1998.

                            SIERRA PACIFIC RESOURCES
                                      and
             BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION
                                  Rights Agent

                                Rights Agreement
                          Dated as of October 13, 1989

                               Table of Contents
                               -----------------


  Section                                                               Page
  -------                                                               ----

       1    Certain Definitions.......................................... 1

       2    Appointment of Rights Agent.................................. 4

       3    Issue of Right Certificates.................................. 4

       4    Form of Right Certificates................................... 6

       5    Countersignature and Registration............................

       6    Transfer, Split Up, Combination and
              Exchange of Right Certificates;
              Mutilated, Destroyed, Lost or
              Stolen Right Certificates.................................. 7

       7    Exercise of Rights; Purchase Price;
              Expiration Date of Rights.................................. 8

       8    Cancellation and Destruction of
              Right Certificates.........................................10

       9    Reservation and Availability of Capital Stock................11

      10    Capital Stock Record Date....................................12

      11    Adjustment of Purchase Price, Number
              and Kind of Shares or Number of Rights.....................13

      12    Certificate of Adjusted Purchase Price
              or Number of Shares........................................21

      13    Consolidation, Merger or Sale or Transfer
              of Assets or Earning Power.................................21

      14    Fractional Rights and Fractional Shares......................24

      15    Rights of Action.............................................25

      16    Agreement of Rights Holders..................................26

   Section                                                             Page
   -------                                                             ----

       17   Right Certificate Holder Not Deemed
            a Stockholder................................................26

       18   Concerning the Rights Agent..................................27

       19   Merger or Consolidation or Change of
            Name of Rights Agent.........................................27

       20   Duties of Rights Agent.......................................28

       21   Change of Rights Agent.......................................30

       22   Issuance of New Right Certificates...........................31

       23   Redemption and Termination...................................32

       24   Exchange.....................................................33

       25   Notice of Certain Events.....................................34

       26   Notices......................................................35

       27   Supplements and Amendments...................................36

       28   Successors...................................................36

       29   Determinations and Actions by the
            Board of Directors, etc......................................36

       30   Benefits of this Agreement...................................37

       31   Severability.................................................37

       32   Governing Law................................................37

       33   Counterparts.................................................37

       34   Descriptive Headings.........................................38


Exhibit A  --  Form of Right Certificate

Exhibit B  --  Form of Summary of Rights to Purchase Common Stock

                                RIGHTS AGREEMENT
                                ----------------

  RIGHTS AGREEMENT, dated as of October 13, 1989 (the "Agreement"), between SIERRA PACIFIC RESOURCES, a Nevada corporation (the "Company"), and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, a national banking association (the "Rights Agent").

                              W I T N E S S E T H
                              -------------------

  WHEREAS, on October 2, 1989, the Board of Directors of the Company authorized and declared a dividend distribution of one Right (as hereinafter defined) for each Common Share of the Company (as hereinafter defined) outstanding at the close of business on October 31, 1989 (the "Record Date") (which for these purposes shall include all Common Shares presently entitled to receive dividends), and has authorized the issuance of one Right for each Common Share of the Company issued (whether originally issued or delivered from the Company's treasury) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Expiration Date (as such terms are hereinafter defined), each Right representing the right to purchase one Common Share of the Company, upon the terms and subject to the conditions hereinafter set forth (the "Rights");

  NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereby agree as follows:

Section 1  Certain Definitions.  For purposes of this Agreement, the following
           --------------------
terms have the meanings indicated:

  (a) "Acquiring Person" shall mean any Person (as such term is hereinafter defined) who or which, together with all Affiliates (as such term is hereinafter defined) and Associates (as such term is hereinafter defined) of such Person, shall be the Beneficial Owner (as such term is hereinafter defined) of 15% or more of the Common Shares then outstanding, but shall not include the Company, any Subsidiary (as such term is hereinafter defined).of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company, or any Person or entity holding securities of the Company organized, appointed or established by the Company for or pursuant to the terms of any such plan.

  (b) "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as in effect on the date of this Agreement.

  (c) A Person shall be deemed the "Beneficial owner" of, and shall be deemed to "beneficially own," any securities:

     (i) which such Person or any of such Person's Affiliates or Associates beneficially owns, directly or indirectly;

      (ii) which such Person or any of such Person's Affiliates or Associates, directly or indirectly, has (A) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding (whether or not in writing) or upon the exercise of conversion rights, exchange rights, rights (other than the Rights at any time prior to the occurrence of a Triggering Event (as defined in Section 1(k) below) but thereafter including Rights acquired from and after the Distribution Date (as defined in Section 3(a) below) other than Rights acquired pursuant to Section 3(a), Section 11(i) and Section 22 hereof), warrants or options, or otherwise; provided, however, that a Person shall not be deemed the
                       -------------------
"Beneficial owner" of, or to "beneficially own," securities tendered pursuant to a tender or exchange offer made by such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for purchase or exchange; or (B) the right to vote or dispose of or "beneficial ownership" (as determined pursuant to Rule 13d-3 of the General Rules and Regulations under the Exchange Act) of (including pursuant to any agreement, arrangement or understanding, whether or not in writing); provided, however,
                                                          ----------
that a Person shall not be deemed the "Beneficial Owner" of, or to "beneficially own," any security under this clause (B) as a result of an agreement, arrangement or understanding to vote such security if such agreement, arrangement or understanding: (1) arises solely from a revocable proxy given in response to a public proxy or consent solicitation pursuant to, and in accordance with, the applicable rules and regulations of the Exchange Act, and
(2) is not also then reportable by such Person on Schedule 13D under the Exchange Act (or any comparable or successor report); or

      (iii) which are beneficially owned, directly or indirectly, by any other Person (or any Affiliate or Associate thereof) with which such Person or any of such Person's Affiliates or Associates has any agreement, arrangement or understanding (whether or not in writing), for the purpose of acquiring, holding, voting (except pursuant to a revocable proxy as described in the proviso to clause (B) of subparagraph (ii) of this paragraph (c)) or disposing of any voting securities of the Company; provided, however, that nothing in this
                                         ----------
paragraph (c) shall cause a person engaged in business as an underwriter of securities to be the "Beneficial Owner" of, or to "beneficially own," any securities acquired through such person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.

  (d) "Business Day" shall mean any day other than a Saturday, Sunday or a day on which banking institutions in the State of Nevada, California or New York are authorized or obligated by law-or executive order to close.

  (e) "Close of business" on any given date shall mean 5:00 P.M., New York City time, on such date; Provided, however, that if such date is not a Business Day
                    -------------------
it shall mean 5:00 P.M., New York City time, on the next succeeding Business
Day.

  (f) "Common Shares" shall mean the common stock, par value $1.00 per share, of the Company, and, to the extent that there are not a sufficient authorized number of Common Shares authorized to permit the full exercise of the Rights, shares of any other class or series of the Company designated for such purpose containing terms substantially similar to the terms of the Common Shares, except that "Common Share" when used with reference to any Person other than the Company shall mean the capital stock of such Person with the greatest voting power, or the equity securities or other equity interest having power to control or direct the management, of such Person.

  (g) "Person" shall mean any individual, firm, corporation, partnership or other entity.

  (h) "Stock Acquisition Date" shall mean the first date of public announcement (which, for purposes of this definition, shall include, without limitation, a report filed pursuant to Section 13(d) promulgated under the Exchange Act) by the Company or an Acquiring Person that an Acquiring Person has become such.

  (i) "Subsidiary" shall mean, with reference to any Person, any corporation or other entity of which a majority of the voting power of the voting equity securities or voting interests is beneficially owned, directly or indirectly, by such Person, or otherwise controlled by such Person.

  (j) "Triggering Event" shall mean any event described in Section-11(a)(ii) or
Section 13(a).

  Any determination required by the definitions contained in this Section I shall be made by the Board of Directors of the Company in their good faith judgment, which determination shall be final and binding on the Rights Agent.


Section 2  Appointment of Rights Agent    The Company hereby appoints the Rights
           ---------------------------
Agent to act as agent for the Company in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Company may from time to time appoint such Co-Rights Agents as it may deem necessary or desirable.

Section 3  Issue of Right Certificates
           ---------------------------

  (a) Until the earlier of (i) the close of business on the tenth day after the Stock Acquisition Date, or (ii) the close of business on the tenth business day (or such later date as may be determined by the Board of Directors of the Company prior to such time as any Person becomes an Acquiring Person) after the date of commencement of, or the first public announcement of the intent of any Person to commence, a tender or exchange offer by any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan), if upon consummation thereof, such Person would become an Acquiring Person (the earlier of such dates, including any such date which is after the date of this Agreement and prior to the issuance of the Rights, being herein referred to as the "Distribution Date"), (x) the Rights will be evidenced (subject to the provisions of paragraph (b) of this Section 3) by the certificates for the Common Shares registered in the names of the holders of the Common Shares (which certificates for Common Shares shall be deemed also to be certificates for Rights) and not by separate certificates, and (y) the Rights will be transferable only in connection with the transfer of the underlying Common Shares (including a transfer to the Company). As soon as practicable after the Distribution Date, the Rights Agent will send by first-class, insured, postage prepaid mail, to each record holder of the Common Shares as of the close of business on the Distribution Date, at the address of such holder shown on the records of the Company, one or more right certificates, in substantially the form of Exhibit A hereto (the "Right Certificates"), evidencing one Right for each Common Share so held. In the event that an adjustment in the number of Rights per Common Share has been made pursuant to
Section 11(p) hereof, at the time of distribution, the Company shall make the necessary and appropriate rounding adjustments (in accordance with Section 14(a) hereof) so that Right Certificates evidencing only whole numbers of Rights are distributed and cash is paid in lieu of fractional Rights. As of and after the Distribution Date, the Rights will be evidenced solely by such Right Certificates.

  (b) As promptly as practicable following the Record Date, the Company will send a copy of the Summary. of Rights, in substantially the form attached hereto as Exhibit B (the "Summary of Rights"), by first-class, postage prepaid mail, to each record holder of the Common Shares as of the close of business on the Record Date, at the address of such holder shown on the records of the Company. With respect to certificates for the Common Shares outstanding as of the Record Date, until the Distribution Date (or earlier redemption, expiration or termination of the Rights), the Rights will be evidenced by such certificates for the Common Shares and the registered holders of the Common Shares shall also be the registered holders of the associated Rights. Until the Distribution Date (or earlier redemption, expiration or termination of the Rights), the transfer representing Common Shares in respect of issued shall also constitute the transfer associated with such Common Shares.

  (c) Rights shall be issued in respect of all Common Shares, which are issued (whether originally issued or delivered from the Company's treasury) after the Record Date but prior to the earliest of the Distribution Date, the Redemption Date or the Expiration Date. Certificates representing such Common Shares shall also be deemed to be certificates for Rights, and shall bear the following legend:

  This certificate also evidences and entitles the holder hereof to certain Rights as set forth in the Rights Agreement between Sierra Pacific Resources (the "Company") and Bank of America National Trust and Savings Association, dated as of October 13, 1989 (the "Rights Agreement"), the terms of which are incorporated herein by reference and a copy of which is on file at the principal offices of the Company. The Company will mail to holders a copy of the Rights Agreement without charge promptly upon written request. Under certain circumstances, the Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. Under certain circumstances, Rights issued to Acquiring Persons (as defined) or related persons and subsequent holders thereof may become null and void.

     With respect to such certificates containing the foregoing legend, until the Distribution Date, the Rights associated with the Common Shares represented by such certificates shall be evidenced by such certificates alone and registered holders of Common Shares shall also be the registered holders of the associated Rights, and the transfer of any such certificates shall also constitute the transfer of the Rights associated with the Common Shares represented by such certificates.

Section 4  Form of Right Certificates
           --------------------------

  (a) The Right Certificates (and the forms of election to purchase shares and of assignment to be printed on the reverse thereof) shall each be substantially in the form set forth in Exhibit A hereto and may have such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any applicable law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Rights may from time to time be listed, or to conform to usage. Subject to the provisions of Section 11 and Section 22 hereof, the Right Certificates, whenever distributed, shall be dated as of the Record Date and on their face shall entitle the holders thereof to purchase such number of Common Shares as shall be set forth therein at the price per share set forth therein (the "Purchase Price"), but the amount and type of securities purchasable upon the exercise of each Right and the Purchase Price thereof shall be subject to adjustment as provided herein.

  (b) Any Right Certificate issued pursuant to Section 3(a) or Section 22 hereof that represents Rights beneficially owned by: (i) an Acquiring Person or any Associate or Affiliate of an Acquiring Person, (ii) a transferee of an Acquiring Person (or Such Associate or Affiliate) who becomes a transferee after the Acquiring Person becomes such (other than a transferee pursuant to the proviso in Section 23(a) hereof), or (iii) a transferee of an Acquiring Person (or such Associate or Affiliate) who becomes a transferee prior to or concurrently with the Acquiring Person becoming such and receives such Rights pursuant to either
(A) a transfer (whether or not for consideration) ' from the Acquiring Person to holders of equity interests in such Acquiring Person or to any Person with whom the Acquiring Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or (B) a transfer which is part of a plan, arrangement or understanding which has as a primary purpose or effect avoidance of Section 7(e) hereof, and any Right Certificate issued pursuant to Section 6 or Section 11 hereof upon transfer, exchange, replacement or adjustment of any other Right Certificate referred to in this sentence, shall contain (to the extent feasible and otherwise reasonably identifiable as such) the following legend:

  The Rights represented by this Right Certificate are or were beneficially owned by a Person who was or became an Acquiring Person or an Affiliate or Associate of an Acquiring Person (as such terms are defined in the Rights Agreement). Accordingly, this Right Certificate and the Rights represented hereby may become void in the circumstances specified in Section 7(e) of such Agreement.

Section 5  Countersignature and Registration
           ---------------------------------

  (a) The Right Certificates shall be executed on behalf of the Company by its Chairman of the Board, any Vice-Chairman, its President or any Vice President, either manually or by facsimile signature, and shall have affixed thereto the Company's seal or a facsimile thereof which shall be attested by the Secretary or Treasurer or an Assistant Secretary or Assistant Treasurer of the Company, either manually or by facsimile signature. The Right Certificates shall be manually countersigned by the Rights Agent and shall not be valid for any purpose unless so countersigned. In case any officer of the Company who shall have signed any of the Right Certificates shall cease to be such officer of the Company before countersignature by the Rights Agent and issuance and delivery by the company, such Right Certificates, nevertheless, may be countersigned by the Rights Agent, and issued and delivered by the Company with the same force and effect as though the person who signed such Right Certificates had not ceased to be such officer of the Company; and any Right Certificates may be signed on behalf of the Company by any person who, at the actual date of the execution of such Right Certificate, shall be a proper officer of the Company to sign such Right Certificate, although at the date of the execution of this Rights Agreement any such person. was not such an officer.

  (b) Following the Distribution Date, the Rights Agent will keep or cause to be kept, at its principal corporate trust or corporate agency office in San Francisco, California, books for registration and transfer of the Right Certificates issued hereunder. Such books shall show the names and addresses of the respective holders of the Right Certificates, the number of .Rights evidenced on its face by each of the Right Certificates and the date of each of the Right Certificates.

Section 6  Transfer, Split Up, Combination and Exchange of Right Certificates;
           -------------------------------------------------------------------
Mutilated, Destroyed, Lost or Stolen Right Certificates
-------------------------------------------------------

  (a) Subject to the provisions of Sections 4(b), 7(e) and 14 hereof, at any time after the close of business on the Distribution Date, and at or prior to the close of business on the Expiration Date, any Right Certificate or Certificates may be transferred, split up, combined or exchanged for another Right Certificate or Certificates, entitling the registered holder to purchase a like number Common Shares (or, following a triggering event, other securities or property, as the case may be) as the Right Certificate or Certificates surrendered then entitled such holder (or former holder in the case of a transfer) to purchase. Any registered holder desiring to split up, combine or exchange any Right Certificate shall make such request in writing delivered to the Rights Agent, and shall surrender the Right Certificate or Right Certificates to be transferred, split up, combined or exchanged at the principal corporate trust office of the Rights Agent. Neither the Rights Agent nor the Company shall be obligated to take any action whatsoever with respect to the transfer of any such surrendered Right Certificate until the registered holder shall have completed and signed the certificate contained in the form of assignment on the reverse side of such Right Certificate and the Company shall have been-provided with such additional evidence of the identity of the Beneficial owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request. Thereupon the Rights Agent shall, subject to sections 4(b) and 7(c) hereof, countersign and deliver to the Person entitled thereto a Right Certificate or Right Certificates, as the case may be, as so requested. The Company may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split up, combination or exchange of Right Certificates.

  (b) Upon receipt by the company and the Rights Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a Right Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and reimbursement to the Company and the Rights Agent of all reasonable expenses incidental thereto, and upon surrender to the Rights Agent and cancellation of the Right Certificate if mutilated, the Company will execute and deliver a new Right Certificate of like tenor to the Rights Agent for countersignature and delivery to the registered owner in lieu of the Right Certificate so lost, stolen, destroyed or mutilated.

Section 7  Exercise of Rights; Purchase Price; Expiration Date of Rights
           --------------------------------------------------------------

  (a) Subject to Section 7(e) hereof, the registered holder of any Right Certificate may exercise the Rights evidenced thereby (except as otherwise provided herein including, without limitation, the restrictions on exercisability set forth in Section 9(c), Section 11(a)(iii), Section 23(a) and
Section 24 hereof) in whole or in part at any time after the Distribution Date upon surrender of the Right Certificate, with the form of election to purchase and the certificate on the reverse side thereof duly executed, to the Rights Agent at the principal corporate trust office of the Rights Agent, together with payment of the Purchase Price with respect to each surrendered Right for the total number of shares (or other securities or property, as the case may be) as to which such surrendered Rights are exercisable, at or prior to the earliest of
(i) the close of business on October 31, 1999 (the "Final Expiration Date"),
(ii) the time at which the Rights are redeemed as provided in Section 23 hereof (the "Redemption Date"), (iii) the consummation of a transaction contemplated by
Section 13(d) hereof and (iv) the time at which such Rights are exchanged as provided in Section 24 hereof (such earliest time being herein referred to as the "Expiration Date").

  (b) The Purchase Price for each Common Share pursuant to the exercise of a Right shall initially be $70.00 and shall be subject to adjustment from time to time as provided in Section 11 hereof and shall be payable in lawful money of the United states of America in accordance with paragraph (c) below.

  (c) Upon receipt of a Right Certificate representing exercisable Rights, with the form of election to purchase and the certificate duly executed, accompanied by payment, with respect to each Right (in cash or by certified bank check or bank draft payable to the order of the Company) of the Purchase Price for the shares (or other securities or property, as the case may be) to be purchased and an amount equal to any applicable transfer tax, the Rights Agent shall, subject to Section 20(k) hereof, thereupon promptly: (i) (A) requisition from any transfer agent of the Common Shares (or make available,. if the Rights Agent is the transfer agent for such shares) certificates for the number of Common Shares to be purchased and the Company hereby irrevocable authorizes its transfer agent to comply with all such requests, or (B) if the Company shall have elected to deposit the 60MM Shares issueable upon exercise of the Rights hereunder with a depositary agent, requisition from the depositary agent depositary receipts representing such number of Common Shares as are to be purchased (in which case certificates for the

Common Shares represented by such receipts shall be deposited by the transfer agent with the depositary agent) and the Company will the depositary agent to comply with such request; (ii) direct requisition from the Company the amount of cash, ii any, to be paid in lieu of fractional shares in accordance with Section 14 hereof; (iii) after receipt of such certificates or depositary receipts, cause the same to be delivered to or upon the order of the registered holder of such Right Certificate, registered in such name or names as may be-designated by such holder; and (iv) after receipt thereof, deliver such cash, if any, 1to or upon the order of the registered holder of such Right Certificate. In the event that the Company is obligated to issue other securities of the Company, pay cash and/or distribute other property pursuant to Section 11(a) hereof, the Company will make all arrangements necessary so that such other securities, cash and/or property are available for distribution by the Rights Agent, if and when appropriate.

  (d) In case the registered holder of any Right certificate shall exercise less than all the Rights evidenced thereby, a new Right Certificate evidencing Rights equivalent to the Rights remaining unexercised shall be issued by the Rights Agent and delivered to the registered holder of such Right Certificate or to his duly authorized assigns, subject to the provisions of Section 14 hereof.

  (e) Notwithstanding anything in this Agreement to the contrary, from and after the occurrence of a Triggering Event, any Rights beneficially owned by (a) an Acquiring Person or an Associate or Affiliate of an Acquiring Person, (b) a transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee after the Acquiring Person becomes such (other than a transferee pursuant to the proviso in Section 23(a) hereof), or (c) a transferee of an Acquiring Person (or such Associate or Affiliate) who becomes a transferee prior to or concurrently with the Acquiring Person becoming such and receives such Rights pursuant to either (i) a transfer (whether or not for consideration) from the Acquiring Person to holders of equity interests in such Acquiring Person or to any Person with whom the Acquiring Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or (ii) a transfer which the Board of Directors otherwise concludes in good faith is part of a plan, arrangement or understanding which has as a primary purpose or effect the avoidance of this Section 7(e), shall become null and void without any further action, and any holder of such Rights shall thereupon have no rights whatsoever with respect to such Rights, whether under any provision of this Agreement or otherwise, from and after the occurrence of a Triggering Event. The Company shall use all reasonable efforts to insure that the provisions of this
Section 7(e) hereof are complied with, but shall have no liability to any holder of Rights for the inability to make any determinations with respect to an Acquiring Person or its Affiliates, Associates or transferees hereunder.

  (f) Notwithstanding anything in this Agreement to the contrary, neither the Rights Agent nor the Company shall be obligated to undertake any action with respect to a registered holder upon the occurrence of any purported exercise as set forth in this Section 7 unless the certificate contained in the form oil election to purchase set forth on the reverse side of the Right Certificate surrendered for such exercise shall have been completed and signed by the registered holder thereof and the Company shall have been provided with such additional evidence Of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request.

Section 8  Cancellation and Destruction of Right Certificates    All Right
           --------------------------------------------------
Certificates surrendered for the purpose of exercise, transfer, split up, combination or exchange shall, if surrendered to the Company or any of its agents, be delivered to the Rights Agent for cancellation or in cancelled form, or, if surrendered to the Rights Agent, shall be cancelled by it, and no Right Certificates shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Agreement. The Company shall deliver to the Rights Agent for cancellation and retirement, and the Rights Agent shall so cancel and retire, any other Right Certificate purchased or acquired by the Company otherwise than upon the exercise thereof. The Rights Agent shall deliver all cancelled Right Certificates to the Company, or shall, at the written request of the Company, destroy such cancelled Right Certificates, and in such case shall deliver a certificate of destruction thereof to the Company.

Section 9  Reservation and Availability of Capital Stock
           ---------------------------------------------

  (a) The Company covenants and agrees that it will cause to be reserved and kept available for issuance upon the exercise of outstanding Rights as many as reasonably possible of its authorized and unissued Common Shares (and, following the occurrence of a Triggering Event, other securities) and/or out of any authorized and issued Common Shares (and, following the occurrence of a Triggering Event, other securities) held in its treasury, which together shall at all times after the Distribution Date be sufficient (in accordance with the terms of this Agreement, including Section 11(a)(iii) hereof) to permit the exercise in full of all outstanding Rights.

  (b) So long as the Common Shares (and, following the occurrence of a Triggering Event, other securities) issuable upon the exercise of the Rights may be listed on any national securities exchange, the Company shall use its best efforts to cause, from and after such time as the Rights become exercisable, all shares reserved for such issuance to be listed on su6h exchange upon official notice of issuance upon such exercise.

  (c) The Company shall use its best efforts to (i) file, as soon as practicable following the first occurrence of a Triggering Event, a registration statement under the Securities Act of 1933 (the "Act"), with respect to the securities purchasable upon exercise of the Rights on an appropriate form, (ii) cause such registration statement to become effective as soon as practicable after such filing, and (iii) cause such registration statement to remain effective (with a prospectus at all times meeting the requirements of the Act) until the date of the expiration of the Rights. The Company will also take such action as may be appropriate under the blue-sky laws of the various states. The Company may temporarily suspend, for a period of time not to exceed 90 days, the exercisability of the Rights in order to prepare and file such registration statement or in order to comply with such blue sky laws. Upon any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended.

  (d) The Company covenants and agrees that it will take all such action as may be necessary to ensure that all Common Shares (and, following the occurrence of a Triggering Event, other securities) delivered upon exercise of Rights shall, at the time of delivery of the certificates for such shares or other securities (subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and non-assessable shares.

  (e) The Company further covenants and agrees that it will pay when due and payable any and all federal and state transfer taxes and charges which may be payable in respect of the issuance or delivery of the Right Certificates and of any certificates for Common Shares (or other securities) upon the exercise of Rights. The Company shall not, however, be required to pay any transfer tax which may be payable in respect of any transfer or delivery of Right Certificates to a person other than, or the issuance or delivery of the Common Shares (or other securities) in respect of a name other than that of, the registered holder of the Right Certificates evidencing Rights surrendered for exercise or to issue or deliver any certificates for Common Shares (or other securities) in a name other than that of the registered holder upon the exercise of any Rights until such tax shall have been paid (any such tax being payable by the holder of such Right Certificate at the time of surrender) or until it has been established to the Company's satisfaction that no. such tax is due.
Section 10. Capital Stock Record Date. Each person in whose name any certificate
            ---------------------------
for Common Shares (or other securities) is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of the Common Shares (or other securities) represented thereby on, and such certificate shall be dated, the date upon which the Right Certificate evidencing such Rights was duly surrendered and payment of the Purchase Price (and all applicable transfer taxes) was made; provided, however, that if the date of such surrender
                          ----------
and payment is a date upon which the Common Shares (or other securities) transfer books of the Company are closed, such person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding Business Day on which the (or other securities) transfer books of the Company are open. Prior to the exercise of the Rights evidenced thereby, the holder of a Right Certificate shall not be entitled to any rights of a stockholder of the company with respect to shares for which the Rights shall be exercisable, including, without limitation, the right to vote, to receive dividends or other distributions or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.

Section 11  Adjustment of Purchase Price, Number and Kind of Shares or Number of
            --------------------------------------------------------------------
Rights The Purchase Price, the number and kind of shares covered by each Right
-------
and the number of Rights outstanding are subject to adjustment from time to time as provided in this Section 11.

  (a) (i) In the event the Company shall at any time after the date of this Agreement (A) declare a dividend on the Common Shares payable in Common Shares,
(B) subdivide the outstanding Common Shares, (C) combine the outstanding Common Shares into a smaller number of shares, or (D) issue any shares of its capital stock in a reclassification of the Common Shares (including any such reclassification in connection with a consolidation or merger in which the company is the continuing or surviving corporation), except as otherwise provided in this Section 11(a) and Section 7(e) hereof, the Purchase Price in effect at the time of the record date for such dividend or of the effective date oil such subdivision, combination or reclassification, and the number and kind of Common Shares or capital stock, as the case may be, issuable on such date, shall be proportionately adjusted so that the holder of any Right exercised after such time shall be entitled to receive the aggregate number and kind of Common Shares or capital stock, as the case may be, which, if such Right had been exercised immediately prior to such date and at a time when the Common Shares transfer books of the Company were open, he would have owned upon such exercise and been entitled to receive by virtue of such dividend, subdivision, combination or reclassification. If an event occurs which would require an adjustment under both Section 11 (a) (i) and Section 11 (a) (ii) , the adjustment provided for in this Section 11(a)(i) shall be in addition to, and shall be made prior to any adjustment required pursuant to Section 11(a)(ii).

      (ii) Subject to Section 24 of this Agreement, in the event that any Person (other than the Company, any subsidiary of the Company, any employee benefit plan of the Company or any of its Subsidiaries or any entity holding securities of the Company organized, appointed or established by the Company or any of its Subsidiaries for or pursuant to the terms of any such plan), alone or together with its Affiliates and Associates, shal.1 become an Acquiring Person (except pursuant to a tender or exchange offer for all outstanding Common Shares at a price and on terms determined by at least a majority of the members of the Board of Directors who are not Acquiring Persons or Affiliates or Associates of an Acquiring Person to be at a price that is fair to stockholders (taking into account all factors that the Board of Directors deem relevant) and otherwise in the best interests of the Company and its stockholders (other than the Person or an Affiliate or Associate thereof on whose behalf the offer is being made), including, without limitation, the long term and short term. interests of the Company and its stockholders and the long term and short-term effects on the Company's ability to contribute to the communities in which it does business and to serve the public interest and on the Company's ratepayers,. customers, creditors and current and retired employees and other beneficiaries), then proper provision shall be made so that each holder of a Right (except as provided below and in Section 7(e) hereof) shall have a right to receive, upon exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, such number of Common Shares of the Company as shall equal the result obtained by (x) multiplying the then current Purchase Price by the then number of Common Shares for which a Right was exercisable immediately prior to the first occurrence of the event set forth in this Section 11(a)(ii), and dividing that product by (y) 50% of the current market price (determined pursuant to Section 11(d) hereof) per Common Share on the date of such first occurrence (such number of shares being referred to herein as the "Adjustment Shares").

      (iii) In lieu of issuing Common Shares in accordance with Section 11(a)(ii) hereof, the Company-may, if a majority of the Board of Directors then in office determines that such action is necessary or appropriate and not contrary to the interests of holders of Rights, elect to (and, in the event that the Board of Directors has not exercised the exchange right contained in Section 24 hereof and there are not sufficient issued but not outstanding and authorized but unissued Common Shares to permit the exercise in full of the Rights in accordance with the foregoing subparagraph (ii), the Company shall) take all such action as may be necessary to authorize, issue-or pay, upon the exercise of the Rights, cash (including by way of a reduction of the Purchase Price), property, other securities or any combination thereof having an aggregate value equal to the value of the Common Shares which otherwise would have been issuable pursuant to Section 11(a)(ii), which aggregate value shall be determined by a nationally recognized investment banking firm selected by a majority of the Board of Directors. For purposes of the preceding sentence, the value of the Common Shares shall be determined pursuant to Section 11(d) hereof and the value of any equity securities which a majority of the
---

Board of Directors determines to be a "common stock equivalent" shall be deemed to have the same value as the Common Shares. Any such election by the Board of Directors must be made and publicly announced within 60 days following the date on which the event described in Section 11(a)(ii) shall have occurred. Following the occurrence of the event described in Section 11(a) (ii) hereof, a majority of the Board of Directors then in office may suspend the exercisability of the Rights for a period of up to 60 days following the date on which the event described in Section 11(a)(ii) shall have occurred to the extent that such directors have not determined whether to exercise their rights of election under this Section 11(a)(iii). in the event of any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended.

  (b) In case the Company shall fix a record date for the issuance of rights, options or warrants to all holders of Common Shares entitling them to subscribe for or purchase (for a period expiring within 45 calendar days after such record date) Common Shares (or shares having the same rights, privileges and preferences as the Common Shares ("equivalent common shares")) or securities convertible into Common Shares or equivalent common shares at a price per Share or per share of equivalent Common Shares (or having a conversion price per share, if a security convertible into Common Shares or equivalent common shares) less than the current market price (as determined pursuant to Section 11(d) hereof) per Common Share on such record date, the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the number of Common Shares outstanding on such record date, plus the number of Common Shares which the aggregate offering price of the total number of Common Shares and/or equivalent common shares so to be offered (and/or the aggregate initial conversion price of the convertible securities so to be offered) would purchase at such current market price and the denominator of which shall be the number of Common-Shares outstanding on such record date, plus the number of additional Common Shares and/or equivalent common shares to he offered for subscription or purchase (or into which the convertible securities so to be offered are initially convertible). In case such subscription price may be paid in a consideration part or all of which shall be in a form other than cash, the value of such consideration shall be as determined in good faith by the Board of Directors of the Company, whose. -determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent. Common Shares owned by or held for the account of the Company shall not be deemed outstanding for the purpose of any such computation. Such adjustment shall be made successively whenever such a record date is fixed; and in the event that such rights or warrants are not so issued, the Purchase Price shall be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

  (c) In case the Company shall fix a record date for a distribution to all holders of Common Shares (including any such distribution made in connection with a consolidation or merger in which the company is the continuing corporation) of evidences of indebtedness, cash (other than a regular quarterly cash dividend out of the earnings or retained earnings of the Company), assets (other than a dividend payable in Common Shares, but including any dividend payable in stock other than Common Shares) or subscription rights or warrants (excluding those referred to in Section 11(b)), the Purchase Price to be in effect after such record date shall be deter-mined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the current market price (as determined pursuant to Section 11(d) hereof) per Common Share on such record date, less the fair market value (as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent) of the portion of the cash, assets or evidences of indebtedness so to be distributed or of such subscription rights or warrants applicable to a Common Share and the denominator of which shall be such current market price (as determined pursuant to Section 11(d) hereof) per Common Share. Such adjustments shall be made successively whenever such a record date is fixed; and in the event that such distribution is not so made, the Purchase Price shall be adjusted to be the Purchase Price which would have been in effect if such record date had not been fixed.

  (d) For the purpose of any computation hereunder, other than in Section 11(a)(iii) hereof, the "current market price" per Common Share on any date shall be deemed to be the average of the daily closing prices per Common Share for the 30 consecutive Trading Days (as such term is hereinafter defined) immediately prior to such date, and for the purpose of any computation is Section 11(a)(iii.) hereof, the "current market price" per Common Share on any date shall be deemed to be the average of the daily closing prices per Common Share for ten (10) consecutive Trading Days immediately following such date; provided,
                                                                       ---------
however, that in the event that the current market price per Common Share is determined during a period following the announcement by the issuer of such Common Shares of (A) a dividend or distribution on such Common Shares payable in Common Shares or securities convertible into Common Shares (other than the Rights), or (B) any subdivision, combination or reclassification of such Common Shares, and prior to the expiration of the requisite 30 Trading Day or 10 Trading Day period, as the case may be, after the exdividend date for such dividend or distribution, or the record date for such subdivision, combination or reclassification, then, and in each such case, the "current market price" shall be properly adjusted to take into account ex-dividend trading. The closing price for each day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Common Shares are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Common Shares are listed or admitted to trading or, if the Common Shares are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") or such other system then in use, or, if on any such date the Common Shares are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Common Shares selected by the Board of Directors of the Company. If on any such date no market maker is. making a market in the Common Shares, the fair value of such shares on such date as determined in good faith by the Board of Directors of the Company shall be used. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the Common Shares are listed or admitted to trading is open for the transaction of business or, if the Common Shares are not listed or admitted to trading on any national securities exchange, a Business Day. If the Common Shares are not publicly held or not so listed or traded, "current market price" per share shall mean the fair value per share as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent and shall be conclusive for all purposes.

  (e) Anything herein to the contrary not withstanding, no adjustment in the Purchase Price shall be required unless such adjustment would require an increase or decrease of at least one percent (1%) in the Purchase Price; provided, however ' that any adjustments which by reason of this Section 11(e)
        --
are not required to be made shall be carried for-ward and taken into account in any subsequent adjustment. All calculations under this Section 11 shall be made to the nearest cent or to the nearest ten-thousandth of a Common Share. Notwithstanding the first sentence of this Section 11(e), any adjustment required by this Section 11 shall be made no later than the earlier of (i) three years from the date of the transaction which mandates such adjustment, or (ii) the Expiration Date.

  (f) If as a result of an adjustment made pursuant to Section 11(a) or Section 13(a) hereof, the holder of any Right thereafter exercised shall become entitled to receive any shares of capital stock other than Common Shares thereafter the number of such other shares so receivable upon exercise of any right shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Shares contained in Section 11(a), (b), (c), (e), (g), (h), (i), (j), (k), (1), (m) and
(p), and the provisions of Sections 7, 9, 10, 13 and 14 hereof with respect to the Common Shares shall apply on like terms to any such other shares.

  (g) All Rights originally issued by the Company subsequent to any adjustment made to the Purchase Price hereunder shall evidence the right to purchase, at the adjusted Purchase Price, the number of Common Shares purchasable from time to time hereunder upon exercise of the Rights, all subject to further adjustment as provided herein.

  (h) Unless the Company shall have exercised its election as provided in
Section 11(i), upon each adjustment of the Purchase Price as a result of the calculations made in Sections 11(b) and (c), each Right outstanding immediately prior to the making of such adjustment shall thereafter evidence the right to purchase, at the adjusted Purchase Price, that number of Common Shares
          ---
(calculated to the nearest ten-thousandth) obtained by (i) multiplying (x) the number of shares covered by a Right immediately prior to this adjustment, by (y) the Purchase Price in effect immediately prior to such adjustment of the Purchase Price, and (ii) dividing the product so obtained by the Purchase Price in effect immediately after such adjustment of the Purchase Price.

  (i) The Company may elect on or after the date of any adjustment of the Purchase Price to adjust the number of Rights, in substitution for any adjustment in the number of Common Shares purchasable upon the exercise of a Right. Each of the Rights outstanding after the adjustment in the number of Rights shall be exercisable for the number of Common Shares for which a Right was exercisable immediately prior to such adjustment. Each Right held of record prior to such adjustment of the number of Rights shall become that number of Rights (calculated to the nearest one ten-thousandth) obtained by dividing the Purchase Price in effect immediately prior to adjustment of the Purchase Price by the Purchase Price in effect immediately after adjustment of the Purchase Price. The Company shall make a public announcement of its election to adjust the number of Rights, indicating the record date for the adjustment, and, if known at the time, the amount of the adjustment to be made. This record date may be the date on which the Purchase Price is adjusted or any day thereafter, but, if the Right Certificates have been issued, shall be at least 10 days later than the date of the public announcement. If Right Certificates have been issued, upon each adjustment of the number of Rights pursuant to this Section 11(i), the Company shall, as promptly as practicable, cause to be distributed to holders of record of Right Certificates on such record date Right Certificates evidencing, subject to Section 14 hereof, the additional Rights to which such holders shall be entitled as a result of such adjustment, or, at the option of the Company, shall cause to be distributed to such holders of record in substitution and replacement for the Right Certificates held by such holders prior to the date of adjustment, and upon surrender thereof, if required by the Company, new Right Certificates evidencing all the Rights to which such holders shall be entitled after such adjustment. Right Certificates so to be distributed shall be issued, executed and countersigned in the manner provided for herein (and may bear, at the option of the Company, the adjusted Purchase Price) and shall be registered in the names of the holders of record of Right Certificates on the record date specified in the public announcement.

  (j) Irrespective of any adjustment or change in the Purchase Price or the number of Common Shares issuable upon the exercise of the Rights, the Right Certificates theretofore and thereafter issued may continue to express the Purchase Price per share and the number of shares which were expressed in the initial Right Certificates issued hereunder.

  (k) Before taking any action that would cause an adjustment reducing the Purchase Price below the then stated value, if any, of the Common Shares issuable upon exercise of the Rights, the Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable shares at such adjusted Purchase Price.

  (1) In any case in which this Section 11 shall require that an adjustment in the Purchase Price be made effective as of a record date for a specified event, the Company may elect to defer until the occurrence of such event the issuance to the holder of any Right exercised after such record date the Common Shares and other capital stock or securities of the Company, if any, issuable upon such exercise over and above the Common Shares and other capital stock or securities of the Company, if any, issuable upon such exercise on the basis of the Purchase Price in effect prior to such adjustment; provided, however, that the Company
                                          ----------
shall deliver to such holder a due bill or other appropriate instrument evidencing such holder's right to receive such additional shares upon the occurrence of the event requiring such adjustment.

  (m) Anything in this Section 11 to the contrary notwithstanding, the Company shall be entitled to make such reductions in the Purchase Price, in addition to those adjustments expressly required by this Section 11, as and to the extent that in their good faith judgment a majority of the Board of Directors then in office shall determine to be advisable in order that any (i) consolidation or subdivision of the Common Shares, (ii) issuance wholly for cash of any Common Shares at less than the current market price, (iii) issuance wholly for cash of Common Shares or securities which by their terms are convertible into or exchangeable for Common Shares, (iv) stock dividends or (v) issuance rights, options or warrants referred to in this Section 11, hereafter made by the Company to holders of its Common Shares shall not be taxable to such stockholders.

  (n) The Company covenants and agrees that it shall not, at any time after the Distribution Date, (i) consolidate with, (ii) merge with or into, or (iii) sell or transfer (or permit any Subsidiary to sell or transfer), in one or more transactions, assets or earning power aggregating more than 50% of the assets power of the Company and its Subsidiaries (taken as a any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof) if at the time of or immediately after such consolidation, merger or sale there are any rights, warrants or other instruments or securities outstanding or agreements in effect which would substantially diminish or otherwise eliminate the benefits intended to be afforded by the Rights.

  (o) The-Company covenants and agrees that, after the Distribution Date, it will not, except as permitted by Section 23 or Section 27 here of, take (or permit any subsidiary to take) any action the primary purpose or effect of which is to diminish substantially or otherwise eliminate the benefits intended to be afforded by the Rights.

  (p) Anything in this Agreement to the contrary notwithstanding, in the event that the Company shall at any time after the date of this Agreement and prior to the Distribution Date (i) declare a dividend on the outstanding Common Shares payable in Common Shares, (ii) subdivide the outstanding Common Shares, (iii) combine the outstanding Common Shares into a smaller number of shares, or (iv) issue any shares of its capital stock in a reclassification of the outstanding Common Shares, the number of Rights associated with each Common Share then outstanding, or issued or delivered thereafter but prior to the Distribution Date, shall be proportionately adjusted so that the number of Rights thereafter associated with each Common Share following any such event (including other Common Shares issued after the date of such event, but prior to the Distribution
Date) shall equal the result obtained by multiplying the number of Rights associated with each Common Share immediately prior to such event by a fraction the numerator of which shall be the total number of Common Shares outstanding immediately prior to the occurrence of the event and the denominator of which shall be the total number of Common Shares outstanding immediately following the occurrence of such event.

Section 12  Certificate of Adjusted Purchase Price or Number of Shares.
            -----------------------------------------------------------
Whenever an adjustment is made as provided in Sections 11 and 13 hereof, the Company shall (a) promptly prepare a certificate setting forth such adjustment and a brief statement of the facts accounting for such adjustment, (b) promptly file with the Rights Agent, and with the transfer agent for the

Common Shares, a copy of such certificate, and (c) mail a brief summary thereof to each holder of a Right Certificate in accordance with Section 25 hereof. The Rights Agent shall be fully protected in. relying on any such certificate and on any adjustment therein contained.

Section 13  Consolidation, Merger or Sale or Transfer of Assets or Earning
            --------------------------------------------------------------
Power.
------

  (a) In the event that, following the Distribution Date, directly or indirectly, (x) the Company shall consolidate with, or merge with and into, any other Person (other than in a transaction following a tender or exchange offer which satisfied the requirements set forth in the exception contained in Section 11(a)(ii) and other than with a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof), (y) any Person shall consolidate with, or merge with or into, the Company, and the Company shall be the continuing or surviving corporation of such consolidation or merger and, in connection with such consolidation or merger, all or part of the outstanding Common Shares shall be changed into or exchanged for stock or other securities of any other Person (or the Company) or cash or any other property (other than in a transaction following a tender or exchange offer which satisfied the requirements set forth in the exception contained in Section 11(a)(ii) and other than with a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof), or
(z) the Company shall sell or otherwise transfer (or one or more of its Subsidiaries shall sell or otherwise transfer), in one transaction or in a series of related transactions, assets or earning power aggregating more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any Person or Persons (other than the Company or any Subsidiary of the Company in one or more transactions each of which complies with Section 11(o) hereof), then and in each such case, proper provision shall be made so that: (i) each holder of a Right, except as provided in Section 7(e) hereof, shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, such number of validly authorized and issued, fully paid, non-assessable and freely tradable Common Shares of the Principal Party (as defined in Section 13(b)), free and clear of liens, rights of call or first refusal, encumbrances or other adverse claims, as shall be equal to the result obtained by (1) multiplying the then current Purchase Price by the number of Common Shares for which a Right is then exercisable (or, if such Right is not currently exercisable for a number of shares, the number of such shares for which it was exercisable immediately prior to the first occurrence of the event described under Section 11(a)(ii) hereof), and dividing that product by (2) 50% of the current market price (determined pursuant to Section 11(d) hereof) per Common Share of such Principal Party on the date of consummation of such consolidation, merger, sale or transfer; (ii) such Principal Party shall thereafter be liable for, and shall assume, by virtue of such consolidation, merger, sale or transfer, all the obligations and duties of the Company pursuant to this Agreement; (iii) the term "Company" shall thereafter be deemed to refer to such Principal Party, it being specifically intended that the provisions of Section 11 hereof shall apply only to such Principal Party following the first occurrence of an event set forth in this
Section 13(a); and (iv) such Principal Party shall take such steps (including, but not limited to, the reservation of a sufficient number of its Common Shares) in connection with the consummation of any such transaction as may be necessary to assure that the provisions hereof shall thereafter be applicable, as nearly as reasonably may be, in relation to its Common Shares thereafter deliverable upon the exercise of the Rights.

  (b) "Principal Party" shall mean:

     (i) in the case of any transaction described in (x) or (y) of the first sentence of Section 13(a), the Person that is the issuer of any securities into which common Shares of the Company are converted in such merger or consolidation, and if no securities are so issued, the Person that is the other party to such merger or consolidation (including the Company if applicable); and

     (ii) in the case of any transaction described in (z) of the first sentence in Section 13(a), the Person that is the party receiving the greatest portion of the assets or earning power transferred pursuant to such transaction or transactions; provided, however, that in any such case in subparagraphs (b)(i) or (b) (ii) above: (1) if the Common Shares of such Person are not at such time and have not been continuously over the preceding 12-month period registered under Section 12 of the Exchange Act, and such Person is a direct or indirect Subsidiary of another Person the Common Shares of which are and have been so registered, "Principal Party" shall refer to such other Person; (2) in case such Person is a subsidiary, directly or indirectly, of more than one Person, the Common Shares of two or more of which are and have been so registered, "Principal Party" shall refer to whichever of such Persons is the issuer of the Common Shares having the greatest aggregate market value; and (3) in case such Person is owned, directly or indirectly, by a joint venture formed by two or more Persons that are not owned, directly or indirectly, by the same Person, the rules set forth in (1) and (2) above shall apply to each of the chains of ownership having an interest in such joint venture as if such party were a "Subsidiary" of both or all of such joint ventures and the Principal Parties in each such chain shall bear the obligations set forth in this Section 13 in the same ratio as their direct or indirect interests in such Person bear to the total of such interests.

  (c) The Company shall not consummate any such consolidation, merger, sale or transfer unless the Principal Party shall have sufficient Common Shares authorized to permit the full exercise of the Rights and prior thereto the Company and such Principal Party shall have executed and delivered to the Rights Agent a supplemental agreement providing for the terms set forth in paragraphs
(a) and (b) of this Section 13 and further providing that, as soon as practicable after the date of any consolidation, merger or sale of assets mentioned in paragraph (a) of this Section 13, the Principal Party will:

     (i) prepare and file a registration statement under the Act, with respect to the Rights and the securities purchasable upon exercise of the Rights on an appropriate form, and will use its best efforts to cause such registration statement to (A) become effective as soon as practicable after such filing and
(B) remain effective (with a prospectus at all times meeting the requirements of the Act) until the Expiration Date; and

     (ii) deliver to holders of the Rights historical financial statements for the Principal Party and each of its Affiliates, which comply in all respects with the requirements, registration on Form 10 under the Exchange Act.

     The provisions of this Section 13 shall similarly apply to successive mergers or consolidations or sales or other transfers. In the event that one of the transactions described in

Section 13(a) hereof shall occur at any time after the occurrence of a transaction described in Section 11(a)(ii) hereof, the Rights which have not theretofore been exercised shall thereafter become exercisable in the manner described in Section 13 (a.

  (d) Notwithstanding anything in this Agreement to the contrary, Section 13 shall not be applicable to a transaction described in subparagraphs (x) and (y)- of Section 13(a) if: (i) such transaction is consummated with a Person or Persons who acquired Common Shares pursuant to a tender or exchange offer for all outstanding Common Shares which complies with the exception contained in
Section 11(a)(ii) hereof (or a wholly owned Subsidiary of any such Person or Persons); (ii) the price per Common Share offered in such transaction is not less than the price per Common Share paid to all holders of Common Shares whose shares were purchased pursuant to such tender or exchange offer; and (iii) the form of consideration being offered to the remaining holders of Common Shares pursuant to such transaction is the same as the form of consideration paid pursuant to such tender or exchange offer. Upon consummation of any such transaction contemplated by this Section 13(d), all Rights hereunder shall expire.

Section 14  Fractional Rights and Fractional Shares.
            ----------------------------------------

  (a) The Company shall not be required to issue fractions of Rights, except prior to the Distribution Date as provided in Section 11(p) hereof, or to distribute Right Certificates which evidence fractional Rights. In lieu of such fractional Rights, there shall be paid to the registered holders of the Right Certificates with regard to which such fractional Rights would otherwise issuable, an amount in cash equal to the same the current market value of a whole Right. For this Section 14(a), the current market value of a shall be the closing price of the Rights for the immediately prior to the date on which such fractional Rights would have been otherwise issuable. The closing price of the Rights for any day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Rights are not listed or admitted to trading on the New York stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Rights are listed or admitted to trading, or if the Rights are not listed or admitted to trading or any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by NASDAQ or such other system then in use or, if on any such date the Rights are not quoted by any such' organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Rights selected by the Board of Directors of the Company. If on any such date no such market maker is making a market in the Rights the fair value of the Rights on such date as determined in good faith by the Board of Directors of the Company shall be used.

  (b) The Company shall not be required to issue fractions of Common Shares upon exercise of the Rights or to distribute certificates which evidence fractional Common Shares. In lieu of fractional Common Shares, the Company may pay to the registered holders of Right Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the sane fraction of the current market value of a Common Share. For purposes of this Section

14(b), the current market value of one Common Share shall be the closing price of a Common Share (as determined pursuant to of Section 11(d) hereof) for the Trading Day immediately prior to the date of such exercise.

  (c) Following the occurrence of a Triggering Event, the Company shall not be required to issue fractions of Common Shares upon exercise of the Rights or to distribute certificates which evidence fractional Common Shares. In lieu of fractional Common Shares, the Company may pay to the registered holders of Right Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one share of Common Shares. For purposes of this Section 14(c), the current market value of one Common Share shall be the closing price of one share of Common Share (as deter-mined pursuant to Section 11(d)(i) hereof) for the Trading Day immediately prior to the date of such exercise.

  (d) The holder of a Right by the acceptance of the Rights expressly waives his right to receive any fractional Rights or any fractional shares upon exercise of a Right, except as permitted by this Section 14.

Section 15  Rights of Action  All rights of action in respect of this Agreement
            ----------------
are vested in the respective registered holders of the Right Certificates (and, prior to the Distribution Date, the registered holders of the Common Shares); and any registered holder of any Right Certificate (or, prior to the Distribution Date, of the Common Shares), without the consent of the Rights Agent or of the holder of any other Right Certificate (or, prior to the Distribution Date, of the Common Shares), may, in his own behalf and for his own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Company to enforce, or otherwise act in respect of, his right to exercise the Rights evidenced by such Right Certificate in the manner provided in such Right Certificate and in this Agreement. Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of Rights would not have an adequate remedy at law for any breach of this Agreement and shall be entitled to specific performance of the obligations hereunder and injunctive relief against actual or threatened violations of the obligations hereunder of any Person subject to this Agreement.

Section 16  Agreement of Rights Holders    Every holder of a Right by accepting
            ---------------------------
the same consents and agrees with the Company and the Rights Agent and with every other holder of a Right that:

  (a) prior to the Distribution Date, the Rights will be transferable only in connection with the transfer of Common Shares;

  (b) after the Distribution Date, the Right Certificates are transferable only on the registry books of the Rights Agent if surrendered at the principal corporate trust office of the Rights Agent, duly endorsed or accompanied by a proper instrument of transfer; and

  (c) the Company and the Rights Agent may deem and treat the person in whose name a Right Certificate (or, prior to the Distribution Date, the associated Common Share certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby (notwithstanding any notations of ownership c-r writing on the Right Certificates or the associated Common Share certificate made by anyone other than the Company or the Rights Agent) for all purposes whatsoever, and neither the Company nor the Rights Agent shall be required to be affected by any notice to the contrary.

Section 17  Right Certificate Holder Not Deemed a Stockholder    No holder, as
            -------------------------------------------------
such, of any Right Certificate shall be entitled to vote, receive dividends or be deemed for any purpose the holder of the Common Shares or any other securities of the Company which may at any time be issuable on the exercise of the Rights represented thereby, nor shall anything contained herein or in any Right Certificate be construed to confer upon the holder of any Right Certificate, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting stockholders (except as provided in Section 25 hereof), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by such Right Certificate shall have been exercised in accordance with the provisions hereof.

Section 18  Concerning the Rights Agent.
            ----------------------------

  (a) The Company agrees to pay to the Rights Agent reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, its reasonable expenses and counsel fees and disbursements and other disbursements incurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder. The Company also agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability, or expense, incurred without negligence, bad faith or willful misconduct on the part of the Rights Agent, for anything done or omitted by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against any claim of liability in the premises.

  (b) The Rights Agent shall be protected and shall incur no liability for or in respect of any action taken, suffered or omitted by it in connection with its administration of this Agreement in reliance upon any Right Certificate or certificate for Common Shares or for other securities of the Company, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement, *or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged, by the proper Person or Persons.

Section 19  Merger or Consolidation or Change of Name of Rights Agent.
            ----------------------------------------------------------

  (a) Any corporation into which the Rights Agent or any successor Rights Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent shall be a party, or any corporation succeeding to the corporate trust business of the Rights Agent or any successor Rights Agent, shall be the successor to the Rights Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided, however, that such corporation would be eligible for appointment as a
--------
successor

Rights Agent under the provisions of Section 21 hereof. In case at the time such successor Rights Agent shall succeed to the agency created by this Agreement, any of the Right Certificates shall have been countersigned but not delivered, any such successor Rights Agent may adopt the countersignature of a predecessor Rights Agent and deliver such Right Certificates so countersigned; and in case at that time any of the Right Certificates shall not have been countersigned,
             ---
any successor Rights Agent may countersign such Right Certificates either in the
---
name of the predecessor or in the name of the successor Rights Agent; and in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.

  (b) In case at any time the name of the Rights Agent shall be changed and at such time any of the Right Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Right Certificates so countersigned; and in case at that time any of the Right Certificates shall not have been countersigned, the Rights Agent may countersign such Right Certificates either in its prior name or in its changed name; and in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.

Section 20  Duties of Rights Agent  The Rights Agent undertakes the duties and
            ----------------------
obligations expressly set forth by this Agreement, and no implied duties or obligations shall be read into this Agreement against the Rights Agent. The Rights Agent undertakes its duties and obligations hereunder upon the following terms and conditions, by all of which the Company and the holders of Right Certificates, by their acceptance thereof, shall be bound:

  (a) The Rights Agent may consult with legal counsel (who may be legal counsel for the Company), and the opinion of such counsel shall be full and complete authorization and protection to the Rights Agent as to any action taken or omitted by it in good faith and in accordance with such opinion.

  (b) Whenever in the performance of its duties under this Agreement the Rights Agent shall deem it necessary or desirable that any fact or matter (including', without limitation, the identity of any Acquiring Person and the determination of "current market price") be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by the Chairman of the Board, any Vice-Chairman, any President, any Vice President, the Treasurer, any Assistant Treasurer, the Secretary or any Assistant Secretary of the Company and delivered to the Rights Agent; and such certificate shall be full authorization to the Rights Agent for any action taken or suffered in good faith by under the provisions of this Agreement in reliance upon such certificate.

  (c) The Rights Agent shall be liable hereunder only for its own negligence, bad faith or willful misconduct.

  (d) The Rights Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Right Certificates or be required to verify the same (except as to its countersignature on such Right Certificates), but all such statements and recitals are and shall be deemed to have been made by the Company only.

  (e) The Rights Agent shall not be under any responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the Rights Agent) or in respect of the validity or execution of any Right Certificate (except its countersignature thereof); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Right Certificate; nor shall it be responsible for any adjustment required under the provisions of Sections 11 or 13 hereof or responsible for the manner, method or amount of such adjustment or the ascertaining of the existence of facts that would require any such adjustment (except with respect to the exercise of Rights evidenced by Right Certificates after actual notice of any such adjustment); nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any Common Shares to be issued pursuant to this Agreement or any Right Certificate or as to whether any Common Shares will, when so issued, be validly authorized and issued, fully paid and nonassessable.

  (f) The Company agrees that it will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.

  (g) The Rights Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from the Chairman of the Board, the Vice-Chairman, any President, any Vice President, the Secretary, any Assistant Secretary, the Treasurer or any Assistant Treasurer of the Company, and to apply to such officers for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered to be taken by it in good faith in accordance with instructions of any such officer.

  (h) The Rights Agent and any stockholder, director, officer or employee of the Rights Agent may buy, sell or deal in any of the Rights or other securities of the Company or become pecuniary interested in any transaction in which the Company may be interested, or contract with or lend money to the Company or otherwise act as fully and freely as though it were not Rights Agent under this Agreement. Nothing herein shall preclude the Rights Agent from acting in any other capacity for the Company or for any other legal entity.

  (i) The Rights Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents, and the Rights Agent shall not be answerable or accountable for any act, default, neglect or misconduct of any such attorneys or agents or for any loss to the Company resulting from any such act, default, neglect or misconduct; provided, however, reasonable care was exercised in the selection and continued employment thereof.

  (j) No provision of this Agreement shall require the Rights Agent to expend or risk its own funds or otherwise- incur any financial liability in the performance of any of its duties hereunder or in the exercise of its rights if there shall be reasonable grounds for believing that repayment of such funds or adequate indemnification against such risk or liability is not reasonably assured to it.

  (k) If, with respect to any Rights Certificate surrendered to the Rights Agent for exercise or transfer, the certificate attached to the form of assignment or form of election to purchase, as the case may be, has either not been completed or indicates an affirmative response to clause I and/or 2 thereof, the Rights Agent shall not take any further action with respect to such requested exercise of transfer without first consulting with the Company.

Section 21  Change of Rights Agent  The Rights Agent or any successor Rights
            ----------------------
Agent may resign and be discharged from its duties under this Agreement upon 30 days' notice in writing mailed to the Company, and to the transfer agent of the Common Shares, by registered or certified mail, and to the holders of the Right Certificates by first-class mail. The Company may remove the Rights Agent or any successor Rights Agent upon 30 days' notice in writing, mailed to the Rights Agent or successor Rights Agent, as the case may be, and to the transfer agent of the Common Shares, by registered or certified mail, and to the holders of the Right Certificates by first-class mail. If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent. If the company shall fail to make such appointment within a period of 30 days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of a Right Certificate (who shall, with such notice, submit his Right Certificate for inspection by the Company), then the registered holder of any Right Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Company or by such a court, shall be a corporation or bank organized and doing business under the laws of the United States (or of any state of the United States), which is authorized under such laws to exercise corporate trust powers and is subject to supervision or examination by federal or state authority and which has at the time of its appointment as Rights Agent a combined capital and surplus of at least $100,000,000. After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment, the Company shall file notice thereof in writing with the predecessor Rights Agent and the transfer agent of the Common Shares, and mail a notice thereof in writing to the registered holders of the Rights Certificates. Failure to give any notice provided for in this Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

Section 22  Issuance of New Right Certificates  Notwithstanding any of the
            ----------------------------------
provisions of this Agreement or of the Rights to the contrary, the Company may, at it option, issue new Right Certificates evidencing Rights in such form as may be approved by its Board of Directors to reflect any adjustment or change in the Purchase Price per share and the number or kind or class of shares or other securities or property purchasable under the Right Certificates made in accordance with the provisions of this Agreement. In addition, in connection with the issuance or sale of Common Shares following the Distribution Date and prior to the redemption or expiration of the Rights, the Company (a) shall, with respect to Common Shares so issued or sold pursuant to the exercise of stock options or under any employee plan or arrangement outstanding, granted or awarded as of the Distribution Date, or upon the exercise, conversion or exchange of securities hereinafter issued by the Company, and (b) may, in any other case, if deemed necessary or appropriate by the Board of Directors of the Company, issue Right Certificates representing the appropriate number of Rights in connection with such issuance or sale; provided, however, that (i) no such Rights Certificate
                       -----------------
shall be issued if, and to the extent that, the Company shall be advised by counsel that such issuance would create a significant risk of material adverse tax consequences to the company or the Person to whom such Rights Certificate would be issued, and (ii) no such Rights Certificate shall be issued if, and to the extent that-appropriate adjustment shall otherwise have been made in lieu of the issuance thereof.

Section 23  Redemption and Termination
            --------------------------

  (a) The Board of Directors of the Company may, at its option, at any time prior to 5:00 P.M., New York City time, on the earlier of (i) the close of business on the tenth day following the Stock Acquisition Date or (ii) the Final Expiration Date, redeem all but not less than all of the then outstanding
Rights at a redemption price of $.01 per Right, as such amount may be appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such redemption price being hereinafter referred to as the "Redemption Price"); provided, however, that if, following the occurrence of a Stock Acquisition Date but prior to the expiration of the right of redemption hereunder, each of the following shall have occurred and remain in effect: (i) a Person who is an Acquiring Person shall have transferred or otherwise disposed of a number of Common Shares in a transaction, or series of transactions, which did not result in the occurrence oil a Triggering Event such that such Person is thereafter a Beneficial Owner of 10% or less of the outstanding shares of Common Stock, (ii) there are no other Persons, immediately following the occurrence of the event described in clause
(i), who are Acquiring Persons, and (iii) the transfer or other disposition described in clause (i) above was other than pursuant to a transaction, or series of transactions, which directly or indirectly involved the Company or any of its Subsidiaries; then the right of redemption shall be reinstated and thereafter be subject to the provisions of this Section 23. Notwithstanding anything contained in this Agreement to the contrary, the Rights shall not be exercisable pursuant to Section 11(a)(ii) prior to the expiration of the Company's right of redemption hereunder.

  (b) Immediately upon the action of the Board of Directors of the Company ordering the redemption of the Rights, evidence of which shall have been filed
                                                --
with the Rights Agent and without any further action and without any notice, the right to exercise the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the Redemption Price for each Right so held. Promptly after the action of the Board of Directors ordering the redemption of the Rights, the Company shall give notice of such redemption to the Rights Agent and the holders of the then outstanding Rights by mailing such notice to all such holders at their last addresses as they appear upon the registry books of the Rights Agent or, prior to the Distribution Date, on the registry books of the Transfer Agent for the Common Stock. Any notice, which is mailed in the manner herein provided, shall be deemed given, whether or not the holder receives the notice. Each such notice of redemption will state the method by which the payment of the Redemption Price will be made. The Company may, at its option, discharge all of its obligations with respect to the Rights by (i) issuing a press release announcing the manner of redemption of the Rights, (ii) depositing with a bank or trust company having a capital and surplus of at least $100,000,000, funds necessary for such redemption, in trust, to be applied to the redemption of the Rights so called for redemption and (iii) arranging for the mailing of the Redemption Price to the registered holders of the Rights; then, and upon such action, all outstanding Rights certificates shall be null and void without further action by the Company.

Section 24  Exchange
            --------
  (a) the Board of Directors of the Company may, at its option, at any time after any Person becomes an Acquiring Person, exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become void pursuant to the provisions of Section 7(e) hereof) for Common Shares at an exchange ratio of one Common Share per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such exchange ratio being hereinafter referred to as the "Exchange Ratio"). Notwithstanding the foregoing, the Board of Directors shall not be empowered to effect such exchange at any time after any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any such Subsidiary or any entity holding Common Shares for or pursuant to the terms of any such plan), together with all Affiliates and Associates of such Person, becomes the Beneficial Owner of 50% or more of the Common Shares then outstanding.

  (b) Immediately upon the action of the Board of Directors of the Company ordering the exchange of any Rights pursuant to subparagraph (a) of this Section 24 and without any further action and without any notice, the right to exercise such Rights shall terminate and the only right thereafter of a holder of such Rights shall be to receive that number of Common Shares equal to the number of such Rights held by such holder multiplied by the Exchange Ratio. The Company shall promptly give public notice of any such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. The Company promptly shall mail a notice of any such exchange to all of the holders of such Rights at their last addresses as they appear upon the registry books of the Rights Agent. Any notice, which is mailed in the manner herein provided, shall be deemed given, whether or not the holder receives the notice. Each such notice of exchange will state the method by which the exchange of the Common Shares for Rights will be effected and, in the event of any partial exchange, the number of Rights which will be exchanged. Any partial exchange shall be effected pro rata based on the number of Rights (other than Rights which have become void pursuant to the provisions of Section 7(e) hereof) held by each holder of Rights.

  (c) In the event that there shall not be sufficient Common Shares issued but not outstanding or authorized but unissued to permit any exchange of Rights as contemplated in accordance with this Section 24, the Company shall take all such action as may be necessary to authorize additional Common Shares for issuance upon exchange of the Rights.

  (d) The Company shall not be required to issue fractions of Common Shares or to distribute certificates which evidence fractional Common Shares. In lieu of such fractional

Common Shares, the Company shall pay to the registered holders of the Right Certificates with regard to which such fractional Common Shares would otherwise be issuable an amount in cash equal to the, same fraction of the current market value of a whole Common Share. For the purposes of this paragraph (d), the current market value of a whole Common Share shall be the closing price of the Common Shares (as determined pursuant to the second sentence of Section 11(d) hereof) for the Trading Day immediately prior to the date of exchange pursuant to this Section 24.

Section 25  Notice of Certain Events
            ------------------------

  (a) In case the Company shall propose (i) to pay any dividend payable in stock of any class to the holders of Common Shares or to make any other distribution to the holders of Common Shares (other than a regular quarterly cash dividend out of earnings or retained earnings of the Company), or (ii) to offer the holders of Common Shares rights or warrants to subscribe for or to purchase any additional Common Shares or shares of stock off any class or any other securities, rights or options, or (iii) to effect any reclassification of its Common Shares (other than a reclassification involving only the subdivision of outstanding Common Shares), or (iv) to effect any consolidation or merger into or with, or to effect any sale or other transfer (or to permit one or more of its Subsidiaries to effect any sale or other transfer), in one or more transactions, of more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to, any other Person, or (v) to effect the liquidation, dissolution or winding up of the Company, then, in each such case, the Company shall give to each holder of a Right Certificate, to the extent feasible and in accordance with Section 26 hereof, a notice of such proposed action, which shall specify the record date for the purposes of such stock dividend, distribution of rights or warrants, or the date on which such reclassification, consolidation, merger, sale, transfer, liquidation, dissolution, or winding up is to take place and the date of participation therein by the holders of the Common Shares, if any such date is to be fixed, and such notice shall be so given in the case of any action covered by clause
(i) or (ii) above at least 20 days prior to the record date for determining holders of the Common Shares for purposes of such action, and in the case of any such other action, at least 20 days prior to the date of the taking of such proposed action or the date of participation therein by the holders of the Common Shares whichever shall be earlier.

  (b) In case the event set forth in Section 11(a)(ii) of this Agreement shall occur, then, in any such case, (i) the Company shall as soon as practicable thereafter give to each holder of a Right Certificate, to the extent feasible and in accordance with Section 26 hereof, a notice of the occurrence of such event, which shall specify the event and the consequences of the event to holders of Rights under Section 11(a)(ii) hereof, and (ii) all references in the preceding paragraph to Common Shares shall be deemed thereafter to refer to Common Shares and/or, if appropriate, other securities.

Section 26  Notices  Notices or demands authorized by the Agreement to be given
            -------
or made by the Rights Agent or by the holder of any Right Certificate to or on the Company shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Rights Agent) as follows:

      Sierra Pacific Resources
      6100 Neil Road
      Reno, Nevada 89511
      Attention: Secretary

Subject to the provisions of Section 21, any notice or demand authorized by this Agreement to be given or made by the Company or by the holder of any Right Certificate to or on the Rights Agent shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company) as follows:

      Bank of America National Trust and Savings Association
      55 Hawthorne Street
      San Francisco, California 94105
      Attention: Equity Administration
      Department 9527

Notices or demands authorized by this Agreement to be given or made by the Company or the Rights Agent to the holder of any Right Certificate shall-be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such holder at the address of such holder as shown on the registry books of the Company.

Section 27  Supplements and Amendments  Prior to the Distribution Date, the
            --------------------------
Company and the Rights Agent shall, if the Company shall so direct, supplement or amend any provisions of this Agreement which the Company may deem necessary or desirable without the approval of the holders of any Rights. The Company and the Rights Agent shall at any time and from time to time, if the Company shall so direct, supplement or amend this Agreement without the approval of any holders of Right Certificates in order (i) to cure any ambiguity, (ii) to correct or supplement any provision contained herein which may be defective or inconsistent with any other provisions herein, or (iii) to change or supplement the provisions hereunder in any manner which the Company may deem necessary or desirable and which shall not adversely affect the interests of the holders of Right Certificates (other than an Acquiring Person or an Affiliate or Associate of an Acquiring Person). Upon the delivery of a certificate from an appropriate officer of the Company which states that the proposed supplement or amendment is in compliance with the terms of this Section 27, the Rights Agent shall execute such supplement or amendment, provided that the Rights Agent may, but shall not
                                                             ---
be obligated to, enter into any such supplement or amendment which affects its own rights, duties or immunities under this Agreement. Prior to the Distribution Date, the interests of the holders of Rights shall be deemed coincident with the interests of the holders of Common Shares.

Section 28  Successors  All the covenants and provisions of this Agreement by or
            ----------
for the benefit of the Company or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

Section 29  Determinations and Actions by the Board of Directors, etc.  For all
            ---------------------------------------------------------
purposes of this Agreement, any calculation of the number of Common Shares outstanding at any particular time, including for purposes of determining the particular percentage of such outstanding

Common Shares of which any Person is the Beneficial owner, shall be made in accordance with the provisions of Rule 13d-3(d)(l)(i) of the General Rules and Regulations under the Exchange Act. The Board of Directors of the Company shall have the exclusive power and authority to administer this Agreement and to exercise all rights and powers specifically granted to the Board or the Company or as may be necessary or advisable in the administration of this Agreement, including, without limitation, the right and power to (i) interpret the provisions of this Agreement, and (ii) make all determinations deemed necessary or advisable for the administration of this Agreement (including a determination to redeem or not redeem the Rights or to amend the Agreement). All such actions, calculations, interpretations and determinations (including, for purpose of clause (ii) below, all omissions with respect to the foregoing) which are done or made by the Board in good faith, shall (i) be final, conclusive and binding on the Company, the Rights Agent, the holders of the Right Certificates and all other parties, and (ii) not subject the Board of Directors to any liability to the holders of the Right Certificates.

Section 30  Benefits of this Agreement  Nothing in this Agreement shall be
            --------------------------
construed to give to any Person other than the Company, the Rights Agent and the registered holders of the Right Certificates (and, prior to the Distribution Date, registered holders of the Common Shares) any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the Rights Agent and the registered holders of the Right Certificates (and, prior to the Distribution Date, registered holders of the Common Shares).

Section 31  Severability  If any term, provision, covenant or restriction of
            ------------
this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

Section 32  Governing Law  This Agreement, each Right and each Right Certificate
            -------------
issued hereunder shall be deemed to be a contract made under the laws of the State of Nevada and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts made and to be performed entirely within such State.

Section 33  Counterparts  This Agreement may be executed in any number of
            ------------
counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

Section 34  Descriptive Headings    Descriptive headings of the several Sections
            --------------------
of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


                                    SIERRA PACIFIC RESOURCES
                                    By:  /s/ Joe L. Gremban
                                         ------------------
                                    Joe L. Gremban
                                    President and Chief Executive Officer


                                    BANK OF AMERICA NATIONAL TRUST
                                    AND SAVINGS ASSOCIATION

                                    By:  /s/ Darlene Mariani
                                         -------------------
                                    Darlene Mariani
                                    Assistant Vice President

                                                                       Exhibit A
                                                                       ---------


                          {Form of Right Certificate}



Certificate No. R-                                                        Rights
                                                               ----------

NOT EXERCISABLE AFTER OCTOBER 31, 1999 OR EARLIER IF THE RIGHTS EXPIRE UNDER CERTAIN CIRCUMSTANCES OR ARE REDEEMED BY THE COMPANY. THE RIGHTS ARE SUBJECT TO REDEMPTION, AT THE OPTION OF THE COMPANY, AT $0.01 PER RIGHT ON THE TERMS SET FORTH IN THE RIGHTS AGREEMENT. UNDER CERTAIN CIRCUMSTANCES, RIGHTS BENEFICIALLY OWNED BY AN ACQUIRING PERSON (AS SUCH TERM IS DEFINED IN THE RIGHTS AGREEMENT) AND ANY SUBSEQUENT HOLDER OF SUCH RIGHTS MAY BECOME NULL AND VOID. [THE RIGHTS REPRESENTED BY THIS CERTIFICATE ARE OR WERE BENEFICIALLY OWNED BY A PERSON WHO WAS OR BECAME AN ACQUIRING PERSON OR AN AFFILIATE OR ASSOCIATE OF AN ACQUIRING PERSON (AS SUCH TERMS ARE DEFINED IN THE RIGHTS AGREEMENT). ACCORDINGLY, THIS RIGHT CERTIFICATE AND THE RIGHTS REPRESENTED HEREBY MAY BECOME VOID IN THE CIRCUMSTANCES SPECIFIED IN SECTION 7(e) OF SUCH AGREEMENT.]*


                               Right Certificate

          This certifies that                   , or registered assigns, is the
                              ------------------
registered owner of the number of Rights set forth above, each of which entitles the owner thereof, subject to the terms, provisions and conditions of the Rights Agreement, dated as of October 13, 1989 (the "Rights Agreement"), between Sierra Pacific Resources, a Nevada corporation (the "Company"), and Bank of America National Trust and Savings Association, a national banking association (the "Rights Agent"), to purchase from the Company at any time after the Distribution Date (as such term is defined in the Rights Agreement) and prior to 5:00 p.m. (New York City time) on October 31, 1999 at the principal corporate trust or corporate agency office of the Rights Agent, in San Francisco, California, or its successors as Rights Agent, one fully paid, non-assessable share of Common Stock (the "Common Shares") of the Company, at a purchase price

* The portion of the legend in brackets shall be inserted only if applicable and shall replace the preceding sentence of $70.00 per share (the Purchase Price"), upon presentation and surrender of this Right Certificate with the appropriate Form of Election to Purchase and related Certificate duly executed. The number of Rights evidenced by this Right Certificate (and the number of shares which may be purchased upon exercise thereof) set forth above, and the

Purchase Price per share set forth above, are the number and Purchase Price as of October 31, 1989, based on the Common Shares as constituted at such date.

          Upon the occurrence of a Triggering Event (as such term is defined in the Rights Agreement), if the Rights evidenced by the Right Certificate are beneficially owned by (i) an Acquiring Person or an Affiliate or Associate of any such Acquiring Person (as such terms are defined in the Rights Agreement),
(ii) under certain circumstances specified in the Rights Agreement, a transferee of any such Acquiring Person, Associate or Affiliate, or (iii) under certain circumstances specified in the Rights Agreement, a transferee of a person who, after such transfer, became an Acquiring Person, or an Affiliate or Associate of an Acquiring Person, such Rights shall become null and void and no holder hereof shall have any right with respect to such Rights from and after the occurrence of any such Triggering Event.

As provided in the Rights Agreement, the Purchase Price and the number and kind of Common Shares or other securities, which may be purchased upon the exercise of the Rights evidenced by this Right Certificate is subject to modification and adjustment upon the happening of certain events.

          This Right Certificate is subject to all of the terms, provisions and conditions of the Rights Agreement, which terms, provisions and conditions are hereby incorporated herein by reference and made a part hereof and to which Rights Agreement reference is hereby made for a full description of the rights, limitations of rights, obligations, duties and immunities hereunder of the Rights Agent, the company and the holders of the Right Certificates, which limitations of rights include the temporary suspension of the exercisability of such Rights under certain circumstances specified in such Rights Agreement. Copies of the Rights Agreement are on file at the above-mentioned office of the Rights Agent and are also available upon written request to the Rights Agent.

          This Right Certificate, with or without other Right Certificates, upon surrender at the principal corporate trust office of the Rights Agent, may be exchanged for another Right Certificate or Right Certificates of like tenor and date evidencing Rights entitling the holder to purchase a like aggregate number of Common Shares as the Rights evidenced by the Right Certificate or Right Certificates surrendered shall have entitled such holder to purchase. if this Right Certificate shall be exercised in part, the holder shall be entitled to receive upon surrender hereof-another Right Certificate or Right Certificates for the number of whole Rights not exercised.

Subject to the provisions of the Rights Agreement, the Rights evidenced by this Certificate may be redeemed by the Company at its option at a redemption price of $0.01 per Right at any time prior to the earlier of the close of business on
(i) the tenth day following the Stock Acquisition Date and (ii) the Final Expiration Date.

No fractional Common Shares will be issued upon the exercise of any Right or Rights evidenced hereby, but in lieu thereof a cash payment will be made, as provided in the Rights Agreement.

          No holder of this Right Certificate shall be entitled to vote or receive dividends or be deemed for any purpose the holder of Common Shares or of any other securities of the Company which may at any time be issuable on the exercise hereof, nor shall anything contained in the Rights Agreement or herein be construed to confer upon the holder hereof, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or, to receive notice of meetings or other actions affecting stockholders (except as provided in the Rights Agreement), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by this Right Certificate shall have been exercised as provided in the Rights Agreement.

          This Right Certificate shall not be valid or obligatory for any purpose until it shall have been countersigned by the Rights Agent.

          WITNESS the facsimile signature of the proper officers of the Company and its corporate seal.


Dated as of                , 19  .
            ---------------    --

ATTEST:   (SEAL)
                                                -----------------------------

                                                By:
-------------------------------                     -------------------------
Name:                                               Name:
Title:                                              Title:

Countersigned:

-------------------------------

By:
    ---------------------------
      Authorized Signature

                  [Form of Reverse Side of Right Certificate]

                               FORM OF ASSIGNMENT
                               ------------------

(To be executed by the registered holder if such holder desires to transfer the
                              Right Certificate.)

FOR VALUE RECEIVED                                                hereby sells,
                   ----------------------------------------------
assigns and transfers unto
                           ---------------------------------------------------
------------------------------------------------------------(Please print name and address of transferee)

-------------------------------------------------------------------------------
this Right Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint Attorney, to transfer the within Right Certificate on the books of the within-named Company, with full power of substitution.

Date:             , 19
     -------------    --

                                                 -------------------------------
                                                 Signature


Signature Guaranteed:


                                  CERTIFICATE
                                  -----------

       The undersigned hereby certifies by checking the appropriate boxes that:

       (1) this Rights Certificate [ ] is [ ] is not being sold, assigned and transferred by or on behalf of a Person who is or was an Acquiring Person or an Affiliate or Associate of any such Acquiring Person (as such terms are defined pursuant to the Rights Agreement);

       (2) after due inquiry and to the best knowledge of the undersigned, it
[ ] did [ ] did not acquire the Rights evidenced by this Rights Certificate from any Person who is, was or subsequently became an Acquiring Person or an Affiliate or Associate of an Acquiring Person.


Dated:             , 19                         -------------------------------
      -------------    --                       Signature

                                     NOTICE
                                     ------

          The signature to the foregoing Assignment and Certificate must correspond to the name as written upon the face of this Right Certificate in every particular, without alteration or enlargement or any change whatsoever.

                         FORM OF ELECTION TO PURCHASE
                         -----------------------------

 (To be executed if holder desires to exercise Rights represented by the Right
                                 Certificate.)

To:  SIERRA PACIFIC RESOURCES

The undersigned hereby irrevocably elects to exercise Rights represented by this Right Certificate to purchase the common shares issuable upon the exercise of the Rights (or such other securities of the Company or of any other person which may be issuable upon the exercise of the Rights) and requests that certificates for such shares be issued in the name of:

Please insert social security or other identifying number:
                                                           --------------------

-------------------------------------------------------------------------------
                        (Please print name and address)

--------------------------------------------------------------------------------

          If such number of Rights shall not be all the Rights evidenced by this Right Certificate, a new Right Certificate for the balance of such Rights shall be registered in the name of and delivered to:

Please insert social security or other identifying number:
                                                           ---------------------

--------------------------------------------------------------------------------
                        (Please Print name and address)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Dated:           , 19
      -----------    --

                                               --------------------------------
                                               Signature

Signature Guaranteed:


                                  CERTIFICATE
                                  -----------

      The undersigned hereby certifies by checking the appropriate boxes that:

      (1) the Rights evidenced by this Rights Certificate [ ] are [ ] are not being exercised by or on behalf of a Person who is or was an Acquiring Person or an Affiliate or Associate of any such Acquiring Person (as such terms are defined pursuant to the Rights Agreement);

      (2  after due inquiry and to the best knowledge of the undersigned, it
[ ] did [ ] did not acquire the Rights evidenced by this Rights Certificate from any Person who is, was or became an Acquiring Person or an Affiliate or Associate of an Acquiring Person.


Dated:            , 19                      ----------------------------------
      ------------    --                           Signature


                                     NOTICE
                                     ------

     The signature to the foregoing Election to Purchase and Certificate must correspond to the name as written upon the face of this Right Certificate in every particular, without alteration or enlargement or any change whatsoever.

                                                                       Exhibit B
                                                                       ---------

                         SUMMARY OF RIGHTS TO PURCHASE
                                  COMMON STOCK

On October 2, 1989, the Board of Directors of Sierra Pacific Resources (the "Company") declared a dividend distribution of one Right for each outstanding share of common stock, par value $1.00 per share (the "Common Stock"), of the Company to stockholders of record at the close of business on October 31, 1989 (the "Record Date"). Except as described below, each Right, when exercisable, entitles the registered holder to purchase from the Company one share of Common Stock at a price of $70.00 per share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Bank of America National Trust and Savings Association, as Rights Agent.

     Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Right certificates will be distributed. Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), or (ii) 10 business days (or such later date as may be determined by action of a majority of the Board of Directors) following the commencement of (or a public announcement of an intention to make) 4 tender or exchange offer if, upon consummation thereof, such person or group would be the beneficial owner of 15% or more of such outstanding shares of Common Stock (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate. The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with Common Stock certificates. From as soon as practicable after the Record Date and until the Distribution Date (or earlier redemption, expiration or termination of the Rights), new Common Stock certificates issued after the Record Date upon transfer or new issuance of the Common Stock will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption, expiration or termination of the Rights), the surrender for transfer of any certificates for Common Stock outstanding as of the Record Date will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, such separate Right Certificates alone will evidence the Rights.

     The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) October 31, 1999, (ii) upon consummation of certain approved merger transactions as described below (iii) upon exchange as described below and (iv) upon redemption by the Company as described below.

     In the event that any Person (other than the Company and its affiliates) becomes the beneficial owner of 15% or more of the then outstanding shares of Common Stock (except pursuant to a tender or exchange offer for all outstanding shares of Common Stock at a price and on terms which a majority of the Board of Directors determines to be fair and in the best interests of the Company and its stockholders other than such Person, its affiliates and associates), proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise at the then current exercise price of the Right, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right.

      In the event that, at any time following the Distribution Date, the Company is acquired in a merger or other business combination transaction (other than in a transaction following a tender or exchange offer which satisfies the requirements of the exception contained in the preceding paragraph) or 50% or more of the Company's assets or earning power is sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise at the then current exercise price of the Right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the Right. The Rights will expire in connection with a merger following a tender or exchange offer which satisfies the requirements of the exception contained in the previous paragraph if the stockholders receive the same price and form of consideration in the merger as that paid in such tender or exchange offer.

      Notwithstanding the foregoing, following the occurrence of any of the events set forth in the preceding two paragraphs (the "Triggering Events"), any Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will immediately become null and void.

      The Purchase Price payable, and the number of shares of Common Stock or other securities or property issuable, upon exercise of the Rights, are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Stock, (ii) upon the grant to holders of the Common Stock of certain rights or warrants to subscribe for Common Stock or convertible securities at less than the current market price of the Common Stock, or (iii) upon the distribution to holders of the Common Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

      At any time after the acquisition by a person or group of affiliated or associated persons of beneficial ownership of 15% or more of the outstanding Common Stock and prior to the acquisition by such person or group of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of Common Stock per Right (subject to adjustment).

          With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in the Purchase Price. No fractional shares will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Common Stock on the last trading date prior to the date of exercise.

          At any time after the date of the Rights Agreement until ten days following a Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). The Company's right of redemption may be reinstated if, after the Stock Acquisition Date but prior to the expiration of the ten day redemption period, a-, Acquiring Person reduces its beneficial ownership to 10% or less of the outstanding shares of Common Stock in a transaction or series of transactions not involving the Company. Immediately upon the action of the Board of Directors of the Company ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

          Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

          The provisions of the Rights Agreement may be amended by the Company, except that any amendment adopted after the Distribution Date may not adversely affect the interests of holders of Right Certificates.

                    A copy of the Rights Agreement is being filed with the Securities and Exchange commission as an Exhibit to a Registration Statement on Form 8-A. A copy of the Rights Agreement is available free of charge from the Company. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference.

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998         Commission File Number 0-508

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
 (Address of principal executive office)                  (Zip Code)


                                 (775) 834-4011
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none. Securities registered pursuant to Section 12(g) of the Act:

     Preferred Stock:   Series A, $2.44 Dividend, $50 par value
     ---------------    Series B, $2.36 Dividend, $50 par value
     (Title of Class)   Series C, $3.90 Dividend, $50 par value
                        Sierra Pacific Power Capital Trust I, $2.15 Dividend,
                        $25 stated value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X    No ________
                                         --------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       X
               -----

State the aggregate market value of the voting stock held by non-affiliates. As of March 16, 1999: None

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                       Outstanding at March 16, 1999: 1,000 shares
Common Stock, $3.75 par value
================================================================================

                          SIERRA PACIFIC POWER COMPANY
                          1998 ANNUAL REPORT FORM 10-K
                                    CONTENTS



PART I............................................................................................3

 ITEM 1. BUSINESS.................................................................................3
   SIERRA PACIFIC POWER COMPANY (1)...............................................................3
   BUSINESS OUTLOOK AND OVERVIEW (1)..............................................................4
   MAJOR PROJECTS SUMMARY........................................................................10
   NATURAL GAS BUSINESS..........................................................................18
 ITEM 2.  PROPERTIES.............................................................................26
 ITEM 3.  LEGAL PROCEEDINGS......................................................................27
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................27

PART II..........................................................................................28

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...............28
 ITEM 6.  SELECTED FINANCIAL DATA................................................................29
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.............................................................................29
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................45
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................53
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURES............................................................................73

PART III.........................................................................................74

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS......................................................74
 ITEM 11.  EXECUTIVE COMPENSATION................................................................79
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND...................................85
           MANAGEMENT............................................................................85
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................86

PART IV..........................................................................................89

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................89
   Appendix E....................................................................................24


                                     PART I

ITEM 1.  BUSINESS

                        SIERRA PACIFIC POWER COMPANY (1)

   Sierra Pacific Power Company, hereinafter known as the Company or SPPC, is a Nevada corporation organized in 1965 as a successor to a Maine corporation organized in 1912. The Company became a wholly- owned subsidiary of Sierra Pacific Resources (SPR) on May 31, 1984. Its mailing address is Post Office Box
10100 (6100 Neil Road), Reno, Nevada   89520-0400.

   The Company has four primary subsidiaries: Pinon Pine Corp. (PPC), Pinon Pine Investment Co. (PPIC), GPSF-B, and Sierra Pacific Power Capital I (the Trust). PPC and PPIC own 25% and 75% of a 38% interest in Pinon Pine Company, L.L.C. GPSF-B, a Delaware corporation formally owned by General Electric Capital Corporation and now owned by the Company, owns the remaining 62%. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier available under (S) 29 of the Internal Revenue Code. The Capital Trust was created to issue trust securities in order to purchase the Company's junior subordinated debentures.

   The Company is a public utility primarily engaged in the distribution, transmission, generation, purchase and sale of electric energy. It provides electricity to approximately 294,000 customers in a 50,000 square mile service area including western, central and northeastern Nevada, including the cities of Reno, Sparks, Carson City, Elko and a portion of eastern California, including the Lake Tahoe area. In 1998, electric revenue was 79.8% of total revenue.

   The Company also provides natural gas in Nevada to approximately 105,000 customers in an area of about 600 square miles in Reno/Sparks and environs. It supplies water service in Nevada to about 67,000 customers in the Reno/Sparks metropolitan area. Natural gas revenues were 13.6% and water revenues were 6.6% of total revenues.

   The Company used diverse resources to meet its 1998 electric energy requirements, including gas and oil generation (32.8%), coal generation (21.0%), hydroelectric generation (0.6%), and purchased power (45.6%). The Company has no ownership interest in, nor does it operate any nuclear generating units.

   In 1998, the Company's electric customer count grew by 2.4%; its natural gas customer count increased by 4.0%; and its water customer count increased by 3.0%. Many factors account for this growth, not the least of which are favorable business and tax climates.

   The Company had 1,446 regular employees as of December 31, 1998, down 1.8% from 1997. The Company's current contract with the International Brotherhood of Electrical Workers, which represents 58.0% of the workforce, was renegotiated in 1997 and is in effect until December 31, 2000. The three-year contract provides for a 2.75% general wage increase for most bargaining unit employees beginning January 1, 1998, with 2.75% increases in both 1999 and 2000. In addition, the contract provides for bargaining unit employees to participate in the incentive compensation program. Nevada is a "right-to-work" state.

   For a discussion of results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1) The information in this Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective," and other similar expressions identify those statements which are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause SPPC's actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount SPPC is allowed to recover from its customers for certain costs which prove to be uneconomic in the new competitive market; (4) regulatory delays or conditions imposed by regulatory bodies in approving the merger of SPR with Nevada Power Company; (5) the outcome of ongoing and future regulatory proceedings; (6) management's ability to integrate the operations of SPPC and Nevada Power Company and to implement and realize anticipated cost savings from the Merger; (7) industrial, commercial and residential growth in the service territory of SPPC; (8) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (9) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (10) the loss of any significant customers; (11) the ability to lessen the risk of the impact of the Year 2000 on internal and external computer and software systems; and
     (12) the weather and other natural phenomena. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPPC assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

                       BUSINESS OUTLOOK AND OVERVIEW (1)

General Electric Industry Trends

     In April 1998, SPR announced a merger with Nevada Power Company. This "merger of equals" combines the two investor-owned utilities in Nevada, the fastest growing state in the United States. The merger will allow the companies to operate more efficiently and to better compete in the new utility environment. See Merger Discussion for more details.
                 -----------------

     As a comparison, 19 other mergers of electric and/or gas companies were announced, pending or completed in 1998. Some of the largest national and international utilities announced mergers in 1998, including PacifiCorp & Scottish Power, New England Electric System & National Grid Group, and CalEnergy & MidAmerica Energy Holdings. A third Nevada utility is also involved in a merger with the December 14, 1998 announcement of ONEOK's offer and Southern Union's counteroffer to acquire Southwest Gas Corp. of Las Vegas. Merger and acquisition activity is expected to continue into the next decade, as companies position for continued electric restructuring throughout the United States.

     Federal and state legislation is moving the electric utility industry toward competition. Federal and state regulators play critical roles in establishing a competitive marketplace. Currently, 13 states have passed restructuring bills, and 21 more states are considering legislation to restructure their electric markets. In addition, the U.S. Congress is considering national legislation that would implement electric restructuring
across the nation.   Passage of a comprehensive federal bill is expected within the next several years. Regulatory changes generally focus on the unbundling of utility functions into separate products and services. The two major products and services are energy (e.g. kilowatt hours) and the delivery of that energy (e.g. transmission and distribution). Other services such as meter reading and billing may also be opened to competition.

     The Federal Energy Regulatory Commission (FERC) is considering the potential for Regional Transmission Organizations (RTO's). RTO's which can take the form of independent system operators or independent transmission companies, are independent organizations that oversee the operation of electric power lines on a regional scale. FERC orders 888/889 passed in 1996, implemented open access tariffs that allowed multiple users to access transmission systems without discrimination. Some solutions to open transmission access and multiple rates (pancaked rates) across short distances have been discussed by the FERC for several years. FERC has conducted meetings around the country to explore the possibility of requiring utilities to participate in RTO's as wholesale
power markets are opened to competition.   A notice of proposed ruling (NOPR) is
expected in 1999.

     The Company is subject to California, Nevada and FERC regulatory jurisdiction. Federal and state regulation will continue to play an active role in the Company's utility business. The Company's electric system demand exceeds the import capabilities of its transmission system. As such, a yet-to-be determined amount of the Company's generation capacity may be identified as "must run" at the time the plants are sold (a condition of the merger) or open access is available to new customers. The output of "must run" facilities may continue to be price regulated by FERC after the deregulation of generation (see Generation Divestiture). FERC will also regulate the Company's electric
----------------------
transmission system. The states will continue to regulate those retail distribution services determined to be non-competitive.

     Approximately 69% of SPPC's operating revenues are related to electric sales in Nevada. Nevada passed Assembly Bill 366 (AB366) in July 1997.
Pursuant to AB366, the Public Utilities Commission of Nevada (PUCN) authorizes customers to obtain competitive services from alternative sellers starting no later than December 31, 1999, unless the PUCN or the state legislature determines a different date better serves the public interest. AB366 allows the PUCN to authorize full recovery of costs that it determines to be stranded as a result of restructuring. In August 1997, the PUCN opened an investigatory docket of the issues to be considered as a result of restructuring the electric industry. The Company is a participant in this docket. Issues being addressed include:

 .  Definition of noncompetitive services
 .  Unbundling of costs among distribution, transmission, generation components of the electric business
 .  Stranded costs
 .  Affiliate rules
 . Other actions needed to proceed from regulation to fully competitive energy markets

See Nevada Matters for more details on the Company's response to this
    --------------
restructuring process.

     California accounts for about 5% of the Company's electric revenue. California required all investor-owned utilities, including SPPC, to offer customers direct access beginning March 31, 1998, and required a

10% rate reduction for all residential and small commercial customers effective January 1, 1998. California customers may choose to continue to take service from their incumbent utility at tariff rates, purchase energy from marketers or contract directly with a generator. Any customers choosing to purchase energy from marketers or generators will pay a distribution fee for their use of the Company's transmission and distribution systems. Operating results should not be materially impacted by these regulatory changes because of the continued use of the Company's transmission/distribution facilities and the Company's limited exposure in California. See Item 7, California Matters.
                                    ------------------

     In preparation for competition, the Company has reduced ongoing costs and improved operations. Nevada electric and gas rates will remain frozen until December 31, 1999. A Nevada rate plan is currently in effect that provides for a 50/50 sharing between customers and shareholders of electric and gas earnings in excess of a 12 percent return on equity. In addition, in lieu of a 50% refund, SPPC can apply excess electric earnings to buy down, or buy out of, higher cost long-term fuel and purchased power contracts.

     For more information regarding regulatory changes affecting SPPC, see Item 7, Nevada Matters, California Matters, FERC Matters and Note 2 of the Company's
   --------------  ------------------  ------------
consolidated financial statements.

Merger

     On April 29, 1998, SPR announced a proposed merger with Nevada Power
Company, of Las Vegas, NV.   The "merger of equals" will create a combined
company with assets of approximately $4 billion.

     On July 7, 1998, SPR and Nevada Power Company issued a press release announcing the filing of a joint merger application with the PUCN for approval of their proposed merger. In the filing, SPR and Nevada Power proposed selling their generating plants, pending merger completion, and a long-term freeze in prices for regulated utility services (transmission and distribution). The application stated that capital raised by the sale of generating plants would be reinvested primarily in new transmission and distribution facilities. An incentive mechanism through which net merger savings and other benefits would be shared by customers and investors was also proposed. Hearings before the Public Utilities Commission of Nevada (PUCN) were held in November/December 1998 in Las Vegas and Carson City. (Hearings were completed on December 2, 1998).

     Both Sierra Pacific Resources and Nevada Power held special stockholder meetings in October 1998 during which stockholders of both companies voted to approve the proposed merger. On December 31, 1998, the PUCN approved the proposed merger subject to conditions regarding the divestiture of the two companies generating plants, merger cost savings and filing of unbundling cases before the PUCN. More specifically, the conditions require that the companies: file a generation divestiture plan with the PUCN for review and commit to divest pursuant to the plan; file an interim independent system administrator (ISA) proposal at FERC and for PUCN review; file a generation tariff at FERC and for PUCN review; file a general rate case and unbundle costs; after a three year freeze on retail rates, file a rate case to prove and capture synergies; and submit an application to the PUCN to recover stranded costs. The companies filed a formal petition for clarification in January 1999. The petition for clarification was granted on January 29, 1999, with minor language changes acceptable to both companies.

     The proposed merger is conditioned, among other things, upon further regulatory approvals including the SEC, Department of Justice, the Federal Trade Commission and FERC. The application under the Public Utility Holding Company Act of 1935 was filed with the SEC on February 11, 1999. Hart-Scott-Rodino filings with the Federal Trade Commission and the Department of Justice were made on February 17, 1999. The merger application was filed with the FERC on October 2, 1998, and required responses to interventions have been completed. If all conditions can be resolved satisfactorily between the companies and the regulators, the merger is expected to be completed in the Second Quarter of 1999.

Generation Divestiture

     In June 1998, the Company announced the plan to divest its generation assets. The announcement was included in the merger application filed with the PUCN on July 7, 1998.

     The Company has 1,051 megawatts (net capacity) of fossil fuel and hydro generation facilities. The fuel mix consists of coal, natural gas and oil. Current total book value for all generation assets, at year-end 1998 was $379 million.

     The Company has retained an advisor to manage the generation sale and conduct the auction for both SPPC and Nevada Power Company.

     The merger order, dated December 31, 1998, requires that a divestiture plan be filed with the PUCN as a compliance item, prior to closing the merger. This plan will be filed on or before April 1, 1999. The plan will include details about the auction process, market power mitigation through sales of assets in bundles, description of the generation tariff, and a description of the proposed interim independent system administrator structure for transmission.

     A generation auction will be held. At this time, the preliminary schedule will include issuance of an offering memorandum in or around July 1999. The offering memorandum will describe the assets, the auction process, and the terms and conditions for bidding. First round bids will be expected in or around October 1999. After evaluation of these bids, a short list of qualified bidders will be selected in the second round. Final bids are expected in or about January 2000, with expected sale and transfer of assets by August 2000.

ELECTRIC BUSINESS

Business and Competitive Environment

     The Company's electric business contributed $586 million (79.8%) of 1998 operating revenues. Typically the electric business may peak in either summer or winter. The system has an annual load factor of approximately 71.5%, which is higher than the industry norm.

     Winter peak loads are due to shorter daylight hours, colder temperatures (which affect space heating requirements) and ski resort demands (snowmaking, hotels, lifts, etc.). Summer peak loads result from air-conditioning, cooling equipment and irrigation pumping. The Company's peak load increased an average of 6% annually over the past five years, reaching 1,423 megawatts (MW) on August 5, 1998. The Company's total electric MWH sales have increased an average of 7.5% annually over the past five years.

     A significant part of the growth in the Company's electric sales has resulted from growth in the residential area, mining and manufacturing industry in northern Nevada.

     SPPC's electric customers by class contributed the following percentages toward 1998 megawatt-hour sales:



                                                                        MWH
                                                                       SALES
           Residential                                                 20.4%
           Commercial and Industrial:
           Mining                                                      27.1%
           Offices/Schools/Government                                  10.7%
           Resorts & Recreation                                         7.8%
           Manufacturing / Warehouse                                    7.6%
           All Other                                                   11.8%
           Wholesale                                                   14.6%
                                                                       ----
                                                            Total      100.0%
                                                                       =====

     Residential and small commercial sectors increased 4.9%, the highest growth rate in recent history for those classes.

     In response to this growth, SPPC has provided customers with additional choices in the design and installation of electric service. Under this program, customers may select a contractor other than the Company to design and install facilities. Additionally, the Company has worked closely with developers to redesign the new business process that resulted in improved efficiencies and increased customer satisfaction. The Company continues to evaluate new technology such as automated dispatch and mobile data capabilities to enhance efficiency measures.

     Nevada leads the nation in gold production, accounting for approximately 76% of all U.S. production and 11% of world production, ranking it the third largest gold producer in the world. It is estimated that Nevada gold production for 1998 was approximately 8.8 million ounces. A majority of Nevada's gold mines are customers of the Company. Currently, known gold reserves at existing mines in Nevada total approximately 90 million ounces, over 75% of the nation's known gold reserves. These reserves are sufficient to continue production at current rates for the next decade.

     During 1998, world gold prices ranged from about $273 per ounce to $315 per ounce. Production costs vary greatly at Nevada mines, along with profitability. Mining industry reports indicate many Nevada gold mines have a production cost of less than $300 per ounce, with some of the larger mines producing within the $192 to $240 per ounce range. When compared to world production costs, Nevada is well below the worldwide average of $262 per ounce. While Nevada's gold mines have the lowest costs in the world, investments in exploration and development have fallen, and may continue to fall. In addition, the low gold price may also shorten the expected mine lives of certain Nevada properties as lower grade ore becomes uneconomic to mine.

     The Company's territory also has a variety of other mineral producing mines. Approximately 22 million ounces of silver were produced in 1998, worth approximately $122 million, with over 300 million ounces of silver resources identified in the State. Silver demand has been exceeding new supply for most of the decade, drawing down inventories built up in the 1980's. As this situation continues, we will see continued upward pressure on silver prices. Other minerals produced in Nevada include copper, lithium, mercury, barite, diatomite, gypsum, and lime, valued at over $400 million.

     The Company has nine long-term power sales agreements with major mining customers with terms of at least five years. The final contract expires in 2005. Five of these agreements have been reviewed and approved by the PUCN as part of the Company's new tariff structure designed for major customers. These mining agreements secure over 223 megawatts of present and future mining load, or approximately $74 million in annual revenues, which is 12.6% of the 1998 electric operating revenues. The agreements require that customers maintain minimum demand and load factor levels, and include termination charge provisions to recover all of the Company's customer-specific facilities investment.

     The resorts and recreation group is comprised of hotels, casinos, and ski resorts. This major customer segment comprises 7.8% of the total electric system retail KWH sales. Tourism and gaming continue to be key contributors to the local economy. The economic impact, on Washoe County, Reno and environs in 1998 was estimated at over 4.3 billion dollars. Several of the largest gaming customers are expanding their properties to differentiate the Reno/Tahoe market by creating a more desirable resort location. These same large gaming customers increased their 1998 electric load by 8,573 MWH (1.1%) over 1997.

     Growth in the Northern Nevada gaming sector in recent years has provided significant energy sales and revenue growth for the Company. Gaming sector energy sales growth has averaged 3.8% annually over a recent five year period.

     The advent of increased competition, particularly "Indian gaming" in key feeder markets, and the continuing expansion in Las Vegas, may have a potentially negative impact on the Northern Nevada market share and ultimately energy sales. The passing of Proposition 5 in California, which liberalizes Indian reservation gaming operations, has been predicted to cause a decline in Reno's gaming revenues once implemented. Northern Nevada casinos are evaluating and implementing competitive strategies to expand their entertainment portfolio. The key to this strategy is packaging entertainment value, customer comfort, and reasonable pricing, with the natural attraction of the Sierra Nevada geographic location.

     The Company's industrial and large commercial customers continue their interest in the electric supply source options potentially available to them under regulatory reforms currently being considered in Nevada and in place in California. The Company continues to prepare for a more competitive environment and has actively participated in regulatory reform deliberations in Nevada. See
Item 7, Nevada Matters, California Matters, and FERC Matters.
        --------------  ------------------      ------------

     Over the past five years, MWH sales to wholesale customers have increased at a rate of 21%. During 1998, firm and non-firm sales to wholesale customers comprised about 14.6% of total energy sales. The wholesale market is very competitive and sales into this market are typically made at very low margins. This market is maturing and will become even more competitive in the future.

                                                                         Percent
                                                      (MWH)              of Total
                                                 ----------            ----------
          Firm Sales                                115,856                9.3%
          Non-firm Sales                            150,319               12.1%
          Firm Off-System Sales                     974,490               78.6%
                                                 ----------              ------
          Total                                   1,240,665              100.0%
                                                 ==========              ======

     While the wholesale sales in 1998 represented 14.6% of sales they represent only 5.7% of electric revenues. Recent changes in Federal regulations covering the rules under which transmission systems are operated will increase competition for wholesale sales and may impact the level of firm and non-firm wholesale sales made in the future. See Item 7, FERC
                                                                     ----
Matters.
-------
                             MAJOR PROJECTS SUMMARY

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

     This clean coal integrated gasification combined-cycle power plant is designed to operate on syngas produced from coal, natural gas, and potentially other fuels. The project consists of a coal gasification facility (including solids receipt, handling, preparation and storage), and a Company-owned power island and post gasification facility to partially cool and clean the syngas produced by the gasifier. Its capacity rating is 93 megawatts in the winter and 89 megawatts in the summer.

     The DOE has committed $168 million of funding for Pinon construction and operation costs. The DOE provided funding for approximately 43% of the estimated construction cost and half of the operating and fuel expenses until the commitment is expended. A dispute has arisen with the Department of Energy
(DOE) regarding the historical and future funding of natural gas costs. In February 1999 the DOE informed the Company it will not fund the remaining $14 million under the cooperative agreement until the dispute is resolved.
Estimated construction start-up and commissioning costs for Pinon, including the DOE's portion are approximately $301.5 million, which includes permitting, taxes, start-up commissioning, operator training and Allowance for Funds Used During Construction. DOE funding for construction through December 1998 is $132.4 million.

     The Company's expected cost per kilowatt of capacity net of DOE construction after commissioning of all coal gasification facilities is $1,574 based on the peak winter rating and $1,739 based on the summer rating.

     Construction began on the project in February 1995, following resource plan approval and the receipt of all permits and other approvals. The natural gas portion (combined cycle combustion turbine) was satisfactorily completed and placed in service December 1, 1996. The balance of the plant was placed in service in June 1998. The construction of the gasifier portion of the project overran the fixed contract price by approximately 12% or $12.6 million. The overrun is primarily due to redesign issues, resolving technical issues relative to start up and other costs due to a later than anticipated in-service date. To date, the Company has not been successful in obtaining sustained operation of the gasifier but work continues to identify problem areas and redesign solutions which will likely require additional capital expenditures. Due to the problems noted above, the Company and Foster Wheeler settled on a portion of the cost overrun and have entered into an alternative dispute resolution process in an attempt to resolve remaining issues on total construction costs. At this time, the Company does not have any estimates as to the outcome of the proceeding.

     Pinon Pine Corp. and Pinon Investment Co., subsidiaries of the Company, own 25% and 75% of a 38% interest in Pinon Pine Company, L.L.C. GPSF-B, a Delaware corporation formerly owned by General Electric Capital Corporation (GECC) and now also owned by the Company, owns the remaining 62%. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier available under (S) 29 of the Internal Revenue Code.

     The Company is contractually obligated to build and operate the gasifier for the LLC and to purchase from the LLC the syngas produced in the gasifier for use in the Company-owned power island. The obligations are contingent on the gasifier meeting the necessary requirements to be eligible for Section 29 credits. The Company also has contractual performance covenants and warranties requiring, among other things, that the gasifier operate at 30% capacity in 1997, and that construction of the facility be completed to GECC's satisfaction before June 30, 1998.

     Because the gasifier failed to attain an average capacity factor of 30% during 1997 and because it was not completed to GECC's satisfaction prior to June 30, 1998, Sierra was obligated to make a payment to GECC of $2.8 million in 1997 and was obligated to purchase the facility for the amount of capital invested by GECC plus a return on capital. The purchase was completed in February 1999 for $30.4 million.

Alturas Intertie

     The Company completed construction of the Alturas Intertie transmission line in December 1998. The Alturas Intertie was built to enhance service to existing load, to expand service to new customers and to increase significantly the Company's access to lower cost resources in the Pacific Northwest. This 345 kV line originates west of Alturas, California and extends 165 miles south to Reno. Construction commenced on February 9, 1998. The line was placed into commercial operation on December 22, 1998. The Company spent approximately $144 million on the project as of December 31, 1998. The current estimated cost of construction, including AFUDC, is approximately $159 million. Additional environmental and right-of-way restoration activities are expected to continue on the project through 2004.

     Certain northern California public power groups have challenged the Company's filing with FERC of the interconnection and operating agreements related to the Alturas Intertie in December 1998 and January 1999. The California groups allege that the potential reduction in imports into California constitutes an impairment of reliability and therefore seek to force reductions in use of the Alturas Intertie during peak periods. One of the California groups, the Transmission Agency of Northern California (TANC), has initiated related proceedings in the United States District Court for the Eastern District of California and the United States Court of Appeals for the Ninth Circuit, in each case alleging that Bonneville Power Administration's (BPA) construction of a small portion of the Alturas Intertie violated the Northwest Power Preference Act and requesting an injunction prohibiting operation of the Alturas Intertie. Each complaint is directed at BPA, which is charged with administering the Northwest Power Preference Act and has determined that its construction activities did not violate that act. The Company is in the process of intervening in these proceedings and opposing TANC's complaint and requested relief.

     TANC's allegations have already been rejected by the Western Systems Coordinating Council which determined the capacity rating of the Alturas Intertie. The Company's position, supported by Bonneville Power Administration and PacifiCorp, is that under FERC's Order No. 888, customers in Nevada are entitled to compete with customers in California for transmission capacity in the Pacific Northwest on a first-come, first-served basis. The issue is still pending before FERC. Action is expected by the summer of 1999. Even if the California groups prevailed, use of the Alturas Intertie would not be affected other than by certain reductions in imports during peak periods.

FACILITIES AND OPERATIONS

Total System

     As of December 31, 1998, the Company's electric transmission facilities consisted of approximately 4,000 overhead pole line miles and 81 substations. Its distribution facilities consisted of approximately 9,000 overhead pole line miles, 4,500 underground cable miles and 178 substations.

     The Company continues to maintain a wide variety of resources in its generation system. During 1998 the Company generated 54.4% of its total electric energy requirements in its own plants, purchasing the remaining 45.6% as shown below:



                                                           Megawatt-               Percent
                                                             Hours                of Total
                                                      -----------------       --------------
                 Company Generation
                 ------------------
                      Gas/Oil                              3,330,179                 32.8%
                       Coal                                2,133,351                 21.0%
                       Hydro                                  60,732                  0.6%
                                                           ---------                ------
                   Total Generated                         5,524,262                 54.4%
                                                           ---------                ------
                  Purchased Power
                 --------------------
                    Long-Term Firm:
                      Utility Purchases                    3,461,474                 34.1%
                      Non-Utility Purchases:
                        Geothermal                           754,204                  7.4%
                        Other                                111,957                  1.1%
                     Spot Market                             304,716                  3.0%
                                                           ---------                ------
                           Total Purchased                 4,632,351/1/              45.6%
                                                           ---------                ------

                           Total                           10,156,613               100.0%
                                                           ==========               ======

     The Company's decision to purchase spot market energy is based on the economics of purchasing "as-available" energy when it is less expensive than the Company's own generation. At the time of the 1998 system peak, the Company had purchased firm capacity under long-term contracts with other utilities and qualifying facilities (QFs) equal to 26% of total peak hour capacity. In 1998, most of the Company's non-utility generation came from QFs, except for 12,224 megawatt hours, which came from two small power producers.

-------------------

/1/ Total purchased megawatt-hours include immaterial inadvertent purchases which are not included in the purchases in the Management Discussion and Analysis.

Load and Resources Forecast

     The Company has committed as part of the merger agreement with PUCN to divest its generation facilities to enhance competition in a deregulated environment. Current plans call for the divestiture to occur in the year 2000. Until such time, the Company will continue to provide energy through generation and purchase power to meet both summer and winter peak loads. The Company's actual total system capability and peak loads for 1998, and as estimated for summer peak demand through 2000 (assuming no curtailment of supply or load and normal weather conditions), are indicated below:

                                                    Capacity at 1998 Peak                        Forecast Summer Peak
                                         -------------------------------------------------------------------------------------

                                                 MW                     %                          1999                    2000
                                         ---------------        ---------------         ---------------         ---------------
Company Generation:
     Existing                                 1,045                     65%                  1,045                   1,052
                                         ---------------        ---------------         ---------------         ---------------
Purchases:
     Long/Short-Term Firm (1) (2)               251                     16%                    475                     491
     Interruptible Customers                      2                      0%                      2                       2
     Non-Utility Generators                      70                      4%                     70                      70
                                         ---------------        ---------------         ---------------         ---------------
          Subtotal                              323                     20%                    547                     563
                                         ---------------        ---------------         ---------------         ---------------
Additional Required                             248                     15%                     11                      90
                                                                ---------------         ---------------         ---------------
Total System Capacity                         1,616                    100%                  1,603                   1,705
                                         ===============        ===============         ===============         ===============
Net System Peak (3)                           1,423                     88%                  1,407                   1,500
Planning Reserve                                193                     12%                    196                     205
                                         ---------------        ---------------         ---------------         ---------------
          Total                               1,616                    100%                  1,603                   1,705
                                         ===============        ===============         ===============         ===============
Growth over previous year                                                                     -0.8%                    5.5%
                                                                                        ===============         ===============

(1)   Value net of losses.
(2) Includes potential short-term firm purchases that are not under contract. Values shown represent purchases within existing transmission system limits.
(3) The system peak shown for 1998 is the actual system peak of 1,423 MW, which occurred on August 5, 1998.

      With regard to total system capacity, the Company is expected to maintain a planning reserve margin consistent with the Western System Coordinating Council guidelines. This reserve margin was 193 megawatts in 1998, which the Company expects will increase to 205 megawatts by 2000. To accommodate the system requirement during the 1999-2000 time period, it will be necessary to secure additional capacity beginning in 1999. The "Additional Required" will be met by short-term purchases through 2000.

Generation

     The Company's total net generating capability for the upcoming 1999 Summer Peak is as follows:



                                                    Number
                                                     of               MW                Year(s)
Name                   Type/Fuel                    Units          Capacity            Installed
----                   ---------                    -----          --------            ---------
Valmy                   Steam/Coal                   2                266                1981 and 1985
Tracy                   Steam/Gas, Resid. Oil        3                244             1963, 1965, 1974
Pinon                   Combined Cycle/Coal, Gas     1                 89                   1996- 1998
Clark Mtn CT's          CT/Gas, Diesel Oil           2                138                         1994
Ft. Churchill           Steam/Gas, Resid. Oil        2                226                1968 and 1971
Other                   GT/Gas, Diesel Oil,                                                 1899- 1970
                        Propane, Hydro              33                 82
                                                                   -------
                                                                    1,045
                                                                   =======
(CT)      Combustion Turbine
(GT)         Gas Turbine

     The Company is the operator and owns an undivided 50 percent interest in the Valmy plant. Idaho Power Company (Idaho Power) owns the remainder. The capacities shown above for the Valmy plant represent the Company's share only. The Company owns 100 percent of all of its remaining electric generation plants. The table above includes the generation capacity of the 100% SPPC-owned power island portion of the Pinon Pine Power Project. Pinon's current summer net capacity is 89 MW when operating on natural gas.

     Four of the Company's hydro generation units are located on the Truckee River, which runs approximately 100 miles from Lake Tahoe, through Reno/Sparks, to Pyramid Lake. A 2 MW facility located on the Truckee River at Farad was damaged by the January 1997 flood and will not be available for generation during the 1999 summer peak. The Company had leased two units from the Truckee-Carson Irrigation District under a 30-year operating lease that expired in 1998 prior to the Company's normal summer peak. The units are located in the Lahontan Reservoir area, 70 miles southeast of Reno. Negotiations with the TCID are underway to renew the lease, however, the TCID may keep the two units as a Qualifying Facility. Due to disrepair of the units, it is not expected that any generation will be available for the 1999 summer peak. See Leaseholds.
                                                            ----------

Purchased Power

     The Company continues to manage a diverse portfolio of contracted and spot market supplies, as well as its own generation, to minimize its net average system operating costs. During 1998, the Company witnessed a dramatic increase in the price of off system energy, compared to previous years, reflecting the increase in electricity costs nationwide. Nationally, this increase was due, in part, to increased demand resulting from above average summer temperatures. Regionally, below average precipitation in the Northwest aggravated the problem.

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

     The Company purchases hydro and thermally-produced spot market energy, by the hour, based upon economics and system import limits. Also purchased, during peak load periods, is firm block energy as required to maintain adequate operating reserve margins. During drought years, when less spot market hydro energy is available, the Company supplies a higher percentage of its native load utilizing its fossil fuel generation. Of continuing concern to any purchaser of hydro-generated energy are proposals by federal regulators, in the interest of the salmon, recommending closure of some hydro operations on the Snake and Columbia rivers. The amounts of hydro energy available and the price will depend on weather conditions in the Pacific Northwest and proposals by regulators. The amount of excess generating capacity in other systems and the existence of competition in providing utilities with economic incentives to make off system sales are also important factors.

     Currently, the Company has contracted for a total of 265 megawatts of long-term firm purchased power from the utility suppliers listed below. Several of the Company's firm purchase power contracts contain minimum purchase obligations. Meeting these minimums has not been a problem for the Company in the past, and is not expected to be a problem in the future.


                                         Contract             Operation             Termination               Minimum
Contract Party                           Capacity                Date                   Date                 Capacity %
-------------------------------    ------------------    ------------------    ---------------------       ------------
Idaho Power(1)                            75 MW                 Nov 1989               May 31, 1999              50%
Idaho Power (for Elko)                    15 MW                 Mar 1994               May 31, 2000              40%
Tri-State(2)                              25 MW                June 1991               June 1, 1999              50%
PacifiCorp                                75 MW                June 1989               Feb 28, 2009              70%
PacifiCorp/Utah Power(3)                  75 MW                 May 1991             April 30, 2000              78%

(1)  The Company will not renew this contract.
(2) The Company has provided notice to terminate the Tri-State contract effective May 31, 1999.
(3) The Company has provided notice to terminate the PacifiCorp/Utah contract effective April 30, 2000.

     According to regulations of the Public Utility Regulatory Policies Act, the Company is obligated, under certain conditions, to purchase the generation produced by small power producers and cogeneration facilities at costs determined by the appropriate state utility commission. Generation facilities that meet the specifications of the regulations are known as qualifying facilities (QFs). As of December 31, 1998, the Company had a total of 109 megawatts of maximum contractual firm capacity under 15 contracts with QFs. The Company also had contracts with three projects at fluctuating short-term avoided cost rates. All QF contracts currently delivering power to the Company at long-term rates have been approved by either the PUCN or the CPUC, and have QF status as approved by FERC. One long-term QF contract terminates in 2006, one terminates in 2039, and the remainder terminate between 2014 and 2022.

     Energy purchased by the Company from QFs constituted 10% of the net system requirements during 1998. These contracts continue to provide useful diversity for the Company in meeting its peak load. All the QFs from which the Company makes firm purchases are either geothermal (87%), hydroelectric or biomass.

     The actual QF firm capacity output under contract was 64 megawatts during the summer of 1998. The actual QF output for all non-utility generator deliveries during the summer 1998 peak was 83 megawatts. The table on page 12 reflects actual performance during the 1998 summer peak period. A difference exists between the non-utility generator figures and the table on page 12 because the 1998 figure is actual and the remaining years are forecasts. Any capacity shortfall created by under-performance was included in the Company's 1998 amended resource plan.

Transmission

     In planning its transmission capacity, the Company considers generation and purchased power options, as well as the requirements for providing retail and wholesale transmission services.

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

     The Company's transmission intertie system provides access to regional energy sources.

     Completion of the Alturas Intertie in 1998 provides the means of serving existing native load and new customers, and significantly increases the Company's capacity to import more firm capacity and energy from other regions. See Alturas Intertie discussion, page 11.

Fuel Availability

     The Company's 1998 fuel requirements for electric generation were provided by natural gas (60.7%), coal (39.0%) and oil (0.3%). During 1998 natural gas remained the fuel of choice, over oil, for generation plants other than Valmy, which is a coal-fired plant.

     The average costs of coal, gas and oil for energy generation per million British thermal units (MMBtu) for the years 1994-1998 were as follows:

                                                    Average Consumption Cost ($/MMBtu)

                                1994            1995             1996             1997              1998
                            ------------   --------------   --------------   ---------------   ---------------

      Gas                       $2.19            $1.65            $2.10             $2.03             $2.12
      Coal                       2.07             2.19             1.88              1.80              1.56
      Oil                        3.37             3.80             3.48              3.35              3.96

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

     The Company's long-term contract with Black Butte Coal Company (Black Butte) for coal shipments to Valmy from the mine near Rock Springs, Wyoming, remains in effect until June 30, 2007, or until all volume requirements under the contract are delivered and/or canceled. Due to previous accelerated purchases and cancellations and continuing cancellations of minimum monthly volume obligations (described below), the Company projects it will fully satisfy all volume requirements and that termination of the contract will occur sometime in early to mid-2002. At that time, absent divestiture, the Company will pursue lower fuel cost alternatives, which may include additional purchases of spot market coal should pricing remain favorable.

     Beginning in June 1996, the Company, along with its joint-ownership partner (Idaho Power Company), implemented an economic cancellation strategy which essentially buys down minimum tonnage requirements under the Black Butte contract rather than taking physical delivery of the coal. Canceling the Black Butte tonnage creates various economic and operating benefits, primarily opportunity to buy lower-cost spot market coal and reduce overall fuel costs.
In June 1996, the Company and Idaho Power expended $5 million ($2.5 million each) to cancel all minimum volume requirements for the 1996-97 contract year. The Company agreed with Idaho Power to satisfy even more volume requirements in the fall of 1996 and in June 1997 by matching the dollar cost of Black Butte tonnage purchased by Idaho Power for delivery to Idaho's coal-fired Jim Bridger plant. The Company expended $3.8 million for these matching cancellations. Since July 1997, the Company and Idaho Power have canceled (or delivered to the Bridger plant) minimum Black Butte volume requirements on a monthly basis. During the third quarter 1998, minimum contract quantities were delivered to Idaho Power's Bridger plant, with these deliveries credited to Valmy requirements under the Black Butte contract.

     The Company's long-term coal contract with Canyon Fuel Company, LLC (Canyon), which provides coal for Valmy from Canyon's SUFCO mine in Central Utah, expires on June 30, 2003. This contract also contains minimum volume requirements which the Company expects to meet each year until termination. The current owner of the SUFCO mine is Arch Coal, Inc., which acquired ARCO Coal (the previous owner of the Canyon Fuel properties, including SUFCO) on June 1, 1998.

     During 1998, several short-term agreements for the purchase of spot market coal were executed. The source of this coal is the Uinta Basin of Utah. These spot market purchases supplement base volume requirements under the Company's long-term coal contracts at a cost approximately one-half that of contract coal.

     The total amount of coal burned at the Valmy Power Plant during 1998 was
1.6 million tons. As of December 31, 1998, the coal inventory level was 272,332 tons, or approximately 47.6 days of consumption at 100% capacity. The Company targets an average annual coal stockpile sufficient to provide 30 days supply at full load.

     Valmy had coal delivered under a June 30, 1986 contract with the Union Pacific Railroad Company (UP). This contract expired on July 31, 1997 and the parties were unable to reach an agreement on a new contract. Subsequently, the UP filed a common carrier rate under which these coal deliveries moved while negotiations were ongoing.

     On August 1, 1997, the Company and Idaho Power filed a complaint with the Surface Transportation Board (STB) alleging that rates assessed by UP to move coal from Sharp, Utah to Valmy exceeded a maximum reasonable level and that UP possesses market dominance over that traffic. The Company and Idaho Power requested that the STB prescribe maximum reasonable rates, along with related rules and service terms for this movement. UP counterclaimed that no such market dominance exists and consequently, the STB did not have jurisdiction.

     While this case proceeded, the Company and Idaho Power continued to negotiate a solution to the dispute. Although the Company and Idaho Power were unable to negotiate rates with the UP which were believed to be reasonable based on the railroad's variable cost of transportation, the rates finally obtained were very similar to those in the previous agreement and will allow the utilities to continue shipping contract coal, as well as spot market coal, to the Valmy power plant. Two new 3-year transportation agreements (one UP direct haul and one UP/Utah Railway joint haul) were executed with the UP, with an effective date of June 1, 1998.

     During 1998, the Company operated the Pinon Pine facility almost exclusively on natural gas. Although no coal was purchased in 1998 for synthetic gas production in the plant's coal gasification facility, approximately 19,000 tons were purchased in 1997. This inventory has been more than sufficient to fuel the gasifier during its limited operation in 1998. Total coal burned in the gasifier during 1998 was 488.5 tons, with another 500 tons being sold to a local manufacturer. Petroleum coke (used for gasifier startup) purchased in 1998 was 404 tons, with 913 tons being burned. The Company expects to purchase additional coal tonnage on a spot market basis from Arch Coal's SUFCO mine to meet any coal gasification requirements.

     The Company meets its needs for residual oil for generation through purchases on the spot market. With no other mitigating factors, the Company's residual oil inventory policy is to maintain 50,000 to 75,000 barrels at each of its Tracy and Ft. Churchill generating plants. Based on Year 2000 contingency plans, the Company is contemplating the possibility of increasing storage to full capacity prior to 1/1/2000, which would provide up to 17 days' supply at full load operation. The actual residual oil inventory level at these two sites was 114,960 barrels as of December 31, 1998, which is equal to 4.3 days' supply at full load operation. Total residual oil consumption in 1998 was 64,106 barrels. Approximately 83 percent of this consumption occurred in the month of December, with extremely cold temperatures resulting in gas supplies being restricted for retail customer demand.

                             NATURAL GAS BUSINESS

BUSINESS AND COMPETITIVE ENVIRONMENT

     The Company's natural gas business is a local distribution company (LDC) in the Reno/Sparks area that accounted for $99.5 million in 1998 operating revenues, or 13.6% of total Company operating revenues. Growth in the Company's service territory continues to be strong. Residential customer growth during 1998 was 4.4%. Residential sales growth has been boosted by an increase in multi-family housing construction activity and an aggressive residential marketing campaign targeting existing propane and fuel oil conversions. The overall natural gas customer growth rate was 4.0% for the year.

     Natural gas offers significant economic and environmental advantages over other energy sources for space heating, water heating and other uses in residential, commercial and industrial applications. Growth in the residential and small commercial sector is expected to continue as new developments in the Company's distribution service area are planned. A new record peak day sendout of 125,457 decatherms was reached on December 22, 1998.

Competitive Issues

     Contracts established during the last three years under the Company's Value Based Service Tariff (VBST) are being successfully renewed as the old contracts expire. During 1998, four contracts were renewed and one new contract was signed under the VBST tariff designed to enable the Company to compete with competitive service options for its largest customers. At December 31, 1998, the Company had ten VBST contracts in place with customers.

     The Company's natural gas LDC business is subject to competition from other suppliers and other forms of energy available to its customers. Large customers with fuel switching capability compare natural gas prices on an interruptible basis to alternative energy source prices. Four customers now secure their own gas supplies, with the Company providing transportation service on its distribution system.

FACILITIES AND OPERATIONS

     The Company has contracted for firm winter-only and annual gas supplies with 12 Canadian and domestic suppliers to meet the firm requirements of its LDC and electric operations. The contracts total 157,000 decatherms per day through February 1999; 152,000 decatherms per day for March 1999; 93,000 decatherms per day through April 1999; 78,000 decatherms per day for May through October 1999 and 65,000 decatherms per day for the remainder of the year. Most of these contracts provide for a fixed price. This ensures that the Company is able to lock in a significant portion of its gas supply cost while retaining the flexibility to purchase spot market supplies.

     The Company's firm natural gas supply is supplemented with natural gas storage services and supplies from a Northwest Pipeline Co. facility located at Jackson Prairie in southern Washington and a liquified natural gas (LNG) storage from a facility located near Lovelock, Nevada. The LNG facility is operated by Paiute Pipeline Company and is used for meeting peak demand. The Jackson Prairie and LNG facilities can contribute a total of approximately 48,000 decatherms per day of peaking supplies. The Company meets its peak day requirements above Northwest/Paiute capacity with firm transportation capacity on the Tuscarora pipeline and Pacific Gas Transmission Company (PGT) pipeline.

     Starting November 1, 1996, the Company entered an agreement to sell winter seasonal peaking capacity supplies to another company over a seven year period. The contract provides for the payment to the Company of a monthly reservation charge, reimbursement of pipeline capacity charges during the winter, and a volumetric commodity charge based on the market price for natural gas. The Company was able to enter into this agreement due to the ability of its power plants to utilize alternative fuels and its power importation option.

     Following is a summary of the transportation and approximate storage capacity of the Company's current gas supply program. Firm transportation capacity on the Northwest/Paiute system exists to serve primarily the LDC. Firm transportation capacity on the PGT/Tuscarora system exists primarily to serve the Company's electric generating plants. Storage capacity is generally used for the peaking requirements of the LDC.

Transportation Capacity

      Northwest         -       68,696   decatherms per day firm
                                90,000   decatherms per day interruptible
      Paiute            -      103,774   decatherms per day firm from November through March
                                61,044   decatherms per day firm from April through October
                                90,000   decatherms per day interruptible
      NOVA              -       30,000   decatherms per day firm
      ANG               -       30,000   decatherms per day firm
      PGT               -       30,000   decatherms per day firm
                                40,270   decatherms per day firm (winter only)
                                90,000   decatherms per day interruptible
      Tuscarora         -      104,000   decatherms per day firm
                                60,000   decatherms per day interruptible

Storage Capacity

      Williams          -      281,242   decatherms from Jackson Prairie
                                12,687   decatherms per day from Jackson Prairie
      Paiute            -      463,034   decatherms from Lovelock LNG
                                35,078   decatherms per day from Lovelock LNG facility

     Total LDC decatherm supply requirements in 1998 and 1997 were 14.9 million decatherms and 12.4 million decatherms, respectively. Electric generating fuel requirements for 1998 and 1997 were 35 million decatherms and 32 million decatherms, respectively.

     As of December 31, 1998, the Company owned and operated 1,296 miles of three-inch equivalent natural gas distribution lines.

WATER BUSINESS

     The water distribution business contributed $49.1 million (6.6%) to the Company's 1998 operating revenues.

     The PUCN issued an order in April of 1998 on the application filed in 1997, requesting authorization to increase general water rates for all classes of customers to recover approximately $119 million in net plant additions to the water facilities due to the passage of the Safe Drinking Water Act in 1986 and increased capacity. The final order resulted in an overall increase of $4.3 million in general rates. This equates to a 9.4% increase to the average customer.

     Water production in 1998 totaled 22.1 billion gallons. 2.5 billion gallons were produced from the Company's groundwater wells. The remaining 19.6 billion gallons were treated through the Company's two water treatment facilities; the Chalk Bluff Water Treatment Plant and the Glendale Water Treatment Plant. The Company's peak day send-out of water during 1998 was 130.9 million gallons, a 7.9% increase over the 124 million gallon peak set in 1997. The sizable peak day increase was due to abnormally warm weather with temperatures in excess of 100 degrees for more than a week. Overall weather conditions during the year produced an average snow pack with a cool late spring, thus annual production was down 5.1%.

     The Company's water supplies are from both surface and groundwater sources, with the addition of drought storage and refill provisions sufficient to withstand prolonged drought conditions. The surface water source is the Truckee River, which originates in Lake Tahoe and flows north and east through the cities of Reno and Sparks to Pyramid Lake, located northeast of Reno.

          The Company's groundwater comes from 24 supply wells located around the Reno/Sparks area. Man-made contaminants, perchloroethylene, from local business operations have been found at levels exceeding the drinking water standards in five of these wells. All five of these wells have now been fit with treatment equipment which allows them to be returned to operation and deliver water to the system which meets federal standards. The newly formed Washoe County remediation district sent out the first bills to collect funds to reimburse the Company for the cleanup of this groundwater contaminant in these five wells. One of these five wells is currently out of service due to a fuel leak at a near by gas station and the impending threat of MTBE or petroleum contamination. The Company has been putting pressure on the regulatory agencies and the perpetrator to put the appropriate barriers in place so that this well may be pumped for remediation purposes.

          Additionally, the Company has four wells which currently exceed the federal drinking water standard for naturally occurring arsenic concentrations. Production from three of these wells continues by blending water treated at the Glendale Water Treatment Plant. The fourth well is out of service pending treatment. The Company's water laboratory research staff are developing options to assure that the Company is prepared to meet new arsenic standards.

          A favorable decision rendered by the state engineer allowing the transfer of agricultural water rights to municipal use for new development in the Truckee Meadows has been appealed by Churchill County and the City of Fallon in District Court. The Company continues to provide a temporary back up of the protested water rights by pledging the Company's certificated rights to back up the protested transfers so the state engineer will continue to sign subdivision maps. This process has enabled water service commitments to continue until protests can be cleared.

          The Company continues to pursue the Negotiated Settlement which has been under development for several years. The Company is currently operating under a Preliminary Settlement Agreement (PSA) and interim storage contract until negotiations are completed and the final Truckee River Operating Agreement
(TROA) is completed. A draft environmental impact statement (EIS) and contract was issued in early 1998 for review and comments and a final EIS will be prepared subsequent to the completion of the TROA. The Negotiated Settlement is a complex set of agreements on Truckee River issues involving the United States, California and Nevada governments, the Pyramid Lake Paiute Tribe and the Company. It is expected the agreement will be finalized this year. During 1998, these negotiations progressed with the resolution of many issues toward the completion of the draft TROA. Once in effect, the new agreement will allow the Company use of federal reservoirs for drought reserve storage.

          The Company plans to rebuild the Farad dam and put the Farad Hydro plant back into service in 2000. The dam was destroyed during the New Year's flood of 1997. The water rights associated with the hydro facilities and part of the Negotiated Settlement provide for river flows to the water division and therefore, the four Truckee River hydro plants will stay with the water business even after generation divestiture. See Merger/Generation Divestiture discussion at page 6.

          As a condition of the Negotiated Settlement, the Company's unmetered residential water customers must be converted to metered service. A meter retrofit program was approved by the PUCN and began in 1995. Funding for the program is provided by new business development and administered by the Company. The program has installed 4,897 meters (12% of 1995 unmetered customers) and 8,301 boxes without meters (35% of 1995 customers without facilities for meter installation) since the program's inception. Meter boxes without meters are installed when roads and sidewalks are replaced. When a meter is installed, installation costs are significantly lower if the box is already in place. During 1998, 1,125 meters and 3,099 boxes were installed with contributed funds. At this time, only customers who volunteer for the program may have meters installed. Water meters have been required in all new construction since 1986.

          The Company has entered into several wholesale water agreements to treat and supply Truckee River water to developments served by Washoe County. In addition, the Company has entered into an agreement to purchase the Silver Lake Water Company pending approval by the PUCN. The Company plans to begin operation of the two Silver Lake wells and metering, billing, and customer services in October 1999 assuming PUCN approval is received.

CONSTRUCTION PROGRAM

          Construction expenditures, including allowance for funds used during construction (AFUDC), for 1998 were $183.4 million (including contributions in aid of construction) and for the period 1994 through 1998 were $804.0 million. Estimated construction expenditures for 1999 and the period 2000-2003 are as follows (dollars in thousands):


                                                                                                        Total
                                                                    1999             2000-2003          5-Year
                                                                    ----             ---------          ------
Electric Facilities                                              $ 87,856            $  414,101      $ 501,957
Water Facilities                                                   20,795               117,448        138,243
Gas Facilities                                                     11,032                40,920         51,952
Common Facilities                                                   5,383                15,208         20,591
                                                       --------------------------------------------------------
                Total Construction Expenditures                  $125,066            $  587,677      $ 712,743
                                                       ========================================================

AFUDC                                                             ($1,995)             ($19,616)      ($21,611)
Net Salvage, including cost of removal                               (120)                 (400)          (520)
Net Customer Advances and
     Contributions in Aid of Construction                         (10,242)              (40,620)       (50,862)
                                                       --------------------------------------------------------
                Total Cash Requirements                          $112,709            $  527,041      $ 639,750
                                                       ========================================================

          Total construction expenditures estimated for 1999 and the 2000-2003 period, for each segment of the Company's business, consist of the following (dollars in thousands):


                                                                                                        Total
                                                                    1999             2000-2003          5-Year
                                                                    ----             ---------          ------
Electric Facilities
         Distribution                                            $49,802           $  205,546           $255,348
         Generation                                                9,010                    -              9,010
         Transmission                                             20,889              191,465            212,354
         Other                                                     8,155               17,090             25,245
                                                       ----------------------------------------------------------
                                                                 $87,856           $  414,101           $501,957
                                                       ==========================================================

Water Facilities
         Treatment and Supply                                    $ 5,302           $   44,140           $ 49,442
         Distribution                                             15,161               72,029             87,190
         Other                                                       332                1,279              1,611
                                                       ----------------------------------------------------------
                                                                 $20,795           $  117,448           $138,243
                                                       ==========================================================

Gas Facilities
         Distribution                                            $10,068           $   35,913           $ 45,981
         Other                                                       964                5,007              5,971
                                                       ----------------------------------------------------------
                                                                 $11,032           $   40,920           $ 51,952
                                                       ==========================================================

GENERAL REGULATION

          The Company is subject to the jurisdiction of the PUCN and the CPUC with respect to rates, standards of service, siting of and necessity for generation and certain transmission facilities, accounting, issuance of securities and other matters with respect to electric operations. The PUCN also has jurisdiction with respect to the Company's gas and water operations. The Company submits integrated resource plans regarding its electric, gas, and water business operations to the PUCN for approval. /2/

          Under federal law, the Company is subject to certain jurisdictional regulation, primarily by the FERC. The FERC has jurisdiction under the Federal Power Act with respect to rates, service, interconnection, accounting, and other matters in connection with the Company's sales of electricity for resale and the transmission of energy for others. The FERC also has jurisdiction over the natural gas pipeline companies from which the Company takes service.

          As a result of regulation, many of the fundamental business decisions of the Company, as well as the rate of return it is permitted to earn on its utility assets, are subject to the approval of governmental agencies.

          The Company is also subject to regulation by environmental authorities. See Environment.
                 -----------

RATE PROCEEDINGS

          During 1998, 87% of the Company's revenues were from retail sales of electricity, natural gas and water in Nevada; 5% from retail sales of electricity in California and 8% from sales of electricity and gas for resale.

----------------------
/2/ It should be noted that under Assembly Bill 366 it has been proposed that the PUCN begin developing resource planning for electric requirements within the State of Nevada after December 31, 1999.

Nevada Matters

          Effective April 29, 1998, the PUCN approved a $4.3 million annual (or 9.4%), water rate increase.

          On July 1, 1998, the Company filed its electric resource plan with the PUCN. The plan discussed generation and transmission alternatives that would supply Northern Nevada with electricity for the period 1998 through 2017. On October 6, 1998, hearings on the transmission system impact study were held.
The stipulation reached at the hearings required the Company to re-file its resource plan at a later date, with an updated load forecast and more detailed analysis. The plan was re-filed on December 15, 1998 and hearings will be held in early 1999.

          See Item 7, Nevada Matters for a discussion of Nevada restructuring.
                      ------

California Matters

          On January 1, 1998, as a result of the CPUC's December 16, 1997 Transition Plan order, the Company implemented a 10%, or a $2.9 million annual, rate reduction for its residential and small commercial customers using less than 20 kw of demand monthly. To mitigate the economic effects, the Company is issuing rate reduction bonds pursuant to securitization authority of the CPUC.

          See Item 7, Nevada Matters, California Matters, and FERC matters and
                      --------------  -------------------     ------------
Note 2 of the Consolidated Financial Statements.

ENVIRONMENT

General

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

          The Company's board of directors has a comprehensive environmental policy and a separate board committee on environmental compliance which oversees corporate performance and achievements related to the environment. The Company's corporate environmental policy emphasizes environmental stewardship.

1998 Activities

          The Company conducted compliance audits on 38 sites. No additional remediation is required as a result of these audits.

          In 1995, the Company identified one site formerly used for manufacturing gas from oil. This site was sold in 1997 with full disclosure to the buyer. Shortly after the sale, the buyer notified the Company of its intent to file legal action. To date, no such action has been taken. In July, 1998, the Company entered into an agreement with the buyer to mitigate the contamination on site to an acceptable level. Remediation is scheduled to be completed during the second quarter of 1999. Presently, the total cost for this site is estimated to be $850,000, of which approximately $100,000 has been spent through December 31, 1998. The remaining balance has been accrued as a liability.

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

          The Company has recorded a preliminary liability for the Sites of $650,000, of which approximately $120,000 has been spent through December 31, 1998. Once evaluations are completed, the Company will be in a better position to estimate and record the ultimate liabilities for the Sites.

          The Company continued and initiated several actions in accordance with its policy to be an environmental leader in principle and practice. These actions have:

   Resulted in reduced pollutant and greenhouse gas emission rates at power plants;
   Demonstrated stewardship of wildlife and waterfowl habitat on and adjacent to Company property;
   Improved water quality conditions; and
   Lowered the cost of compliance with environmental regulations.

          During 1998, the Company was awarded bonus sulfur dioxide emission allowances by the EPA for its use of geothermal energy, a renewable resource. Under the Acid Rain Rule of the Clean Air Act, bonus emission allowances are generated to utilities that have avoided sulfur dioxide emissions by using renewable energy to generate electricity. In 1998, the Company received 623 bonus allowances.

GENERAL  FACILITIES

Leases

          The Company continues to sublease available space in Sierra Plaza, its general office complex, to outside companies and other organizations. The largest lease, which is with Microsoft Licensing, Inc. runs until 2002. Also a local law firm has signed a lease providing for occupancy starting in the Fall of 1999.

GENERAL - LEASEHOLDS

          During the year, the Company operated portions of its electric system as lessee under a lease agreement with Truckee-Carson Irrigation District
(TCID). The Company also operates a lease agreement with the Mineral County Power System.

          Under terms of the TCID lease, the Company was obligated to pay an annual lease payment of $108,000 plus 2% of gross revenues derived from operations within the leasehold area. This area covers portions of

Washoe (excluding Reno/Sparks), Lyon, Storey and Churchill counties in Nevada. In 1998, the Company paid approximately $410,000 as 2% of gross revenues representing royalties through July 1998 when the lease expired.

     The lease, which expired in July 1998, obligated TCID to purchase all Company capital improvements unless the lease was renewed. The Company and TCID are currently negotiating a new lease. To date, capital improvements, net of depreciation, total $22.8 million.

     Under terms of the Mineral County Power Systems lease, the Company is obligated to pay, on a sliding scale, a percentage of gross revenues derived from operations within the leasehold area. The leasehold area includes the towns of Hawthorne, Mina, and Luning, along with other unincorporated towns roughly 100 miles southeast of Reno. During 1998, the Company paid $131,000 on gross revenues of $5.5 million. The lease expires in 2000. As with TCID, Mineral County Power System is obligated to purchase any Company capital improvements unless the lease in renewed. To date, capital improvements, net of depreciation, total $7.0 million.

GENERAL - FRANCHISES

     The Company has nonexclusive franchises or revocable permits, in fact by grant (in most cases for specified terms of years) or in effect by acquiescence, to carry on its business in the localities in which its respective operations are conducted in Nevada and California. The franchise requirements of the various cities and counties in which the Company operates provide for payments based on gross revenues. During 1998, the Company collected $8.2 million in franchise fees based on gross revenues. It also paid and recorded as expense $1.0 million of fees based on net profits.

Franchise                                               Type of Service                            Expiration Date
------------------------------------         ----------------------------------           -------------------------------
Reno                                            Electric, Gas and Water                      January                 2006
Sparks                                          Electric                                     May                     2006
Sparks                                          Gas                                          May                     2007
Sparks                                          Water                                        April                   2004
Carson City                                     Electric                                     February                2012
City of Elko                                    Electric                                     April                   2017
City of South LakeTahoe                         Electric                                     April                   2018
Washoe County                                   Gas and Water                                May                     2015
Washoe County                                   Electric                                     September               2015
Eureka County                                   Electric                                     July                    2018

          The Company applies for renewal of franchises in a timely manner prior to their respective expiration dates.

GENERAL  RESEARCH AND DEVELOPMENT

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

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

  The Company is a wholly-owned subsidiary of Sierra Pacific Resources and, as such, its common stock is not publicly traded and no market exists for it. Cash dividends declared on common stock were as follows (dollars in thousands):

                         1998      1997
                        -------   -------

  First Quarter         $19,000   $18,000
  Second Quarter         19,000    18,000
  Third Quarter          19,000    18,000
  Fourth Quarter         19,000    18,000
                        -------   -------

        Total 1998      $76,000   $72,000
                        =======   =======


     Note: The dividends scheduled above represent payments from the Company to its parent, Sierra Pacific Resources. Dividends declared by SPR on its publicly traded stock totaled $40.3 million during 1998.

     After provision for payment of dividends on all outstanding shares of preferred stock and subject to limitations in the Company's restated articles of incorporation and its indentures, dividends may be paid on the common stock out of any funds legally available for that purpose when declared by the board of directors. As of December 31, 1998, approximately $84.0 million of retained earnings were available for the payment of dividends on common stock under the most restrictive of these limitations.

ITEM 6.      SELECTED FINANCIAL DATA

                                       Year Ended December 31,
                                       (dollars in thousands)
                      ----------------------------------------------------------
                          1998           1997           1996           1995           1994
                      ------------   ------------   ------------   ------------   -----------
Operating Revenues    $  734,332     $  657,540     $  619,724     $  597,784     $  603,193
                      ==========     ==========     ==========     ==========     ==========
Operating Income      $  126,194     $  120,172     $  107,008     $  101,811     $   95,983
                      ==========     ==========     ==========     ==========     ==========
Income Before
Preferred Dividends   $   86,020     $   83,127     $   73,651     $   65,983     $   60,863
                      ==========     ==========     ==========     ==========     ==========
Income Applicable
  To Common Stock     $   80,561     $   77,668     $   67,351     $   58,609     $   52,929
                      ==========     ==========     ==========     ==========     ==========

Total Assets          $2,011,820     $1,912,242     $1,842,628     $1,729,818     $1,605,710
                      ==========     ==========     ==========     ==========     ==========
Long-Term Debt and
   Redeemable
   Preferred Stock    $  654,950     $  655,389     $  655,787     $  547,124     $  531,233
                      ==========     ==========     ==========     ==========     ==========
Cash Dividends Paid
   On Common Stock    $   75,000     $   70,000     $   63,000     $   54,000     $   51,000
                      ==========     ==========     ==========     ==========     ==========


ITEM 7. MANAGEMENT'S DISCUSSIN AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

     Net income before preferred dividends in 1998 was $86.0 million, an increase of $2.9 million over 1997. The Company was authorized to earn a return on equity of 12% in its Nevada electric operations and 12% and 11.25%, respectively, in its Nevada gas and water operations. The Company earned in excess of its allowed regulated returns for its electric and gas operations and therefore, under its currently effective rate settlement, the Company anticipates it will make refunds to customers reflecting one half of the excess earnings. Appropriate reserves have been recorded to reflect the anticipated refunds. California operations were authorized to earn a return on common equity of 11.6% in 1998. See Regulatory Matters for more discussion of these issues.

     Nevada, the Company's primary jurisdiction, uses a marginal cost method for setting electric and gas rates by customer class. As a result, changes in sales mix can result in variations in revenues, regardless of changes in total consumption.

   The components of gross margin are set forth (dollars in thousands):


                                                                 1998                    1997                     1996
                                                            ---------               ---------                ---------
Operating Revenues:
       Electric                                             $ 585,657               $ 540,346                $ 507,004
       Gas                                                     99,532                  70,675                   67,376
       Water                                                   49,143                  46,519                   45,344
                                                            ---------               ---------                ---------
           Total Revenues                                     734,332                 657,540                  619,724
                                                            ---------               ---------                ---------

Energy Costs:
       Electric                                               271,773                 231,473                  223,177
       Gas                                                     65,430                  38,135                   33,859
                                                            ---------               ---------                ---------
           Total Energy Costs                                 337,203                 269,608                  257,036
                                                            ---------               ---------                ---------
                 Gross Margin                               $ 397,129               $ 387,932                $ 362,688
                                                            =========               =========                =========

Gross Margin by Segment:
       Electric                                             $ 313,884               $ 308,873                $ 283,827
       Gas                                                     34,102                  32,540                   33,517
       Water                                                   49,143                  46,519                   45,344
                                                            ---------               ---------                ---------
           Total                                            $ 397,129               $ 387,932                $ 362,688
                                                            =========               =========                =========

     The causes for significant changes in specific lines comprising the results of operations for the years ended are provided (dollars in thousands):


                                                   1998                                     1997                       1996
                                      ----------------------------           -------------------------------     ---------------

                                                      Change from                                Change from
                                         Amount        Prior year               Amount            Prior year            Amount
                                      -----------    -------------           -----------        -------------        -----------
Electric Operating Revenues:
     Residential                      $   169,109             3.7%           $   163,003              0.9%           $   161,543
     Commercial                           178,752             1.9%               175,386              1.2%               173,222
     Industrial                           184,820             4.7%               176,463             13.9%               154,954
                                      -----------       ----------           -----------          --------           -----------

     Retail  revenues                     532,681             3.5%               514,852              5.1%               489,719
     Other                                 52,976           107.8%                25,494             47.5%                17,285
                                      -----------       ----------           -----------          --------           -----------
       Total Revenues                 $   585,657             8.4%           $   540,346              6.6%           $   507,004
                                      ===========       ==========           ===========          ========           ===========


     Total retail sales
     megawatt-hours (MWH)               8,047,650             3.9%             7,743,799              8.1%             7,161,507
                                      -----------       ----------           -----------          --------           -----------


     Average retail revenue per MWH   $     66.19            -0.4%           $     66.49             -2.8%           $     68.38

     In 1998, residential and commercial revenues increased due to 2% and 3% increases in customers, respectively. Industrial revenues were higher in 1998 because of higher use per customer, primarily in the mining industry where several of the Company's customers expanded operations during 1998. The increases in revenues for residential, commercial and industrial were all partially offset by a rate reduction that went into effect March 1997. The increase in other revenues primarily resulted from higher wholesale electric sales and a smaller charge for customer refunds. Higher wholesale sales in 1998, $33.1 million compared to $13.3 in 1997, reflect an increased focus on this business opportunity. The 1998 provision for customer refunds was $4.4 million compared to $7.3 million in 1997.

     Residential and commercial revenues increased slightly in 1997 as a result of a 3% increase in customers. The increase in revenues was partially offset by a rate reduction that went into effect March 1997. Industrial revenues increased because of higher use per customer (primarily in the mining segment). The increase in industrial revenues was also offset by the March 1997 rate reduction. Other revenues were higher in 1997 primarily due to a customer refund charge of $7.3 million compared to $12.7 million in 1996.


                                                       1998                                   1997                         1996
                                           ------------------------------         ------------------------------       ------------

                                                             Change from                            Change from
                                               Amount         Prior year              Amount         Prior year           Amount
                                           ------------     -------------         -------------    -------------       ------------
Gas Operating Revenues:
  Residential                              $     43,833             14.1%         $     38,410            8.5%         $     35,400
  Commercial                                     22,022             12.3%               19,606            6.0%               18,499
  Industrial                                     12,368              6.8%               11,580            6.0%               10,923
  Miscellaneous                                   (720)             -6.2%                (678)         -177.9%                  870
                                           ------------       -----------         ------------      ----------         ------------
  Total retail revenue                           77,503             12.5%               68,918            4.9%               65,692
  Wholesale revenue                              22,029           1153.8%                1,757            4.3%                1,684
                                           ------------       -----------         ------------      ----------         ------------
  Total Revenues                           $     99,532             40.8%         $     70,675            4.9%         $     67,376
                                           ============       ===========         ============      ==========         ============

  Sales (Decatherms):
  Retail                                     14,142,782             13.3%           12,487,087            6.3%           11,749,434
  Wholesale                                  11,738,372           1278.6%              851,459          -27.8%            1,180,072
                                           ------------       -----------         ------------      ----------         ------------
  Total                                      25,881,154             94.0%           13,338,546            3.2%           12,929,506
                                           ------------       -----------         ------------      ----------         ------------

  Average revenues per decatherm
  Retail                                   $       5.48             -0.7%         $       5.52           -1.3%         $       5.59
  Wholesale                                $       1.88             -8.7%         $       2.06           44.1%         $       1.43


     Residential, commercial and industrial revenues increased in 1998 because of a 4% increase in customers and colder than normal weather during the year. The increase in wholesale revenues reflects the Company's increased focus on this business opportunity.

     Residential, commercial and industrial operating revenues increased in 1997 as a result of a 5% increase in customers. The increase in industrial revenues was partially offset by lower use per customer. Miscellaneous revenues were lower in 1997 because of a $1.8 million charge for customer refunds. Wholesale revenues did not change materially in 1997.


                                                1998                                       1997                           1996
                                  ------------------------------------      ------------------------------------     ---------------

                                                          Change from                                Change from
                                         Amount            Prior year              Amount             Prior year            Amount
                                        --------         -------------            --------          -------------          --------
Water Operating Revenues                $ 49,143                  5.6%            $ 46,519                 2.6%            $ 45,344
                                        ========            ==========            ========            =========            ========

     Water revenues were higher in 1998 because of a 3% increase in customers and an April 1998 price increase. The 1997 revenues were also higher due to a 3% increase in customers.


                                                      1998                                      1997                       1996
                                       ------------------------------------        --------------------------------     -----------

                                                           Change from                              Change from
                                          Amount            Prior year               Amount          Prior year            Amount
                                       -----------       ----------------          -----------     --------------       -----------
Purchased Power                        $   156,970             20.2%               $   130,612           6.8%           $   122,272

Purchased Power MWH                      4,623,959             20.5%                 3,836,975           0.2%             3,829,534
Average cost per MWH of
      Purchased Power                  $     33.95             -0.3%               $     34.04           6.6%           $     31.93


     Purchased power costs were significantly higher in 1998 due mostly to the costs associated with higher wholesale electric sales as discussed previously. To a lesser extent system load growth also contributed to higher purchased power costs.

     Purchased power costs increased in 1997 due to higher costs per MWH because of the reduced availability of low cost hydropower. As a result, the Company only slightly increased the volume of electricity purchased, and instead increased its generation to meet the growing demand.


                                                  1998                                      1997                           1996
                                  -----------------------------------------     -----------------------------------     -----------

                                                          Change from                                Change from
                                         Amount            Prior year               Amount            Prior year           Amount
                                      -----------        --------------            -----------      --------------      -----------
Fuel for Power Generation             $   114,803              13.8%               $   100,861          -1.7%           $   102,601

 MWHs generated                         5,524,262              13.7%                 4,859,203           4.1%             4,668,598
Average cost per MWH of
      Generated Power                 $     20.78               0.1%               $     20.76          -5.6%           $     21.98

     The costs of fuel for generation increased in 1998 because of higher generation requirements needed to meet continued customer growth and greater use per customer.

     The cost of fuel for generation decreased slightly in 1997 due to the Company's purchase of lower-cost spot coal and the operation of Pinon Pine Power Project using natural gas. These decreases were partially offset by the requirement to increase generation to meet continued growth.


                                                        1998                                   1997                        1996
                                            -----------------------------         ------------------------------       ------------

                                                             Change from                            Change from
                                               Amount         Prior year            Amount           Prior year           Amount
                                            ------------     ------------         ------------      ------------       ------------
Gas Purchased for Resale
      Retail                                $     44,473            21.2%         $     36,703             12.9%       $     32,519
      Wholesale                                   20,957          1371.7%                1,424              3.2%              1,380
                                            ------------     ------------         ------------       -----------       $-----------
      Total                                 $     65,430            71.6%         $     38,127             12.5%       $     33,899
                                            ============     ============         ============       ===========       ============

 Gas Purchased for Resale (decatherms)
      Retail                                  14,462,505            13.6%           12,727,950              7.6%         11,833,519
      Wholesale                               11,738,372          1278.6%              851,459            -27.8%          1,180,072
                                            ------------     ------------         ------------       -----------       ------------
      Total                                   26,200,877            92.9%           13,579,409              4.3%         13,013,591
                                            ============     ============         ============       ===========       ============

Average cost per decatherm
      Retail                                $       3.08             6.9%         $       2.88              4.7%       $       2.75
      Wholesale                             $       1.79             7.2%         $       1.67             42.7%       $       1.17


     Consistent with the increase in retail gas revenues from customer growth and colder weather in 1998, retail gas purchases (decatherms) were higher in 1998. The average cost per decatherm for all purchases was also higher because of an increase in the unit cost of firm and spot purchases. 1997 costs were higher for the same reasons that applied to the 1998 increases (customer growth and higher unit costs).


                                                    1998                                   1997                        1996
                                      ------------------------------     -----------------------------------     -----------------


                                                          Change from                              Change from
                                            Amount         Prior year              Amount           Prior year              Amount
                                           --------       -------------           --------         ------------            -------
Allowance for other funds used
      during construction                  $  3,797            -33.7%             $  5,723               9.4%              $ 5,231

Allowance for borrowed funds used
      during construction                     6,414             34.0%                4,785              21.9%                3,924
                                           --------        ---------              --------         ---------               -------
                                           $ 10,211             -2.8%             $ 10,508              14.8%              $ 9,155
                                           --------        ---------              --------         ---------               -------

     The total allowance for funds used during construction (AFUDC) was slightly lower in 1998 than 1997. The 1998 amount was lower due to the completion of the Pinon Pine power project in June 1998. AFUDC in 1997 exceeded the 1996 level primarily as a result of higher work in progress balances for the Alturas intertie project.


                                                           1998                                  1997                       1996
                                                -----------------------------        ------------------------------       ---------

                                                                 Change from                           Change from
                                                  Amount          Prior year           Amount          Prior year          Amount
                                                ---------       -------------        ---------        -------------       ---------
Other operating expense                         $ 116,076           -3.8%            $ 120,600             -1.0%          $ 121,798
Maintenance expense                                22,266           -4.8%               23,387             13.1%             20,672
Depreciation and amortization                      69,435            8.3%               64,117             10.3%             58,118
Income taxes                                       43,550            7.8%               40,387             11.4%             36,241
Interest charges on long-term debt                 38,890           -1.8%               39,609              6.9%             37,051
Interest charges- other                             7,659           67.1%                4,583              0.1%              4,579
Preferred dividend requirements of
     company-obligated preferred securities         4,171            0.0%                4,171            138.5%              1,749



     Other operating expense was lower in 1998 due to lower costs for stock compensation, post-retirement benefits, fuel buyouts, lower accruals for delays in the construction of Pinon, and no flood damage costs. Other operating expense for 1997 decreased primarily as a result of early retirement and severance costs incurred in 1996 but not in 1997. The 1997 decrease was offset by expenses incurred by the Pinon subsidiaries, an accrual for delays in construction of Pinon, increased fuel buyouts and flood related costs.

     Maintenance expense was lower in 1998 because of additional electric plant maintenance performed during the previous year. Maintenance expense for 1997 increased primarily as a result of costs incurred for the repair and replacement of facilities damaged during a flood that occurred in January 1997, and for the cost of more extensive plant outages than occurred in 1996.

     Depreciation expense increased in 1998 because of additional Pinon Pine facilities placed in service in June 1998. Also, 1998 depreciation was higher due to water division additions and other customer improvements added to plant in service late in 1997. Depreciation increased in 1997 primarily as a result of new facilities being placed in service. The Chalk Bluff water treatment plant and the Pinon Pine power island were placed in service in 1997. In addition, the combustion turbines at Clark Mountain received authorization to be utilized for more hours of generation, as opposed to merely peaking units. The greater expected utilization reduced the estimated service lives of the units and increased depreciation expense. Continued normal additions to the utility plant contributed to the 1996 increase.

     Operating income taxes increased in 1998 due to increases in pre-tax income and the effective tax rate. Operating income taxes increased in 1997 as a result of improved pre-tax income. See Note 6 for more information.

     Interest on long-term debt was lower in 1998 because of the redemption of $5 million of 8.65% medium-term notes on June 18, 1998. In 1997, interest on long-term debt increased, reflecting the effect of interest on debt issued during 1996 that was outstanding for all of 1997.

     Interest charges-other increased in 1998 because of higher short-term debt balances utilized to partially finance the Alturas transmission project.

     Due to the issuance in the third quarter of 1996 of 8.6% trust originated preferred securities by the Company's subsidiary, Sierra Pacific Power Capital I, preferred dividends on mandatorily redeemable preferred securities increased in 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

Construction Expenditures and Financing
---------------------------------------

  The table below provides cash construction expenditures and net internally generated cash for 1996 through 1998 (dollars in thousands):



                                                             1998              1997              1996             TOTAL
                                                        ------------      ------------      ------------      ------------
Cash Construction Expenditures                              $139,098          $110,878          $179,101          $429,077
                                                        ============      ============      ============      ============
Net cash flow from operating activities                     $153,191          $145,455          $110,666          $409,312
Less common and preferred cash dividends
paid                                                          80,459            75,459            69,559           225,477
                                                        ------------      ------------      ------------      ------------
Internally generated cash                                     72,732            69,996            41,107           183,835
Add equity contribution from parent                           17,250            27,000            36,000            80,250
                                                        ------------      ------------      ------------      ------------
Total cash available                                        $ 89,982          $ 96,996          $ 77,107          $264,085
                                                        ============      ============      ============      ============
Internally generated cash as a percentage
     of cash construction expenditures                           52%               63%               23%               43%
Total cash available as a percentage of cash
   construction expenditures                                     64%               87%               43%               61%



     The Company's estimated construction expenditures for 1999 through 2003 are $640 million. The Company estimates that 63% of its 1999 cash expenditures of approximately $113 million will be provided by internally generated funds, with the remainder being provided by the issuance of long-term and short-term debt.

     The anticipated level of internally generated cash utilized for construction of 63% anticipates that the Company will pay all of its net income in dividends to Sierra Pacific Resources. The Company anticipates receiving $26 million of common equity contribution from Sierra Pacific Resources in 1999.

Capital Structure
-----------------

     In January of 1998 the Company revised its credit facilities resulting in a $150 million 364-day credit facility for the Alturas project, and a $50 million revolving credit facility to support commercial paper activity. The $150 million Alturas credit facility was used primarily to finance the construction of the Alturas Intertie Project and the facility expired on January 29, 1999. The Company utilized $105 million of the facility during 1998. Facility fees for 1998 were approximately $120,000 for the Alturas Credit Facility, and $60,000 for the revolving credit facility. Facility fees for 1997 were approximately $110,000.

     As of December 31, 1998 the Company had no commercial paper outstanding. The Company's commercial paper is rated P2, A2 by Moody's and Standard and Poor's, respectively.

     On January 29, 1999, the Company established a new $150 million unsecured credit facility for general corporate purposes. This credit facility will expire
on December 31, 1999.   SPPC pays the lender a facility fee on the commitment
quarterly, in arrears.

     The Company's actual capital structure at December 31, 1998, 1997, and 1996 was as follows (dollars in thousands):


                                      1998                 1997                 1996
                                      -----                -----                -----
Short-Term Debt (1)         $  135,473      9%      $   75,454      6%     $   53,434      4%
Long-Term Debt                 606,450     40%         606,889     42%        607,287     44%
Preferred Stock                121,615      8%         121,615      8%        121,615      9%
Common Equity                  661,367     43%         639,556     44%        606,896     43%
                            ----------    ----      ----------    ----     ----------    ----
                            $1,524,905    100%      $1,443,514    100%     $1,389,232    100%
                            ==========    ====      ==========    ====     ==========    ====

(1) Including current maturities of long-term debt and preferred stock.

     The indenture under which the Company's first mortgage bonds are issued prescribes certain coverage ratios that must be met before additional bonds may be issued. At December 31, 1998, these coverage provisions would allow for the issuance of approximately $621.9 million in additional first mortgage bonds at an assumed interest rate of 8%. The indenture also limits the amount of first mortgage bonds that the Company may issue to 60 percent of unfunded property plus the amount of any previously issued bonds which have since been retired. Based on certifications to the trustee as of December 31, 1998, these indenture provisions would have allowed for the issuance of approximately $705.7 million in additional first mortgage bonds.

     The Company's long-term debt is rated A3, A- by Moody's and Standard & Poor's, respectively. The Company's pre-tax interest coverages for 1998, 1997 and 1996 were 3.87%, 3.86% and 3.65%, respectively.

     In December 1998 the Company issued $35 million of collateralized debt securities, previously registered in December 1996.

     On November 12, 1998 SPPC's board of directors declared a common dividend of $19.0 million, payable on or before February 1, 1999, and a preferred dividend of $1.4 million payable on or before March 1, 1999. On February 22, 1999 the SPPC board declared both a common dividend of $19.0 million and preferred dividends of $1.4 million payable on or before May 1, and June 1, 1999, respectively.

                                   REGULATORY

Nevada Matters
--------------

  The Nevada Legislature passed Assembly Bill 366 (AB 366) and Governor Miller signed it into law on July 16, 1997. This law establishes the framework for competition in the electric and gas industries in Nevada.

     In August 1997, the Public Utilities Commission of Nevada (PUCN) opened an investigatory docket on the following issues to be considered as a result of restructuring of the electric industry.


(1) Identification of all cost components in utility service and establishment of allocation methods necessary for later pricing of noncompetitive services;
(2)  Designation of services as potentially competitive or noncompetitive;
(3) Determination of rate design and non-price terms and conditions for noncompetitive services;
(4) Establishment of licensing requirements for alternative sellers of potentially competitive services;
(5)  Past (stranded) costs;
(6) Criteria and standards by which the PUCN will apply the legislative requirements concerning affiliate relations;
(7) Criteria and standards by which the PUCN will appoint providers of bundled electric service;
(8)  Consumer protection;
(9)  Anti-competitive behavior codes of conduct and enforcement;
(10) Price regulation for potentially competitive services in immature markets;
(11) Compliance plans in accordance with regulation;
(12) Options for complying with legislative mandates for integrated resource planning and portfolio standards; and,
(13) Innovative pricing for noncompetitive services.

Highlights of restructuring activity follow:

Identification of Cost Components

     On November 5, 1997, the PUCN issued an order containing the approved list of electric services for unbundling. In order to establish rates for the provision of electric services in a restructured environment, Sierra's existing rates will need to be separated, or unbundled, into "potentially competitive" and "non-competitive" functional categories. The PUCN has identified 26 such categories of electric service.

     In November 1997, Sierra and Nevada Power filed testimony and reports on electric unbundling methodologies. The PUCN held a hearing on the filings. As a result of the hearing, all parties were instructed to work towards consensus on the methodologies. Unbundling Consensus Report No. 2 was filed by Nevada Power on March 19, 1998 on behalf of all parties and reported that consensus was reached on all remaining issues.

Designation of Services as Potentially Competitive or Noncompetitive

     On August 20, 1998 the PUCN issued a final order designating certain services as potentially competitive or noncompetitive. The PUCN deemed that generation and aggregation had already been designated potentially competitive as a result of AB366. Additionally, the PUCN deemed customer services, metering, and billing as potentially competitive services. However, the PUCN also authorized the regulated electric distribution utility to provide billing and customer service to its customers (i.e. alternative sellers) for any services provided to those customers.

Distribution Non-price Terms and Conditions

     The PUCN issued an order adopting final regulations for non-price terms and conditions of distribution services on January 7, 1999. In this order, the PUCN delineated the roles and responsibilities of the electric distribution utility and the alternative sellers for various processes and procedures including new service connections, change orders, basic maintenance processes, etc.

Licensing of Alternative Sellers and Consumer Protection Requirements for Alternative Sellers

     The PUCN issued proposed rules on licensing of alternative sellers and consumer protection requirements for alternative sellers. These rules provide the licensing and reporting requirements of alternative sellers and establish the conduct required when alternative sellers provide generation or aggregation services to residential and small commercial customers.

     The Company filed comments and attended hearings on the proposed rules during September, October, and November. On November 13, 1998 the PUCN adopted a final rule for consumer protection and voted to reissue the licensing rule for further comment. The PUCN adopted a final licensing rule on January 7, 1999.

Past Costs

     Past costs, commonly referred to as stranded costs in other jurisdictions, are an element of restructuring that will be addressed in 1999. AB366 defines the legislative criteria which must be met in order to recover past costs. The PUCN has not yet adopted any administrative regulations on the subject, although several workshops have been held. Topics addressed in the workshops include the characteristics that define recoverable past costs, criteria for evaluating the effectiveness of mitigation efforts, options for cost recovery mechanisms and identification of applicable tax and accounting issues.

     On December 28, 1998, the Commission issued a proposed rule that specifies the information requirements a utility must include in its request for recovery of past costs. Comments on the proposed rule were due January 25, 1999. The Commission conducted the rulemaking hearing on January 28, 1999, and is expected to issue a final rule shortly. The final rule will establish the date for a filing to recover past costs.

     The Company has not released an estimate of its past costs, since such a calculation is dependent on a variety of issues related to restructuring which, at this time, are not fully resolved.

Affiliate Transaction Rules

     On December 18, 1998, the PUCN issued a final rule dealing with business transactions between regulated electric and gas distribution companies and affiliates providing potentially competitive services. The rule includes a prohibition on the use of the corporate utility name and logo by affiliates. Any statement of affiliation to the regulated distribution company used by an affiliate must include a lengthy and no less prominently displayed disclaimer. The rule also prohibits the sharing of corporate services without prior PUCN approval.

Provider of Last Resort

     The provider of last resort (PLR) will provide electric service to customers who choose not to choose and to customers who are not able to obtain service from an alternative seller. There have been several workshops and hearings held on the PLR issue and more discussion of the issue is anticipated. A final order is expected sometime early in 1999.

ISA, Load Pockets and Generation Aggregation Tariff

     The move to retail competition in various states has included the establishment of an entity to ensure reliable operation of transmission systems and to assure equal and non-discriminatory access to those systems by all alternative sellers. In California, an independent system operator (ISO) was established. An ISO was also established in the Midwest. Similar to a proposal being developed in Arizona, Nevada stakeholders are pursuing the development of an interim independent scheduling administrator (ISA) to address these functions as part of the move to retail open access in Nevada. In time, it is expected that regional entities, either ISO's or independent transmission companies (Transcos) will be established to perform these functions. The Company therefore considers the ISA to be an interim solution that would facilitate retail open access in Nevada while regional solutions develop. The PUCN issued an order providing guidance to the parties on the development of an interim ISA on October 12, 1998. The parties, including the Company, began a consensus process to develop the ISA. The efforts of the established working group continue. An ISA proposal is expected to be filed with FERC in April 1999.

     A workshop on generation tariffs was held in November and proposals from the Company/Nevada Power and PUCN staff were discussed. Subsequently, PUCN staff filed a proposed tariff with the PUCN. The Company and other parties have filed comments on these proposed tariffs. A key issue is whether the tariff should be market based or cost based. The tariffs were discussed with FERC Trial Staff in January 1999. Based on this feedback, the Company is planning not to proceed with the PUCN Staff's proposal, but a cost-based tariff instead. This tariff is expected to be filed with FERC in March 1999.

Compliance Plans

     The Company will prepare a compliance filing showing unbundled costs of service and proposing rates for the non-competitive categories. This filing is expected to be submitted to the PUCN in the Spring of 1999.

Gas Restructuring

     In order to comply with Nevada AB 366 for natural gas deregulation, the PUCN is developing new natural gas rules. The PUCN is following similar processes as in electric restructuring to develop new rules.

     To date the PUCN has developed a list of unbundled services and has adopted a proposed rule for declaring services potentially competitive. This rule provides the process to be followed to declare services to be potentially competitive and does not apply to services for large commercial and industrial customers which are already eligible for competitive services such as Incentive Natural Gas Rate (INGR), Value Based Service Tariff (VBST), and transportation. The PUCN has also obtained comments, developed a proposed rule, and held workshops on licensing requirements for alternative sellers. This rule is expected to be adopted in the near future.

California Matters
------------------

Direct Access Implementation Plan

     The Company filed an Advice Letter in February 1998 which contained proposed tariff changes to implement direct access. These changes were in response to the California Public Utilities Commission (CPUC) order on the Company's Direct Access Implementation Plan which was approved on October 30, 1997.

10% Rate Reduction and Revenue Reduction Bond Filing

     In June 1998, the Company filed for Rate Reduction Bonds in order to recover the cost of the mandated 10% rate reduction. The Company requested approval to issue up to $25 million in revenue reduction bonds. At the suggestion of the CPUC, after the defeat of Proposition 9, the Company filed a Petition for Modification of the Transition Plan Order and requested balancing account treatment in lieu of revenue reduction bonds in September. On December 17, 1998 the CPUC denied the Company's Petition for Modification of the Transition Plan Order. The Company anticipates issuing Rate Reduction Bonds during the second quarter of 1999.

Rate Unbundling

     The Company filed an Advice Letter in February 1998 which contained proposed unbundled rates to be implemented June 1, 1998. The Company also filed its proposal for implementing the three billing options and for revenue cycle unbundling. These filings were in response to the CPUC's order on the Company's Transition Plan. In August, the Company filed its Revenue Cycle Unbundling Proposal. Revenue cycle services include meter ownership, meter services (O&M), meter reading, and billing. Under the Company's proposal, customers who select their own provider of a revenue cycle service would receive a credit on their bill.

Transition Costs, Stranded Costs, and Market Valuation

     On June 30, 1998, the Company requested an extension for California market valuation of generation assets. The Company requested an extension until July 1, 1999, to file its proposed mechanism for establishing the market value of its generation assets. The Transition Plan order required the Company to file this proposal on July 1, 1998. The CPUC granted the Company a 90-day extension to file an application proposing a mechanism for valuing its generation assets on July 6, 1998. The Company requested the extension to allow more time for the PUCN to develop its approach, so a consistent approach could be used. In granting the extension, the CPUC directed the Company to encourage the PUCN to develop an approach during the 90-day extension period. The 90-day extension period expired without the Company making the filing. The Company continues to work with the PUCN and anticipates that a mechanism to establish generation market value will be developed by the third quarter of 2000.

Affiliate Transaction Rules

     The CPUC denied the Company's December 30, 1997 request for an extension on filing its Affiliate Transaction Compliance Plan. However, the CPUC did extend the date for full compliance. The Company filed its Affiliate Transaction Compliance Plan in February 1998 in an Advice Letter.

     In response to petitions for modification of its December 16, 1997 Affiliate Transaction Rule order, the CPUC revised and clarified portions of its affiliate transaction rules. The revisions include the following:

 . Allows a "narrow" exception to the rules, which did not permit a utility to temporarily assign its employees to affiliates. The rules now permit the utility to make temporary or intermittent assignments or rotations of utility employees, except those employees involved in marketing, to its affiliates covered by these rules, except to the utility's energy marketing affiliates, under specific conditions contained in the rules.
 . Provides the utility an opportunity to demonstrate that no fee, or a lesser percentage than 15%, is appropriate for rank-and-file (non-executive) employees whose positions are impacted as a result of electric industry restructuring, under specific conditions contained in the rules.
 . The decision clarifies the existing rules regarding corporate oversight and governance.
 . Modifications to the utility products and services section.
 . Modifications to the timing of the compliance audit and regarding service provider information.

     On December 19, 1998 the CPUC adopted a final rule on enforcement and penalties. The rule contains provision for enforcing the affiliate transaction rules and penalties for violating the rules.

Consumer Protection

     The CPUC issued the Consumer Protection Decision on March 26, 1998. The CPUC adopted rules to ensure consumers are protected from unfair marketing practices and that Energy Service Providers (ESPs) demonstrate their creditworthiness and technical expertise to engage in power sales to the public as the state's electricity industry is opened to competition. The rules were adopted pursuant to Senate Bill 477 and applied to currently registered ESPs and those seeking registration. Registered ESPs had until June 24, 1998 to comply with the revised requirements, face suspension for non-compliance, or request inactive status by April 15, 1998. The interim standards that ESPs must follow will remain in effect until permanent standards are adopted.

     In addition, Consumers who do not want ESPs to solicit them by telephone can ask to be placed on a "Don't Call Me list." Any ESP who solicits a customer on the list more than once is liable to the customer for $25 for each contact. ESPs are prohibited from using the list for mailing purposes. A separate "Opt-In" list for those who want to be contacted by ESPs may be developed if there is consumer and energy service provider demand for one.

FERC Matters

     On May 22, 1998, the Company and several other parties filed a "Petition for Review" with the D.C. Court of Appeals requesting review of the FERC's decisions in the Pacific Gas Transmission (PGT) rate case. The FERC had previously denied the Company's protest of a settlement in PGT's last rate case and the Company's request for rehearing.

     On July 9, 1998, the Administrative Law Judge (ALJ) certified the settlement reached in the Import Limit Case (Dockets ER97-3593 and ER97-4462). The settlement resolves all issues in these cases and provides for a continuation of the current import limit allocation until the Alturas Inter-tie is in service. At that time and until February 28, 2001, Truckee Donner Public Utility District (TDPUD) will receive 30 MW of import capability. After February 28, 2001, allocation of import capacity will be determined by the FERC based on the results of the Company's 1998 PUCN resource plan and a subsequent filing with the FERC in 1999. The settlement now goes to the FERC for approval. Truckee-Carson Irrigation District (TCID) has contested the settlement; however, the ALJ certified the settlement since the opposition by TCID does not raise issues of material fact.

  On October 2, 1998, the Company and Nevada Power filed an application with the FERC for merger approval. In a separate, concurrent filing, the companies submitted an open access transmission tariff for the merged company.

     The FERC issued an order requiring additional minor changes to the Company's standards of conduct and related posting on OASIS in October. On November 2, 1998 the FERC issued a letter order approving the Retail Tariff Settlement between the Company and FERC Staff. Also, on November 30th, the FERC issued an order accepting the Alturas interconnection and O&M agreement between the Company and Bonneville Power Administration. The order requires the Company to work with the WSCC members to establish operating procedures to avoid impacting the reliability of other systems.

     The Company filed an Operating Agreement for the Alturas Inter-tie Project with FERC on December 22, 1998. The Operating Agreement is a three-way agreement between the Company, Bonneville Power Administration and PacifiCorp.

Year 2000 Issues

     To the maximum extent permitted by applicable law, the following information is being designated as a "Year 2000 Readiness Disclosure" pursuant to the "Year 2000 Information and Readiness Disclosure Act" which was signed into law on October 19, 1998.

     The Company uses business application software programs and relies on computing infrastructure that includes embedded systems that have a Year 2000
(Y2K) affect on the Company. In many cases, the Company's software programs and embedded systems use two-digit years that may recognize a date using `00' as the year 1900 rather than the year 2000. This could result in the computer or device shutting down, performing incorrect computations, or performing in an inconsistent manner.

     In 1996 the Company established its Y2K project to address the Y2K issues. The project's scope includes: (1) business application systems including, but not limited to, customer information and billing and financial systems including; time reporting, payroll, general ledger, accounts payable and purchasing, and end-user developed systems; (2) embedded systems, including equipment that operates or controls operating facilities including power plants, electric transmission and distribution, water, gas, telecommunications, and information technology systems; (3) customer, vendor, and supplier relationships; and (4) testing and contingency planning.

     To implement its Y2K strategies, the Company established a Y2K project office currently headed by the Chief Financial Officer. This office includes an oversight committee representing all lines of business, and a "champions team" representing electric generation, transmission and distribution, gas distribution, water production and distribution, telecommunications, systems control, computer infrastructure and building facilities. Also represented are Internal Audit, Engineering, Procurement, Legal, and Human Resources. In addition, the Company has utilized the expertise of outside consultants to assist in the project management and the technical aspects of the project.

Business Application Systems

     The initial focus for the Y2K project team was on the business application systems. In the fall of 1996 the Company purchased software assessment tools and completed its inventory and code assessment for its mainframe business systems. The inventory is comprised of over 7 million lines of COBOL code, and end-user programs.

     The Company developed and strictly adheres to a Y2K methodology that includes, unit, system wide and Y2K date specific testing.

     The first major Y2K ready business system, Customer Information and Billing representing more than 2 million lines of code, was successfully implemented in June, 1997. As of this date, the Company has successfully implemented 95% of its business systems and has a target completion date of March, 1999 to complete all systems. The Company is on schedule to meet that date.

Embedded Systems

     The Company hired an outside engineering consultant, Network Systems Engineering Corporation (NSEC), to assist the Company's staff in conducting a thorough and comprehensive inventory of its embedded systems at the component level. All systems have been inventoried and assessed. This inventory identified over

2,500 potentially date sensitive items. The Company and NSEC have contacted all manufacturers of those components that they have identified as critical to operations and continue to contact other manufacturers of embedded system components to determine if their components are Y2K ready. As of December 31, 1998, 11% of the embedded systems components are not ready, 25% need further assessment, and 64% are ready or not date sensitive. Testing is underway for those items that are critical to the Company's business continuation.

     In order for systems to be considered Y2K ready each have undergone the phases of inventory, analysis, correction, testing and implementation. The following chart summarizes the Company's expected preparedness by quarter for 1999.

Systems           1st qtr      2nd qtr
----------------------------------------
Electric          37%          100%
----------------------------------------
Natural gas       50%          100%
----------------------------------------
Water             50%          100%
----------------------------------------
Business         100%          100%
Systems
----------------------------------------

     The North American Electric Reliability Council expects utilities to have all Y2K testing and remediation complete by June 30, 1999. The Company is trying to minimize outages to its customers by scheduling some Y2K testing and remediation around planned plant maintenance that will occur during non-peak generating periods in the spring of 1999. The Company's embedded systems remediation plans call for all Y2K corrective procedures to be complete by June 1999.

Vendors and Suppliers

     The Company has contacted in writing all vendors and suppliers of products and services that it considers critical to its operations. These contacts have included, but were not limited to, suppliers of interstate transportation capacity for coal supplies, natural gas producers, financial institutions, and telephone service providers. The quality of responses is not uniform or consistent. The next step is to work with the major vendors and suppliers to assess their Y2K readiness. The Company may consider new business and procurement alternatives for products and services as necessary to the extent that alternatives are available.

Major Customers

     The Company has met face to face with some of its major customers to share its progress on Y2K. Also discussed at these meetings is the customer's Y2K readiness. The Company will continue to keep its major customers informed as to its progress on Y2K remediation, testing and contingency planning.

Contingency Planning

     The Company's Y2K strategies include contingency planning for both business and embedded systems. The planning effort includes critical Company areas such as information technology, networks, vendors and suppliers, and operations personnel. Quick action response teams and additional Company personnel are planned to be available for the century rollover. Specific contingency plans are being developed with a completion date for all plans by the end of the 2nd quarter of 1999.

     As part of its normal business practice, the Company maintains plans to follow during emergency circumstances, some of which could arise from Y2K problems. Presently, the Company continues to develop and refine its contingency plans for potential Y2K related problems.

Potential Risks

     With respect to its internal operations, those over which the Company has direct control, the Company believes the most significant potential risks are:
(1) its ability to use electronic devices to control and operate its generation, gas, water, telecommunication, transmission and distribution systems; (2) its ability to render timely bills to its customers; and (3) the ability to maintain continuous operations of its computer systems.

     The Company depends upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies, and
financial institutions to reliably deliver their products and services.   The
Company feels that its most reasonable likely worst case scenario is dependent on the extent to which any of these parties experience Y2K problems in their system. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers. Business continuity interruption could also have a material adverse financial impact, including but not limited to, lost sales revenues, increased operating costs, and claims from customer related business interruptions. Based upon the information supplied to date by our critical vendors and suppliers, the Company believes the probability of such failures is low. The Company is monitoring the progress of these critical entities and the Company's contingency plans are addressing the potential failure of an external party to be Y2K ready.

Financial Implications

     To complete its Y2K program, the Company expects to incur expenses of approximately $2.8 million in operations and maintenance (O&M) expenditures to correct its business systems and $3.0 million to correct its embedded systems. In addition, $3.4 million will be spent on capital expenditures for the embedded systems.

     These expenditures will occur over a three-year period ending in June 1999. From the project's inception through December 31, 1998, the Company has expended approximately $2.1 million on its business systems and $0.4 million on its embedded systems.

     The Company's Y2K program is progressing and the Company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The only such instruments are Company issued fixed-rate and variable-rate debt obligations which were as follows as of December 31, 1998:

Long-term debt (Dollars in Thousands):

                         Expected               Weighted
   Expected              Maturity               Average
 Maturity Date           Amounts            Interest Rates           Fair Value
---------------      ----------------      ----------------       ----------------

Fixed Rate
1999                      $ 30,500                  6.88%
2000                           300                  9.00%
2001                        17,200                  5.51%
2002                           200                  9.00%
2003                        18,200                  5.60%
Thereafter                 490,500                  6.83%
                  ----------------                             ----------------
Total                     $556,900                                     $592,373
                          ========                                =============

Variable Rate

Due 2020                  $ 80,000                 *3.55%              $ 80,000
                          ========                                =============

* Weighted daily average rate for month ended December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                            Page
                                                                            ----

Report of Independent Accountants........................................     47

Financial Statements:

    Consolidated Balance Sheets as of December 31, 1998 and 1997.........     48
    Consolidated Statements of Income for the Years Ended December 31,
      1998, 1997 and 1996................................................     49
    Consolidated Statements of Common Shareholder's Equity for the
      Years Ended December 31, 1998, 1997 and 1996.......................     50
    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996...................................     51
    Consolidated Statements of Capitalization as of December 31, 1998
      and 1997...........................................................     52

Notes to Consolidated Financial Statements...............................     53

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of Sierra Pacific Power Company
Reno, Nevada

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Reno, Nevada
January 29, 1999
(February 12, 1999 as to Notes 1 and 3)

                         SIERRA PACIFIC POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                                  December 31,
                         ASSETS                                                           1998                  1997
                         ------                                                      -------------------   ------------------
Utility Plant, at Original Cost:
 Plant in service                                                                             $2,348,996           $2,063,269
   Less accumulated provision for depreciation                                                   727,624              664,490
                                                                                              ----------           ----------
                                                                                               1,621,372            1,398,779
 Construction work in progress                                                                    55,670              202,036
                                                                                              ----------           ----------
                                                                                               1,677,042            1,600,815
                                                                                              ----------           ----------

Other Investments                                                                                 34,022               26,791
                                                                                              ----------           ----------

Current Assets:
 Cash and cash equivalents                                                                        15,197                6,920
 Accounts receivable less provision for
  Uncollectible accounts: 1998 - $3,461; 1997 - $1,704                                           114,380              104,926
 Materials, supplies and fuel, at average cost                                                    25,776               25,255
 Other                                                                                             2,692                2,572
                                                                                              ----------           ----------
                                                                                                 158,045              139,673
                                                                                              ----------           ----------
Deferred Charges:
 Regulatory tax asset                                                                             65,619               66,563
 Other regulatory assets                                                                          61,675               63,476
 Other                                                                                            15,417               14,924
                                                                                              ----------           ----------
                                                                                                 142,711              144,963
                                                                                              ----------           ----------

                                                                                              $2,011,820           $1,912,242
                                                                                              ==========           ==========
     CAPITALIZATION AND LIABILITIES
     ------------------------------
Capitalization:
 Common shareholder's equity                                                                  $  661,367           $  639,556
 Preferred stock                                                                                  73,115               73,115
 Preferred stock subject to mandatory redemption:
 Company-obligated mandatorily redeemable preferred securities of the Company's subsidiary trust, Sierra Pacific Power Capital I, holding solely $50 million principal amount of 8.6% junior
    subordinated debentures of the Company, due 2036                                              48,500               48,500

  Long-term debt                                                                                 606,450              606,889
                                                                                              ----------           ----------
                                                                                               1,389,432            1,368,060
                                                                                              ----------           ----------
Current Liabilities:
 Short-term borrowings                                                                           105,000               75,000
 Current maturities of long-term debt                                                             30,473                  454
 Accounts payable                                                                                 66,032               63,088
 Accrued interest                                                                                  7,535                6,394
 Dividends declared                                                                               20,365               19,365
 Accrued salaries and benefits                                                                    12,131               14,978
 Other current liabilities                                                                        27,759               19,209
                                                                                              ----------           ----------
                                                                                                 269,295              198,488
                                                                                              ----------           ----------
Deferred Credits:
 Accumulated deferred federal income taxes                                                       161,697              162,627
 Accumulated deferred investment tax credits                                                      37,944               39,873
 Regulatory tax liability                                                                         38,939               40,767
 Accrued retirement benefits                                                                      42,560               37,456
 Customer advances for construction                                                               34,961               38,478
 Other                                                                                            36,992               26,493
                                                                                              ----------           ----------
                                                                                                 353,093              345,694
                                                                                              ----------           ----------
Commitments and Contingencies (Notes 3 and 13)                                                $2,011,820           $1,912,242
                                                                                              ==========           ==========

The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)


                                                                                 Year Ended December 31,

                                                              1998                       1997                       1996
                                                          -------------              -------------              -------------
Operating Revenues:
  Electric                                                    $585,657                   $540,346                   $507,004
  Gas                                                           99,532                     70,675                     67,376
  Water                                                         49,143                     46,519                     45,344
                                                       ---------------            ---------------            ---------------
                                                               734,332                    657,540                    619,724
                                                       ---------------            ---------------            ---------------
Operating Expenses:
  Operation:
    Purchased power                                            156,970                    130,612                    122,272
    Fuel for power generation                                  114,803                    100,861                    102,601
    Gas purchased for resale                                    65,430                     38,127                     33,899
    Deferral of energy costs-net                                     -                          8                     (1,736)
    Other                                                      116,076                    120,600                    121,798
  Maintenance                                                   22,266                     23,387                     20,672
  Depreciation and amortization                                 69,435                     64,117                     58,118
  Taxes:
    Income taxes                                                43,550                     40,387                     36,241
    Other than income                                           19,608                     19,269                     18,851
                                                       ---------------            ---------------            ---------------
                                                               608,138                    537,368                    512,716
                                                       ---------------            ---------------            ---------------
Operating Income                                               126,194                    120,172                    107,008
                                                       ---------------            ---------------            ---------------

Other Income:
  Allowance for other funds used during construction             3,797                      5,723                      5,231
  Other income-net                                                 335                        810                        867

                                                       ---------------            ---------------            ---------------
                                                                 4,132                      6,533                      6,098
                                                       ---------------            ---------------            ---------------
      Total Income Before Interest Charges                     130,326                    126,705                    113,106
                                                       ---------------            ---------------            ---------------

Interest Charges:
  Long-term debt                                                38,890                     39,609                     37,051
  Other                                                          7,659                      4,583                      4,579
  Allowance for borrowed funds used during
    construction and capitalized interest                       (6,414)                    (4,785)                    (3,924)
                                                       ---------------            ---------------            ---------------
                                                                40,135                     39,407                     37,706
                                                       ---------------            ---------------            ---------------
Income Before Dividends on Mandatorily Redeemable
 Preferred Securities                                           90,191                     87,298                     75,400

Preferred dividend requirements of company-obligated
  mandatorily redeemable preferred securities                   (4,171)                    (4,171)                    (1,749)
                                                       ---------------            ---------------            ---------------
 Income Before Preferred Dividend requirements                  86,020                     83,127                     73,651
 Preferred dividend requirements                                (5,459)                    (5,459)                    (6,300)
                                                       ---------------            ---------------            ---------------
 Income Applicable to Common Stock                            $ 80,561                   $ 77,668                   $ 67,351
                                                       ===============            ===============            ===============


The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
            CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                            (Dollars in Thousands)



                                                                            Year ended December 31,
                                                            1998                     1997                     1996
                                                      ----------------         ----------------         ----------------

Common Stock
------------
Balance at Beginning of Year
  and End of Year                                            $      4                 $      4                 $      4
                                                             --------                 --------                 --------

Other Paid-In Capital
---------------------

Balance at Beginning of Year                                  545,434                  518,434                  482,434
Additional investment
  by parent company                                            17,250                   27,000                   36,000
                                                             --------                 --------                 --------
Balance at End of Year                                        562,684                  545,434                  518,434
                                                             --------                 --------                 --------
Retained Earnings
-----------------

Balance at Beginning of Year                                   94,118                   88,458                   84,945
Income before preferred dividends                              86,020                   83,127                   73,651
Preferred stock dividends declared                             (5,459)                  (5,459)                  (5,879)
Common stock dividends declared                               (76,000)                 (72,000)                 (64,000)
Cost of issuing common stock
  (reimbursement to parent company)                                 -                       (8)                    (259)
                                                             --------                 --------                 --------
Balance at End of Year                                         98,679                   94,118                   88,458
                                                             --------                 --------                 --------
Total Common Shareholder's
  Equity at End of Year                                      $661,367                 $639,556                 $606,896
                                                            =========                =========                =========


The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                           Year Ended December 31,
                                                                                       1998         1997         1996
                                                                                       ----         ----         ----
Cash Flows From Operating Activities:
-------------------------------------
  Income before preferred dividends                                                 $  86,020    $  83,127    $  73,651
Non-Cash items included in income:
      Depreciation and amortization                                                    69,435       64,117       58,118
      Deferred taxes and investment tax credits                                        (3,743)      (2,772)       1,233
      AFUDC and capitalized interest                                                  (10,211)     (10,508)      (9,155)
      Deferred energy costs                                                                 -            8       (1,736)
      Early Retirement and severance amortization                                       4,177        4,551        7,877
      Merger Costs                                                                          -          (50)       1,909
      Other non-cash                                                                    2,400       (2,109)       2,803
  Changes in certain assets and liabilities:
      Accounts receivable                                                             (13,836)     (10,144)      (3,520)
      Materials, supplies and fuel                                                       (521)       2,331        2,869
      Other current assets                                                               (120)       1,376       (1,602)
      Accounts payable                                                                  2,944        9,090      (36,817)
      Other current liabilities                                                         6,844        1,543       12,475
      Other - net                                                                       9,802        4,895        2,561
                                                                                    ---------    ---------    ---------
Net Cash Flows From Operating Activities                                              153,191      145,455      110,666
                                                                                    ---------    ---------    ---------

Cash Flows From Investing Activities:
---------------------------------------
  Additions to utility plant                                                         (183,384)    (147,801)    (203,109)
  Non-cash charges to utility plant                                                    10,587       11,553        9,475
  Customer refunds for construction                                                    (3,517)        (951)        (739)
  Contributions in aid of construction                                                 37,216       26,321       15,272
                                                                                    ---------    ---------    ---------
     Net cash used for utility plant                                                 (139,098)    (110,878)    (179,101)
  (Investment in) disposal of subsidiaries and
    other non-utility property-net                                                     (2,788)      (5,254)         681
                                                                                    ----------    ---------    --------
Net Cash Used in Investing Activities                                                (141,886)    (116,132)    (178,420)

Cash Flows From Financing Activities:
-------------------------------------
  Increase (Decrease) in short-term borrowings                                         30,637       40,583      (16,059)
  Proceeds from issuance of long-term debt                                             35,000            -       80,041
  Retirement of long-term debt                                                         (5,456)     (15,417)        (427)
  Decrease in funds held in trust                                                           -            -        9,175
  Retirement of preferred stock                                                             -            -      (20,400)
  Proceeds from Company-obligated mandatorily redeemable
      preferred securities                                                                  -            -       48,500
  Additional investment by parent company                                              17,250       27,000       36,000

  Dividends paid                                                                      (80,459)     (75,459)     (69,559)
                                                                                    ---------    ---------    ---------
Net Cash (Used in) From Financing Activities                                           (3,028)     (23,293)      67,271
                                                                                    ---------    ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents                                    8,277        6,030         (483)
Beginning Balance in Cash and Cash Equivalents                                          6,920          890        1,373
                                                                                    ---------    ---------    ---------
Ending Balance in Cash and Cash Equivalents                                         $  15,197    $   6,920    $     890
                                                                                    =========    =========    =========

Supplemental Disclosures of Cash Flow Information:
---------------------------------------------------
  Cash Paid During Year For:
    Interest                                                                        $  48,250    $  46,824    $  41,256
    Income taxes                                                                    $  45,963    $  41,656    $  39,993

The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (Dollars in Thousands)

                                                                                                     December 31,
Common Shareholder's Equity:                                                                    1998              1997
---------------------------                                                                     ----              ----
  Common stock, $3.75 par value,
    1,000 shares authorized, issued and outstanding                                   $            4       $         4
  Other paid-in capital                                                                      562,684           545,434
  Retained earnings                                                                           98,679            94,118
                                                                                          ----------        ----------
        Total Common Shareholder's Equity                                                    661,367           639,556
                                                                                          ----------        ----------

Cumulative Preferred Stock:
--------------------------
  Not subject to mandatory redemption:
      $50 par value:
        Series A; $2.44 dividend                                                               4,025             4,025
        Series B; $2.36 dividend                                                               4,100             4,100
        Series C; $3.90 dividend                                                              14,990            14,990
      $25 stated value:
        Class A Series 1; $1.95 dividend                                                      50,000            50,000
                                                                                          ----------        ----------
            Total Preferred Stock                                                             73,115            73,115
  Company-obligated mandatorily redeemable preferred securities of the Company's subsidiary trust, Sierra Pacific Power Capital I, holding solely $50 million principal amount of 8.60% junior subordinated debentures
    of the Company, due 2036                                                                  48,500            48,500
                                                                                          ----------        ----------
   Total preferred stock                                                                     121,615           121,615
                                                                                          ----------        ----------
Long-Term Debt:
--------------
  First Mortgage Bonds:
    Unamortized bond premium and discount, net                                                 (831)              (867)
  Debt Secured by First Mortgage Bonds:
   2.00%  Series Z  due 2004                                                                      93               114
   2.00%  Series O  due 2011                                                                   1,497             1,618
   6.35%  Series FF due 2012                                                                   1,000             1,000
   6.55%  Series AA due 2013                                                                  39,500            39,500
   6.30%  Series DD due 2014                                                                  45,000            45,000
   6.65%  Series HH due 2017                                                                  75,000            75,000
   6.65%  Series BB due 2017                                                                  17,500            17,500
   6.55%  Series GG due 2020                                                                  20,000            20,000
   6.30%  Series EE due 2022                                                                  10,250            10,250
   6.95% to 8.61%  Series A MTN due 2022                                                     110,000           115,000
   7.10% and 7.14% Series B MTN due 2023                                                      58,000            58,000
   6.83% and 6.86% Series C MTN due 1999                                                           -            30,000
   6.62% to 6.83% Series C MTN due 2006                                                       50,000            50,000
   5.90%  Series JJ due 2023                                                                   9,800             9,800
   5.90%  Series KK  due 2023                                                                 30,000            30,000
   5.00%  Series Y  due 2024                                                                   3,207             3,275
   6.70%  Series II due 2032                                                                  21,200            21,200
   5.47% Series D MTN due 2001                                                                17,000                 -
   5.50% Series D MTN due 2003                                                                 5,000                 -
   5.59% Series D MTN due 2003                                                                13,000                 -
                                                                                          ----------        ----------
            Subtotal, excluding current portion                                              527,047           527,257
  Variable Rate Note:
     Water Facilities Note: maturing 2020                                                     80,000            80,000
  Other, excluding current portion                                                               234               499
                                                                                          ----------        ----------
            Total Long-Term Debt                                                             606,450           606,889
                                                                                          ----------        ----------
TOTAL CAPITALIZATION                                                                      $1,389,432        $1,368,060
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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies for both utility and non-utility operations are as follows:

General

     Sierra Pacific Power Company (SPPC), a wholly-owned subsidiary of Sierra Pacific Resources (SPR), is a regulated public utility engaged principally in the generation, purchase, transmission, distribution, and sale of electric energy. It provides electricity to approximately 294,000 customers in a 50,000 square mile territory including western, central, and northeastern Nevada, including the cities of Reno, Sparks, Carson City and Elko, and a portion of eastern California, including the Lake Tahoe area. SPPC also provides water and gas service in the cities of Reno and Sparks, Nevada, and environs. In 1995, SPPC formed two subsidiaries for the specific purpose of forming a partnership to operate the Pinon Pine gasifier facility. These subsidiaries are Pinon Pine Corporation and Pinon Pine Investment Company. In February 1999, SPPC purchased GPSF-B which owns the portion of the gasifier facility which was not already owned by SPPC. They are consolidated into the financial statements of SPPC, with all significant intercompany transactions eliminated. On July 29, 1996, SPPC formed a wholly-owned subsidiary, Sierra Pacific Power Capital I (Trust), for the purpose of completing a public offering of trust originated preferred securities. Refer to Note 4 of SPPC's consolidated financial statements for the stock issuance and Note 3 for the Pinon Pine Power Project.

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

     Certain reclassifications have been made for comparative purposes but have not affected previously reported net income or common shareholder's equity.

SPPC Utility Plant

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

Allowance For Funds Used During Construction and Capitalized Interest

     SPPC capitalizes, as part of construction costs on utility plant, an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and, where appropriate, the cost of equity funds used for construction purposes in accordance with rules prescribed by the FERC and the PUCN. AFUDC is capitalized in the same manner as construction labor and material costs, with an offsetting credit to "other income" for the portion representing the use of equity funds and as a reduction of interest charges for the portion representing borrowed funds. Recognition of this item as a cost of utility plant is in accordance with established regulatory ratemaking practices. Such practices permit the utility to earn a fair return on, and recover in rates charged for utility services, all capital costs. This is accomplished by including such costs in rate base and in the provision for depreciation.

     The AFUDC rates used during 1998, 1997 and 1996 were 7.69%, 8.30% and 8.91%, respectively. As specified by the PUCN, certain projects were assigned a lower AFUDC rate due to specific low-interest-rate financings directly associated with those projects.

Depreciation

     Depreciation is calculated using the straight-line composite method over the estimated remaining service lives of the related properties. The provision, as authorized by the PUCN, for 1998, 1997 and 1996, stated as a percentage of the original cost of depreciable property, was 3.31%, 3.16% and 3.18%, respectively.

Cash and Cash Equivalents

     Cash is comprised of cash on hand and working funds. Cash equivalents consist of high quality investments in money market funds.

     SPPC engages in short-term investment activity whenever it is deemed beneficial. As of December 31, 1998 and 1997, SPPC's investments in money market funds were $12.4 million and $4.7 million respectively.

Regulatory Accounting and Other Regulatory Assets

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

DESCRIPTION                                                  1998       1997        AMORTIZATION PERIODS
-----------                                                --------   --------      --------------------
Early Retirement and Severance Offers                       $20,468    $24,644      Various through 2005
Loss on Reacquired Debt                                      17,918     18,354      Various through 2023
Plant Assets                                                  7,978      8,869      Various through 2031
Conservation and Demand Side Programs                         3,787      6,146      Various through 2006
Other Costs                                                  11,524      5,463            Various
                                                            -------    -------
Total                                                       $61,675    $63,476
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

     In Nevada, deferred energy remains suspended until January 1, 2000. At that time, there is a possibility of the Company returning to deferred energy accounting.

Federal Income Taxes And Investment Tax Credits

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

Recent Pronouncements of The FASB

     In June 1998, the FASB issued SFAS 133, entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is still assessing the impact of SFAS 133 on its financial condition and results of operations.

NOTE 2.   REGULATORY ACTIONS

Nevada Proceedings

     As a result of the 1997 rate plan, SPPC made its first earnings sharing filing on April 29, 1998. For its electric customers, SPPC filed to refund $7.3 million based upon calendar year 1997 results. SPPC also proposed a refund of $1.7 million to its gas division customers for results of the same period. In December 1998, a pre-hearing conference was held which set hearings for early 1999. An order is expected before mid-year. The Company has recognized contingent liabilities to provide for its estimate of the outcome of this proceeding.

     On April 2, 1998, the PUCN issued its order with respect to the SPPC's application for an increase in its water division's general rates. The application was filed in September 1997. The PUCN's decision authorized SPPC to increase its water rates by approximately $4.3 million annually (or 9.4%), effective April 29, 1998.

     On February 27, 1998, SPPC requested permission from the PUCN to continue to serve customers in the Truckee-Carson Irrigation District (TCID) leasehold area upon expiration of the leasehold agreement. On September 29, 1998, the PUCN determined that SPPC was fit, willing, and able to serve the leasehold area. The PUCN also determined that TCID's application was deficient. However, the PUCN will allow the TCID to reapply for a certificate sometime in the future if it satisfies numerous conditions including obtaining a judicial determination that it owns facilities in the area. The Company continues negotiations with TCID.

California Proceedings

     On January 1, 1998, as a result of the CPUC's December 16, 1997 Transition Plan order, SPPC implemented a 10%, or a $2.9 million annual, rate reduction for its residential and small commercial customers using less than 20 kw of demand monthly.

     In June 1998, SPPC filed for Revenue Reduction Bonds in order to recover the cost of the 10% rate reduction. SPPC requested approval to issue up to $25 million in revenue reduction bonds. At the suggestion of the CPUC, after the defeat of Proposition 9, SPPC filed a Petition for Modification of the Transition Plan Order and requested balancing account treatment in lieu of revenue reduction bonds in September. On December 17, 1998 the CPUC denied SPPC's Petition for Modification of the Transition Plan Order. SPPC anticipates issuing Revenue Reduction Bonds during the first quarter of 1999.

FERC Proceedings

     On January 21, 1998, SPPC filed its compliance with the FERC's Order in Docket No. ER98-12 (Retail Access Transmission Service). This filing contained changes to the Open Access Transmission Tariff necessary to accommodate retail access in SPPC's California retail jurisdiction. On April 17, 1998, a settlement was filed resolving all outstanding issues. The settlement was certified on May 20, 1998 and approved on November 2, 1998.

     On February 19, 1998, FERC rejected a zone pricing rate design in the order in one of SPPC's natural gas transportation providers, Northwest Pipeline, (Northwest) Docket No. RP94-220. All other issues in this case were previously settled. FERC also issued an initial decision in Northwest's Docket No. RP95-409 that covers O&M expenses, depreciation, rate of return and capital structure, rate base adjustments, and billing determinants.

     On May 22, 1998, the SPPC and several other parties filed a "Petition for Review" with the D.C. Court of Appeals requesting review of the FERC's decisions in the Pacific Gas Transmission (PGT), another of the SPPC's natural gas transportation providers. The FERC had previously denied SPPC's protest of a settlement in PGT's last rate case and the SPPC's request for rehearing.

     On June 4, 1998, SPPC filed a settlement with all parties in Docket No. ER97-3593-000 et al. The settlement resolves all issues in these cases and upholds the current import limit and the allocation of limited import capacity until the Alturas Intertie is in service. As of December 22, 1998 when the Alturas Intertie became commercially operational and until February 28, 2001, Truckee Donner Public Utility District will receive 30 MW of import capability. After February 28, 2001, allocation of import capacity will be determined by the FERC based on the results of SPPC's 1998 resource plan and a subsequent filing with FERC in 1999. On July 9, 1998, the settlement was certified and is pending FERC approval.

     On November 30, 1998, the FERC issued an order accepting the Alturas Interconnection and O&M agreement between the Company, Bonneville Power Administration (BPA) and Pacificorp. The order requires SPPC to work with the WSCC members to establish operating procedures to avoid impacting the reliability of other systems. On December 22, 1998, SPPC filed the draft Alturas Operating Agreement between the Company, BPA and Pacificorp.

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

     The following schedule reflects SPPC's 50% ownership interest in jointly-owned electric utility plant at December 31, 1998 (dollars in thousands):

                                            Electric           Accumulated          Construction
                              MW             Plant            Provision For           Work In
             Plant         Capacity        In Service         Depreciation            Progress
          ------------   ------------   ----------------   -------------------   ------------------
          Valmy #1                129           $127,642               $53,152                 $469
          Valmy #2                137           $153,684               $52,916                 $735

Pinon Pine
----------

     Pinon Pine Corp. and Pinon Pine Investment Co., subsidiaries of SPPC, own 25% and 75% of a 38% interest in Pinon Pine Company, L.L.C. GPSF-B, a Delaware corporation formerly owned by General Electric Capital Corporation (GECC) and now also owned by SPPC, owns the remaining 62% as of February 1999. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier available under (S) 29 of the Internal Revenue Code. The entire project, which includes an LLC-owned gasifier and an SPPC-owned power island and post-gasification facilities to partially cool and clean the syngas, is referred to collectively as the Pinon Pine Power Project.

     SPPC has a funding arrangement with the Department of Energy (DOE). Under the agreement, the DOE will provide funding towards the construction of the project, and towards the operating and maintenance costs of the facility. The DOE has committed $168 million of funding for Pinon construction and operation costs. The DOE provided funding for approximately 43% of the estimated construction cost and half of the operating and fuel expenses and will provide funding until the commitment is expended. A dispute has arisen with the DOE regarding the historical and future funding of natural gas costs. In February 1999, the DOE informed the Company it will not fund the remaining $14 million under the cooperative agreement until the dispute is resolved. Estimated construction start-up and commissioning costs for Pinon, including the DOE's portion are approximately $301.5 million, which includes permitting taxes, start-up commissioning, operator training and Allowance for Funds Used During Construction. DOE funding for construction through December 1998 is $132.4 million .

     Construction began on the project in February 1995, following resource plan approval and the receipt of all permits and other approvals. The natural gas portion (combined cycle combustion turbine) was satisfactorily completed and placed in service December 1, 1996. The balance of the plant was completed in June 1998. The construction of the gasifier portion of the project overran the fixed contract price by approximately 12% or $12.6 million. The overrun is primarily due to redesign issues, resolving technical issues relative to start up and other costs due to a later than anticipated completion date. To date, SPPC has not been successful in obtaining sustained operation of the gasifier but work continues to identify problem areas and redesign solutions which will likely require additional capital expenditures. Due to the problems noted above, SPPC and Foster Wheeler settled on a portion of the cost overrun and have entered into an alternative dispute resolution.

     SPPC had to satisfy certain performance requirements as part of the construction agreement with the LLC. The initial performance warranty required that the gasifier attain an average capacity factor of 30% during 1997, regardless of delays in the in-service date. Since the gasifier was not in service in 1997, the certain performance warranties required by the contract were not met. Consequently, SPPC paid GECC $2.8 million as satisfaction of the performance obligation.

NOTE 4.   PREFERRED STOCK

     All issues of SPPC preferred stock are superior to SPR common stock with respect to dividend payments (which are cumulative) and liquidation rights. SPPC's Restated Articles of Incorporation, as amended on August 19, 1992, authorize an aggregate total of 11,780,500 shares of preferred stock at any given time.

     The following table indicates the number of shares outstanding and the dollar amount thereof at December 31 of each year. The difference between total shares authorized and the amount outstanding represents undesignated shares authorized but not issued.

                                            Shares Issued                                                 Amount
                         ---------------------------------------------------                   -----------------------------
                             1998            1997            1996                  1998            1997            1996
                         -------------   -------------   -------------         -------------   -------------   -------------
(dollars in thousands)
Not subject to
 mandatory redemption:
       Series A                 80,500          80,500          80,500              $  4,025        $  4,025        $  4,025
       Series B                 82,000          82,000          82,000                 4,100           4,100           4,100
       Series C                299,800         299,800         299,800                14,990          14,990          14,990
      Class A Series I       2,000,000       2,000,000       2,000,000                50,000          50,000          50,000
                             ---------       ---------       ---------              --------        --------        --------
          Subtotal           2,462,300       2,462,300       2,462,300                73,115          73,115          73,115
Subject to mandatory
   redemption:

     Preferred
      securities of
      Sierra Pacific
      Power
      Capital I              1,940,000       1,940,000       1,940,000                48,500          48,500          48,500
                             -----------------------------------------              ----------------------------------------
Total                        4,402,300       4,402,300       4,202,300              $121,615        $121,615        $121,615
                             =========================================              ========================================

     SPPC redeemed 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million on June 3, 1996 using the proceeds from the following issuance of Preferred Securities.

     On July 29, 1996, Sierra Pacific Power Capital I (the Trust), a wholly-owned subsidiary of SPPC, issued $48.5 million (1,940,000 shares) 8.60% Trust
Originated Preferred Securities (the preferred securities).   SPPC owns all the
common securities of the Trust, 60,000 shares totaling $1.5 million (common securities). The preferred securities and the common securities (the Trust Securities) represent undivided beneficial ownership interests in the assets of the Trust. The existence of the Trust is for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from SPPC its 8.60% Junior Subordinated Debentures due July 30, 2036, in a principal amount of $50 million. The sole asset of the Trust is SPPC's Junior Subordinated Debentures. SPPC's obligations under the guarantee agreement entered into in connection with the preferred securities, when taken together with the SPPC's obligation to make interest and other payments on the junior subordinated debentures issued to the Trust, and SPPC's obligations under its Indenture pursuant to which the junior subordinated debentures are issued and its obligations under the declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by SPPC of the Trust's obligations under the Preferred Securities. In addition to retiring the $20.4 million of Series G Preferred Stock, proceeds were used to reduce short-term borrowings.

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

      On June 17, 1998, SPPC redeemed $ 5 million 8.65% First Mortgage Bonds before the due date in 2022.

      In December 1998, SPPC issued $35 million principal amount of collateralized Medium-Term Notes, Series D, consisting of three year non-callable notes, due in 2001, with interest rates of 5.47% and five year non-callable notes, due in 2003, with interest rates ranging from 5.50% to 5.59%. For all notes, interest is payable in semi-annual payments. The proceeds to SPPC from the sale of the notes is to be used for general corporate purposes including but not limited to: the acquisition of property; the construction, completion, extension or improvement of facilities; or discharge or refunding of obligations, including short-term borrowings.

      SPPC's aggregate annual amounts of maturities for long-term debt for each
fiscal year ended 1999 through 2003 are shown below   (dollars in thousands):

                     1999        $30,500
                     2000            300
                     2001         17,200
                     2002            200
                     2003         18,200

NOTE 6.  TAXES

     The following reflects the composition of taxes on income
(in thousands of dollars):

                                                                                    1998                 1997                1996
                                                                    ---------------------------------------------------------------
Federal:
   Taxes estimated to be currently payable                                        $46,176               $40,574             $33,070
   Deferred taxes related to:
     Excess of tax depreciation over book depreciation                              4,100                 3,997               5,217
     Deferral of energy costs deducted currently for tax
      purposes-net                                                                      -                    (3)               (307)
     Contributions in aid of construction and customer advances                    (2,963)               (3,966)             (2,917)
     Avoided interest capitalized                                                    (875)               (1,578)             (3,124)
     Costs of abandoned merger                                                          -                   301               4,359
     Net amortization of investment tax credit                                     (1,930)               (1,962)             (1,961)
     Other-net                                                                     (2,075)                  712                 (33)
State (California)                                                                    925                   801                 754
                                                                    ---------------------------------------------------------------
           Total                                                                 $ 43,358              $ 38,876            $ 35,058
                                                                    ===============================================================
As Reflected in Statement of Income:
    Federal income taxes                                                         $ 42,625              $ 39,586            $ 35,487
    State income taxes                                                                925                   801                 754
                                                                    ---------------------------------------------------------------
          Operating Income                                                         43,550                40,387              36,241
    Other income-net                                                                 (192)               (1,511)             (1,183)
                                                                    ---------------------------------------------------------------
          Total                                                                  $ 43,358              $ 38,876            $ 35,058
                                                                    ===============================================================


     The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (in thousands of dollars):

                                                                                     1998                  1997              1996
                                                                    ---------------------------------------------------------------
Income before preferred dividend requirements                                    $ 86,020              $ 83,127            $ 73,651
Total income tax expense                                                           43,358                38,876              35,058
                                                                    ---------------------------------------------------------------
                                                                                  129,378               122,003             108,709
Statutory tax rate                                                                     35%                   35%                 35%
                                                                    ---------------------------------------------------------------
Expected income tax expense                                                        45,282                42,701              38,048
Depreciation related to difference in cost basis for tax purposes                   1,383                 1,591               2,456
Allowance for funds used during construction-equity                                (1,334)               (1,912)             (1,831)
Tax benefit from the disposition of assets                                             63                  (569)             (1,130)
ITC amortization                                                                   (1,930)               (1,962)             (1,961)
California franchise taxes (net of federal benefit)                                   601                   521                 490
Other-net                                                                            (707)               (1,494)             (1,014)
                                                                    ---------------------------------------------------------------
                                                                                 $ 43,358              $ 38,876            $ 35,058
                                                                    ===============================================================
Effective tax rate                                                                   33.5%                 31.9%               32.2%

     The net accumulated deferred federal income tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (in thousands of dollars):


                                                                                     1998                 1997               1996
                                                                    -------------------------------------------------------------
Accumulated Deferred Federal
  Income Tax Liabilities:
   AFUDC                                                                         $  8,378             $  7,174           $  5,745
   Bond redemption's                                                                5,865                6,423              6,690
   Excess of tax depreciation over book depreciation                              157,906              154,240            142,441
   Repairs and maintenance                                                          6,180                4,355              3,047
   Tax benefits flowed through to customers                                        65,619               66,563             67,667
   Other                                                                            3,161                1,498              4,485
                                                                    -------------------------------------------------------------
 Total                                                                            247,109              240,253            230,075
                                                                    -------------------------------------------------------------
Accumulated Deferred Federal Income Tax Assets:
   Avoided interest capitalized                                                    14,694               13,819             12,241
   Employee benefit plans                                                           3,049                1,783              1,132
   Contributions in aid of construction and customer advances                      33,925               30,697             25,980
   Gross-ups received on contributions in aid of construction and
        advances                                                                    4,512                4,197              3,529
   Unamortized investment tax credit                                               20,432               21,471             22,527
   Other                                                                            8,800                5,659              2,229
                                                                    -------------------------------------------------------------

 Total                                                                             85,415               77,626             67,638
                                                                    -------------------------------------------------------------

Accumulated Deferred Federal Income Taxes                                        $161,697             $162,627           $162,437
                                                                    =============================================================

     The Company's balance sheets contain a net regulatory tax asset of $26.7 million at year-end 1998 and $25.8 million at year-end 1997. The net regulatory asset consists of future revenue to be received from customers (a regulatory tax asset) of $65.6 million at year-end 1998 and $66.6 million at year-end 1997, due to flow through of the tax benefits of temporary differences. Offset against these amounts are future revenues to be refunded to customers (a regulatory tax liability), consisting of $18.5 million at year-end 1998 and $19.3 million at year-end 1997, due to temporary differences for liberalized depreciation at rates in excess of current tax rates, and $20.4 million at year-end 1998 and $21.5 million at year-end 1997 due to temporary differences caused by the investment tax credit. The regulatory tax liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory tax liability for temporary differences caused by the investment tax credit will be amortized ratably in the same fashion as the accumulated deferred investment credit.


NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The December 31, 1998 carrying amount for cash, cash equivalents, current assets, accounts payable and current liabilities approximates fair value due to the short-term nature of these instruments.

     The total fair value of SPPC's long-term debt at December 31, 1998, is estimated to be $641.9 million (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $640.4 million as of December 31, 1997.

NOTE 8.  SHORT-TERM BORROWINGS

     In January of 1998 the Company revised its credit facilities resulting in a $150 million 364-day credit facility for the Alturas project, and a $50 million revolving credit facility to support commercial paper activity. The $150 million Alturas credit facility was used primarily to finance the construction of the Alturas Intertie. This facility expired on January 29, 1999. The Company utilized $105 million of the facility during 1998. Facility fees for 1998 were approximately $120,000 for the Alturas Credit Facility, and $60,000 for the revolving credit facility. Facility fees for 1997 were approximately $101,000.

     On January 29, 1999 SPPC established a new $150 million unsecured credit facility for general corporate purposes. This credit facility will expire on December 31, 1999. SPPC pays the lender a facility fee on the commitment quarterly, in arrears.

     At December 31, 1998, SPPC's short-term debt was $105.0 million drawn from the Alturas credit facility at an average interest rate of 5.41%. At December 31, 1997, SPPC had a balance of $75 million in short-term borrowings comprised entirely of commercial paper at an average interest rate of 6.12%.

     The other subsidiaries of SPPC have no outstanding short-term borrowings at this time.

NOTE 9.  DIVIDENDS

     The Restated Articles of Incorporation of SPPC and the indentures relating to the various series of its First Mortgage Bonds contain restrictions as to the payment of dividends on its common stock. Under the most restrictive of these limitations, approximately $84 million of retained earnings were available at December 31, 1998 for the payment of common stock cash dividends.

NOTE 10.  RETIREMENT PLAN AND POSTRETIREMENT BENEFITS

     SPPC sponsors a noncontributory defined benefit retirement plan covering all employees who satisfy the service requirement and a defined benefit post-retirement plan that covers administrative employees and those covered under collective bargaining agreements. The plan provides medical, dental and life insurance benefits for retirees.

     The retirement plan provides benefits based on each covered employee's years of service, highest five-year average compensation, and a step rate benefit formula indirectly integrating the plan with Social Security.

          Beginning in 1998, retirement plan provisions applicable to employees covered by the collective bargaining agreement were amended to recognize additional compensation as pensionable pay and to reduce the penalty for retirement before age 62.

          SPPC's funding policy for the retirement plan is to contribute an annual amount to an irrevocable trust that is not less than the minimum funding requirement under the Employee Retirement Income Security Act of 1974, and not in excess of the amount that can be deducted for federal income tax purposes. The plan's assets are invested primarily in common stocks, marketable bonds, and other fixed-income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in SPR common or SPPC preferred stock.

          In April 1995, SPPC offered an early retirement plan to non-bargaining unit employees age 50 or older with at least 15 years of credited service as of January 1, 1996 and whose age and credited years of service equaled at least 70. The present value of termination costs relating to the 112 employees who accepted the offering was originally recorded in 1995 at $16.8 million, but was revalued at $12.8 million during 1996 due to a revision in the measurement date. These termination costs were fully deferred, as a regulatory asset, as of December 31, 1995. During 1996, SPPC began amortizing the termination costs by recognizing expense for both 1995 and 1996. SPPC is using a ten-year amortization period for these costs, consistent with the treatment of previous early retirement programs.

          For management, professional and administrative employees, the post-retirement plan is contributory for individuals retiring after January 1, 1993, with retiree contributions tied to each retiree's length of service. Additionally, the plan requires employees retiring after January 1, 1993 to participate in Medicare Part "B". Life insurance benefits remain noncontributory for retirees. However, the amount of life insurance provided for retirees is significantly less than that provided to active employees. Also, dental coverage is discontinued for all employees at age 65.

          Beginning in 1998, post-retirement plan provisions applicable to employees covered by the collective bargaining agreement were amended. Retiree contributions were increased to a minimum of 10% plus an additional amount for each year of service fewer than 20. Also, the plan introduced a managed care option for future retirees.

          SPPC's funding policy for its post-retirement benefit obligation takes advantage of federal income tax deductions. Contributions are being made to two voluntary employee's beneficiary associations and in IRC (S)401(h) account.
Plan assets are invested primarily in common stocks, marketable bonds and other fixed income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in SPR common or SPPC preferred stock. Post-retirement health care costs for key executives continue to be paid from SPPC's general assets.

          The following table sets forth a reconciliation of the funded status of the plans with amounts included in SPPC's consolidated balance sheets for 1998, 1997 and 1996 (dollars in thousands).

                                                    Pension Benefits                           Post-Retirement Benefits
                                            1998            1997              1996           1998             1997         1996
                                     --------------   -------------    --------------  ---------------     ----------  -----------
Change in benefit obligation
Benefit obligation at beginning
     Of year                               $186,612        $157,660          $165,877         $ 65,483       $ 73,526     $ 73,821
Service cost                                  7,047           5,825             6,652            2,162          2,440        2,587
Interest cost                                13,702          11,920            11,778            4,817          5,597        5,269
Plan participant's
  contributions                                   -               -                 -               67             54           41
Amendments                                        -           5,204                 -                -         (3,520)         415
Actuarial gain                                8,310          14,500           (18,540)           6,661        (10,278)      (6,277)
Benefits paid                                (8,563)         (8,497)           (8,107)          (2,764)        (2,336)      (2,330)
                                     --------------   -------------    --------------  ---------------    -----------   ----------
Benefit obligation at end of year           207,108         186,612           157,660           76,426         65,483       73,526
                                     --------------   -------------    --------------  ---------------    -----------   ----------

Change in plan assets
Fair value of plan assets at
    Beginning of year                       190,535         167,416           148,300           39,326         32,944       24,620
Actual return on plan assets                 23,160          32,534            19,954            7,069          5,202        1,942
Employer contribution                             -               -             8,087            4,143          3,668        8,877
Plan participant's
 contributions                                    -               -                 -               67             54           41
Expenses paid                                (1,275)           (917)             (818)            (252)          (206)        (206)
Benefits paid                                (8,563)         (8,498)           (8,107)          (2,764)        (2,336)      (2,330)
Fair value of plan assets at end     --------------   -------------    --------------  ---------------    -----------   ----------
   of year                                  203,857         190,535           167,416           47,589         39,326       32,944
                                     --------------   -------------    --------------  ---------------    -----------   ----------

Funded status                                 3,251          (3,923)           (9,756)          28,837         26,157       40,582
Unrecognized net actuarial gain              26,519          29,352            26,661           16,716         20,837        8,562
Unrecognized prior service cost              (8,404)         (9,083)           (4,251)               -              -         (415)
Unrecognized transition obligation                -               -                 -          (31,563)       (33,818)     (39,419)
                                     --------------   -------------    --------------  ---------------    -----------   ----------
Accrued benefit cost                       $ 21,366        $ 16,346          $ 12,654         $ 13,990       $ 13,176     $  9,310
                                     ==============   =============    ==============  =============== ===========================

     In the preceding table, unrecognized net gain represents the net gain attributable to changes in actuarial assumptions and differences between actual experience and actuarial assumptions. Also, service cost represents the benefits earned during the year while interest cost represents the increase in the accumulated benefit obligation due to the passage of time.

                                                 Pension Benefits                     Post-Retirement Benefits
                                       1998            1997           1996         1998          1997          1996
                                  ------------   -------------    -----------  -----------   -----------  ------------
Weighted-average assumptions
  as of December 31
Discount rate                             6.75%           7.25%          7.50%        6.75%         7.25%         7.50%
Expected return on plan assets            8.50%           8.50%          8.50%        8.50%         8.50%         8.50%
Rate of compensation increase             4.50%           5.00%          5.00%        4.50%         5.00%         5.00%


          For 1996, the Company used a graduated medical trend rate assumption with an initial rate of 11.25%. This medical trend rate declined by 0.50% over the next ten years to an ultimate rate of 5.75% in 2007, remaining at the level thereafter. Beginning in 1997, the obligation valuation changes to a flat trend rate of 6.00% for each year as well as the adoption of the 1994 Group Annuity Generational Mortality Table.

($000)                                          Pension Benefits                      Post-Retirement Benefits
                                            1998         1997         1996           1998        1997          1996
                                     -----------   ----------  -----------      ---------  ----------    ----------
Components of net periodic
     benefit cost
Service cost                            $  7,047     $  5,825     $  6,652        $ 2,162     $ 2,440       $ 2,587
Interest cost                             13,702       11,920       11,778          4,817       5,597         5,269
Expected return on plan assets           (15,800)     (13,844)     (12,590)        (3,495)     (2,937)       (2,036)
Amortization of prior service cost           679          372          372                         33             -
Amortization of transition obligation                       -            -          2,255       2,464         2,464
Recognized net actuarial gain               (609)        (581)           -           (783)        (62)
                                     -----------   ----------  -----------      ---------  ----------    ----------
Net periodic benefit cost:
   SFAS No. 132                            5,019        3,692        6,212          4,956       7,535         8,284
Amount expensed :
     SFAS No. 71 - Net                     2,599        2,599        3,882            805         805         2,044
                                     -----------   ----------  -----------      ---------  ----------    ----------
Total net periodic benefit cost         $  7,618     $  6,291     $ 10,094        $ 5,761     $ 8,340       $10,328
                                     ===========   ==========  ===========      =========  ==========    ==========

          The amount expensed under SFAS No. 71 for the retirement plan represents the SFAS No. 88 costs arising from the 1989, 1992 and 1995 early retirement programs. Pursuant to PUCN directive and prior precedent, costs for the 1989, 1992, and 1995 programs are being amortized over 10 years.

          Assumed health care cost trend rates have a significant effect on the amounts reported for post-retirement plans. A one-percentage-point change in the assumed health care cost trend would have the following effects:


                                                           1-Percentage-                        1-Percentage-
                                                           Point Increase                       Point Decrease
Effect on total of service and interest
   cost components                                              $ 1.8 million                       $(1.4 million)
Effect on post-retirement
   Benefit obligation                                           $14.0 million                       $(11.0 million)

          In addition to the employee retirement plan covering all employees, SPPC has a Supplemental Executive Retirement Plan which is a non-qualified defined benefit plan under which SPPC will pay out of general assets supplemental pension benefits to key executives. SPPC also has a non-qualified supplemental pension plan covering certain employees. This plan provides for incremental pension payments from SPPC's funds so that total pension payments equal amounts that would have been payable from SPPC's principal pension plan if it were not for limitations imposed by income tax regulations. The unfunded liability under these plans as of

December 31, 1998, 1997 and 1996 was $5.6 million, $5.2 million and $4.9 million, respectively.

NOTE 11.  STOCK COMPENSATION PLANS

     At December 31, 1998 the Company had several stock-based compensation plans which are described below. The Company applies Accounting Principals Board Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for nonqualified stock options and the employee stock purchase plan. The total compensation cost that has been charged against income for the performance shares, dividend equivalents and the non-employee director stock plans was $.5 million, $1.4 million and $.9 million for 1998, 1997 and 1996, respectively. Had compensation cost for the Company's nonqualified stock options and the employee stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standard No. 123, the Company's income applicable to common stock would have been decreased to the pro forma amounts indicated below:

                                                          1998           1997           1996
                                                      ------------   ------------   -------------
      Income applicable to
      common stock               As Reported            $80,561        $77,668         $67,351
                                 Pro Forma              $80,217        $77,500         $67,284

     The Company's executive long-term incentive plan for key management employees, which was approved by shareholders on May 16, 1994, provides for the issuance of up to 750,000 of the Company's common shares to key employees through December 31, 2003. The plan permits the following types of grants, separately or in combination: nonqualified and qualified stock options; stock appreciation rights; restricted stock; performance units; performance shares; and bonus stock. During 1998, 1997 and 1996, the Company issued only nonqualified stock options and performance shares under the plan.

     Nonqualified stock options granted during 1998, 1997 and 1996 were granted at an option price not less than market value at the date of the grant (January 1, 1998, January 1, 1997 and January 1, 1996, respectively). The 1998 and 1997 options vest to the participants 33 1/3% per year over a three year period from the grant date and may be exercised for a period not exceeding ten years from the date of the grant. The 1996 options vest to the participants 20% per year over a five year period from the grant date and may be exercised for a period not exceeding ten years from the date of the grant. The options may be exercised using either cash or previously acquired shares, valued at the current market price, or a combination of both.

     The fair value of each nonqualified option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 4.71%, 5.30% and 5.50%; expected volatility of 13.16%, 11.42% and 11.57%;
risk-free rates of return of 5.81%, 6.68% and 5.75%; and an expected life of 10 years for all grants.

     A summary of the status of the Company's nonqualified stock option plan as of December 31, 1998, 1997 and 1996, and changes during those years is presented below:

                                                  1998                        1997                         1996
                                                  ----                        ----                         ----
                                                         Weighted                    Weighted                    Weighted
                                                         -Average                    -Average                    -Average
                                          Shares         Exercise      Shares        Exercise       Shares       Exercise
      Nonqualified Stock Options          (000)          Price         (000)         Price          (000)        Price
   ------------------------------------------------------------------------------------------------------------------------

   Outstanding at beginning of year         158            $25.51          89          $20.73           70         $19.59
   Granted                                  125            $35.90          98          $28.75           28         $23.38
   Exercised                               (31)            $24.24        (15)          $20.28          (1)         $19.83
   Forfeited                               (44)            $27.12        (14)          $23.17          (8)         $20.04
   Outstanding at end of year               208            $31.62         158          $25.51           89         $20.73

   Options exercisable at year-end           38            $24.54          25          $20.32           18         $19.83
   Weighted-average fair value of
    options granted during the year       $4.79                         $3.51                        $2.13

     The following table summarizes information about nonqualified stock options outstanding at December 31, 1998:


                                 Options Outstanding                Options Exercisable
                       ---------------------------------      -------------------------------
                           Number           Remaining                             Number
            Exercise   Outstanding at      Contractual            Exercise     Exercisable at
             Price        12/31/98            Life                 Price         12/31/98
         -----------------------------------------------      -------------------------------
            $20.500             9,088        5 years                 $20.500            7,270
            $18.750            12,544        6 years                 $18.750            7,526
            $23.375            11,180        7 years                 $23.375            4,472
            $28.750            55,598        8 years                 $28.750           18,570
            $35.900           120,000        9 years                 $35.900                -

     During 1998, 1997 and 1996, the Company granted performance shares in the following numbers and initial values, respectively: 12,700, 14,090 and 8,973 shares; and $35.90, $28.75 and $23.375 per share. The actual number of shares earned is dependent upon SPR achieving certain financial goals over three-year performance periods. The value of performance shares, if earned, will be equal to the market value of SPR's common shares as of the end of the performance periods. The Company, at its sole discretion, may pay earned performance shares in the form of cash or in shares (or a combination thereof).

     Simultaneous with the grant of both the nonqualified options and performance shares above, each participant was granted dividend equivalents. Each dividend equivalent entitles the participant to receive a contingent right to be paid an amount equal to dividends declared on shares originally granted from the date of grant through the exercise date, or, in the case of performance shares, throughout the performance period. Additionally, in order for dividend equivalents to be paid on the performance shares, certain financial targets must be met. Dividend equivalents will be forfeited if options expire unexercised.

     Under the Company's employee stock purchase plan, SPR is authorized to issue up to 400,162 shares of common stock to all of its employees with minimum service requirements. Under the terms of the plan, employees can choose twice each year to have up to 15% of their base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 90% of the market value on the offering commencement date. Employees can withdraw from the plan at any time prior to the exercise date. Under the plan, SPR sold 15,282, 17,822 and 15,602 shares to employees in 1998, 1997 and 1996, respectively. Compensation cost has been estimated for the employees' purchase rights on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1998, 1997 and 1996, respectively: average dividend yield of 4.17%, 4.87% and 5.38%; average expected volatility of 14.16%, 11.57% and 11.51%; and average risk-free interest rates of 4.96%, 5.59% and 5.45%. The weighted average fair value of those purchase rights in 1998, 1997 and 1996 was $4.94, $4.14 and $3.26, respectively.

     The Company's non-employee director stock plan provides that a portion of the outside directors' annual retainer be paid in Company stock. Effective May 20, 1996, the annual retainer for non-employee directors was increased from $14,000 to $30,000. The minimum amount to be paid in Company stock was also increased from $4,000 to $20,000 per director, over the prior year. During 1998, 1997 and 1996, the Company granted the following total shares and related compensation to directors in Company stock, respectively: 6,391, 8,208 and 9,212 shares; and $233,250, $230,833 and $160,417.

NOTE 12.  POSTEMPLOYMENT BENEFITS

     During 1995, SPPC offered a severance program to non-bargaining-unit employees which provided both severance pay and medical benefits continuation totaling $7.0 million and $0.5 million, respectively. These costs were deferred as a regulatory asset as of December 31, 1995. SPPC began amortization of these costs during 1996 over a ten-year period consistent with the period used for pension and post-retirement benefits. There was no remaining liability for unpaid severance and benefits at December 31, 1998, 1997 or 1996.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

     SPPC's estimated cash construction expenditures for the year 1999 and the five-year period 1999-2003 are $112.7 million and $639.8 million, respectively.

     Several of SPPC's purchased power, gas supply and pipeline capacity, and coal supply contracts contain minimum volume provisions, which SPPC is either meeting or exceeding. SPPC anticipates continuing to meet or exceed them in the future. Estimated future commitments under non-cancelable agreements with initial terms of one year or more at December 31, 1998 were as follows (in thousands of dollars):

                    1999                     $170,700
                    2000                      148,900
                    2001                      104,900
                    2002                       83,800
                    2003                       82,300
                    After 2003 to 2015        425,800

     SPPC has an operating lease for its corporate headquarters building, a 334,000 square foot, five-floor, multi-purpose building located in southeast Reno, Nevada. The primary term of the lease is 25 years, ending in 2010. The current annual rental is $5.4 million, which amount remains constant until the end of the primary term. The lease has renewal options for an additional 50 years. SPPC subleases building space to various tenants. These subleases vary from year to year and are shown at net of total lease.

     The total rental expense under all leases (net) was approximately $7.5 million in 1998, $7.4 million in 1997 and $8.2 million in 1996.

     Estimated future minimum lease commitments (net of the corporate headquarters building subleases described above) under non-cancelable operating leases with initial terms of one year or more at December 31, 1998 were as follows (in thousands of dollars):

                    1999                    $ 8,700
                    2000                      6,600
                    2001                      6,300
                    2002                      6,200
                    2003                      7,000
                    After 2003 to 2018       41,800
                                            -------
                       Total                $76,600
                                            =======

     SPPC has no material capital lease commitments.

     See Notes 1, 5, 7, and 10 of SPPC's consolidated financial statements for additional commitments and contingencies.

     SPPC, through the course of its normal business operations, is currently involved in a number of legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on its financial position or results of operations.

NOTE 14.  SEGMENT INFORMATION

     The Company adopted FASB statement No. 131, Disclosure about Segments of an Enterprise and Related Information, for its annual reports as of December 31, 1998. The Company operates three business segments providing regulated electric, natural gas and water service. Electric service is provided to northern Nevada and the Lake Tahoe area of California. Natural gas and water services are provided in the Reno-Sparks area of Nevada.

     Information as to the operations of the different business segments is set forth below based on the nature of products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). Intersegment revenues are not material.

     Financial data for business segments is as follows (in thousands).

                                                                                            Reconciling
December 31, 1998                      Electric            Gas              Water           Eliminations    Consolidated
---------------------                  -----------         -----------      -----------     ------------    ---------------
Operating Revenues                       $  585,657           $ 99,532         $ 49,143                          $  734,332
                                       ------------        -----------      ===========     ============    ===============
Operating income                         $  103,728           $ 10,534         $ 11,932                          $  126,194
                                       ============        ===========      ===========     ============    ===============
Operating income taxes                   $   34,611           $  5,142         $  3,797                          $   43,550
                                       ============        ===========      ===========     ============    ===============
Depreciation and Amortization            $   57,180           $  4,810         $  7,445                          $   69,435
                                       ============        ===========      ===========     =============   ===============
Interest expense on long term debt       $   28,277           $  4,001         $ 10,911         $(4,299)         $   38,890
                                       ============        ===========      ===========     ============    ===============
Assets                                   $1,558,322           $139,398         $274,124         $39,976          $2,011,820
                                       ============        ===========      ===========     ============    ===============
Capital expenditures                     $  144,080           $ 11,124         $ 28,180                          $  183,384
                                       ============        ===========      ===========     ============    ===============
                                                                                            Reconciling
December 31, 1997                      Electric            Gas              Water           Eliminations    Consolidated
---------------------                  ------------        -----------      -----------     ------------    ---------------
Operating revenues                       $  540,346           $ 70,675         $ 46,519                          $  657,540
                                       ============        ===========      ===========     ============    ===============
Operating income                         $   99,671           $ 10,057         $ 10,444                          $  120,172
                                       ============        ===========      ===========     ============    ===============
Operating income taxes                   $   33,742           $  4,223         $  2,422                          $   40,387
                                       ============        ===========      ===========     ============    ===============
Depreciation and amortization            $   52,239           $  4,531         $  7,347                          $   64,117
                                       ============        ===========      ===========     ============    ===============
Interest expense on long term debt       $   31,098           $  3,653         $  9,158         $(4,300)         $   39,609
                                       ============        ===========      ===========     ============    ===============
Assets                                   $1,463,969           $130,392         $282,524         $35,357          $1,912,242
                                       ============        ===========      ===========     ============    ===============
Capital expenditures                     $  105,531           $ 12,191         $ 30,079                          $  147,801
                                       ============        ===========      ===========     ============    ===============
                                                                                            Reconciling
December 31, 1996                      Electric            Gas              Water           Eliminations    Consolidated
---------------------                  ------------        -----------      -----------     ------------    ---------------
Operating revenues                       $  507,004           $ 67,376        $ 45,344                           $  619,724
                                       ============        ===========     ============     ============    ===============
Operating income                         $   86,428           $ 11,035        $  9,545                           $  107,008
                                       ============        ===========     ============     ============    ===============
Operating income taxes                   $   27,743           $  4,872        $  3,626                           $   36,241
                                       ============        ===========     ============     ============    ===============
Depreciation and amortization            $   47,797           $  4,223        $  6,098         $ 58,118
                                       ============        ===========     ============     ============    ===============
Interest expense on long term debt       $   27,856           $  3,480        $  7,519          $(1,804)         $   37,051
                                       ============        ===========     ============     ============    ===============
Assets                                   $1,407,927           $122,137        $276,954          $35,610          $1,842,628
                                       ============        ===========     ============     ============    ===============
Capital expenditures                     $  158,482           $ 10,798        $ 33,829       $  203,109
                                       ============        ===========     ============     ============    ===============

     The reconciliation of segment information to consolidated totals in the preceding table includes an adjustment for intersegment interest expense eliminated from the consolidated totals. The reconciliation of segment assets to the consolidated total includes the following unallocated amounts.

                                  1998                1997                1996
                               --------            -------             -------
Other property                 $ 1,342             $ 1,928             $ 1,043
Cash                            15,197               6,920                 890
Current assets-other             2,692               2,572               3,948
Other regulatory assets         21,031              23,876              29,426
Deferred charges-other            (286)                 61                 303
                               --------            -------             -------
                               $39,976             $35,357             $35,610
                               ========            =======             =======

NOTE 15.  QUARTERLY FINANCIAL DATA (unaudited)


     The following represents unaudited quarterly financial data (dollars in thousands):

                                                               Quarter Ended
                                                               -------------
                                             March 31,      June 30,       Sept. 30,       Dec. 31,
                                               1998          1998            1998            1998
                                       ------------------------------------------------------------
Operating Revenues                           $182,722       $169,143        $187,446       $195,021
                                             ========       ========        ========       ========

Operating Income                             $ 33,138       $ 27,308        $ 33,626       $ 32,122
                                             ========       ========        ========       ========

Income Before Preferred
  Dividend Requirement                       $ 23,194       $ 17,705        $ 23,751       $ 21,370
                                             ========       ========        ========       ========
Income Applicable to
  Common Stock                               $ 21,829       $ 16,340        $ 22,386       $ 20,006
                                             ========       ========        ========       ========

                                                            Quarter Ended
                                                            -------------
                                             March 31,       June 30,       Sept. 30,      Dec. 31,
                                               1997            1997           1997           1997
                                      -------------------------------------------------------------
Operating Revenues                           $171,858       $154,817        $159,783       $171,082
                                             ========       ========        ========       ========

Operating Income                             $ 32,292       $ 26,637        $ 29,194       $ 32,049
                                             ========       ========        ========       ========

Income Before Preferred                      ========       ========        ========       ========
  Dividend Requirement                       $ 23,357       $ 17,337        $ 20,142       $ 22,291
                                             ========       ========        ========       ========
Income Applicable to
  Common Stock                               $ 21,992       $ 15,972        $ 18,777       $ 20,927
                                             ========       ========        ========       ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
     (a)  Directors

     The following is a listing of all the current directors of SPPC and their ages as of December 31, 1998. There are no family relationships among them. Directors serve one-year terms ending at the next annual meeting or until a successor has been elected and qualified.

Edward P. Bliss, 66

          Consultant to Scudder Kemper Investments Co; retired partner, Loomis, Sayles & Company, Inc., an investment counsel firm in Boston, Massachusetts. He is also a Director of Seaboard Petroleum, Midland, Texas. Mr. Bliss has served as Director of SPPC since 1992 and of SPR since 1991.

Krestine M. Corbin, 61

          President and Chief Executive Officer of Sierra Machinery, Incorporated since 1984 and a director of that company since 1980. She also serves on the Federal Reserve Bank Twelfth District Head Board. Ms. Corbin has served as a Director of SPPC since 1992 and of SPR since 1989.

Theodore J. Day, 49

          Senior Partner, Hale, Day, Gallagher Company, a real estate brokerage and investment firm. Mr. Day has served as a Director of SPPC since 1986 and of SPR since 1987. He is also a Director of the W.M. Keck Foundation.

Harold P. Dayton, Jr., 76

          Retired President of Dayton's Furniture, Inc. Mr. Dayton has served as a Director of SPPC since 1967 and of SPR since 1983.

James R. Donnelley, 63

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

Richard N. Fulstone, 71

          President and General Manager of R.N. Fulstone Company since 1957 and President and General Manager, F.M. Fulstone, Inc., since 1982. Both companies engage in farming, cattle ranching and investments. Mr. Fulstone has served as a Director of SPPC since 1992 and of SPR since 1986.


Malyn K. Malquist, 46, Chairman, President and Chief Executive Officer

          Mr. Malquist was elected President and Chief Executive Officer of the Company and SPR on January 14, 1998. On February 24, 1998, Mr. Malquist was elected to the additional position of Chairman for both the Company and SPR. He was Sr. Vice President - Distribution Services Business Group and Principal Operations Officer from August 1996 to January 1998. He served as Senior Vice President and Chief Financial Officer of the Company and SPR when he joined the Company in April 1994 to August 1996. Prior to joining the Company, he was with San Diego Gas and Electric, where since 1978 he held various financial positions, including Treasurer in 1990 and Vice President in 1993.

James L. Murphy, 69

          Certified Public Accountant and retired partner of and consultant to Grant Thornton L.L.P., an international accounting and management consulting firm. He is the owner, independent trustee and general partner of several real estate development projects and numerous rental properties. He is also a retired Colonel in the United States Air Force Reserve. Mr. Murphy has served as a Director of SPPC since 1990 and of SPR since 1992.

Ronald K. Remington, 57

          President, Great Basin College since June 1989. He was previously Vice President of Instruction at Truckee Meadows Community College. Dr. Remington received his Ph.D. in psychology from the University of Nevada, Reno. Dr. Remington has served as a Director of SPPC since December 1991.

Dennis E. Wheeler, 56

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

     All of the present Directors, with the exception of Dr. Remington, are Directors of SPR. Messrs. Malquist and Murphy are Directors of Lands of Sierra, Inc.; Messrs. Dayton and Malquist are Directors of Sierra Gas Holdings Co.; Messrs. Fulstone and Malquist are Directors of Sierra Water Development Co.; Messrs. Day and Malquist are Directors of Tuscarora Gas Pipeline Co.; Mr. Malquist is a Director of Sierra Pacific Resources Media Group, GPSF-B, Pinon
Pine Corp., and Pinon Pine Investment Co.   All of the above listed companies
are affiliates of SPPC with the exception of GPSF-B, Pinon Pine Corp., and Pinon Pine Investment Co which are subsidiaries.

     (b)  Executive Officers

     The following are current executive officers and their ages as of December 31, 1998. There are no family relationships among them. Officers serve a term which extends to and expires at the meeting of the Board of Directors in May of each year or until a successor has been elected and qualified.

Malyn K. Malquist, 46, President and Chief Executive Officer

     See description under Item 10(a), "Directors", page 75.

William E. Peterson, 51, Senior Vice President, General Counsel and Corporate Secretary

          Mr. Peterson was elected to his present position in January 1994, and holds the same position with the Company's parent, SPR. He was previously Senior Vice President, Corporate Counsel from July 1993 to January 1994. Prior to joining the Company in 1993, he served as General Counsel and Resident Agent for SPR since 1992, and as a partner in the Woodburn and Wedge Law Firm since 1982.

Mark A. Ruelle, 37, Senior Vice President, Chief Financial Officer and Treasurer

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

Gerald W. Canning, 50, Vice President, Restructuring Group

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

Jeffrey C. Ceccarelli, 44, Vice President -- Distribution Services

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

Randy Harris, 45, Vice President, Energy Marketing Services Business Group

          Mr. Harris was elected to his current position in November 1996. His prior management positions include: General Manager, Transmission Services Business Group; Director of Wholesale Business; Director of Operations, Tuscarora Gas Pipeline; and Manager, Electric Operations. Mr. Harris joined the Company in 1974.

Steven C. Oldham, 48, Vice President - Transmission Business Group and Strategic Development

          Mr. Oldham was elected to his current position in November 1996. His previous executive positions include Vice President - Strategic Development; Vice President - Information Resources, Corporate Redesign and Merger Transaction; Vice President Regulation and Treasurer; and Treasurer and Director of Finance. Mr. Oldham has been with the Company since 1976.

Mary O. Simmons, 43, Controller

          Ms. Simmons was elected to her current position in June 1997. Her previous positions include: Director, Water Policy and Planning; Director, Budgets and Financial Services; and Assistant Treasurer, Shareholder Relations for SPR. Ms. Simmons, a certified public accountant, has been with the Company since 1985.

Mary Jane Willier, 52, Vice President, Human Resources

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth information about the compensation of each Chief Executive Officer that served in that position during 1998, and each of the four most highly compensated officers for services in all capacities to the Company and its subsidiaries.

                                                                                       Long-Term Compensation
                                                                            ---------------------------------------
                                           Annual Compensation                          Awards             Payouts
                                  ---------------------------------------------------------------------------------
                                                                Other                       Securities
                                                                Annual      Restricted      Underlying
        Name and                                                Compen-        Stock         Options/       LTIP         All Other
        Principal                    Salary          Bonus      sation        Awards          SARS         Payouts     Compensation
        Position          Year        ($)             ($)         ($)           ($)            (#)           ($)            ($)
          (a)              (b)        (c)           (d) (2)     (e) (3)         (f)            (g)         (h) (4)        (i) (5)
-----------------------------------------------------------------------------------------------------------------------------------
Walter M. Higgins (1)      1998     $ 63,234      $      0     $     0       $     0         0              $      0        $   703
Chairman, President and    1997     $361,497      $      0     $ 6,020       $     0         30,000         $      0        $47,175
Chief Executive Officer    1996     $334,231      $219,869     $     0       $     0          9,594         $181,193        $35,054

Malyn K. Malquist (1)      1998     $292,960      $180,900     $16,486       $     0         61,000         $ 85,184        $15,805
Chairman, President and    1997     $212,803      $ 92,198     $ 2,052       $     0         14,000         $101,192        $15,279
Chief Executive Officer    1996     $194,077      $ 95,335     $     0       $     0          3,504         $ 51,770        $ 9,380


William E. Peterson        1998     $199,385      $ 71,503     $18,918       $     0          9,000         $ 85,184        $29,939
Senior Vice President      1997     $207,757      $ 78,184     $17,142       $     0         10,000         $101,192        $29,488
General Counsel and        1996     $191,923      $ 85,445     $ 3,417       $     0          3,504         $ 70,508        $20,982

Corporate Secretary
Mark A. Ruelle             1998     $192,116      $ 72,843     $12,342       $     0          9,000         $ 50,108        $ 8,974
Senior Vice President      1997     $143,308      $ 65,269     $ 3,808       $     0          8,384         $      0        $77,329

Chief Financial Officer    1996     $      0      $      0     $     0       $     0              0         $      0        $     0
Treasurer
Mary Jane L. Willier       1998     $159,923      $ 51,975     $10,950       $     0          5,500         $ 26,868        $ 6,122

Vice President, Human      1997     $135,577      $ 46,027     $ 3,606       $     0          6,000         $      0        $72,377
Resources, Sierra          1996     $      0      $      0     $     0       $     0              0         $      0        $     0
Pacific Power Company

Randy G. Harris            1998     $155,769      $ 56,454     $10,788       $     0          5,500         $ 29,063        $ 5,893
Vice President, Energy     1997     $135,328      $ 45,916     $ 2,657       $     0          6,000         $      0        $ 4,672
Marketing Services         1996     $100,731      $ 22,424     $ 5,647       $     0              0         $      0        $ 4,112
Business Group
Sierra Pacific Power
Company
------------------------------------------------------------------------------------------------------------------------------------


Notes:
(1) Mr. Higgins resigned from his position of Chairman, President and Chief Executive Officer on January 14, 1998. Mr. Malquist was named Chairman, President and Chief Executive Officer on January 15, 1998.
(2) Amounts represent incentive pay received pursuant to SPR's "pay for performance" team incentive plan approved by stockholders in May, 1994.
(3) No perquisites in the aggregate exceeded the lesser of $50,000 or 10% of salary and bonus for any named executive. Accordingly, no amount perquisites have been reported.
(4) Long-term incentive payout relates to performance share payout for the three-year period January 1, 1996 to December 31, 1998.
(5)  Amounts for All Other Compensation include the following for 1998:

     . Company contributions under the 401(k) deferred compensation plan for all administrative employees, executive officers and directors, pursuant to which the Company matches 50% of each executive officer's deferral up to 6% of salary. In 1998, the Company matching amount was $4,800 each for Messrs. Malquist, Peterson, Ruelle, and Harris and Ms. Willier.
     . Company contributions to its nonqualified deferred compensation plan for Messrs. Malquist and Peterson and Ms. Willier were $9,312, $23,157 and 9,016. The additional income on earnings contributed by Messrs. Higgins, Malquist, Peterson and Ms. Willier which was in excess of 120% of the federal rate were $481, $121, $301 and $117.
     . Imputed income on group term life insurance premiums paid by the Company for Messrs. Higgins, Malquist, Peterson, Ruelle and Harris and Ms. Willier was $222, $707, $855, $186, $365 and $628.
     . Insurance premiums paid for executive term life policies for Messrs. Malquist, Peterson, Ruelle and Harris and Ms. Willier were $865, $826, $271, $728 and $694.
     . Mr. Ruelle received a payment of $3,717 from the Company for moving expenses

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     The following table shows all grants of options to the named executive officers of SPPC in 1998. Pursuant to Securities and Exchange Commission (SEC) rules, the table also shows the present value of the grant at the date of grant. The exercise price of all options is the market value of the stock as listed on the New York Stock Exchange at the time the options are granted.

-------------------------------------------------------------------------------------------------------------
Individual Grants (1)
-------------------------------------------------------------------------------------------------------------
                                               Percent of
                                                  Total
                             Number of         Option/SARS
                             Securities        Granted to          Exercise
                             Underlying          Employees         of Base
                            Options/SARS       in Fiscal            Price       Expiration        Grant Date
      Name                    Granted             Year              ($/sh)         Date         Present Value
       (a)                      (b)               (c)                 (d)           (e)            (f) (2)
-------------------------------------------------------------------------------------------------------------

Walter M. Higgins                      0              0.0%          $35.90          1/1/08           $      0
Malyn K. Malquist                 61,000             48.6%          $35.90          1/1/08           $275,110
William E. Peterson                9,000              7.2%          $35.90          1/1/08           $ 40,590
Mark A. Ruelle                     9,000              7.2%          $35.90          1/1/08           $ 40,590
Mary Jane L. Willier               5,500              4.4%          $35.90          1/1/08           $ 24,805
Randy G. Harris                    5,500              4.4%          $35.90          1/1/08           $ 24,805
-------------------------------------------------------------------------------------------------------------

(1) Under the executive long-term incentive plan, the grants of nonqualifying stock options were made on January 1, 1998. One third of these grants vest annually commencing one year after the date of the grant.
(2) The hypothetical grant date present values are calculated under the Black-Scholes Model. The Black-Scholes Model is a mathematical formula used to value options traded on stock exchanges. The assumptions used in determining the option grant date present value listed above include the stock's expected volatility (13.2%), risk free rate of return (5.81%), projected dividend yield (4.7%), the stock option term (10 years), and an adjustment for risk of forfeiture during the vesting period (3 years at 3%). No adjustment was made for non-transferability.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table provides information as to the value of the options held by the named executive officers at year end measured in terms of the closing price of Sierra Pacific Resources common stock on December 31, 1998.

                                                                                 Number of Securities       Value of Unexercised
                                                                               Underlying Unexercised           in-the-Money
                                                                               Options/SARS at Fiscal      Options/SARS at Fiscal
                                         Shares                                      Year-End                    Year-End
                                       Acquired on                Value            Exercisable/                Exercisable/
       Name                             Exercise                 Realized         Unexercisable               Unexercisable
        (a)                                (b)                     (c)                 (d)                        (e)
---------------------------------------------------------------------------------------------------------------------------------

Walter M. Higgins                           16,402               $161,942              0  /         0        $      0 / $      0
Malyn K. Malquist                                0               $      0            12,915  / 72,581        $187,390 / $251,220
William E. Peterson                              0               $      0            12,579  / 17,914        $192,504 / $117,354
Mark A. Ruelle                                   0               $      0             2,795  / 14,589        $ 25,851 / $ 70,601
Mary Jane L. Willier                             0               $      0              2,000  / 9,500        $ 18,500 / $ 48,550
Randy G. Harris                                  0               $      0              2,000  / 9,500        $ 18,500 / $ 48,550
---------------------------------------------------------------------------------------------------------------------------------

(e) Pre-tax gain. Value of in-the-money options based on December 31, 1998 closing trading price of $38.00 less the option exercise price.

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FIVE YEARS

     The executive long-term incentive plan (LTIP) provides for the granting of stock options (both nonqualified and qualified), stock appreciation rights
(SARs), restricted stock performance units, performance shares and bonus stock to participating employees as an incentive for outstanding performance. Incentive compensation is based on the achievement of pre-established financial goals for SPPC. Goals are established for total shareholder return (TSR) compared against the Dow Jones Utility Index and annual growth in earnings per share (EPS).

     The following table provides information as to the performance shares granted to the named executive officers of Sierra Pacific Power Company in 1998. Nonqualifying stock options granted to the named executives as part of the LTIP are shown in the table "Option/SAR Grants in Last Fiscal Year."


                                                                                    Estimated Future Payouts Under Non-Stock Price-
                                                                                                      Based Plans
                                                                                ---------------------------------------------------
                                         Number of          Performance
                                       Shares, Units     or Other   Period
                                         or Other        Until  Maturation
      Name                                Rights             or Payout           Threshold $          Target $            Maximum $
      (a)                                  (b)                  (c)                (d) (1)            (e) (2)              (f) (3)

-----------------------------------------------------------------------------------------------------------------------------------

Walter M. Higgins                                0           3 years                $     0           $      0             $      0
Malyn K. Malquist                            4,500           3 years                $80,775           $161,550             $282,713
William E. Peterson                          1,300           3 years                $23,335           $ 46,670             $ 81,673
Mark A. Ruelle                               1,300           3 years                $23,335           $ 46,670             $ 81,673
Mary Jane L. Willier                           800           3 years                $14,360           $ 28,720             $ 50,260
Randy G. Harris                                800           3 years                $14,360           $ 28,720             $ 50,260
-----------------------------------------------------------------------------------------------------------------------------------

(1) The threshold represents the level of TSR and EPS achieved during the cycle which represents minimum acceptable performance and which, is attained, results in payment of 50% of the target award. Performance below the minimum acceptable level results in no award earned.
(2) The target represents the level of TSR and EPS achieved during the cycle which indicates outstanding performance and which, if attained, results in payment of 100% of the target award.
(3) The maximum represents the maximum payout possible under the plan and a level of TSR and EPS indicative of exceptional performance which, if attained, results in a payment of 175% of the target award.

     All levels of awards are made with reference to the price of each performance share at the time of the grant.

PENSIONS PLANS

     The following table shows annual benefits payable on retirement at normal retirement age 65 to elected officers under the Company's defined benefit plans based on various levels of remuneration and years of service which may exist at the time of retirement.



                                               Annual Benefits for Years of Service Indicated
 Highest Average Five-         --------------------------------------------------------------------------------
   Years Remuneration                   15 Years        20 Years       25 Years        30 Years        35 Years
------------------------       --------------------------------------------------------------------------------

     $ 60,000                           $ 27,000       $ 31,500        $ 36,000        $ 36,000        $ 36,000
     $120,000                           $ 54,000       $ 63,000        $ 72,000        $ 72,000        $ 72,000
     $180,000                           $ 81,000       $ 94,500        $108,000        $108,000        $108,000
     $240,000                           $108,000       $126,000        $144,000        $144,000        $144,000
     $300,000                           $135,000       $157,500        $180,000        $180,000        $180,000
     $360,000                           $162,000       $189,000        $216,000        $216,000        $216,000
     $420,000                           $189,000       $220,500        $252,000        $252,000        $252,000
     $480,000                           $216,000       $252,000        $288,000        $288,000        $288,000
     $540,000                           $243,000       $283,500        $324,000        $324,000        $324,000
     $600,000                           $270,000       $315,000        $360,000        $360,000        $360,000
     $660,000                           $297,000       $346,500        $396,000        $396,000        $396,000
     $720,000                           $324,000       $378,000        $432,000        $432,000        $432,000

     The Company's noncontributory retirement plan provides retirement benefits to eligible employees upon retirement at a specified age. Annual benefits payable are determined by a formula based on years of service and final average earnings consisting of base salary and incentive compensation. Remuneration for the named executives is the amount shown under "Salary" and "Incentive Pay" in the "Summary Compensation Table. Pension costs of the retirement plan to which the Company contributes 100% of the funding are not and cannot be readily allocated to individual employees and are not subject to Social Security or other offsets.

     The Company has entered into an arrangement with Mr. Peterson crediting him with four years of service for prior years of service with his previous employer, most of which was dedicated to performing legal services for SPR and SPPC, and an additional one-half year credit for each year of service with the Company for the first ten years of his employment. Years of credited service for Messrs. Malquist, Peterson, Ruelle and Harris and Ms. Willier are 4.6, 10.8,
 .8, 23.6 and .9, respectively.

     A supplemental executive retirement plan (SERP) and an excess plan are also offered to the named executive officers. The SERP is intended to ensure the payment of a competitive level of retirement income to attract, retain and motivate selected executives. The excess plan is intended to provide benefits to executive officers whose pension benefits under the Company's retirement plan are limited by law to certain maximum amounts.

SEVERANCE ARRANGEMENTS

     Individual severance allowance plans exist for the named executive officers which provide for severance pay, payable in a lump sum or by purchase of an annuity, if within three years after a change in control of the Company, there is a termination of employment by the Company related to such change in control, or a termination of employment by the employee for good reason, in each case as described in the plans. In these circumstances, officers are entitled to a severance allowance not to exceed an amount equal to 36 months of the officer's base salary and any bonus and the continuation for up to 36 months of participation in the Company's group medical and life insurance plans. Change in control is defined in the plans as, among other things, a dissolution or liquidation, a reorganization, merger or consolidation in which the Company is not the surviving corporation, the sale of all or substantially all the assets of the company (not the sale of a work unit) or the acquisition by any person or entity of 30% or more of the voting power of the Company.

     In addition, several merger-related and merger-conditioned severance arrangements have been entered into between the Company and several executives, which are described in the section titled Certain Relationships and Related Transactions.

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

                                                        Common Shares
                                                         Beneficially                         Percent of Total Common
                                                         Owned as of                         Shares Outstanding as of
     Name of Director or Nominee                        March 10, 1999                            March 10, 1999
-------------------------------------            -------------------------           --------------------------------------
Edward P. Bliss                                              14,419
Krestine M. Corbin                                           10,172
Theodore J. Day                                              20,613
Harold P. Dayton, Jr.                                        12,583
James R. Donnelley                                           18,840                        No director or nominee
Richard N. Fulstone                                          14,845                        for director owns in excess
Walter M. Higgins (1)                                           100                        of one percent.
Malyn K. Malquist                                            43,243
James L. Murphy                                              10,318
Ronald K. Remington                                           8,338
Dennis E. Wheeler                                             9,250
Robert B. Whittington                                        13,214
                                                 -------------------------
                                                            175,935
                                                 =========================

                                                         Common Shares
                                                         Beneficially                         Percent of Total Common
                                                          Owned as of                        Shares Outstanding as of
          Executive Officers                            March 10, 1999                            March 10, 1999
--------------------------------------           --------------------------           ------------------------------------

Walter M. Higgins (1)                                           100
Malyn K. Malquist                                            43,243
William E. Peterson                                          22,451                      No executive officer owns
Mark A. Ruelle                                               10,022                      in excess of one percent
Mary Jane L. Willier                                          6,318
Randy G. Harris                                               8,803
                                                 --------------------------
                                                                     90,937
                                                 ==========================
All directors and executive officers                                297,719
 as a group (a) (b) (c)
                                                 ==========================

(1) Mr. Higgins resigned from his position of Chairman, President and Chief Executive Officer on January 14, 1998.

(a) Includes shares acquired through participation in the Employee stock Purchase Plan and/or the 401(k) plan.

(b) The number of shares beneficially owned includes shares which the Executive Officers currently have the right to acquire pursuant to stock options granted and performance shares earned under the Executive Long-Term Incentive Plan. Share beneficially owned pursuant to stock options granted to Messrs. Higgins, Malquist, Peterson, Ruelle, Harris, Ms. Willier, and all directors and executive officers as a group are -0-, 37,915, 18,913, 8,589, 5,833, 5,833 and 98,241 shares, respectively. Shares beneficially owned as a result of performance shares earned by Messrs. Higgins, Malquist, Peterson, Ruelle, Harris, Ms. Willier, and all directors and officers as a group are 0, 1,156, 592, 494, 259, 400, and 1,965, respectively.

(c) Included in the shares beneficially owned by the Directors are 71,737 shares of "phantom stock" representing the actuarial value of the Director's vested benefits in the terminated Retirement Plan for Outside Directors. The "phantom stock" is held in an account to be paid at the time of the Director's departure from the Board.

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

                          CHANGE IN CONTROL AGREEMENT

     SPR has entered into severance agreements with certain key executives, including the individuals named in the Summary Compensation Table. These agreements provide that, upon termination of the executive's employment within twenty-four months following a change in control of SPR (as defined in the agreements) either (a) by SPR for reasons other than cause (as defined in the agreements), death or disability, or (b) by the executive for good reason (as defined by the agreement, including a diminution of responsibilities, compensation, or benefits (unless, with respect to reduction in salary or benefits, such reduction is applicable to all senior executives of the Company and the acquirer)), the executive will receive certain payments and benefits. These severance payments and benefits include (i) a lump sum payment equal to three times the sum of the executive's base salary and target bonus, (ii) a lump sum payment equal to the present value of the benefits the executive would have received had be continued to participate in the Company's retirement plans for an additional 3 years (or, in the case of the Company's Supplemental Executive Retirement Plan only, the greater of three years or the period from the date of termination until the executive's early retirement date, as defined in such plan), and (iii) continuation of life, disability, accident and health insurance benefits for a period of thirty-six (36) months immediately following termination of employment. Except for Mr. Malquist, the agreements also provide that if any compensation paid, or benefit provided, to the executive, whether or not pursuant to the change-in-control agreements, would be subject to the federal excise tax on "excess parachute payments," payments and benefits provided pursuant to the agreement will be cut back to the largest amount that would not be subject to such excise tax, if such cutback results in a higher after-tax payment to the executive. In the case of Mr. Malquist, the agreement provides that SPR will pay an additional amount to hold him harmless from such tax. The Board of Directors entered into these agreements in order to attract and retain excellent management and to encourage and reinforce continued attention to the executives' assigned duties without distraction under circumstances arising from the possibility of a change in control of SPR. In entering into these agreements, the Board was advised by

Towers Perrin, the national compensation and benefits consulting firm described above, and Skadden, Arps, Slate, Meager & Flom, an independent outside law firm, to insure that the agreements entered into were in line with existing industry standards and provided benefits to management consistent with those standards.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

                                                                         Page
                                                                         ----
1.       Financial Statements:
            Report of Independent Auditors...........................     47
            Consolidated Balance Sheets as of
              December 31, 1998 and 1997.............................      2
            Consolidated Statements of Income for the Years
              Ended December 31, 1998, 1997 and 1996.................      2
            Consolidated Statements of Common Shareholder's Equity
              for the Years Ended December 31, 1998, 1997 and 1996...      2
            Consolidated Statements of Cash Flows for the
              Years Ended December 31, 1998, 1997 and 1996...........      2
            Consolidated Statements of Capitalization as of
              December 31, 1998 and 1997.............................      2
            Notes to Consolidated Financial Statements...............  53-73

2.       Financial Statement Schedules:
            Report of Independent Auditors...........................     91
            Schedule II-Valuation and Qualifying Accounts............     92

          All other schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules have been omitted because the information is not applicable.

3.        Exhibits:
            Exhibits are listed in the Exhibit Index on pages 93-100

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SIERRA PACIFIC POWER COMPANY

                          By: /s/    Malyn K. Malquist
                              ------------------------
                                     Malyn K. Malquist
                          President and Chief Executive Officer
                                     March 19, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March, 1999.

/s/           Mark A. Ruelle                  /s/     Mary O. Simmons
-------------------------------------      -------------------------------------
              Mark A. Ruelle                          Mary O. Simmons
          Senior Vice President,                        Controller
Chief Financial Officer and Treasurer         (Principal Accounting Officer)
   (Principal Financial Officer)

/s/      Edward P. Bliss                    /s/      James L. Murphy
-------------------------------------       ------------------------------------
         Edward P. Bliss                             James L. Murphy
            Director                                     Director

/s/    Krestine M. Corbin                   /s/    Ronald K. Remington
-------------------------------------       ------------------------------------
       Krestine M. Corbin                          Ronald K. Remington
           Director                                     Director

/s/      Theodore J. Day                   /s/     Dennis E. Wheeler
-------------------------------------      -------------------------------------
         Theodore J. Day                           Dennis E. Wheeler
            Director                                    Director

/s/   Harold P. Dayton, Jr.                /s/   Robert B. Whittington
-------------------------------------      -------------------------------------
      Harold P. Dayton, Jr.                      Robert B. Whittington
           Director                                     Director

/s/    James R. Donnelley                  /s/    Malyn K. Malquist
-------------------------------------      -------------------------------------
       James R. Donnelley                         Malyn K. Malquist
            Director                                   Director

/s/    Richard N. Fulstone
-------------------------------------
      Richard N. Fulstone
            Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Sierra Pacific Power Company
Reno, Nevada

We have audited the consolidated financial statements of Sierra Pacific Power Company and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 29, 1999 (February 12, 1999 as to Notes 1 and 3). Our audits also included the financial statement schedule listed in the table of contents on page 89. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Reno, Nevada
February 12, 1999

                         Sierra Pacific Power Company
                Schedule II - Valuation and Qualifying Accounts
             For The Years Ended December 31, 1998, 1997 and 1996
                            (Dollars in Thousands)


                                                   Provision for
                                                   Uncollectible
                                                      Accounts
                                                  --------------
Balance at January 1, 1996                              $ 1,543
 Provision charged to income                              1,880
 Amounts written off, less recoveries                    (1,227)
                                                  --------------
                                                          2,196

Balance at January 1, 1997                                2,196
 Provision charged to income                              1,411
 Amounts written off, less recoveries                    (1,903)
                                                  --------------
                                                          1,704

Balance at January 1, 1998                                1,704
 Provision charged to income                              3,686
 Amounts written off, less recoveries                    (1,929)
                                                  --------------
                                                        $ 3,461
                                                  --------------

                         SIERRA PACIFIC POWER COMPANY
                         1998 FORM 10-K EXHIBIT INDEX

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

(4)
          . Mortgage Indentures of the Company defining the rights of the holders of the Company's First Mortgage Bonds: Original Indenture (Exhibit 7-A to Registration No. 2-7475); Ninth Supplemental Indenture (Exhibit 2-M to Registration No. 2-59509); Tenth Supplemental Indenture (Exhibit 4-K to Registration No. 2-23932); Eleventh Supplemental Indenture (Exhibit 4-L to Registration No. 2-26552); Twelfth Supplemental Indenture (Exhibit 4-Lto Registration No. 2-36982); Sixteenth Supplemental Indenture (Exhibit 2-Y to Registration No. 2-53404); Nineteenth Supplemental Indenture (originally filed as Exhibit (2)(B) to the 1978 Form 10-K - refiled as Exhibit (4)(A) to the 1991 Form 10-K; Twentieth Supplemental Indenture (originally filed as Exhibit (2)(C) to the 1978 Form 10-K-refiled as Exhibit (4)(B) to the 1991 Form 10-K); Twenty-Seventh Supplemental Indenture (Exhibit (4)(A) to the 1989 Form 10-K); Twenty-Eighth Supplemental Indenture (Exhibit (4)(A) to the 1992 Form 10-K); Twenty-Ninth Supplemental Indenture (Exhibit D to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program); Thirtieth Supplemental Indenture (Exhibit (4)(B) to the 1992 Form 10-K); Thirty-First Supplemental Indenture (Exhibit (4)(C) to the 1992 Form 10-K); Thirty-Second Supplemental Indenture (Exhibit 4.6 to Registration No.99-69550); Thirty-Third Supplemental Indenture (Exhibit C to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program)

          . Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term Note program (Exhibit B to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

          . First Supplemental Indenture dated June 1, 1992 to Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term note program (Exhibit C to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

          . Second Supplemental Indenture dated October 1, 1993 to Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term note program (Exhibit B to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program)

          . Form of Medium-Term Global Floating Rate Note, Series A (Exhibit E to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

          . Form of Medium-Term Global Floating Rate Note, Series B (Exhibit D to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program)

          . Distribution Agreement to final forms of exhibits to the Company's Registration Statement (No. 333-1374) in connection with its offering of $80 million of Collateralized Debt Securities (the Debt Securities) subsequently referred to as Series C Medium Term Notes and Collateralized Debt Securities. (Exhibit A on Form 8-K dated March 11, 1996).

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

          . Form of medium-term Global Fixed Rate Note, Series D. (Exhibit D to Form 8-K dated March 10, 1997.

(10)
          . Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (confidential portions omitted and filed separately with the Securities and Exchange Commission) (Exhibit 5-GG to Registration No. 2-62476)

          . Amendment No. 1 dated November 8, 1983 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (originally filed as Exhibit (10)(B) to the 1983 Form 10-K -refiled as Exhibit (10)(B) to the 1991 Form 10-K)

          . Amendment No. 2 dated February 25, 1987 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (originally filed as Exhibit (10)(G) to the 1986 Form 10-K as amended by Form 8 filed May 19, 1987 -refiled as Exhibit (10)(A) to the 1993 Form 10-K)

          . Amendment No. 3 dated May 8, 1992 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (Exhibit (10)(B) to the 1992 Form 10-K; confidential portions omitted and filed separately with the Securities and Exchange Commission)

          . Coal Purchase Contract dated June 19, 1986 between the Company, Black Butte Coal Company and Idaho Power Company (originally filed as Exhibit (10)(B) to the 1986 Form 10-K - refiled as Exhibit
             (10)(C) to the 1992 Form 10-K)

          . Settlement Agreement and Mutual Release dated May 8, 1992 between the Company and Coastal States Energy Company (Exhibit (10)(D) to the 1992 Form 10-K; confidential portions omitted and filed separately with the Securities and Exchange Commission)

          . Interconnection Agreement dated May 29, 1981 between the Company and Idaho Power Company (originally filed as Exhibit (10)(A) to the 1981 Form 10-K -refiled as Exhibit (10)(C) to the 1991 Form 10-K)

          . Amendatory Agreement dated February 14, 1992 to Interconnection Agreement dated May 29, 1981 between the Company and Idaho Power Company (Exhibit (10)(D) to the 1991 Form 10-K)

          . Agreement dated February 23, 1989 between the Company and Idaho Power Company for the supply of power and energy (Exhibit (10)(A) to the 1988 Form 10-K)

          . Cooperative Agreement dated July 31, 1992 between the Company and the United States Department of Energy in connection with the Pinon Pine Integrated Coal Gasification Combined Cycle Project (Exhibit
             (10)(H) to the 1992 Form 10-K)

          . Revised Intercompany Pool Agreement dated July 19, 1982 pertaining to the Company's membership (originally filed as Exhibit (10)(C) to the 1982 Form 10-K- refiled as Exhibit (10)(E) to the 1991 Form 10-
             K)

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

          . Financing Agreement dated March 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Gas and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(E) to the 1987 Form 10-K-refiled as Exhibit (10)(F) to the 1993 Form 10-K)

          . Financing Agreement dated June 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit
             (10)(G) to the 1987 Form 10-K - refiled as Exhibit (10)(G) to the 1993 Form 10-K)

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

          . Ratified changes to the Agreement between the Company and the International Brotherhood of Electrical Workers dated October 31, 1994 (Exhibit (10)(B) to the 1994 Form 10-K)

          . Lease dated January 30, 1986 between the Company and Silliman Associates Limited Partnership relating to the Company's corporate headquarters building (originally filed as Exhibit (10)(C) to the 1986 Form 10-K - refiled as Exhibit (10)(I) to the 1992 Form 10-K)

          . Letter of Amendment dated May 18, 1987 to Lease dated January 30, 1986 between the Company and Silliman Associates Limited Partnership relating to the Company's corporate headquarters building (Exhibit (10)(L) to the 1987 Form 10-K- refiled as Exhibit
             (10) (K) to the 1993 Form 10-K)

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

          . Operation and Maintenance Agreement, dated December 15, 1995 between the Company and Pinon Pine Company, L.L.C. (Filed with 1995 Form 10-K)

          . Syngas Purchase Agreement, dated December 15, 1995 between the Company and Pinon Pine Company, L.L.C. (Filed with 1995 Form 10-K)

          . The Amended and Restated Nonqualified Deferred Compensation Plan in which any director or any executive officer of the Company may participate. The Plan was amended and restated January 1, 1996 (Filed with 1996 Form 10-K)

          . Distribution Agreement related to the Company's offering of $35 million Collateralized Medium-term Notes, Series D (Exhibit A on Form 8-K, dated March 10, 1997)

          . Change in Control Agreement dated February 18, 1997 by and among Sierra Pacific Resources and the following officers (individually):
             Gerald W. Canning, Jeffrey L. Ceccarelli, Randy G. Harris, Malyn K. Malquist, Steven C. Oldham, Victor H. Pena, William E. Peterson, Mark A. Ruelle, Mary O. Simmons, Doug Ponn, and Mary Jane Willier.

          . Agreement dated January 1, 1998 between the Company and the International Brotherhood of Electrical Workers. (Filed with 1997 Form 10-K)

          . Notice of Termination of Power Purchase from PacifiCorp under the Interconnection Agreement of May 19, 1971.

(11)
          . The Company is a wholly owned subsidiary and, in accordance with Paragraph 6 of SFAS No. 128 (Earnings Per Share), earnings per share data have been omitted.

(12) (A)
          . Calculation of Pre-Tax Interest Coverages for the Periods 1998, 1997 and 1996.

(16)
          . Letter from Coopers & Lybrand L.L.P. dated November 21, 1996 regarding the change in certifying accountants. (Exhibit filed with Form 8-K/A dated November 22, 1996)
(21)
          .  Subsidiaries of the Registrant:
             Pinon Pine Company
             Pinon Pine Investment Company
             Sierra Pacific Power Capital Trust I (The Trust)
(23)
          . Consent of Independent Auditors in connection with the Registration Statement of Sierra Pacific Power Company (File No. 333-17041), regarding its issuance of Series D Medium-Term Notes. (Filed with 1997 10-K)
(27)
*(A)
     The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-K from the twelve month period ending December 31, 1998.

                               PURCHASE AND SALE

                    AND ASSIGNMENT AND ASSUMPTION AGREEMENT

                          DATED AS OF FEBRUARY 9, 1999

                                 BY AND BETWEEN

                      GENERAL ELECTRIC CAPITAL CORPORATION

                                      AND

                          SIERRA PACIFIC POWER COMPANY


                                                         TABLE OF CONTENTS

                                                                                                                Page

ARTICLE I..........................................................................................................2

  1.1   General 2
  1.2   Definitions................................................................................................2
  1.3   Interpretation.............................................................................................5


ARTICLE II.........................................................................................................5

  PURCHASE AND SALE AND ASSIGNMENT AND ASSUMPTION..................................................................5
  2.1    Purchase and Sale and Assignment..........................................................................5
  2.2    Payment of the Purchase Price.............................................................................5
  2.3    Assumption................................................................................................5


ARTICLE III........................................................................................................6

  REPRESENTATIONS AND WARRANTIES OF SELLER.........................................................................6
  3.1    Corporate Status; Authority of Seller; Enforceability.....................................................6
  3.2    Documents.................................................................................................7
  3.3    Liens   7
  3.4    Assignment................................................................................................7
  3.5    Compliance with Laws......................................................................................7
  3.6    Litigation................................................................................................7
  3.7    Bankruptcy................................................................................................7
  3.8    Personnel Identification..................................................................................8
  3.9    Capitalization; Subsidiaries..............................................................................8
  3.10   Title to Purchased Shares.................................................................................8
  3.11   Tax Matters...............................................................................................8
  3.12   Real Property............................................................................................10
  3.13   Consents 10
  3.14   Broker's or Consultant's Fees............................................................................10
  3.15   Banking Arrangements.....................................................................................10
  3.16   Powers of Attorney.......................................................................................10
  3.17   Loans    10


ARTICLE IV........................................................................................................11

  REPRESENTATIONS AND WARRANTIES OF PURCHASER.....................................................................11
  4.1    Corporate Status.........................................................................................11
  4.2    Due Authorization........................................................................................11
  4.3    Authority of Purchaser...................................................................................11
  4.4    Enforceability...........................................................................................11
  4.5    Consents 11
  4.6    Broker's or Consultant's Fees............................................................................11

                                     -cii-

ARTICLE V.........................................................................................................12

  COVENANTS.......................................................................................................12
  5.1    Required Filings.........................................................................................12
  5.2    Pre-Closing Taxes........................................................................................12
  5.3    Tax Reports; Returns.....................................................................................12
  5.4    Optional Section 338(h)(10) Elections....................................................................12
  5.5    Further Assurance........................................................................................13


ARTICLE VI........................................................................................................13

  CONDITIONS PRECEDENT TO PURCHASER'S OBLIGATIONS.................................................................13
  6.1    Obligations to be Satisfied on or Prior to Closing Date..................................................13


ARTICLE VII.......................................................................................................14

  CONDITIONS PRECEDENT TO SELLER'S OBLIGATIONS....................................................................14
  7.1    Obligations to Be Satisfied on or Prior to Closing Date..................................................14


ARTICLE VIII......................................................................................................15

  CLOSING.........................................................................................................15
  8.1    Time and Place...........................................................................................15
  8.2    Closing Transactions.....................................................................................15
  8.3    Deliveries by Seller to Purchaser........................................................................15
  8.4    Deliveries by Purchaser to Seller........................................................................16


ARTICLE IX........................................................................................................16

    INDEMNIFICATION...............................................................................................16
    9.1  Indemnification by Seller................................................................................16
    9.2  Indemnification by Purchaser.............................................................................17
    9.3  Procedure for Indemnification............................................................................18
    9.4  Payment  18


ARTICLE X.........................................................................................................18

  MISCELLANEOUS PROVISIONS........................................................................................18
  10.1   Post-Closing Deliveries..................................................................................18
  10.2   Notices  19
  10.3   Assignment...............................................................................................19
  10.4   Benefit of the Agreement.................................................................................20
  10.5   Exhibits and Schedules...................................................................................20
  10.6   Headings 20
  10.8   Modifications and Waivers................................................................................20
  10.9   Counterparts.............................................................................................20
  10.10  Severability.............................................................................................20
  10.11  GOVERNING LAW............................................................................................20

                                    -ciii-

  10.12  Expenses 21
  10.13  Tax Consequences.........................................................................................21




EXHIBIT
-------

     Exhibit A    Form of Withholding Certificate



                                     -civ-

                               PURCHASE AND SALE
                               -----------------
                    AND ASSIGNMENT AND ASSUMPTION AGREEMENT
                    ---------------------------------------


     THIS PURCHASE AND SALE AND ASSIGNMENT AND ASSUMPTION AGREEMENT is entered into as of this 9th day of February, 1999, by and between SIERRA PACIFIC POWER COMPANY, a Nevada corporation (together with its successors and permitted assigns, "Purchaser"), and GENERAL ELECTRIC CAPITAL CORPORATION, a New York
          ---------
corporation (together with its successors and permitted assigns, "Seller").
                                                                  ------


                                 RECITALS
                                 --------

     WHEREAS, Purchaser and Seller are parties to that certain Membership Interest Acquisition Agreement dated as of December 15, 1995 (the "Membership
                                                                   ----------
Interest Acquisition Agreement") together with Pinon Pine Corp., a Nevada
------------------------------
corporation ("Member A1"), Pinon Pine Investment Co., a Nevada corporation
              ---------
("Member A2") (collectively, Member A1 and Member A2 shall be referred to as the
-----------
"A Members"), and GPSF-B Inc., a Delaware corporation ("Member B"), pursuant to
 ---------                                              --------
which (a) each of Purchaser and Seller made certain contributions of tangible and intangible property to the A Members and to Member B, respectively, in exchange for the issuance of shares of the capital stock of the A Members and Member B, respectively, and (b) each of the A Members and Member B made certain contributions of tangible and intangible property to Pinon Pine Company, L.L.C., a Delaware limited liability company (the "Company"), in exchange for their
                                           -------
respective interests in the Company;

     WHEREAS, the Company was formed pursuant to that certain Agreement of Limited Liability Company of Pinon Pine Company, L.L.C. dated as of December 15, 1995 (the "LLC Agreement") by and among the A Members and Member B for the
           -------------
purpose of owning and operating the Facility;

     WHEREAS, Purchaser and the Company have entered into that certain Fixed-Price Turn-Key Construction Agreement dated as of December 15, 1995 (the

"Construction Agreement") pursuant to which Purchaser agreed to construct and
-----------------------
start-up the Facility;

     WHEREAS, Purchaser has failed to complete the construction of the Facility before June 30, 1998 to the satisfaction of Member B as required by Section 4.3
                                                                    -----------
of the Construction Agreement and the Company's sole remedy is to cause Purchaser to acquire the Facility;

     WHEREAS, in lieu of acquiring the Facility, Purchaser desires to exercise its option under Section 4.3(a) of the Construction Agreement to acquire the
                 --------------
stock of Member B;

     WHEREAS, Member B is in the business of holding a membership interest in the Company ("Member B's Interest") (the "Business");
              -------------------         --------

     WHEREAS, Seller owns, through GE Capital Services Structured Finance Group, Inc., a Delaware corporation and a wholly-owned subsidiary of Seller ("GESFG"),
                                                                       -----
all of the issued and outstanding shares of capital stock of Member B, consisting of 1,000 shares of common stock, $1.00 par value (the "Shares");
                                                                  ------

     WHEREAS, Purchaser desires to acquire from Seller and Seller desires to sell and transfer to Purchaser, the Investor Interest (excluding the Reserved Rights (each as defined in Section 1.2 hereof)), all subject to the terms and
                           -----------
conditions set forth below;

     NOW, THEREFORE, in consideration of the foregoing Recitals and the mutual agreements and covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Purchaser and Seller hereby agree as follows:

                                 ARTICLE I
                                 ---------
                                 DEFINITIONS
                                 -----------

     I.1   General.  Each term defined in the first paragraph of this Agreement
           -------
and in the Recitals shall have the meaning set forth above whenever used herein, unless otherwise expressly provided or unless the context clearly requires otherwise.

     I.2   Definitions.  As used herein, the following terms shall have the
           -----------
meanings ascribed to them in this Section 1.2 or, to the extent not defined in
                                  -----------
this Section 1.2, in Appendix A to the Membership Interest Acquisition
     -----------
Agreement:

           A Members.  As defined in the Recitals hereto.
           ---------

           Adverse Consequences.  All allegations, charges, complaints, actions,
           --------------------
suits, proceedings, hearings, investigations, claims, demands, judgments, orders, decrees, stipulations, injunctions, damages, dues, penalties, fines, costs, amounts paid in settlement, Liabilities, Taxes, interest, Liens, losses, expenses and fees, including all accounting, consultant and attorneys' fees and court costs, costs of expert witnesses and other expenses of litigation.

           Affiliate.  As set forth in Rule 12b-2 of the regulations promulgated
           ---------
under the Securities Exchange Act of 1934.

           Agreement.  This Purchase and Sale and Assignment and Assumption
           ---------
Agreement, together with all Exhibits and Schedules referred to herein, as amended, modified or supplemented from time to time in accordance with the terms hereof.

           Authority.  Any governmental, regulatory or administrative body,
           ---------
agency or authority, any court of judicial authority, any arbitrator or any public, private or industry regulatory authority, whether foreign, federal, state or local.

           Business.  As defined in the Recitals hereto.
           --------

           Closing.  The actual conveyance, transfer, assignment and delivery of
           -------
the Investor Interest to Purchaser in exchange for the consideration payable to Seller pursuant to this Agreement.

           Closing Date.  Friday, February 12, 1999, or such other date as
           ------------
Purchaser and the Seller may mutually agree in writing, in either case, upon which the Closing shall occur.

           Code.  Internal Revenue Code of 1986.
           ----

           Company.  As defined in the Recitals hereto.
           -------

           Construction Agreement.  As defined in the Recitals hereto.
           ----------------------

           HSR Act.  The Hart-Scott-Rodino Antitrust Improvements Act of 1976,
           -------
as amended.

           Indemnified Party.  As defined in Section 9.3.
           -----------------                 -----------

           Indemnifying Party.  As defined in Section 9.3.
           ------------------                 -----------

           Investor Interest (i) All of the Seller's and GESFG's right, title
           -----------------
and interest in the Shares, (ii) all of Seller's rights as Investor in, to and under the Documents (other than the Reserved Rights) and (iii) all of Seller's obligations as Investor under the Documents to the extent arising or to be performed on or after the Closing Date.

           IRS.  Internal Revenue Service.
           ---

           Law.  Any law, statute, regulation, rule, ordinance, requirement,
           ---
announcement or other binding action or requirement of an Authority.

           Liabilities.  Any obligation or liability (whether known or unknown,
           -----------
whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated and whether due or to become due), including, without limitation, any liability for Taxes.

           Lien. Any lien (statutory or other), mortgage, pledge, hypothecation,
           ----
assignment, deposit arrangement, encumbrance or preference, priority or security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, the interest of a vendor or lessor under any conditional sale, capitalized lease or other title retention agreement).

           LLC Agreement.  As defined in the Recitals hereto.
           -------------

           Member A1. As defined in the Recitals hereto.
           ---------

           Member A2. As defined in the Recitals hereto.
           ---------

           Member B. As defined in the Recitals hereto.
           --------

           Member B's Interest.  As defined in the Recitals hereto.
           -------------------

           Membership Interest Acquisition Agreement.  As defined in the
           -----------------------------------------
Recitals hereto.

           Order.  Any decree, order, judgment, writ, award, injunction,
           -----
stipulation or consent of or by an Authority.

          Ordinary Course of Business.  The ordinary course of business of
          ---------------------------
Member B in accordance with past custom and practice (including with respect to quantity and frequency).

          Person.  Any natural person, corporation, limited liability company,
          ------
partnership, firm, joint venture, joint-stock company, trust, association, Authority, unincorporated entity or organization of any kind.

          Prior Claim.  Any Claim, indemnity or other right to payment that
          -----------
Seller may have as "Investor" under the Documents or as owner of the Shares, to the extent such Claim accrues, arises from or relates to any period prior to the Closing Date, whether known or unknown, contingent or otherwise; it being understood that any such Claim, indemnity or other right to payment arising from any payment or performance obligation under any Documents which by its terms is to be paid or performed on or after the Closing Date is not to be considered a Prior Claim.

           Purchase Price.  As defined in Section 2.2.
           --------------                 -----------

           Purchaser. As defined in the paragraph preceding the Recitals.
           ---------

           Purchaser Warranty Claim.  As defined in Section 9.1(a).
           ------------------------                 --------------

          Reserved Rights.  Any of the right, title and interest of Seller (and
          ---------------
its affiliates, successors and assigns (other than Purchaser and its successors and assigns), agents, servants, representatives, directors and officers) in and to each and every Prior Claim (but not to the exclusion of the Purchaser).

           Section 338 Elections.  As defined in Section 5.4.
           ---------------------                 -----------

           Section 338 Election Forms.  As defined in Section 5.4.
           --------------------------                 -----------

           Seller.  As defined in the Recitals hereto.
           ------

           Seller Warranty Claim.  As defined in Section 9.2.
           ---------------------                 -----------

           Seller's Knowledge.  Seller's actual knowledge after due inquiry and
           ------------------
reasonable investigation.

           Shares.  As defined in the Recitals hereto.
           ------

           Taxes.  As defined in Section 3.11(a).
           -----                 ---------------

           Transaction Parties.  Collectively, each party to the Membership
           -------------------
Interest Acquisition Agreement.

     I.3  Interpretation.  Unless otherwise expressly provided or unless the
          --------------
context requires otherwise, (a) all references in this Agreement to Articles, Sections, Schedules and Exhibits shall mean and refer to Articles, Sections, Schedules and Exhibits of this Agreement; (b) all references to statutes and related regulations shall include all amendments of the same and any successor or replacement statutes and regulations; (c) words using the singular or plural number also shall include the plural and singular number, respectively; (d) references to "hereof", "herein", "hereby" and similar terms shall refer to this entire Agreement (including the Schedules and Exhibits hereto); and (e) references to any Person shall be deemed to mean and include the successors and permitted assigns of such Person (or, in the case of an Authority, Persons succeeding to the relevant functions of such Person).

                                 ARTICLE II
                PURCHASE AND SALE AND ASSIGNMENT AND ASSUMPTION
                -----------------------------------------------

     II.1  Purchase and Sale and Assignment.    Subject to the terms and
           --------------------------------
conditions of this Agreement, and in reliance upon the representations, warranties, covenants and agreements made in this Agreement by Seller and Purchaser, Purchaser shall purchase and accept from Seller, and Seller shall sell, transfer, convey, assign and deliver to Purchaser, on the Closing Date, the Investor Interest (including without limitation causing GESFG to sell, transfer, convey, assign and deliver to Purchaser the Shares) subject to Section
                                                                         -------
2.3(b).
------

     II.2  Payment of the Purchase Price.  The purchase price (the "Purchase
           -----------------------------                            --------
Price") payable by Purchaser to Seller in consideration for the Investor
-----
Interest shall be Twenty-Nine Million Eight Hundred Seventy Thousand Four Hundred Seventy-Three Dollars and Three Cents ($29,870,473.03) plus interest from November 30, 1998 up to and including the Closing Date, at an interest rate equal to the applicable pre-tax yield provided for in the definition of "Book Investment" as defined in Appendix A to the Membership Interest Acquisition Agreement, payable on the Closing Date by wire transfer of immediately available federal funds to an account designated in writing to Purchaser by Seller in writing prior to the Closing.

     II.3  Assumption.  (a)  Upon the Closing Date, Purchaser accepts the
           ----------
assignment set forth above and confirms that it shall be deemed the Investor and as such a party to the Documents, and Purchaser agrees to be bound by all of the terms of and assumes all of the duties and obligations of the Investor pursuant to the Documents (other than duties and obligations relating to Prior Claims and Reserved Rights). From and after the Closing Date, Seller shall be released and discharged from, and shall not be responsible to Purchaser or to any Person for, the discharge or performance of any duty or obligation as Investor pursuant to or in connection with the Documents (other than duties or obligations occurring or arising prior to the Closing Date or relating to Prior Claims and Reserved Rights) and Purchaser shall be substituted in lieu of Seller as Investor with respect to each of the Documents to which Seller is a party as Investor. From and after the Closing Date, Purchaser shall not be responsible to any Person for the discharge or performance of any duty or obligation of Seller as Investor in connection with the Documents occurring or arising prior to the Closing Date or any duty or obligation in connection with any Prior Claim or Reserved Right.

          (b) From and after the Closing Date, neither Seller nor any Affiliate of Seller will claim any tax benefits, file any tax returns or take any other action that would be inconsistent with the status of Purchaser as the sole owner of the Investor Interest, including the Shares, for federal, state and local tax purposes, or with the treatment of Purchaser as the owner of the Shares, except for the period of Seller's ownership prior to the Closing Date.

                                  ARTICLE III
                   REPRESENTATIONS AND WARRANTIES OF SELLER
                   ----------------------------------------

     As an inducement to Purchaser to enter into and perform its obligations under this Agreement, and in consideration of the covenants of Purchaser contained herein, Seller represents and warrants to Purchaser as of the date of this Agreement and as of the Closing Date (which representations and warranties shall survive the Closing regardless of what examinations, inspections, audits and other investigations Purchaser has heretofore made, or may hereafter make, with respect to such representations and warranties) as follows:

     III.1  Corporate Status; Authority of Seller; Enforceability.
            -----------------------------------------------------

     (a) Each of Seller, GESFG and Member B is a corporation duly organized, validly existing and in good standing under the laws of the state of its organization and in each other jurisdiction where the failure to so qualify could have a material adverse effect on its business, operations or condition or on the Business. Each of Seller and Member B has the corporate power and authority necessary to perform its obligations under the Documents.

     (b) Seller has the corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder. The execution, delivery and performance by Seller of this Agreement have been duly authorized by all necessary corporate action on its part and neither the execution and delivery thereof, nor the consummation of the transactions contemplated thereby, nor compliance by it with any of the terms and provisions thereof requires or will require any approval of stockholders of, or approval or consent of any trustee or holders of any indebtedness or obligations of Seller other than such consents and approvals as have been obtained and are in full force and effect. This Agreement has been duly executed and delivered by Seller and (assuming the due authorization, execution, delivery by Purchaser) constitutes its legal, valid and binding obligation enforceable against Seller in accordance with its terms, subject to bankruptcy, insolvency, reorganization and other laws affecting creditors' rights generally and by general principles of equity (whether in a proceeding at law or in equity).

     (c) Except as may arise from the activities contemplated by the Documents, neither the execution or delivery of this Agreement by Seller nor the performance by Seller of its obligations under this Agreement will conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, any contract, lease, license, franchise, permit, indenture, mortgage, deed of trust, note agreement or other agreement or instrument to which Seller, GESFG or Member B is a party or is bound, the articles of incorporation or by-laws of Seller, GESFG or Member B or any applicable Law or Order to which Seller, GESFG or Member B is a party or by which Seller, GESFG or Member B is bound or would result in any Lien on the Shares or the Investor Interest.

     III.2  Documents.   Each Document to which Seller, in its capacity as
            ---------
Investor, or Member B is a party has been duly authorized by all necessary corporate action on behalf of Seller or Member B, and has been executed and delivered by Seller or Member B. Seller has delivered to Purchaser the minutes of all directors and shareholder meetings of Member B. As of the Closing Date, Member B will not be a party to any contract or agreement other than the Documents and such other documents which are contemplated by the Documents.
From and after the Closing Date, Member B will have no assets other than the assets, rights and interests which are in connection with the Pinon Pine Project and which are contemplated by the Documents. Member B was formed on October 2, 1995, and since such date has not conducted any business or incurred any liability or obligation other than its obligations under the Documents or obligations or liabilities arising from the activities contemplated by the Documents.

     III.3  Liens.  Purchaser will acquire the Shares free of any Liens
            -----
attributable to Member B, GESFG or Seller (other than Liens created pursuant to the Documents).

     III.4  Assignment.   Except pursuant to this Agreement or the Documents,
            ----------
Member B has not assigned or transferred any of its right, title or interest in or under the Documents, the Property or the Pinon Pine Project.

     III.5  Compliance with Laws.  Except as may result from the transactions
            --------------------
contemplated by the Documents, Member B has complied with all, and is not in violation of any, applicable Laws or Orders (including, without limitation, any applicable building, zoning, environmental protection, occupational health and safety, employment or disability rights law, ordinance or regulation) affecting its properties or the operation of its Business.

     III.6  Litigation. Except as may result from the transactions
            ----------
contemplated by the Documents, there are no actions, proceedings, claims, suits, investigations, inquiries, or similar actions pending or, to the best of Seller's Knowledge, threatened, against it, GESFG or Member B before any Authority, arbitral or tribunal in law or equity that questions the validity or enforceability of this Agreement or any Document to which Seller or Member B is or is to become a party or that would materially and adversely affect Seller's, GESFG's or Member B's ability to perform their respective obligations under this Agreement or the Documents to which such person is a party.

     III.7  Bankruptcy. There is not pending against Seller, GESFG or Member B
            ----------
any voluntary petition in bankruptcy or petition or answer seeking any reorganization, liquidation, dissolution or similar relief under any federal or state bankruptcy, insolvency, or other law relating to relief for debtors, and neither Seller nor any Affiliate has sought or consented to or acquiesced in the appointment of any trustee, receiver, conservator or liquidator of all or any part of its properties or its interest in or Seller's, GESFG's or Member B's rights to the Pinon Pine Project, the Investor Interest or the Shares. No court of competent jurisdiction has entered an order, judgment, or decree approving a petition filed against Seller, GESFG or Member B seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any federal bankruptcy or insolvency act or other law relating to relief for debtors, and no other liquidator has been appointed for the Seller, GESFG or Member B or of all or any part of its properties or its rights to the Pinon Pine Project, the Investor Interest or the Shares and no such action is pending.

     III.8  Personnel Identification.  All officers and directors of Member B
            ------------------------
shall resign as of the Closing Date.

     III.9  Capitalization; Subsidiaries. (a) The total number of shares of
            ----------------------------
capital stock and the par value thereof which Member B is authorized to issue and the number of such shares which are issued and outstanding are as follows:

                                                             Issued and
            Class                   Authorized Shares    Outstanding Shares
            -----                   -----------------    ------------------
----------------------------------------------------------------------------------------------

Common Stock, $1.00 par value           1,000                   1,000
----------------------------------------------------------------------------------------------

No shares of Member B's capital stock are held as treasury stock.

     (b) Except for Purchaser's option, which the Purchaser is exercising hereunder, to acquire the Shares pursuant to Section 4.3 of the Construction
                                             -----------
Agreement, there are no outstanding options, conversion rights, phantom stock plans, warrants or other rights in existence to acquire from Member B any of its shares of capital stock.

     (c) The Shares have been duly and validly issued and are fully paid and nonassessable and are not subject to any preemptive rights; and there are no voting trust agreements or other contracts, agreements or arrangements restricting voting or dividend rights or transferability with respect to the outstanding shares of capital stock of Member B.

     (d) Member B has not violated in any material respect any federal, state or local Law in connection with the offer for sale or sale and issuance of its outstanding shares of capital stock or any other securities issued by it.

     (e) Member B does not own any securities or any other direct or indirect interest in any other Person other than those contemplated by the Documents.

     III.10  Title to Purchased Shares.  GESFG owns all of the Shares of
             -------------------------
Member B. GESFG is of the record and beneficial owner of all of the issued and outstanding capital stock of Member B. The Shares constitute all of the issued and outstanding shares of capital stock of Member B and upon delivery of and payment by Purchaser to Seller of the Purchase Price, Purchaser will acquire good and marketable title to the Shares free and clear of all Liens.

     III.11  Tax Matters.
             -----------

     (a)     The term "Taxes" means all net income, capital gains, gross income,
                       -----
gross receipts, sales, use, transfer, ad valorem, franchise, profits, license, capital, withholding, payroll, employment, excise, goods and services, severance, stamp, occupation, premium, property, assessments or other governmental charges of any kind whatsoever, together with any interest, fines and any penalties, additions to tax or additional amounts incurred or accrued under applicable federal, state, local or foreign tax law or assessed, charged or imposed by any Authority, domestic or foreign, provided that any interest, penalties, additions to tax or additional amounts that relate to Taxes for any taxable period (including any portion of any taxable period ending on or before the Closing Date) shall be deemed to be Taxes for such period, regardless of when such items are incurred, accrued, assessed or charged.

     (b) Member B has duly and timely filed (and prior to the Closing Date will duly and timely file) true, correct and complete Tax returns, reports or estimates, all prepared in accordance with applicable Laws, for all years and periods (and portions thereof), for all jurisdictions (whether federal, state, local or foreign) in which any such returns, reports or estimates were due, and for all such returns, reports and estimates which are required to be filed by any applicable Law on or prior to the Closing Date. All Taxes shown as due and payable on such returns, reports and estimates have been paid (or will be paid prior to the Closing), and there is no current liability for any Taxes due and payable in connection with any such returns. There are no existing liens for Taxes upon any of Member B's assets.

     (c) Member B has (i) withheld all required amounts from its employees, agents, contractors and nonresidents and remitted such amounts to the proper Authorities; (ii) paid all employer contributions and premiums; and (iii) filed all federal, state, local and foreign returns and reports with respect to employee income Tax withholding, and social security and unemployment Taxes and premiums, all in compliance with the withholding provisions of the Code, or any prior provision of the Code and other applicable Laws.

     (d) Other than as provided within the Documents, Member B's assets consist solely of the Member B Interest.

     (e) Member B does not engage (and has not previously engaged) in a trade or business within the meaning of the Code, other than that of owning the Member B Interest and the Business.

     (f)     Member B is not a foreign person within the meaning of Code Section
1445.

     (g) Member B is and always has been taxable as a corporation for federal income tax purposes.

     (h) Neither the Code nor any other provision of Law requires Purchaser to withhold any portion of the Purchase Price.

     (i) Other than as provided within the Documents, Member B is not a party to any joint venture, partnership or other arrangement that could be treated as a partnership for federal income Tax purposes.

     (j) No federal, state, local or foreign Tax audits or other administrative proceedings, discussions or court proceedings are presently pending with regard to any Taxes or Tax returns of Member B and no additional issues are being asserted against Member B in connection with any existing audits of Member B, other than any such items which relate to the Business or the Company.

     (k) Other than as provided within the Documents, Member B has not entered into any agreement relating to Taxes which affects any taxable year ending after the Closing Date.

     (l) Member B has not agreed to and it is not required to make any adjustment by reason of a change in accounting methods that affects any taxable year ending after the Closing Date, other than any such adjustment made by the Company. Neither the IRS nor any other Authority has proposed any such adjustment or change in accounting methods that affects any taxable year ending after the Closing Date. Member B has no application pending with any taxing authority requesting permission for any changes in accounting methods that relate to its business or operations and that affects any taxable year ending after the Closing Date, other than any such application made by the Company.

     (m)     Member B has not consented to the application of Code section
341(f).

     (n) There is no contract, agreement, plan or arrangement covering any employee or former employee of Member B that, individually or collectively, could give rise to the payment by Member B of any amount that would not be deductible by reason of Code section 280G.

     III.12  Real Property.  Except as may be contemplated by the Documents,
             -------------
Member B has no title to or interests in any real property.

     III.13  Consents.  Except for filings pursuant to the HSR Act, no
             --------
consent, approval, order or authorization of, or registration, declaration or filing with, any Authority or any other Person is required to be obtained or made by the Seller, GESFG or Member B in connection with the execution and delivery of this Agreement or the performance by the Seller of its obligations hereunder which has not been obtained.

     III.14  Broker's or Consultant's Fees. Seller represents and warrants
             -----------------------------
that it has dealt with no broker, finder or consultant in connection with any of the transactions contemplated by this Agreement, and, to the Seller's Knowledge, no Person is entitled to any commission, broker's or finder's fee in connection with the sale of the Shares to Purchaser.

     III.15  Banking Arrangements.  Member B has no banking, borrowing or
             --------------------
depository relationship, or accounts or deposits of funds.

     III.16  Powers of Attorney.  No Person holds any power of attorney from
             ------------------
Member B.

     III.17  Loans.  There are no loans (including, without limitation,
             -----
principal, interest and fees) due and owing to Member B from Seller or any of Member B's Affiliates, employees, officers or directors.

                                  ARTICLE IV
                  REPRESENTATIONS AND WARRANTIES OF PURCHASER
                  -------------------------------------------

     As an inducement to Seller to enter into and perform their obligations under this Agreement, and in consideration of the covenants of Seller contained herein, Purchaser represents and warrants to Seller as of the date hereof and as of the Closing Date (which representations and warranties shall survive the Closing regardless of what examinations, inspections, audits and other investigations Seller has heretofore made, or may hereafter make, with respect to such representations and warranties) as follows:

     IV.1  Corporate Status.  Purchaser is a corporation duly organized,
           ----------------
validly existing and in good standing under the laws of the State of Nevada.

     IV.2  Due Authorization.  The execution and delivery by Purchaser of this
           -----------------
Agreement, and the performance by Purchaser of its obligations hereunder, have been duly and validly authorized and approved by all necessary corporate action on the part of Purchaser.

     IV.3  Authority of Purchaser.  Purchaser has the corporate power and
           ----------------------
authority to execute and deliver this Agreement and to perform its obligations hereunder. The execution, delivery and performance of this Agreement have been duly authorized by all necessary action on the Purchaser's part and neither the execution and delivery thereof, nor the consummation of the transactions contemplated thereby, nor compliance by it with any of the terms and provisions thereof requires or will require any approval of members or managers of, or approval or consent of any trustee or holders of any indebtedness or obligations of Purchaser, other than such consents and approvals as have been obtained and are in full force and effect. Neither the execution or delivery of this Agreement by Purchaser nor the performance by Purchaser of its obligations under this Agreement will conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, any contract, lease, license, franchise, permit, indenture, mortgage, deed of trust, note agreement or other agreement or instrument to which Purchaser is a party or is bound, its articles of incorporation, by-laws or any applicable Law or Order to which Purchaser is a party or by which Purchaser is bound.

     IV.4  Enforceability.  This Agreement has been duly executed and
           --------------
delivered by Purchaser and (assuming the due authorization, execution and delivery by Seller) constitutes its legal, valid and binding obligation enforceable against Purchaser in accordance with its terms, subject to bankruptcy, insolvency, reorganization and other laws affecting creditors' rights generally and by principles of equity (whether in a proceeding at law or in equity).

     IV.5  Consents.  Except for filings pursuant to the HSR Act or as
           --------
otherwise contemplated by this Agreement, no consent, approval, Order or authorization of, or registration, declaration or filing with, any Authority or any other Person is required to be obtained or made by Purchaser in connection with its execution and delivery of this Agreement or the performance by it of its obligations hereunder.

     IV.6  Broker's or Consultant's Fees.  Purchaser represents and warrants
           -----------------------------
that it has dealt with no broker, finder or consultant in connection with any of the transactions contemplated by this Agreement, and, to its knowledge, no Person is entitled to any commission or finder's fee in connection with the sale of the Shares to Purchaser.

                                 ARTICLE V
                                 COVENANTS
                                 ---------

     Seller and Purchaser covenant and agree that:

     V.1  Required Filings.   Prior to the Closing, Seller and Purchaser agree
          ----------------
to (a) promptly file, or cause to be promptly filed, with all appropriate Authorities all notices, registrations, declarations, applications and other documents as may be necessary as a result of the consummation of the transactions contemplated hereby and (b) to diligently pursue all consents, approvals and authorizations from such Authorities as may be necessary as a result of the consummation of the transactions contemplated hereby. Seller and Purchaser each covenant to (i) request early termination of the waiting period required under the HSR Act, (ii) furnish to the other party such necessary or appropriate information and reasonable assistance as such other party may reasonably request in connection with its preparation of necessary filings and submissions pursuant to the HSR Act and (iii) comply with a request for additional information issued by any Authority as promptly as practical. Purchaser shall pay the HSR Act filing fee.

     V.2  Pre-Closing Taxes.  Seller shall be liable for all Taxes imposed on
          -----------------
or incurred by Member B or its assets for any taxable period ending on or before the Closing Date, except to the extent provided otherwise in the Documents.

     V.3  Tax Reports; Returns.  Seller and Purchaser shall provide each other
          --------------------
with such assistance as may reasonably be requested by the others in connection with the preparation of any return or report of Taxes, any audit or other examination by any taxing authority, or any judicial or administrative proceedings relating to liabilities for Taxes. Seller and Purchaser will retain for the full period of any statute of limitations and provide the others with any records or information which may be relevant to such preparation, audit, examination, proceeding or determination. Seller shall be responsible for causing Member B to file all Tax returns and reports of Member B due on or prior to the Closing Date, which such returns and reports shall be prepared and filed timely and on a basis consistent with existing procedures for preparing such returns or reports and consistent with prior practice with respect to the treatment of specific items on the returns or reports.

     V.4  Optional Section 338(h)(10) Elections.
          -------------------------------------

          (a) At the Purchaser's sole discretion and upon prior written notice the Purchaser and the Seller shall make, or cause to be made, in an appropriate and timely manner the elections provided for by Code section 338(h)(10) (and, to the extent necessary to allow for such election under Code section 338(h)(10), an election under Code section 338(g)) and any corresponding election under state or local law with respect to the Purchaser's acquisition of the stock of Member B ("Section 338 Elections").
           ---------------------

          (b) Upon the Purchaser's delivery of written notice that the Section 338 Elections are to made pursuant to Section 5.4(a):
                                      --------------

          (i) The Purchaser and the Seller will cooperate with each other to take all actions necessary or appropriate to effect and preserve the
     Section 338 Elections, including, but not limited to, preparing a Form 8023-A (Corporate Qualified Stock Purchase Agreement) and any related and comparable forms for state or local law ("Section 338 Election Forms").
                                               --------------------------

           (ii) The Purchaser shall have delivered to the Seller executed and completed Section 338 Election Forms prepared in accordance with Law and allocating the Modified Aggregate Deemed Sales Price (as defined in Treasury Regulation section 1.338(h)(10)-1(f)(2)) among the assets of the Member B in accordance with the applicable Regulations promulgated under Code section 338. The Seller shall have such forms duly executed by the appropriate persons and delivered to the Purchaser in a timely manner. The Purchaser shall file in a timely manner, or cause to be filed in a timely manner, all Section 338 Election Forms with the appropriate office of the IRS.

           (iii) The Purchaser and Seller agree to report, or cause to be reported, the Purchaser's purchase of the stock of the Member B consistent with the Section 338 Elections and shall take no position on any return, or in any audit, examination, investigation, or other proceeding that is inconsistent with such elections or the allocation of the Modified Aggregate Deemed Sales Price among the Assets of Member B as set forth in the Section 338 Election Forms.

           (iv) The Purchaser agrees to indemnify Seller against any United States federal and state Taxes incurred by Seller upon the sale of the stock of Member B that Seller would not have incurred had Member B instead sold its interest in the Company for the Purchase Price, and then liquidated into Seller.

     V.5  Further Assurance.  At any time and from time to time from and after
          -----------------
the Closing Date, Seller and Purchaser will, at the request and expense of the other parties hereto, execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, such instruments and other documents and perform or cause to be performed such acts and provide such information, as may reasonably be required to evidence or effectuate the sale, conveyance, transfer, assignment and delivery to Purchaser of the Shares or for the performance by Seller or Purchaser of any of their other respective obligations under this Agreement.

                                  ARTICLE VI
                CONDITIONS PRECEDENT TO PURCHASER'S OBLIGATIONS
                -----------------------------------------------

     6.1  Obligations to be Satisfied on or Prior to Closing Date.  The
          -------------------------------------------------------
obligation of Purchaser to purchase the Investor Interest under this Agreement is subject to the satisfaction (or waiver by Purchaser), on or prior to the Closing Date, of the following conditions:

             (a) Accuracy of Representations and Warranties.  Each of the
                 ------------------------------------------
representations and warranties made by the Seller in this Agreement shall be true and correct in all material respects on and as of the Closing Date as though made on and as of such date except to the extent that any representation or warranty is made herein as of a specified date, in which case such representation or warranty shall be true and correct in all material respects and in all respects as of such date.

             (b) Compliance with Agreement.   The Seller shall have performed or
                 -------------------------
complied in all material respects with the covenants, agreements and obligations required by this Agreement to be performed or complied with by the Seller on or prior to the Closing Date.

             (c) HSR Act Waiting Period. All applicable waiting periods (and any
                 ----------------------
extensions thereof) under the HSR Act shall have expired or otherwise been terminated.

             (d) Closing Documents. The Seller shall have delivered all reports,
                 -----------------
agreements, certificates, instruments, opinions and other documents required to be delivered by the Seller on the Closing Date pursuant to Section 8.3.
                                                           -----------


                                  ARTICLE VII
                 CONDITIONS PRECEDENT TO SELLER'S OBLIGATIONS
                 --------------------------------------------

     7.1  Obligations to Be Satisfied on or Prior to Closing Date.  The
          -------------------------------------------------------
obligations of the Seller to sell the Investor Interest under this Agreement are subject to the satisfaction (or waiver by the Seller), on or prior to the Closing Date, of the following conditions:

          (a) Accuracy of Representations and Warranties.  Each of the
              ------------------------------------------
representations and warranties made by Purchaser in this Agreement shall be true and correct in all material respects on the Closing Date as though made on and as of such date, except to the extent that any representation or warranty is made herein as of a specified date, in which case such representation or warranty shall be true and correct in all material respects as of such date.

          (b) Compliance with Agreement.  The Purchaser shall have each
              -------------------------
performed or complied in all material respects with the covenants, agreements and obligations required by this Agreement to be performed or complied with by it on or prior to the Closing Date.

          (c) HSR Act Waiting Period.  All applicable waiting periods (and any
              ----------------------
extensions thereof) under the HSR Act shall have expired or otherwise been terminated.

          (d) Closing Documents.  Purchaser shall have delivered all reports,
              -----------------
agreements, certificates, instruments, opinions and other documents required to be delivered by it on the Closing Date pursuant to Section 8.4.
                                                   -----------

                                 ARTICLE VIII
                                    CLOSING
                                    -------

     8.1  Time and Place.  The Closing shall take place at 10:00 a.m. (Chicago
          --------------
time) on the Closing Date at the offices of Winston & Strawn, 35 West Wacker Drive, Chicago, Illinois.

     8.2  Closing Transactions.  All documents and other instruments required
          --------------------
to be delivered at the Closing shall be regarded as having been delivered simultaneously, and no document or other instrument shall be regarded as having been delivered until all have been delivered.

     8.3  Deliveries by Seller to Purchaser.  At the Closing, Seller shall
          ---------------------------------
deliver or cause to be delivered to Purchaser:

           (a) certificates representing all of the Shares which such certificates shall be either duly endorsed or accompanied by stock powers duly endorsed;

           (b) a certificate of the Secretary or Assistant Secretary of Member B, dated as of the Closing Date, certifying as to (i) the certificate of incorporation of Member B and (ii) the by-laws of Member B;

           (c) certificate of good standing for Member B from the State of Delaware;

           (d) a certificate of the Attesting Secretary of Seller, dated as of the Closing Date, certifying to (i) the articles of incorporation of Seller; (ii) the by-laws of Seller; (iii) resolutions of the Board of Directors of Seller and (iv) incumbency and signatures of the officers of Seller executing this Agreement and any other certificate or document delivered in connection herewith;

           (e) certificate of good standing for Seller from the State of New
     York;

           (f) a certificate of the Secretary or the Assistant Secretary of GESFG, dated as of the Closing Date, certifying to (i) the certificate of incorporation of GESFG, (ii) the by-laws of GESFG; (iii) resolutions of the Board of Directors of GESFG and (iv) incumbency and signatures of the officers of GESFG executing any certificate or document delivered in connection with this Agreement;

           (g) certificate of good standing for GESFG from the State of Delaware;

           (h) a withholding certificate, in the form of Exhibit A executed by
                                                         ---------
     GESFG;

           (i) opinion, dated the Closing Date, of counsel to Seller addressed to Purchaser;

           (j) original minute book, stock ledger, corporate seal, books of account, financial records and similar corporate records, of Member B, to the extent such exist;

           (k) evidence of resignations of all directors and officers of Member B effective on the Closing Date; and

           (l) such other instruments and documents as are: (i) required by any other provisions of this Agreement to be delivered on the Closing Date by Seller to Purchaser; or (ii) reasonably necessary, in the opinion of Purchaser, to effect the performance of this Agreement by Seller.

     8.4   Deliveries by Purchaser to Seller.  At the Closing, Purchaser shall
           ---------------------------------
deliver or cause to be delivered to Seller:

           (a) the Purchase Price in accordance with Section 2.2;
                                                     -----------

           (b) a certificate of the Secretary or an Assistant Secretary of Purchaser, dated as of the Closing Date, certifying to (i) the articles of incorporation of Purchaser, (ii) the by-laws of Purchaser; (iii) resolutions of the Board of Directors of Purchaser; and (iv) incumbency and signatures of the officers of Purchaser executing this Agreement and any other certificate or document delivered in connection herewith;

           (c) certificate of good standing for Purchaser from the State of Nevada;

           (d) written consents duly executed by Purchaser and dated the Closing Date electing eligible persons as directors of Member B and written consents of such directors appointing eligible persons as officers of Member B;

           (e) such other instruments and documents as are: (i) required by any other provisions of this Agreement to be delivered on the Closing Date by Purchaser to Seller;

     or (ii) reasonably necessary, in the opinion of Seller, to effect the performance of this Agreement by Purchaser; and

           (f) confirmation by Purchaser and A Members that neither Seller nor Member B nor any Affiliate is in default under any Document as of the Closing Date.


                                  ARTICLE IX
                                INDEMNIFICATION
                                ---------------

     9.1   Indemnification by Seller.  Seller agrees to indemnify, defend,
           -------------------------
hold harmless and waive any claim for contribution against Purchaser, Member B and all of their officers, directors, shareholders, Affiliates, employees and agents (the "Purchaser Indemnified Persons") after the Closing from and against
             -----------------------------
any Adverse Consequence arising out of or resulting from:

           (a) the untruth, inaccuracy or incompleteness of any representation or warranty of Seller contained in this Agreement or Schedules hereto (or in any document, writing, certificate, data or financial statements delivered by Seller under this Agreement) (each a "Purchaser Warranty
                                                        ------------------
     Claim") or the failure by Seller to perform any of its covenants or
     -----
     obligations hereunder;

           (b) any brokers' commissions, finders' fees or other like payments incurred or alleged to have been incurred by Seller or Member B in connection with the sale of the Investor Interest or the consummation of the transactions contemplated by this Agreement;

           (c) except as otherwise provided in the Documents, all Taxes imposed on, payable by or attributable to Member B or its assets for taxable periods ending on or before the Closing Date, and for its allocable share of Taxes for any period that begins prior to the Closing Date and ends after the Closing Date (including, in each case, any payment due from Member B under any agreement sharing or apportioning any such Taxes). Seller's allocable share of Taxes determined by reference to income, capital gains, gross income, gross receipts, sales, net profits, windfall profits and similar gains, shall be determined based on the date on which such items accrued. For all other Taxes, Seller's allocable share shall be determined pro rata based on the number of days in the taxable period for which each party is liable for Taxes hereunder; and

           (d) All Taxes imposed on, payable by or attributable to Member B or its assets that do not relate to the Business (including any consolidated return joint liability for federal income taxes under Treasury Regulation section 1.1502-6), except to the extent attributable to operations in respect of the Company or actions taken by Member B after the Closing Date.

     9.2   Indemnification by Purchaser.  Purchaser agrees to indemnify, defend
           ----------------------------
and hold harmless Seller after the Closing from and against any Adverse Consequences arising out of or resulting from:

           (a) the untruth, inaccuracy or incompleteness as of the date hereof or on the Closing Date of any representation or warranty of Purchaser contained in this Agreement (or in any document, writing or certificate delivered by Purchaser under this Agreement) (each a "Seller Warranty
                                                           ---------------
     Claim") or the failure by Purchaser to perform any of its covenants or
     -----
     obligations hereunder;

           (b) any claim, including any liability or obligation of Purchaser or Member B to be satisfied or performed on or after the Closing Date;

           (c) any act, condition or event with respect to the Investor Interest arising or relating to the period on and after the Closing Date, including, without limitation, any breach or default by Seller or Member B of its obligations pursuant to the Documents on and after the Closing Date;

           (d) except as otherwise provided in the Documents, all Taxes imposed on, payable by or attributable to Member B or its assets for taxable periods beginning on or after the Closing Date, and for its allocable share of Taxes for any period that begins prior to the Closing Date and ends after the Closing Date (including, in each case, any payment due from Member B under any agreement sharing or apportioning any such Taxes). Purchaser's allocable share of Taxes determined by reference to income, capital gains, gross income, gross receipts, sales, net profits, windfall profits and similar gains, shall be determined based on the date on which such items accrued. For all other Taxes, Purchaser's allocable share shall be determined pro rata based on the number of days in the taxable period for which each party is liable for Taxes hereunder; and

           (e) to the extent required under the Documents with respect to Prior Claims.

     9.3   Procedure for Indemnification.  If any Person shall claim
           -----------------------------
indemnification (the "Indemnified Party") hereunder for any claim other than a
                      -----------------
third party claim, the Indemnified Party shall promptly give written notice to the other party from whom indemnification is sought (the "Indemnifying Party")
                                                          ------------------
of the nature and amount of the claim. If an Indemnified Party shall claim indemnification hereunder arising from any claim or demand of a third party, the Indemnified Party shall promptly give written notice (a "Third-Party Notice") to
                                                         ------------------
the Indemnifying Party of the basis for such claim or demand, setting forth the nature of the claim or demand in detail. The Indemnifying Party shall have the right to compromise or, if appropriate, defend at its own cost and through counsel of its own choosing, any claim or demand set forth in a Third-Party Notice giving rise to such claim for indemnification. In the event the Indemnifying Party undertakes to compromise or defend any such claim or demand, it shall promptly (and in any event, no later than fifteen (15) days after receipt of the Third-Party Notice) notify the Indemnified Party in writing of its intention to do so. The Indemnified Party shall fully cooperate with the Indemnifying Party and its counsel in the defense or compromise of such claim or demand. After the assumption of the defense by the Indemnifying Party, the Indemnified Party shall not be liable for any legal or other expenses subsequently incurred by the Indemnifying Party, in connection with such defense, but the Indemnified Party may participate in such defense at its own expense. No settlement of a third party claim or demand defended by the Indemnifying Party shall be made without the written consent of the Indemnified Party, such consent not to be unreasonably withheld. The Indemnifying Party shall not, except with the written consent of the Indemnified Party, consent to the entry of a judgment or settlement which does not include as an unconditional term thereof, the giving by the claimant or plaintiff to the Indemnified Party of an unconditional release from all liability in respect of such third party claim or demand. With respect to claims arising prior to the date hereof, if the Documents provide other than as provided in this Section 9.3, then the
                                                 -----------
Documents shall control the procedure for indemnification.

     9.4  Payment.  Except for third-party claims being defended in good faith
          -------
by the Indemnifying Party in accordance with Section 9.3, the Indemnifying Party
                                             -----------
shall satisfy its obligations hereunder within fifteen (15) days after receipt of notice of a claim. Any amount not paid to the Indemnified Party by such date shall bear interest at a rate equal to Overdue Rate from the date due until the date paid.

                                   ARTICLE X
                           MISCELLANEOUS PROVISIONS
                           ------------------------

     10.1  Post-Closing Deliveries.  After the Closing, any monies, checks,
           -----------------------
instruments, invoices, bills, receipts, notices, mail and other communications received by one party but directed toward or due to another shall be promptly delivered to the other party. Seller shall cooperate with Purchaser after the Closing to ensure the orderly transition of the operation of the Business from Seller to Purchaser and to minimize any disruption in the business of Purchaser that might result from the transactions contemplated hereby.

     10.2  Notices.  All notices or other communications required or permitted
           -------
by this Agreement shall be in writing and shall be deemed to have been duly received (a) if given by telecopier, when transmitted and the appropriate telephonic confirmation received if transmitted on a business day and during normal business hours of the recipient, and otherwise on the next business day following transmission, (b) if given by certified or registered mail, return receipt requested, postage prepaid, three business days after being deposited in the U.S. mails and (c) if given by courier or other means, when received or personally delivered, and, in any such case, addressed as follows:

           (i)   if to Purchaser:

                 Sierra Pacific Power Company
                 6100 Neil Road
                 Reno, Nevada 89520
                 Attention: Richard Atkinson
                 Facsimile: (702) 834-3815

                 with a copy to:

                 Winston & Strawn
                 35 West Wacker Drive
                 Chicago, Illinois 60601
                 Attention: John C. Lorentzen
                 Facsimile:  (312) 558-5700

           (ii)  if to Seller:

                 General Electric Capital Corporation
                 Structured Finance Group
                 120 Long Ridge Road, 3rd Floor
                 Stamford, Connecticut 06927
                 Attention: Compliance Officer, GPSF-B Inc. 760-1
                 Facsimile: (203) 961-2017


or to such other addresses as may be specified by any such Person to the other Person pursuant to notice given by such Person in accordance with the provisions of this Section 10.2.
        ------------

     10.3  Assignment.  No party may assign or transfer any or all of its
           ----------
rights or obligations under this Agreement without the prior written approval of all the other parties; provided, however, that Purchaser may assign or transfer
                       --------  -------
all or less than all of its rights and obligations under this Agreement to any Person.

     10.4  Benefit of the Agreement.  This Agreement shall be binding upon and
           ------------------------
inure to the benefit of the parties hereto and their respective successors and permitted assigns. This Agreement shall not be construed so as to confer any right or benefit upon any Person, other than the parties hereto and their respective successors and permitted assigns.

     10.5  Exhibits and Schedules.  The Exhibits and Schedules hereto shall be
           ----------------------
construed with and as an integral part of this Agreement to the same effect as if the contents thereof had been set forth verbatim herein.

     10.6  Headings.  The headings used in this Agreement are for convenience
           --------
of reference only and shall not be deemed to limit, characterize or in any way affect the interpretation of any provision of this Agreement.

     10.7  Entire Agreement.  Except as otherwise specifically provided herein,
           ----------------
this Agreement contains the entire agreement and understanding of the parties with respect to the subject matter hereof, and no other representations, promises, agreements or understandings regarding the subject matter hereof shall be of any force or effect unless in writing, executed by the party to be bound thereby and dated on or after the date hereof.

     10.8  Modifications and Waivers.  No change, modification or waiver of
           -------------------------
any provision of this Agreement shall be valid or binding unless it is in writing, dated subsequent to the date hereof and signed by Purchaser and Seller. No waiver of any breach, term or condition of this Agreement by any party shall constitute a subsequent waiver of the same or any other breach, term or condition.

     10.9  Counterparts.  This Agreement may be executed in counterparts, each
           ------------
of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     10.10  Severability.  In case any one or more of the provisions contained
            ------------
herein for any reason shall be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such invalid, illegal or unenforceable provision or provisions had never been contained herein.

     10.11  GOVERNING LAW.  THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED
            -------------
IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

     10.12  Expenses.  Except as otherwise expressly provided herein,
            --------
Purchaser shall pay all of both the Purchaser's and the Seller's costs and expenses incurred or to be incurred in negotiating and preparing this Agreement and in closing and carrying out the transactions contemplated by this Agreement ("Agreement Expenses"); provided, however, that the Seller shall pay all
  ------------------    --------  -------
Agreement Expenses it incurs in excess of $40,000.

     10.13  Tax Consequences.  Except as set forth herein, Purchaser shall
            ----------------
have no liability for the tax consequences to Seller, and Seller shall have no liability for the tax consequences to Purchaser as a result of the purchase of the Investor Interest as contemplated hereby.

     IN WITNESS WHEREOF, the parties hereto have executed this Purchase and Sale and Assignment and Assumption Agreement as of the date first written above.


PURCHASER:               SIERRA PACIFIC POWER COMPANY

                         By:_____________________________________

                         Title:__________________________________

SELLER:                  GENERAL ELECTRIC CAPITAL CORPORATION


                         By:_____________________________________

                         Title:__________________________________

                                   EXHIBIT A

                        FORM OF WITHHOLDING CERTIFICATE

     I, _________________, hereby certify as to the following on behalf of GE Capital Services Structured Finance Group, Inc. (the "Transferor"):

     1. Transferor is not a foreign corporation, foreign partnership, foreign trust, or foreign estate (as those terms are defined in the Internal Revenue Code and Income Tax Regulations);

     2.  Transferor's U.S. employer identification number is 08-1154651; and

     3. Transferor's office address is 120 Long Ridge Road, Stamford, Connecticut 06927.

     The undersigned understands that this certification may be disclosed to the Internal Revenue Service by the transferee and that any false statement contained herein could be punished by fine, imprisonment, or both.

     Under penalties of perjury, I declare that I have examined this certification and to the best of my knowledge and belief it is true, correct, and complete, and I further declare that I have authority to sign this document on behalf of Transferor.

                         GE CAPITAL SERVICES STRUCTURED
                         FINANCE GROUP, INC.

                         By: ____________________________________
                         Printed Name: ___________________________
                         Its:_____________________________________


                         _______________________________
                         Date