Form 10-Q
period 1999-03-31
SIERRA PACIFIC RESOURCES
filed 1999-05-14
CIK 741508

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934         FOR THE QUARTERLY PERIOD ENDED        March 31, 1999

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

              Class                     Outstanding at May 6, 1999
Common Stock, $1.00 par value                31,014,857 Shares

================================================================================

                           SIERRA PACIFIC RESOURCES
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999

                                  CONTENTS

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                    Page No.
                                                                    -------

ITEM 1.  Financial Statements

     Report of Independent Accountants................................ 3

     Condensed Consolidated Balance Sheets - March 31, 1999 and
         December 31, 1998............................................ 4

     Condensed Consolidated Statements of Income - Three Months
         Ended March 31, 1999 and 1998................................ 5

     Condensed Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1999 and 1998................................ 6

     Notes to Condensed Consolidated Financial Statements............. 7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................... 9

ITEM 3.  Quantitative and Qualitative Disclosures about
         Market Risk..................................................10
                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings............................................11

ITEM 5.  Other Information............................................11

ITEM 6.  Exhibits and Reports on Form 8-K.............................11

Signature Page........................................................12

Appendix..............................................................14

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Sierra Pacific Resources
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Resources and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1998, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1999 (February 12, 1999 as to Notes 1 and 5), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Reno, Nevada
April 30, 1999

                           SIERRA PACIFIC RESOURCES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       March 31,             December 31,
                                                                          1999                  1998
                                                                      -----------            -----------
                                                                      (unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                     $2,364,329             $2,348,996
    Less:  accumulated provision for depreciation                         745,863                727,624
                                                                      -----------            -----------
                                                                        1,618,466              1,621,372
  Construction work-in-progress                                            55,255                 55,670
                                                                      -----------            -----------
                                                                        1,673,721              1,677,042
                                                                      -----------            -----------
Investments in subsidiaries and other property, net                        88,898                 59,258
                                                                      -----------            -----------
Current Assets:
  Cash and cash equivalents                                                20,126                 17,674
  Accounts receivable less provision for uncollectible accounts
    1999-$4,275; 1998-$3461                                               108,318                114,870
  Materials, supplies and fuel, at average cost                            27,938                 25,776
  Other                                                                     5,823                  3,048
                                                                      -----------            -----------
                                                                          162,205                161,368
                                                                      -----------            -----------
Deferred Charges:
  Regulatory tax asset                                                     65,617                 65,619
  Other regulatory assets                                                  63,884                 61,675
  Other                                                                    16,759                 16,434
                                                                      -----------            -----------
                                                                          146,260                143,728
                                                                      -----------            -----------
                                                                       $2,071,084             $2,041,396
                                                                      ===========            ===========
CAPITALIZATION AND LIABILITIES
Capitalization
  Common shareholder's equity                                          $  683,203             $  673,432
  Preferred stock                                                          73,115                 73,115
  Preferred stock subject to mandatory redemption:
  SPPC-Obligated Mandatory Redeemable Preferred Securities of
    SPPC's subsidiary trust, Sierra Pacific Power Capital I, holding solely $50 million principal amount 8.6% junior subordinated
    debentures of SPPC, due 2036                                           48,500                 48,500
  Long-term debt                                                          616,644                616,754
                                                                      -----------            -----------
                                                                        1,421,462              1,411,801
                                                                      -----------            -----------
Current Liabilities:
  Short-term borrowings                                                   111,300                105,000
  Current maturities of long-term debt                                     40,589                 40,585
  Accounts payable                                                         58,561                 60,128
  Accrued interest                                                         13,560                  7,885
  Dividends declared                                                       11,916                 11,465
  Accrued salaries and benefits                                             9,672                 12,131
  Other current liabilities                                                42,006                 28,059
                                                                      -----------            -----------
                                                                          287,604                265,253
                                                                      -----------            -----------
Deferred Credits:
  Accumulated deferred federal income taxes                               170,610                168,602
  Accumulated deferred investment tax credit                               37,452                 37,944
  Regulatory tax liability                                                 38,501                 38,939
  Customer advances for construction                                       35,552                 34,961
  Accrued retirement benefits                                              44,072                 42,560
  Other                                                                    35,831                 41,336
                                                                      -----------            -----------
                                                                          362,018                364,342
                                                                      -----------            -----------
                                                                       $2,071,084             $2,041,396
                                                                      ===========            ===========

The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 1999                      1998
                                                                           --------------           ----------------
                                                                                          (unaudited)
OPERATING REVENUES:
  Electric                                                                    $   144,303                $   142,139
  Gas                                                                              38,027                     31,366
  Water                                                                            10,281                      9,217
  Other                                                                             2,175                      1,760
                                                                           --------------           ----------------
                                                                                  194,786                    184,482
                                                                           --------------           ----------------
OPERATING EXPENSES:
  Operation:
    Purchased Power                                                                40,668                     38,375
    Fuel for power generation                                                      26,470                     23,880
   Gas purchased for resale                                                        24,717                     19,331
    Other                                                                          27,087                     31,017
  Maintenance                                                                       5,496                      4,696
  Depreciation and amortization                                                    19,143                     16,921
  Taxes:
    Income taxes                                                                   11,285                     12,385
    Other than income                                                               4,822                      4,905
                                                                           --------------           ----------------
                                                                                  159,688                    151,510
                                                                           --------------           ----------------
OPERATING INCOME                                                                   35,098                     32,972
                                                                           --------------           ----------------

OTHER INCOME:
  Allowance for other funds used during construction                                    -                        971
  Other income - net                                                                   38                        240
                                                                           --------------           ----------------
                                                                                       38                      1,211
                                                                           --------------           ----------------
                   Total Income Before Interest Charges                            35,136                     34,183
                                                                           --------------           -----------------

INTEREST CHARGES:
  Long-term debt                                                                   10,198                     10,263
  Other                                                                             2,603                      1,908
  Allowance for borrowed funds used during construction and
    capitalized interest                                                             (198)                    (1,682)
                                                                           --------------           ----------------
                                                                                   12,603                     10,489
                                                                           --------------           ----------------

INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                                             22,533                     23,694
  Preferred dividend requirements of SPPC-obligated mandatorily
    redeemable preferred securities                                                (1,043)                    (1,043)
                                                                           --------------           ----------------
INCOME BEFORE PREFERRED DIVIDENDS                                                  21,490                     22,651
  Preferred Dividend requirements of Subsidiary                                    (1,365)                    (1,365)
                                                                           --------------           ----------------
NET INCOME                                                                    $    20,125                $    21,286
                                                                           ==============           ================

Net Income Per Share- Basic                                                   $      0.65                $      0.69
                                                                           ==============           ================
                    - Diluted                                                 $      0.65                $      0.69
                                                                           ==============           =================

Weighted Average Shares of Common Stock Outstanding - Basic                    31,010,326                 30,930,712
                                                                           ==============           ================

Dividends Paid Per Share of Common Stock                                      $     0.325                $     0.310
                                                                           ==============           ================

The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            1999                  1998
                                                                        -----------           -----------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends:                                       $ 21,490              $ 22,651
  Non-cash items included in income:
    Depreciation and amortization                                            19,143                16,921
    Deferred taxes and deferred investment tax credit                         1,079                (4,742)
    AFUDC and capitalized interest                                             (198)               (2,653)
    Early retirement and severance amortization                               1,047                 1,054
    Other non-cash                                                              760                   159
  Changes in certain  assets and liabilities:
    Accounts receivable                                                       6,552                 9,331
    Materials, supplies and fuel                                             (2,162)               (2,517)
    Other current assets                                                     (2,775)               (2,946)
    Accounts payable                                                         (1,567)              (13,743)
    Other current liabilities                                                17,163                20,771
    Other - net                                                              (8,349)               (2,015)
                                                                        -----------           -----------
  Net Cash Flows From Operating Activities                                   52,183                42,271
                                                                        -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant                                              (18,909)              (24,893)
    Non-cash charges to utility plant                                           258                 2,726
    Net customer refunds and contributions in aid of construction             3,684                 4,644
                                                                        -----------           -----------
    Net cash used for utility plant                                         (14,967)              (17,523)
    Investments in subsidiaries and other property - net                    (29,673)               (1,140)
                                                                        -----------           -----------
  Net Cash Used In Investing Activities                                     (44,640)              (18,663)
                                                                        -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term borrowings                                         6,293                10,637
    Reduction of long-term debt                                                (116)                 (113)
    Sale of common stock                                                        174                   935
    Dividends paid                                                          (11,442)              (10,901)
                                                                        -----------           -----------
  Net Cash Provided (used in) From Financing Activities                      (5,091)                  558
                                                                        -----------           -----------

Net increase in Cash and Cash Equivalents                                     2,452                24,166
Beginning balance in Cash and Cash Equivalents                               17,674                 8,901
                                                                        -----------           -----------

Ending balance in Cash and Cash Equivalents                                $ 20,126                33,067
                                                                        ===========           ===========

Supplemental Disclosures of Cash Flow Information:
    Cash Paid During Period For:
      Interest                                                             $  7,795                 5,281
      Income Taxes                                                              500                     -


    The accompanying notes are an integral part of the financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

NOTE 1.   MANAGEMENT'S STATEMENT
--------------------------------

    In the opinion of the management of Sierra Pacific Resources, hereafter known as the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                               Reclassifications
                               -----------------

    Certain items previously reported for years prior to 1999 have been reclassified to conform with the current year's presentation. Net income and shareholder's equity were not affected by these reclassifications.

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

NOTE 3.   EARNINGS PER SHARE
----------------------------

    The Company follows SFAS No. 128, "Earnings Per Share". The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method.

    The following provides a reconciliation of Basic EPS and Diluted EPS.


                                                               Three Months
                                                              Ended March 31,
                                                             ----------------
                                                           1999                  1998
                                                  ---------------        --------------
Basic EPS
            Numerator
            ---------
            Income available to common
            stockholders ($000)                       $    20,125           $    21,286
                                                  ---------------        --------------

            Denominator
            -----------
            Weighted average number of shares
            outstanding                                31,010,326            30,930,712
                                                  ---------------        --------------

            Per-Share Amount                          $      0.65           $      0.69
            -----------------                     ===============        ==============



Diluted EPS
            Numerator
            ---------
            Income available to common
            stockholders ($000)                       $    20,125           $    21,286
                                                  ---------------        --------------

            Denominator
            -----------
            Weighted average number of shares
            outstanding before dilution                31,010,326            30,930,712
            Stock options                                  23,612                32,184
            Executive long term incentive plan
              - performance shares                         15,281                15,226
            Non-employee stock plan                         8,655                 5,573
            Employee stock purchase plan                      557                 1,313
                                                  ---------------        --------------
                                                       31,058,431            30,985,008
                                                  ---------------        --------------
            Per-Share Amount                          $      0.65           $      0.69
            ----------------                      ===============        ==============



NOTE 4.   LONG-TERM DEBT
-------   --------------

    The Company redeemed $10 million of senior notes, Series D on April 1, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sierra Pacific Power Company (SPPC)
-----------------------------------

    Management Discussion and Analysis of SPPC is contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 1999, which is attached as an appendix.

Tuscarora Gas Pipeline Company
------------------------------

    For the three months ended March 31, 1999, Tuscarora Gas Pipeline Company contributed net income of $.5 million, equaling that of the comparable period in 1998.

Lands of Sierra
---------------

    For the three months ended March 31, 1999, Lands of Sierra incurred a net loss of $.02 million, equaling that of the comparable period in 1998. SPR continues its orderly liquidation of this real estate business.

e.three
-------

    For the three months ended March 31, 1999, e.three incurred a net loss of $.7 million and $.4 million in 1998. The increase in losses are due primarily to higher labor costs over the prior year.

Sierra Pacific Energy Company
-----------------------------

    Sierra Pacific Energy Company (SPE) incurred a net loss of $.4 million. SPE began operations in October 1998. The net loss is due to start-up activity costs.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

    During the first three months of 1999, the Company earned $21.5 million in income before preferred dividends and declared a common stock dividend of approximately $10.6 million. On the same date, SPPC's Board declared both common ($19 million) and preferred ($1.4 million) dividends, payable May 1 and June 1, 1999.

    The Company redeemed $10 million of Senior Notes, Series D, on April 1,
1999.

Construction Expenditures and Financing
---------------------------------------

    Substantially all capital expenditures relate to SPPC. A description of construction expenditures and financing of SPPC is contained in its Quarterly Report Form 10-Q for the period ended march 31, 1999, attached as an appendix.

Merger
------

     As reported in Sierra Pacific Resources (SPR) Report on Form 8-K dated April 29, 1998, SPR and Nevada Power Company entered into an Agreement and Plan of Merger, dated as of April 29, 1998, providing for a merger of equals transaction among the companies

     Both SPR and Nevada Power held special stockholder meetings in October 1998 during which stockholders of both companies voted to approve the proposed merger. On December 31, 1998, the Public Utilities Commission of Nevada (PUCN) approved the proposed merger subject to conditions, that included among other items, filings with the PUCN of a divestiture plan for the companies' generating plants and a rate case to establish revenue requirements and unbundle costs by service. The approval also required the companies to file a generation aggregation tariff and a proposal for an independent scheduling administrator with the Federal Energy Regulatory Commission (FERC). On April 12, 1999, the PUCN issued an order to appear and show cause to determine if the companies are in compliance with the merger order conditions. The show cause hearing is scheduled for May 10, 1999.

     On April 1, 1999, consistent with the merger order, the SPR filed the revenue requirements and unbundling study portions of the compliance filing with the PUCN.

     Also, as required by the PUCN merger order, both companies submitted a joint divestiture plan to the PUCN on April 15, 1999, describing plans to sell the companies' generating units. Upon selling the generating units, the companies can determine how they will use the proceeds of the sales, up to the book value of the plants. Any after-tax gains above book value will be used to offset stranded costs, as determined by the PUCN, and any goodwill related to the generation plants. If the companies demonstrate that the divestiture "resulted in a market for generation services that produced market prices that are lower than what could have been achieved otherwise, the companies may include in the general rate case a request to recover any remaining goodwill." SPR expects that the generation sales will be completed by late-2000.

     On March 31, 1999, as directed by the merger order, SPR filed with the FERC generation aggregation tariffs that contain rates, terms and conditions under which the new owners of the Company's generation would operate after divestiture. The tariff permits market-based rates after the offering of capacity under a cost-based "recourse" approach.

     The proposed merger is also subject to regulatory approvals (or waivers) by the SEC, Department of Justice and the FERC. The Department of Justice terminated the Hart-Scott-Rodino waiting period with respect to the proposed merger on April 16, 1999. The companies received the FERC approval on April 14, 1999. The companies have not yet received approval from the SEC. The companies expect all approvals by mid-1999.

     Through March 31, 1999, SPR had incurred a total of $10.8 million in capitalized costs since the merger work began. See the Form 8-K dated July 7, 1998, for additional details relating to the merger application filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

    There have been no material changes to the information previously disclosed regarding quantitative and qualitative market risk in the Company's Annual Report on Form 10K.

                                    PART II
                                    -------

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed with this Form 10-Q:

          (15) Letter of independent accountants acknowledging awareness regarding unaudited interim financial information of the Company.

          (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements on Form 10-Q for the period ended March 31, 1999, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b) Reports on Form 8-K:

    Filed January 8, 1999 - Item 5, Other Events.

    Reported that the proposed merger of Sierra Pacific Resources and Nevada Power Company received unanimous approval, subject to conditions, from the Public Utilities Commission of Nevada.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Sierra Pacific Resources
                                            -----------------------------
                                                     (Registrant)


Date:        May 14, 1999                 By:    /s/ Mark A. Ruelle
       ------------------------               ---------------------------
                                                     Mark A. Ruelle
                                                 Senior Vice President
                                                Chief Financial Officer
                                             (Principal Financial Officer)
                                             (Principal Accounting Officer)

Exhibit 15 to the March 31, 1999 Form 10-Q of Sierra Pacific Resources

Sierra Pacific Resources
6100 Neil Road
Reno, Nevada  89511

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sierra Pacific Resources and subsidiaries for the periods ended March 31, 1999 and 1998, as indicated in our report dated April 30, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated by referenced in Registration Statement No. 333-4374 of Sierra Pacific Resources on Form S-3, Registration Statement No. 333-62895 on Form S-4, and Registration Statement Nos. 2-92454, 33-87646, and 33-48152 of Sierra Pacific Resources on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by and accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP

Reno, Nevada
May 12, 1999

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED March 31, 1999

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

       Class                                 Outstanding at May 14, 1999
Common Stock, $3.75 par value                       1,000 Shares

================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999



                                   CONTENTS



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                             Page
                                                                             -----
ITEM 1.   Financial Statements

          Report of Independent Accountants................................    3

          Condensed Consolidated Balance Sheets - March 31, 1999 and
               December 31, 1998...........................................    4

          Condensed Consolidated Statements of Income - Three Months
               Ended March 31, 1999 and 1998...............................    5

          Condensed Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 1999 and 1998...............................    6

          Notes to Condensed Consolidated Financial Statements.............    7

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations....................................................    9

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk......................................................   19

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.   Legal Proceedings................................................   20

ITEM 5.   Other Information................................................   20

ITEM 6.   Exhibits and Reports on Form 8-K.................................   20

Signature Page.............................................................   21


INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholder of Sierra Pacific Power Company
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1998, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1999, (February 12, 1999 as to Notes 1 and 3) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Reno, Nevada
April 30, 1999

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                       March 31,        December 31,
                                                                                          1999              1998
                                                                                       ----------       ------------
                                                                                       Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                     $2,364,329         $2,348,996
    Less:  accumulated provision for depreciation                                         745,863            727,624
                                                                                       ----------       ------------
                                                                                        1,618,466          1,621,372
  Construction work-in-progress                                                            55,255             55,670
                                                                                       ----------       ------------
                                                                                        1,673,721          1,677,042
                                                                                       ----------       ------------
Investments in subsidiaries and other property, net                                        64,108             34,022
                                                                                       ----------       ------------
Current Assets:
  Cash and cash equivalents                                                                16,107             15,197
  Accounts receivable less provision for uncollectible accounts:
    $4,275 -1999 and $3,461 -1998                                                         106,634            114,380
  Materials, supplies and fuel, at average cost                                            27,888             25,776
  Other                                                                                     5,461              2,692
                                                                                       ----------       ------------
                                                                                          156,090            158,045
                                                                                       ----------       ------------
Deferred Charges:
  Regulatory tax asset                                                                     65,617             65,619
  Other regulatory assets                                                                  63,884             61,675
  Other                                                                                    15,770             15,417
                                                                                       ----------       ------------
                                                                                          145,271            142,711
                                                                                       ----------       ------------
                                                                                       $2,039,190         $2,011,820
                                                                                       ==========       ============
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                          $  671,473         $  661,367
  Preferred stock                                                                          73,115             73,115
  Preferred stock subject to mandatory redemption:
  Company-obligated mandatorily redeemable preferred securities of the
     Company's subsidiary Sierra Pacific Power Capital I, holding solely $50 million principal amount of 8.6% junior
     subordinated debentures of the Company, due 2036                                      48,500             48,500
  Long-term debt                                                                          606,339            606,450
                                                                                       ----------       ------------
                                                                                        1,399,427          1,389,432
                                                                                       ----------       ------------
Current Liabilities:
  Short-term borrowings                                                                   111,300            105,000
  Current maturities of long-term debt and preferred  stock                                30,477             30,473
  Accounts payable                                                                         62,689             66,032
  Accrued interest                                                                         12,873              7,535
  Dividends declared                                                                       20,365             20,365
  Accrued salaries and benefits                                                             9,672             12,131
  Other current liabilities                                                                41,678             27,759
                                                                                       ----------       ------------
                                                                                          289,054            269,295
                                                                                       ----------       ------------
Deferred Credits:
  Accumulated deferred federal income taxes                                               163,608            161,697
  Accumulated deferred investment tax credit                                               37,452             37,944
  Regulatory tax liability                                                                 38,501             38,939
  Accrued Retirement Benefits                                                              44,072             42,560
  Customer advances for construction                                                       35,552             34,961
  Other                                                                                    31,524             36,992
                                                                                       ----------       ------------
                                                                                          350,709            353,093
                                                                                       ----------       ------------
                                                                                       $2,039,190         $2,011,820
                                                                                       ==========       ============

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                    1999               1998
                                                              ------------          ---------
                                                               (Unaudited)
OPERATING REVENUES:
  Electric                                                        $144,303           $142,139
  Gas                                                               38,027             31,366
  Water                                                             10,281              9,217
                                                              ------------          ---------
                                                                   192,611            182,722
                                                              ------------          ---------
OPERATING EXPENSES:
  Operation:
    Purchased power                                                 40,668             38,375
    Fuel for power generation                                       26,470             23,880
    Gas purchased for resale                                        24,717             19,331
    Other                                                           23,782             28,828
  Maintenance                                                        5,496              4,696
  Depreciation and amortization                                     19,094             16,921
  Taxes:
    Income taxes                                                    11,812             12,660
    Other than income                                                4,799              4,893
                                                              ------------          ---------
                                                                   156,838            149,584
                                                              ------------          ---------
OPERATING INCOME                                                    35,773             33,138
                                                              ------------          ---------

Other Income:
  Allowance for other funds used during construction                    -                 971
  Other income - net                                                     7                122
                                                              ------------          ---------
                                                                         7              1,093
                                                              ------------          ---------
                Total Income Before Interest Changes                35,780             34,231
                                                              ------------          ---------

INTEREST CHARGES:
  Long-term debt                                                     9,861              9,768
  Other                                                              2,603              1,908
  Alllowance for borrowed funds used during construction
    and capitalized interest                                          (198)            (1,682)
                                                              ------------          ---------
                                                                    12,266              9,994
                                                              ------------          ---------
INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                              23,514             24,237
  Preferred dividend requirements of Company-obligated
   mandatorily redeemable preferred securities                      (1,043)            (1,043)
                                                              ------------        -----------

INCOME BEFORE PREFERRED DIVIDENDS                                   22,471             23,194
  Preferred dividend requirements                                   (1,365)            (1,365)
                                                              ------------        -----------
INCOME APPLICABLE TO COMMON STOCK                                  $21,106            $21,829
                                                              ============        ===========

The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                           ------------------------
                                                                           1999            1998
                                                                           ---------       ---------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                          $22,471         $23,194
  Non-cash items included in income:
    Depreciation and amortization                                             19,094          16,921
    Deferred taxes and deferred investment tax credit                            983          (5,333)
    AFUDC and capitalized interest                                              (198)         (2,653)
    Early retirement and severance amortization                                1,047           1,054
    Other non-cash                                                               760             156
  Changes in certain assets and liabilities:
    Accounts receivable                                                        7,746          10,330
    Materials, supplies and fuel                                              (2,112)         (2,517)
    Other current assets                                                      (2,769)         (2,743)
    Accounts payable                                                          (3,343)        (13,421)
    Other current liabilities                                                 16,798          20,010
    Other - net                                                               (8,344)         (1,429)
                                                                           ---------       ---------
  Net Cash Flows From Operating Activities                                    52,133          43,569
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                 (18,909)        (24,894)
  Non-cash charges to utility plant                                              258           2,724
  Net customer refunds and contributions in aid construction                   3,684           4,644
                                                                           ---------       ---------
  Net cash used for utility plant                                            (14,967)        (17,526)
Investments in subsidiaries and other property - net                         (30,068)           (497)
                                                                           ---------       ---------
Net Cash Used in Investing Activities                                        (45,035)        (18,023)
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                                            6,293          10,637
  Reduction of long-term debt                                                   (116)           (113)
  Additional investment by parent company                                      8,000              -
  Dividends paid                                                             (20,365)        (19,365)
                                                                           ---------       ---------
Net Cash Used In Financing Activities                                         (6,188)         (8,841)
                                                                           ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        910          16,705
Beginning balance in Cash and Cash Equivalents                                15,197           6,920
                                                                           ---------       ---------

Ending Balance in Cash and Cash Equivalents                                  $16,107         $23,625
                                                                           =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During Period For:
    Interest                                                                  $7,793          $5,281
    Income Taxes                                                              $1,716             -


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



NOTE 1.    MANAGEMENT'S STATEMENT
---------  ----------------------

    In the opinion of the management of Sierra Pacific Power Company, hereafter referred to as the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sierra Pacific Power Capital I, Pinon Pine Corp., and Pinon Pine Investment Co. The Company accounts for its ownership of GPSF-B, a Delaware corporation acquired in February 1999, using the equity method because the Company intends to own the entity temporarily. All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

    Certain items previously reported for years prior to 1999 have been reclassified to conform to the current year's presentation. Net income and shareholder's equity were not affected by these reclassifications.



NOTE 2.   RECENT PRONOUNCEMENTS OF THE FASB
-------   ---------------------------------

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. It is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is still assessing the impact of SFAS 133 on its financial condition and results of operations.

NOTE 3.   SEGMENT INFORMATION
-------   -------------------

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

Financial data for business segments is as follows (in thousands).


March-31-1999               Electric         Gas                Water          Consolidated
------------------          -------------    --------------     -----------    -------------
Operating Revenues               $144,303           $38,027        $10,281           $192,611
                             ============     =============      ==========     ============
Operating income                  $26,685            $6,289         $2,799            $35,773
                             ============     =============      ==========     ============

March-31-1998               Electric         Gas                Water          Consolidated
------------------          -------------    --------------     -----------    -------------
Operating revenues               $142,139           $31,366         $9,217           $182,722
                             ============     =============      ==========     ============
Operating income                  $26,417            $5,162         $1,559            $33,138
                             ============     =============      ==========     ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

     The components of gross margin are set forth below (dollars in thousands):

                                                    Three Months
                                                    Ended March 31,
                                                    ---------------
                                                                                          Change from           Change from
                                            1999                    1998                 Prior Year $           Prior Year %
                                    -----------------       -----------------       -------------------        --------------
Operating Revenues:
       Electric                              $144,303                $142,139                   $ 2,164                   1.5%
       Gas                                     38,027                  31,366                     6,661                  21.2%
       Water                                   10,281                   9,217                     1,064                  11.5%
                                    -----------------       -----------------       -------------------        --------------
           Total Revenues                     192,611                 182,722                     9,889                   5.4%

Energy Costs:
       Electric                                67,138                  62,255                     4,883                   7.8%
       Gas                                     24,717                  19,331                     5,386                  27.9%
                                    -----------------       -----------------       -------------------        --------------
           Total Energy Costs                  91,855                  81,586                    10,269                  12.6%
                                    -----------------       -----------------       -------------------        --------------
                Gross Margin                 $100,756                $101,136                   $  (380)                 -0.4%
                                    =================       =================       ===================        ==============

Gross Margin by Segment:
       Electric                              $ 77,165                $ 79,884                   $(2,719)                 -3.4%
       Gas                                     13,310                  12,035                     1,275                  10.6%
       Water                                   10,281                   9,217                     1,064                  11.5%
                                    -----------------       -----------------       -------------------        --------------
           Total                             $100,756                $101,136                   $  (380)                 -0.4%
                                    =================       =================       ===================        ==============

     The causes for significant changes in specific lines comprising the results of operations are as follows (dollars in thousands):

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                                                             Change from             Change from
                                                1999                    1998                 Prior Year $            Prior Year %
                                           ----------------       -----------------       -------------------        -------------
Electric Operating Reveunes:
     Residential                                 $   47,525              $   46,526                   $   999                  2.1%
     Commercial                                      43,405                  41,802                     1,603                  3.8%
     Industrial                                      45,367                  43,992                     1,375                  3.1%
                                           ----------------       -----------------       -------------------        -------------
     Retail revenues                                136,297                 132,320                     3,977                  3.0%
     Other                                            8,006                   9,819                    (1,813)               -18.5%
                                           ----------------       -----------------       -------------------        -------------
            Total Revenues                       $  144,303              $  142,139                   $ 2,164                  1.5%
                                           ================       =================       ===================        =============
     Total retail sales
            megawatt-hours (MWH)                  2,093,767               2,024,515                    69,252                  3.4%
                                           ----------------       -----------------       -------------------        -------------
     Average retail revenue
            per MWH                              $    65.10              $    65.36                   $ (0.26)                -0.4%

        Residential revenues increased due to a 2.4% increase in total customers over the prior period.

        Commercial revenues increased primarily due to a 3.3% increase in customers over the prior period.

        Industrial revenues increased due to a 5.8% increase in customers and higher use per customer. The increase in use per customer was the result of two large mining customers that increased production over the prior period. The increased revenues were partially offset by other non-volumetric customer charges that were $.3 million lower than the prior period.

     Other revenues were lower in 1999, due primarily to a reclassification to revenues of $4.3 million from operating expense in order to reflect a refund resulting from the 1997 earnings sharing decision by the Public Utilities Commission of Nevada (PUCN). This reduction in revenues was partially offset by increased wholesale electric revenues ($2.0 million over 1998) and increased miscellaneous electric revenues of $.5 million over the prior year.

                                                               Three Months
                                                              Ended March 31,
                                                              ---------------
                                                                                              Change from          Change from
                                                      1999                  1998              Prior Year $         Prior Year %
                                                ---------------       ----------------       --------------        ------------

Gas Operating Revenues:
     Residential                                     $   16,943             $   16,070           $      873                 5.4%
     Commercial                                           8,838                  8,644                  194                 2.2%
     Industrial                                           3,727                  3,848                 (121)               -3.1%
     Miscellaneous                                          531                    335                  196                58.5%
                                                ---------------       ----------------       --------------        ------------
     Total retail revenue                                30,039                 28,897                1,142                 4.0%
     Wholesale revenue                                    7,988                  2,469                5,519               223.5%
                                                ---------------       ----------------       --------------        ------------
          Total Revenues                             $   38,027             $   31,366           $    6,661                21.2%
                                                ===============       ================       ==============        ============

     Sales (Decatherms):
     Retail                                           5,399,835              5,250,070              149,765                 2.9%
     Wholesale                                        3,750,936              1,247,526            2,503,410               200.7%
                                                ---------------       ----------------       --------------        ------------
     Total                                            9,150,771              6,497,596            2,653,175                40.8%
                                                ---------------       ----------------       --------------        ------------
     Average revenues per decatherm
     Retail                                          $     5.56             $     5.50           $     0.06                 1.1%
     Wholesale                                       $     2.13             $     1.98           $     0.15                 7.6%

        Residential and commercial revenues were higher because of 4.1% and 3.7% increases in customers, respectively.

        Industrial revenues were lower because of warmer weather during 1999 that contributed to lower use per customer.

        Wholesale revenues were considerably higher in 1999, due primarily to the addition of three large wholesale gas contracts.

                                               Three Months
                                               Ended March 31,
                                               ---------------
                                                                                        Change from            Change from
                                             1999                     1998             Prior Year $            Prior Year %
                                  ---------------          ---------------        -----------------        -----------------

Water Operating Reveunes                  $10,281                   $9,217                   $1,064                     11.5%
                                  ===============          ===============        =================        =================

    Water revenues were higher due to a price increase effective April 2, 1998 ($.6 million) and the combined effect of a 3.3% increase in customers, higher use per customer as a result of lower precipitation and higher miscellaneous water revenues ($.5 million).

                                     Three Months
                                   Ended March 31,
                                   ---------------
                                                                                   Change from              Change from
                                         1999                 1998                 Prior Year $             Prior Year %
                                 -----------------    ------------------    ----------------------      ----------------
Purchased Power                     $   40,668            $   38,375                  $  2,293                   6.0%

Purchased Power MWH                  1,319,795             1,188,202                   131,593                  11.1%
Average cost per MWH of
     Purchased Power                $    30.81            $    32.30                  $  (1.49)                 -4.6%

    Purchased power costs were higher because of purchases associated with higher wholesale electric sales as discussed previously. Also, the Company increased purchased power and decreased generation because of the availability of less expensive hydroelectric power from the Pacific Northwest during 1999.


                                          Three Months
                                         Ended March 31,
                                         ---------------
                                                                                     Change from        Change from
                                              1999                 1998             Prior Year $        Prior Year %
                                       ----------------    -----------------    -----------------      -------------
Fuel for Power Generation                    $   26,470           $   23,880             $  2,590               10.8%

MWHs generated                                1,172,367            1,229,753              (57,386)              -4.7%
Average cost per MWH of
      Generated Power                        $    22.58           $    19.42             $   3.16               16.3%

    Fuel for generation costs were higher because of increased gas unit prices and the absence of Department of Energy co-funding of fuel costs at the Pinon Pine project. Both items increased fuel costs over the prior year by approximately $4.2 million. However, the increase in fuel for generation costs was partially offset by lower coal prices and reduced generation due to both a temporary planned plant outage and greater purchased power as discussed previously.

                                                     Three Months
                                                    Ended March 31,
                                                    ---------------
                                                                                         Change from           Change from
                                                  1999                 1998              Prior Year $          Prior Year %
                                           -----------------     ----------------     ------------------     ---------------
Gas Purchased for Resale
     Retail                                       $   17,561           $   16,901             $      660                 3.9%
     Wholesale                                         7,156                2,430                  4,726               194.5%
                                           -----------------     ----------------     ------------------     ---------------
     Total                                        $   24,717           $   19,331             $    5,386                27.9%
                                           =================     ================     ==================     ===============

Gas Purchased for Resale (decatherms)
     Retail                                        5,403,541            5,248,235                155,306                 3.0%
     Wholesale                                     3,750,936            1,247,526              2,503,410               200.7%
                                           -----------------     ----------------     ------------------     ---------------
     Total                                         9,154,477            6,495,761              2,658,716                40.9%
                                           =================     ================     ==================     ===============

Average cost per decatherm
     Retail                                       $     3.25           $     3.22             $     0.03                 0.9%
     Wholesale                                    $     1.91           $     1.95             $    (0.04)               -2.1%

    Consistent with the increase in residential and commercial gas revenues from customer growth, retail gas purchases were also higher. Also, wholesale gas purchases were considerably higher than in the prior year due to the increase in wholesale revenues as previously discussed.

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                                                           Change from            Change from
                                                   1999                 1998              Prior Year $           Prior Year %
                                             --------------       --------------       ---------------        ---------------
Allowance for other funds used
 during construction                                  $   -               $  971               $  (971)                -100.0%

Allowance for borrowed funds used
 during construction                                    198                1,682                (1,484)                 -88.2%
                                             --------------       --------------       ---------------        ---------------
                                                      $ 198               $2,653               $(2,455)                 -92.5%
                                             ==============       ==============       ===============        ===============

    Total allowance for funds used during construction (AFUDC) is lower because of construction completed in June and December 1998 for the Pinon and Alturas projects, respectively. The current AFUDC rate calculation results in the entire amount being reflected as borrowed funds in 1999.

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                                                            Change from               Change from
                                                1999                   1998                Prior Year $              Prior Year %
                                         ---------------        ---------------        -----------------         -----------------
Other operating expense                          $23,782                $28,828                  $(5,046)                    -17.5%
Maintenance expense                                5,496                  4,696                      800                      17.0%
Depreciation and amortization                     19,094                 16,921                    2,173                      12.8%
Income taxes                                      11,812                 12,660                     (848)                     -6.7%
Interest charges-other                             2,603                  1,908                      695                      36.4%

    Other operating expense decreased due to the reclassification of $4.3 million to a contra-revenue account (See the change in electric-other revenues discussed previously). Also, operating expense was lower because of consulting work performed during 1998 of approximately $.5 million. Other immaterial items combined for the balance of the change from the prior period.

    Maintenance expense increased over the prior year due to planned maintenance performed at two of the Company's electric generating facilities during 1999.

    Depreciation and amortization expense increased due to the completion of the Alturas intertie in December 1998 (approximately $.8 million) and Pinon post-gasification facilities closed to plant in June 1998 (approximately $.5 million). The balance of the increase resulted from other electric, gas and water additions.

    Operating income taxes were lower due to lower pre-tax income and a lower effective tax rate during the current year.

    Interest charges-other were higher because of the Public Utilities Commission of Nevada's decision to assess partial interest to amounts payable in the 1997 earnings sharing case. See the Regulatory Matters section for more information.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

    During the first three months of 1999, the Company earned $22.5 million in income before preferred dividends. It declared $1.4 million in dividends to holders of its preferred stock and declared $19 million in common stock dividends to its parent, Sierra Pacific Resources.

    The overall increase in cash flows during the first three months of 1999 was less than 1998 due to more cash used for both investing and financing activities which was partially offset by more cash provided from operating activities. The increase in cash provided from operating activities was primarily due to a greater reduction in accounts payable during the prior year. The increase in cash used for investing activities was due to the Company's acquisition of General Electric Capital Corporation's interest in Pinon Pine Company L.L.C. GPSF-B. Financing activities utilized less cash because of a contribution from the Company's parent corporation.

Construction Expenditures and Financing
---------------------------------------

    The Company's construction program and capital requirements for the period 1999-2003 were originally discussed in the Company's 1998 Annual Report on Form 10-K. Of the amount projected for 1999 ($112.7 million), 15.0 million (13.3%) had been spent as of March 31, 1999. Internally-generated funds exceeded all construction expenditures.

Environmental
-------------

     As part of the generation divestiture process, discussed in the following Merger section, the Company has completed Phase 1 Environmental Site Assessments on all its generation assets. These assessments represent conclusions of an independent environmental auditor as to the potential environmental concerns at these facilities. Additionally, Phase 2 Environmental Site Assessments, consisting of extensive soil and groundwater investigations, were conducted at the Fort Churchill, North Valmy and Tracy Power Stations. These studies, also conducted by a independent environmental auditor, have been submitted to the Nevada Division of Environmental Protection (NDEP) for their review. The results of NDEP's review are expected no latter than May 1999. Based on a preliminary review of both studies, the Company's management believes that a material adjustment to the environmental contingency will not be required.

     Prior to conducting the Phase 2 Site Assessments the Company entered into an Environmental Audit Agreement with the NDEP that protects the Company from all administrative or civil penalties for environmental discoveries as a result of the investigations. This agreement is assignable to successor owners of the Company's generation assets provided the new owners agree upon all items and conditions.

Merger
------

     As reported in Sierra Pacific Resources' (SPR's), Report on Form 8-K dated April 29, 1998, SPR and Nevada Power Company (Nevada Power) entered into an Agreement and Plan of Merger, dated as of April 29, 1998, providing for a merger of equals transaction between the companies.

     Both SPR and Nevada Power held special stockholder meetings in October 1998 during which stockholders of both companies voted to approve the proposed merger. On December 31, 1998, the Public Utilities Commission of Nevada (PUCN) approved the proposed merger subject to conditions, that included among other items, filings with the PUCN of a divestiture plan for the companies' generating plants and a rate case to establish revenue requirements and unbundle costs by service. The approval also required the companies to file a generation aggregation tariff and a proposal for an independent scheduling administrator with the Federal Energy Regulatory Commission (FERC). On April 12, 1999, the PUCN issued an order to appear and show cause to determine if the companies are in compliance with the merger order conditions. The show cause hearing is scheduled for May 10, 1999.

     On April 1, 1999, consistent with the merger order, the Company filed the revenue requirements and unbundling study portions of the compliance filing with the PUCN (see Nevada Matters--Compliance Plan).

    Also, as required by the PUCN merger order, both companies submitted a joint divestiture plan to the PUCN on April 15, 1999, describing plans to sell the companies' generating units. Upon selling the generating units, the companies can determine how they will use the proceeds of the sales, up to the book value of the plants. Any after-tax gains above book value will be used to offset stranded costs, as determined by the PUCN, and any goodwill related to the generation plants. If the companies demonstrate that the divestiture "resulted in a market for generation services that produced market prices that are lower than what could have been achieved otherwise, the companies may include in the general rate case a request to recover any remaining goodwill." The Company expects that the generation sales will be completed by late-2000.

    On March 31, 1999, as directed by the merger order, the Company filed with the FERC generation aggregation tariffs that contain rates, terms and conditions under which the new owners of the Company's generation would operate after divestiture. The tariff permits market-based rates after the offering of capacity under a cost-based "recourse" approach.

     The proposed merger is also subject to regulatory approvals (or waivers) by the SEC, Department of Justice and the FERC. The Department of Justice terminated the Hart-Scott-Rodino waiting period with respect to the proposed merger on April 16, 1999. The companies received the FERC approval on April 14, 1999. The companies have not yet received approval from the SEC. The companies expect all approvals by mid-1999.

    Through March 31, 1999, the Company had incurred a total of $10.8 million in capitalized costs since the merger work began. See the SPR Form 8-K dated July 7, 1998, for additional details relating to the merger application filing.

Regulatory Matters
------------------

                                 Nevada Matters
                                 --------------
Earnings Sharing

     In February 1997, the PUCN approved a rate plan that provided for a 50/50 sharing between customers and Company shareholders of electric and gas utility earnings in excess of a 12 percent return on average equity. In lieu of refunds, the Company has an opportunity, subject to certain conditions, to apply excess earnings toward buying out of long-term fuel and purchased power contracts. The earnings sharing agreement applies to each of the three years ending December 31, 1999, 1998 and 1997.

     On April 21, the PUCN approved refunds of $8.0 million in electric and $1.5 in gas, plus interest, for the 1997 earnings sharing case. The gas refund reflects the PUCN's acceptance of the Company's recommendation to apply $ 0.4 million of the refund to offset the variable interest receivable balance. The PUCN deferred its decision on several issues which could result in an additional $ 1.5 million of refunds in the 1997 earnings sharing case. The Company had originally requested to refund $ 7.3 million for electric and $ 1.7 million for gas. All amounts are provided for in the financial statements.

     On April 30, 1999, the Company filed an earnings sharing request, based on 1998 earnings, of $7.0 million for electric customers and $1.9 million for gas customers. These refund obligations have been recognized.

Affiliate Transaction Rules and Affiliate Applications to Provide Potentially Competitive Services

     The Company and Nevada Power filed a joint motion to set aside or modify the affiliate transaction rules adopted by the PUCN on January 14, 1999. The companies requested the PUCN to modify the rules related to name/logo, sharing services, sharing officers and directors, and transfer pricing. To date the PUCN has not acted on this motion. On March 30, 1999 the Company and Nevada Power filed with the District Court a "Complaint and Petition for Declaratory and Injunctive Relief and for Judicial Review" relating to the Affiliate Transaction Rules. The companies asked that the court find that the rules "violate plaintiff's federal and state constitutional guarantees, are unlawful and invalid because they were enacted in violation of the procedural and substantive provisions of the Administrative Procedures Act, and are unlawful and invalid because they exceed the authority of the PUCN and are unsupported by the evidence." The companies asked that the court order the PUCN "to cease and desist from enforcing the regulations."

Electric Restructuring Activities

     In July 1997, the Governor of Nevada signed into law Assembly Bill 366 (AB366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999. However, in early February 1999, the PUCN recommended to the state legislature that the start date for competition be delayed to allow more time for consideration of issues as a result of restructuring. On April 19, 1999, the Nevada Senate passed SB438, which is an amendment to AB366. SB438 contains several changes to AB366 including changing the start date of competition to March 1, 2000 for all customers. The bill allows the utility to retain its name and logo for affiliated businesses. The bill does not allow the PUCN to assign to a provider of last resort customers who do not choose a supplier of electricity. SB438 now moves to the Nevada Assembly. The Company cannot predict whether this, or other measures related to industry restructuring, will be adopted into law. See the Company's Annual Report Form 10K for more information regarding the issues being considered as a result of restructuring of the electric industry in Nevada.

The following are highlights of recent restructuring activity:

Compliance Plan
---------------

     On April 1, 1999, the Company filed Phase I, the revenue requirements and unbundling study portions, of the Restructuring Compliance Filing with the PUCN. The filing includes the development of electric revenue requirements for the test period 1998. In the unbundling study, the revenue requirements were assigned and allocated to a number of service components including generation, aggregation, transmission, distribution, metering, billing, and customer services. On April 30, 1999, the Company filed Phase II which included the proposed bundled rate design. Phase III will be filed 15 days following a PUCN decision on Phases I and II and will include full proposed tariffs for distribution service and all other noncompetitive services.

Distribution Open Access Tariffs
--------------------------------

     On January 7, 1999, the PUCN issued an order adopting a final rule for distribution tariffs (adopted as a temporary regulation). On February 1, 1999 the Company filed proposed language for distribution tariffs and filed testimony in support of its distribution tariffs filing on March 9, 1999. On April 9, 1999 a stipulation resolving most issues and agreeing to further filings on unresolved issues was filed with the PUCN.

Past Costs
----------

     Past costs, which are commonly referred to as stranded costs in other jurisdictions, will continue to be addressed in 1999. AB366 permits the recovery of generation costs pursuant to specified legal criteria. The PUCN has conducted several workshops on past costs in which various topics were discussed, including the characteristics that define recoverable past costs, criteria for evaluating the effectiveness of mitigation efforts, options for cost recovery mechanisms and applicable tax and accounting issues.

     On April 8, 1999, the PUCN issued a revised proposed rule that specifies the information a utility must include in its request for recovery of past costs. This version of the proposed rule may be changed again before being adopted as final based on comments from the parties and additional hearings. The final rule is expected to include the date for the submission of filings to recover past costs, which will likely be 45 days after the order from the compliance plan filing is issued.

     The Company has not completed an estimate of its past costs, since such a calculation is dependent on a variety of issues related to restructuring which are not resolved at this time.

Provider of Last Resort
------------------------

     The provider of last resort (PLR) will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins. On March 16, 1999 the PUCN issued a revised proposed rule for PLR. A hearing was held April 26th. A new procedural final order was issued regarding those matters.

Gas Restructuring

     To comply with Nevada AB 366 for natural gas deregulation, the PUCN is developing new natural gas rules. The PUCN is following similar processes as in electric restructuring to develop new rules.

Gas Licensing
-------------

     On January 7, 1998, the PUCN issued an order adopting a final rule for licensing which was adopted as a temporary regulation.

     On February 9, 1999, the PUCN issued a proposed rule for gas licensing fees. On March 23, 1999 the PUCN held a workshop on the proposed rule for licensing fees for alternative sellers. The hearing, also scheduled for this day, was postponed. The PUCN will re-issue the proposed rule and hold hearings at a later date.

                               California Matters
                               ------------------

Rate Reduction Bonds

     California's electricity restructuring statute (Assembly Bill 1890, Chapter 854, California Statutes of 1996, as amended), permits California investor-owned utilities, including the Company, to finance the recovery of a reduction in electricity rates for residential and small commercial customers through the issuance of rate reduction certificates. Transition costs consist of the costs of generation-related assets and obligations that may become uneconomic as a result of a competitive generation market, together with certain other costs associated therewith.

     In order for the Company to recover transition and associated costs, the California Public Utilities Commission (CPUC) authorized the establishment of nonbypassable, usage-based, per kilowatt hour charges ("FTA Charges") to be included in the regular utility bills of residential and small commercial consumers located in the historical service territory of the Company in California. The right to receive payments made in respect of the FTA Charges is referred to as Transition Property.

     On April 9, 1999, The Company sold the Transition Property to SPPC Funding LLC, a Delaware special purpose limited liability company whose sole member is the Company, in exchange for the proceeds of the SPPC Funding LLC Notes, Series 1999-1 (the "Underlying Notes"). SPPC Funding LLC then issued and sold the Underlying Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SPPC-1 (the "Trust") in exchange for the proceeds of the sale of the Trust's $24.0 million 6.4% Rate Reduction Certificates, Series 1999-1 (the "Certificates"). The Trust, which had been established by the California Infrastructure and Economic Development Bank, issued and sold the Certificates in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The Certificates are one of a series of rate reduction certificates that may be issued from time to time by the Trust and sold to investors upon terms determined at the time of sale.

Revenue Cycle Unbundling

     On February 18, 1999, the CPUC approved the Company's proposed Revenue Cycle Services Credits (RCSC) application filed February 2, 1998. The RCSC addresses meter ownership, meter services, meter reading, and billing and applies to customers who select their own provider of a revenue cycle service. On April 9, 1999, the Company made a compliance tariff filing which reflects the approved credits.

                             Direct Access Tariffs

     On April 5, 1999, the CPUC approved the Company's compliance filing, effective back to March 18, 1998, which proposed tariff changes to implement direct access.

Rate Unbundling

     On April 5, 1999, the CPUC approved the Company's proposed unbundled rates effective back to June 1, 1998.

                                  FERC Matters
                                  ------------

Merger

     On April 14, 1999, the FERC voted to approve the merger of SPR, the Company and Nevada Power, as proposed. In approving the merger the FERC required the companies to divest of their generation facilities (as proposed by the companies) and required Nevada Power to file for an update its transmission rates (also proposed by the companies).

Transmission Rate Case

     On March 30, 1999, the Company filed with the FERC to increase its open access transmission rates. The Company requested an increase of $16 million in the annual revenue requirement for network service. The point-to-point rate would increase from $ 2.80 /kW-mo. to $ 3.21 /kW-mo. This filing incorporates the Alturas intertie, completed in December 1998, and the reclassification of transmission and distribution facilities approved by the PUCN last summer.

Generation Tariffs

     On March 31, 1999, the Company filed Docket No. ER99-2332 with the FERC for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of the Company's generation would operate after divestiture. The tariffs permit market-based rates after the offering of capacity under a cost-based recourse approach.

Alturas Intertie

     On February 26, 1999, the FERC set for hearing the Alturas Intertie operating and scheduling agreement filed on December 22, 1998. The FERC also initiated a Section 206 investigation into the previously approved interconnection and operations and maintenance agreements. In the same order, the FERC established settlement judge procedures to attempt to resolve issues related to these agreements and avoid formal hearings. The parties have held several meetings in an attempt to negotiate an acceptable settlement. The matter will move to hearing, currently scheduled for the fall of 1999, if an agreement cannot be reached.

Year 2000 Issues
----------------

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

     In 1996 the Company established its Y2K project to address Y2K issues. The project's scope includes: (1) business application systems (including, but not limited to, customer information and billing) and financial systems (including time reporting, payroll, general ledger, accounts payable and purchasing, and end-user developed systems) (2) embedded systems (including equipment that operates or controls operating facilities such as power plants, electric transmission and distribution, water, gas, telecommunications, and information technology systems); (3) customer, vendor, and supplier relationships and (4) testing and contingency planning.

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

Business Application Systems
----------------------------

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

     As of this date, the Company has successfully completed testing remediation with respect to 100% of its mainframe business systems and has a few peripheral support systems remaining that have a target completion date of July 1999. The Company is on schedule to meet that date.

Embedded Systems
----------------

     The Company hired an outside engineering consultant, Network Systems Engineering Corporation (NSEC), to assist the Company's staff in conducting a thorough and comprehensive inventory of its embedded systems at the component level. All systems have been inventoried and assessed. This inventory identified over 2,500 potentially date sensitive items. The Company and NSEC have contacted all manufacturers of those components that they have identified as critical to operations and continues to contact other manufacturers of embedded system components to determine if their components are Y2K ready. As of March 31, 1999, over 70% of the Company's mission critical embedded systems are Y2K ready and the Company expects that all systems will be Y2K ready by June 30, 1999.

     The Company's Y2K readiness activities are tracked and reported monthly to the North American Electric Reliability Council (NERC), an association comprised of all segments of the electric industry. NERC expects utilities to have all Y2K testing and remediation complete by June 30, 1999. The Company is trying to minimize outages to its customers by scheduling some Y2K testing and remediation around planned plant maintenance that will occur during non-peak generating periods in the spring of 1999. The Company's embedded systems remediation plans call for all Y2K corrective procedures to be complete by June 1999.

Vendors and Suppliers
---------------------

     The Company has contacted in writing all vendors and suppliers of products and services that it considers critical to its operations. These contacts have included, but were not limited to, suppliers of interstate transportation capacity for coal supplies, natural gas producers, financial institutions, and telephone service providers. The Company has met one on one with several of its critical vendors and suppliers to assess their Y2K readiness. From these meetings, the Company feels that these vendors and suppliers have a viable Y2K program and that they will meet their commitments to the Company. If it becomes necessary, the Company may consider new business and procurement alternatives for products and services as necessary to the extent that alternatives are available.

Major Customers
---------------

     The Company has met face to face with many of its major customers to share its progress on Y2K. Also discussed at these meetings is the customer's Y2K readiness. The Company will continue to keep its major customers informed as to its progress on Y2K remediation, testing and contingency planning.

Contingency Planning
--------------------

     The Company's Y2K strategies include contingency planning for both business and embedded systems. The planning effort includes critical Company areas such as information technology, networks, vendors and suppliers, and operations personnel. Quick action response teams and additional Company personnel are planned to be available for the century rollover. Specific contingency plans are in final draft form and the Company expects all plans to be complete by the end of the 2nd quarter of 1999.

     As part of its normal business practice, the Company maintains plans to follow during emergency circumstances, some of which could arise from Y2K problems. Presently, the Company continues to develop and refine its contingency plans for potential Y2K related problems.

Potential Risks
---------------

     With respect to its internal operations, those over which the Company has direct control, the Company believes the most significant potential risks from Y2K problems are: (1) its ability to use electronic devices to control and operate its generation, gas, water, telecommunication, transmission and distribution systems; (2) its ability to render timely bills to its customers; and (3) the ability to maintain continuous operations of its computer systems.

     The Company depends upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies, and
financial institutions to reliably deliver their products and services.   The
Company feels that its most likely worst case scenario is that one of these parties experiences Y2K problems in their system. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers. Business interruption could also have a material adverse financial impact, including but not limited to, lost sales revenues, increased operating costs, and claims from customers related to business interruptions. Based upon the information supplied to date by our critical vendors and suppliers, the Company believes the probability of such failures is low. The Company is monitoring the progress of these critical entities and contingency plans are being developed to address the potential failure of an external party to be Y2K ready.

Financial Implications
----------------------

     With more than 70% of mission critical components tested through March 31, 1999, findings in the field continue to indicate that the transition through critical Y2K dates is expected to have minimal impact on the Company's Electric, Gas, and Water operations. These results are reflected in the reduced costs below.

     The Company currently estimates that its total incremental expenditures for the Y2K effort, since it began identification of Y2K cost, will be approximately $6.3 million. This estimate has been reduced from amounts previously reported based on updated assessments of the project costs. Y2K costs include assessment, remediation, testing and contingency planning activities. Of the total project costs, about $2.7 million has been incurred through March 31, 1999.

     The Company's Y2K program is progressing and the Company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

    There have been no material changes to the information previously disclosed regarding quantitative and qualitative market risk in the Company's Annual Report on Form 10K.

PART II
-------

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q.


     (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements filed on Form 10-Q for the three month period ended March 31, 1999, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)  Reports on Form 8-K

     None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Sierra Pacific Power Company
                                            ---------------------------------
                                                       (Registrant)




Date:    May 14, 1999                       By   /s/  Mark A. Ruelle
      --------------------------               --------------------------
                                                      Mark A. Ruelle
                                                Senior Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)


Date:    May 14, 1999                       By   /s/  Mary O. Simmons
      --------------------------                --------------------------
                                                      Mary O. Simmons
                                                        Controller
                                             (Principal Accounting Officer)