Form 10-Q
period 1999-06-30
SIERRA PACIFIC RESOURCES
filed 1999-08-12
CIK 741508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
         ACT OF 1934     FOR THE QUARTERLY PERIOD ENDED       June 30, 1999


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO


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

            Class                                 Outstanding at August 9, 1999
Common Stock, $1.00 par value                          78,425,720 Shares

================================================================================

                           SIERRA PACIFIC RESOURCES
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999


                                   CONTENTS


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                 Page No.
                                                                                 -------
ITEM 1.     Financial Statements

     Report of Independent Accountants..............................................  3

     Condensed Consolidated Balance Sheets - June 30, 1999 and
         December 31, 1998..........................................................  4

     Condensed Consolidated Statements of Income - Three Months and Six-Months
         Ended June 30, 1999 and 1998...............................................  5

     Condensed Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1999 and 1998...............................................  6

     Notes to Condensed Consolidated Financial Statements...........................  7


ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.............................................................. 10

ITEM 3.  Quantitative and Qualitative Disclosures about
         Market Risk................................................................ 12

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings.......................................................... 13

ITEM 4.  Submission of Matters to a Vote of Security Holders........................ 13

ITEM 5.  Other Information.......................................................... 13

ITEM 6.  Exhibits and Reports on Form 8-K........................................... 13

Signature Page...................................................................... 14

Appendix............................................................................ 16

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Sierra Pacific Resources
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Resources (the "Company") and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Resources and subsidiaries as of December 31, 1998, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1999 (February 12, 1999 as to notes 1 and 5), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Reno, Nevada
August 5, 1999

                           SIERRA PACIFIC RESOURCES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                     June 30,             December 31,
                                                                                       1999                   1998
                                                                                  ---------------      ------------------
                                                                                    (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                     $2,374,322              $2,348,996
    Less:  accumulated provision for depreciation                                         762,799                 727,624
                                                                                  ---------------      ------------------
                                                                                        1,611,523               1,621,372
  Construction work-in-progress                                                            75,141                  55,670
                                                                                  ---------------      ------------------
                                                                                        1,686,664               1,677,042
                                                                                  ---------------      ------------------
Investments in subsidiaries and other property, net                                        88,525                  59,258
                                                                                  ---------------      ------------------
Current Assets:
  Cash and cash equivalents                                                                 8,295                  17,674
  Accounts receivable less provision for uncollectible accounts
1999-$4,313; 1998-$3,461                                                                  103,861                 114,870
  Materials, supplies and fuel, at average cost                                            29,879                  25,776
  Other                                                                                     2,995                   3,048
                                                                                  ---------------      ------------------
                                                                                          145,030                 161,368
                                                                                  ---------------      ------------------
Deferred Charges:
  Regulatory tax asset                                                                     65,531                  65,619
  Other regulatory assets                                                                  61,888                  61,675
  Other                                                                                    21,282                  16,434
                                                                                  ---------------      ------------------
                                                                                          148,701                 143,728
                                                                                  ---------------      ------------------
                                                                                       $2,068,920              $2,041,396
                                                                                  ===============      ==================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                          $  687,168              $  673,432
  Preferred stock                                                                          73,115                  73,115
  Preferred stock subject to mandatory redemption:
  SPPC-obligated mandatorily redeemable preferred securities of
     SPPC's subsidiary Sierra Pacific Power Capital I, holding
     solely $50 million principal amount of 8.6% junior
     subordinated debentures of SPPC, due 2036                                             48,500                  48,500
  Long-term debt                                                                          630,111                 616,754
                                                                                  ---------------      ------------------
                                                                                        1,438,894               1,411,801
                                                                                  ---------------      ------------------
Current Liabilities:
  Short-term borrowings                                                                   123,000                 105,000
  Current maturities of long-term debt                                                     40,597                  40,585
  Accounts payable                                                                         46,296                  60,128
  Accrued interest                                                                          7,744                   7,885
  Dividends declared                                                                       12,536                  11,465
  Accrued salaries and benefits                                                            13,154                  12,131
  Other current liabilities                                                                25,051                  28,059
                                                                                  ---------------      ------------------
                                                                                          268,378                 265,253
                                                                                  ---------------      ------------------
Deferred Credits:
  Accumulated deferred federal income taxes                                               172,941                 168,602
  Accumulated deferred investment tax credit                                               36,961                  37,944
  Regulatory tax liability                                                                 37,846                  38,939
  Customer advances for construction                                                       36,462                  34,961
  Accrued retirement benefits                                                              45,977                  42,560
  Other                                                                                    31,461                  41,336
                                                                                  ---------------      ------------------
                                                                                          361,648                 364,342
                                                                                  ---------------      ------------------
                                                                                       $2,068,920              $2,041,396
                                                                                  ===============      ==================

The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                 Three-Months Ended                         Six-Months Ended
                                                                      June 30,                                  June 30,
                                                    -----------------------------------------------------------------------------
                                                              1999                  1998               1999               1998
                                                    -----------------------------------------------------------------------------
                                                            (Unaudited)         (Unaudited)          (Unaudited)      (Unaudited)
OPERATING REVENUES:
  Electric                                                    $   147,348       $   135,169         $   291,651       $   277,308
  Gas                                                              18,851            22,112              56,878            53,478
  Water                                                            13,619            11,862              23,900            21,079
  Other                                                             2,339             2,489               4,514             4,249
                                                    -----------------------------------------------------------------------------
                                                                  182,157           171,632             376,943           356,114
                                                    -----------------------------------------------------------------------------
OPERATING EXPENSES:
  Operation:
       Purchased power                                             42,111            35,377              82,779            73,752
       Fuel for power generation                                   26,367            27,447              52,837            51,327
       Gas purchased for resale                                    12,658            13,510              37,375            32,841
       Other                                                       33,853            32,463              60,940            63,479
  Maintenance                                                       5,164             6,007              10,660            10,703
  Depreciation and amortization                                    19,624            16,672              38,767            33,593
  Taxes:
       Income taxes                                                 8,228             8,313              19,513            20,699
       Other than income                                            4,849             5,001               9,671             9,906
                                                    -----------------------------------------------------------------------------
                                                                  152,854           144,790             312,542           296,300
                                                    -----------------------------------------------------------------------------
OPERATING INCOME                                                   29,303            26,842              64,401            59,814
                                                    -----------------------------------------------------------------------------

OTHER INCOME:
  Allowance for other funds used during construction                    -             1,155                   -             2,126
  Other income - net                                                  221              (242)                259                (2)
                                                    -----------------------------------------------------------------------------
                                                                      221               913                 259             2,124
                                                    -----------------------------------------------------------------------------
                Total Income                                       29,524            27,755              64,660            61,938
                                                    -----------------------------------------------------------------------------

INTEREST CHARGES:
     Long-term debt                                                10,245            10,057              20,443            20,320
     Other                                                          2,280             1,759               4,883             3,667
     Allowance for borrowed funds used during
      construction and capitalized interest                          (236)           (2,039)               (434)           (3,721)
                                                    -----------------------------------------------------------------------------
                                                                   12,289             9,777              24,892            20,266
                                                    -----------------------------------------------------------------------------

INCOME BEFORE OBLIGATED MANDATORILY
 REDEEMABLE PREFERRED SECURITIES                                   17,235            17,978              39,768            41,672
     Preferred dividend requirements of
      SPPC-obligated
      mandatorily redeemable preferred securities                  (1,043)           (1,043)             (2,086)           (2,086)
                                                    -----------------------------------------------------------------------------

INCOME BEFORE PREFERRED DIVIDENDS                                  16,192            16,935              37,682            39,586
     Preferred dividend requirements                               (1,365)           (1,365)             (2,730)           (2,730)
                                                    -----------------------------------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK                             $    14,827       $    15,570         $    34,952       $    36,856
                                                    =============================================================================

Net Income Per Share - Basic                                  $      0.48       $      0.50         $      1.13       $      1.19
Net Income Per Share - Diluted                                $      0.48       $      0.50         $      1.12       $      1.19
Weighted Average Shares of Common
     Stock Outstanding                                         31,019,641        30,945,868          31,015,010        30,938,332

Dividends Paid Per Share of Common Stock                      $     0.340       $     0.325         $     0.665       $     0.635


The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                           Six-Months Ended
                                                                                                June 30,
                                                                        -----------------------------------------------------
                                                                                  1999                         1998
                                                                        ------------------------       ----------------------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                                     $ 37,682                     $ 39,586
  Non-cash items included in income:
     Depreciation and amortization                                                        38,767                       33,593
     Deferred taxes and deferred investment tax credit                                     2,322                         (718)
     AFUDC and capitalized interest                                                         (434)                      (5,846)
     Early retirement and severance amortization                                           2,096                        2,109
     Other                                                                                  (158)                       1,427
  Changes in certain assets and liabilities:
     Accounts receivable                                                                  11,009                       14,710
     Materials, supplies and fuel                                                         (4,103)                        (871)
     Other current assets                                                                     53                       (1,480)
     Accounts payable                                                                    (13,832)                      (4,963)
     Other current liabilities                                                            (2,126)                       3,724
     Other - net                                                                         (13,216)                        (763)
                                                                        ------------------------       ----------------------
Net Cash Flows From Operating Activities                                                  58,060                       80,508
                                                                        ------------------------       ----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                         (55,708)                     (66,454)
      Net customer refunds and contributions in aid construction                           9,474                       10,319
                                                                        ------------------------       ----------------------
      Net cash used for utility plant                                                    (46,234)                     (56,135)
                                                                        ------------------------       ----------------------
      Investments in subsidiaries and other property - net                               (29,412)                      (1,676)
                                                                        ------------------------       ----------------------
Net Cash Used In Investing Activities                                                    (75,646)                     (57,811)
                                                                        ------------------------       ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings                                                   17,731                       14,037
      Proceeds from issuance of long-term debt                                            23,696                            -
      Reduction of long-term debt                                                        (10,345)                     (15,300)
      Sale of common stock                                                                   476                        1,535
      Dividends paid                                                                     (23,351)                     (22,322)
                                                                        ------------------------       ----------------------
Net Cash Used In Financing Activities                                                      8,207                      (22,050)
                                                                        ------------------------       ----------------------

Net (decrease) increase in Cash and Cash Equivalents                                      (9,379)                         647
Beginning balance in Cash and Cash Equivalents                                            17,674                        8,901
                                                                        ------------------------       ----------------------

Ending balance in Cash and Cash Equivalents                                             $  8,295                     $  9,548
                                                                        ========================       ======================

Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
       Interest                                                                         $ 26,837                     $ 26,189
       Income Taxes                                                                     $ 12,524                     $ 34,350


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

    The results of operations for the three-month and six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2.   RECENT PRONOUNCEMENTS OF THE FASB
-------------------------------------------

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. In May 1999, members of the Financial Accounting Standards agreed to delay the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Company is still assessing the impact of SFAS 133 on its financial condition and results of operations.

NOTE 3.      EARNINGS PER SHARE
-------------------------------


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

                                                                              Three Months Ended             Six Months Ended
                                                                                    June 30,                      June 30,
                                                                        -----------------------------------------------------------
                                                                            1999             1998           1999           1998
                                                                        -----------------------------------------------------------
Basic EPS
        Numerator
             Income available to common stockholders ($000)                 14,827           15,570          34,952           36,856
                                                                        ----------      -----------     -----------      -----------


        Denominator
             Weighted average number of shares outstanding              31,019,641       30,945,868      31,015,010       30,938,332
                                                                        ----------      -----------     -----------      -----------


        Per-Share Amount                                               $      0.48      $      0.50     $      1.13      $      1.19
                                                                        ==========      ===========     ===========      ===========


Diluted EPS
        Numerator
             Income available to common stockholders ($000)                 14,827           15,570          34,952           36,856
                                                                        ----------      -----------     -----------      -----------


        Denominator
             Weighted average number of shares outstanding              31,019,641       30,945,868      31,015,010       30,938,332

             before dilution
             Stock options                                                  26,206           62,508          24,909           47,346

             Executive long term incentive plan - performance shares        21,947           18,387          20,285           16,807

             Non-Employee stock plan                                         9,666            7,114           9,666            7,114

             Employee stock purchase plan                                      679            1,002             618            1,158
                                                                        ----------      -----------     -----------      -----------

                                                                        31,078,139       31,034,879      31,070,488       31,010,757
                                                                        ----------      -----------     -----------      -----------


        Per-Share Amount                                               $      0.48      $      0.50     $      1.12      $      1.19
                                                                        ==========      ===========     ===========      ===========


NOTE 4.   SEGMENT INFORMATION
-----------------------------


     The Company operates three business segments providing regulated electric, natural gas and water service. Electric service is provided to northern Nevada and the Lake Tahoe area of California. Natural gas and water services are provided in the Reno-Sparks area of Nevada. Other segment information includes segments below the quantitative threshold for separate disclosure.

     Information as to the operations of the different business segments is set forth below based on the nature of products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. Intersegment revenues are not material.


   Three Months
Ended June 30, 1999               Electric                Gas                Water               Other             Consolidated
--------------------       -------------------    ----------------    ----------------    --------------------   -----------------
Operating Revenues                    $147,348             $18,851             $13,619              $2,339                $182,157
                           ===================    ================    ================    ====================   =================
Operating income                      $ 24,601             $ 1,189             $ 4,047              $ (534)               $ 29,303
                           ===================    ================    ================    ====================   =================

    Three Months
Ended June 30, 1998           Electric               Gas                 Water               Other               Consolidated
--------------------       -------------------    ----------------    ----------------    --------------------   -----------------
Operating revenues                    $135,169             $22,112             $11,862              $2,489                $171,632
                           ===================    ================    ================    ====================   =================
Operating income                      $ 21,546             $ 2,947             $ 2,815              $ (466)               $ 26,842
                           ===================    ================    ================    ====================   =================


Six Months
Ended June 30, 1999              Electric                Gas           Water                   Other              Consolidated
---------------------      -----------------    -------------------    ----------------    -------------------     -----------------
Operating Revenues                  $291,651                $56,878             $23,900                $ 4,514              $376,943
                           =================    ===================    ================    ===================     =================
Operating income                    $ 51,285                $ 7,479             $ 6,846                $(1,209)             $ 64,401
                           =================    ===================    ================    ===================     =================


    Six Months
Ended June 30, 1998           Electric             Gas                 Water                  Other                   Consolidated
---------------------      -----------------    -------------------    ----------------    -------------------     -----------------
Operating revenues                  $277,308                $53,478             $21,079                $ 4,249              $356,114
                           =================    ===================    ================    ===================     =================

Operating income                    $ 47,962                $ 8,110             $ 4,374                $  (632)             $ 59,814
                           =================    ===================    ================    ===================     =================


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this Form 10-Q, or in the Form 10-Q of SPPC attached as an Appendix, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate", "believe", "estimate", "expect", "intend", "plan" and "objective", and other similar expressions identify those statements which are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause SPR's or SPPC's actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount SPPC is allowed to recover from its customers for certain costs which prove to be uneconomic in the new competitive market; (4) the outcome of ongoing and future regulatory proceedings; (5) management's ability to integrate the operations of SPR, SPPC and Nevada Power Company and to implement and realize anticipated cost savings from the Merger; (6) industrial, commercial and residential growth in the service territory of SPPC; (7) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (8) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (9 the loss of any significant customers; (10) the ability to lessen the risk of the impact of the Year 2000 on internal and external computer and software systems; and (11) the weather and other natural phenomena. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPR assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

Sierra Pacific Power Company (SPPC)
-----------------------------------

    Management Discussion and Analysis of SPPC is contained in its Quarterly Report on Form 10-Q for the three and six months ended June 30, 1999, which is attached as an appendix.


Tuscarora Gas Pipeline Company
------------------------------

    For the three and six months ended June 30, 1999, Tuscarora Gas Pipeline Company, a wholly-owned subsidiary of the Company, contributed net income of $454 and $933 thousand compared to $405 and $876 thousand for the comparable periods in 1998. The increase in net income for both periods is primarily due to higher firm transportation revenues and interruptible transportation revenue.


e.three
-------

    For the three and six months ended June 30, 1999, e.three incurred net losses of $.5 million and $1.2 million compared to $.4 million and $.7 million in 1998. The increase in losses is due to delays in signing several sales contracts. The contracts are expected to be signed during the third quarter of this year.

Sierra Pacific Energy Company
-----------------------------

    For the three and six months ended June 30, 1999, Sierra Pacific Energy Company (SPE) incurred net losses of $.4 and $.8 million. SPE began operations in October 1998. The net loss is due to start-up activity costs.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

    During the first six months of 1999, the Company earned $37.7 million in income before preferred dividends and declared $21.7 million in common stock dividends. SPPC, the Company's principal subsidiary, declared $2.7 million in preferred stock dividends.


Construction Expenditures and Financing
---------------------------------------

    Substantially all capital expenditures relate to SPPC. A description of construction expenditures and financing of SPPC is contained in its Quarterly Report Form 10-Q for the period ended June 30, 1999, attached as an appendix.

     On July 28, 1999, immediately following the consummation of the merger with Nevada Power, the Company put into place a $500 million unsecured revolving credit facility with Mellon Bank, N.A., as Administrative Agent, First Union National Bank and Wells Fargo Bank, N.A., as Syndication Agents, and certain other participating banks. This facility may be used for working capital and general corporate purposes, including for commercial paper backup, and replaced the Company's existing credit facility. At the same time, SPPC and Nevada Power each put into place $150 million unsecured revolving credit facilities with the same banks. These two facilities may also be used for working capital and general corporate purposes, including for commercial paper backup, and replaced all existing credit facilities for those companies. In addition, immediately following the merger, each of the Company and Nevada Power established new commercial paper programs, SPPC revised its existing commercial paper program, and the Company used $456.2 million of commercial paper proceeds to provide temporary funding of the cash portion of the merger consideration.


Merger
------

     On July 28, 1999 the merger of the Company and Nevada Power Company was finalized.

     Clearing the way for completion of the merger was the unanimous approval by the PUCN, on June 11, 1999, of a stipulation between the Company, Nevada Power, PUCN staff and the Utility Consumer Advocate, regarding the merging Companies' joint divestiture plan. As part of the stipulation, the Companies were required to re-file the divestiture plan and file the final Independent System Administrator (ISA) proposal with the PUCN and the Federal Energy Regulatory
Commission (FERC).  The filings were submitted in June 1999.   Upon selling the
generating units, both companies can determine how they will use the proceeds of the sales, up to the book value of the plants. Any after-tax gains above book value will be used to offset stranded costs, as determined by the PUCN. Any remaining gains can be used to offset goodwill. After-tax gains may not be sufficient to cover goodwill. However, if the combined Company demonstrates that the divestiture "resulted in a market for generation services that produced market prices that are lower than what could have been achieved otherwise, the combined Company may include in the general rate a request to recover goodwill." The Company expects that the generation sales will be completed by late-2000.

     Under terms of the stipulation, the merged Company is required to file a general rate case three years after the start of retail competition in the state of Nevada that would give the merged Company the opportunity to recover costs of the merger, provided the merged Company can demonstrate that merger savings exceed merger costs. Merger costs are to be split among the non-competitive, potentially competitive and unregulated services or businesses. An opportunity to recover the non-competitive portion of the merger costs will be addressed in the rate case that follows the start of competition in Nevada. The burden is on the merged Company to prove that merger savings exceed merger costs. The merged Company will also have the opportunity to recover goodwill in the same proceeding.

     Through June 30, 1999 SPR had incurred a total of $11.2 million in capitalized costs since merger work began.

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

a)  The Company held its 1999 Annual Meeting of Shareholders on May 17, 1999.

b) The company solicited proxies pursuant to Regulation 14 under the Securities and Exchange Act of 1934; there was no solicitation in opposition to nominees listed in the proxy statement, and all such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of shareholders.

c)        Re-elected to the Company's Board of Directors were:

          Krestine M. Corbin
          Votes For:                     26,536,864
          Votes Withheld:                   338,851

          Theodore J. Day
          Votes For:                     21,537,052
          Votes Withheld:                   338,661

          Dennis E. Wheeler
          Votes For:                     26,538,743
          Votes Withheld:                   337,972

ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q:

          (15) Letter of independent accountants acknowledging awareness regarding unaudited interim financial information of the Company.

          (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements on Form 10-Q for the six month period ended June 30, 1999, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b) Reports on Form 8-K:

None

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Sierra Pacific Resources
                                            -----------------------------
                                                      (Registrant)




Date:     August 11, 1999        By:   /s/ Mark A. Ruelle
      ---------------------            ---------------------
                                          Mark A. Ruelle
                                       Senior Vice President
                                            Treasurer
                                      Chief Financial Officer
                                   (Principal Financial Officer)
                                      (Principal Accounting Officer)

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
       ACT OF 1934     FOR THE QUARTERLY PERIOD ENDED         June 30, 1999

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

          Class                                Outstanding at August 13, 1998
Common Stock, $3.75 par value                           1,000 Shares

================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                  CONTENTS

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


                                                                                                            Page
                                                                                                            -----
ITEM 1 .  Financial Statements

          Report of Independent Accountants................................................................   3

          Condensed Consolidated Balance Sheets  June 30, 1999 and
               December 31, 1998...........................................................................   4

          Condensed Consolidated Statements of Income - Three Months and Six Months
               Ended June 30, 1999 and 1998................................................................   5

          Condensed Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 1999 and 1998................................................................   6

          Notes to Condensed Consolidated Financial Statements.............................................   7

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations....................................................................................   9

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk......................................................................................  23

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.   Legal Proceedings................................................................................  24

ITEM 5.   Other Information................................................................................  24

ITEM 6.   Exhibits and Reports on Form 8-K.................................................................  24

Signature Page.............................................................................................  25

Appendix...................................................................................................  26


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of
Sierra Pacific Power Company
----------------------------
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Power Company (the "Company") and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1998, and the related consolidated statements of income, common shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1999, (February 12, 1999 as to Notes 1 and 3) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Reno, Nevada
August 5, 1999

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)




                                                                                       June 30,                    December 31,
                                                                                        1999                          1998
                                                                                   ---------------               ---------------
                                                                                    (Unaudited)
ASSETS
Utility Plant at Original Cost:

  Plant in service                                                               $   2,374,322                   $  2,348,996
    Less:  accumulated provision for depreciation                                      762,799                        727,624
                                                                                 -------------                   ------------
                                                                                     1,611,523                      1,621,372
  Construction work-in-progress                                                         75,141                         55,670
                                                                                 -------------                   ------------
                                                                                     1,686,664                      1,677,042
                                                                                 -------------                   ------------
Investments in subsidiaries and other property, net                                     63,435                         34,022
                                                                                 =============                   ============
Current Assets:
  Cash and cash equivalents                                                              6,503                         15,197
  Accounts receivable less provision for uncollectible accounts:
    $4,313 -1999 and $3,461 -1998                                                      102,506                        114,380
  Materials, supplies and fuel, at average cost                                         29,829                         25,776
  Other                                                                                  2,559                          2,692
                                                                                 -------------                   ------------
                                                                                       141,397                        158,045
                                                                                 -------------                   ------------

Deferred Charges:
  Regulatory tax asset                                                                  65,531                         65,619
  Other regulatory assets                                                               61,888                         61,675
  Other                                                                                 14,936                         15,417
                                                                                 -------------                   ------------
                                                                                       142,355                        142,711
                                                                                 -------------                   ------------
                                                                                 $   2,033,851                   $  2,011,820
                                                                                 =============                   ============
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                    $     668,000                   $    661,367
  Preferred stock                                                                       73,115                         73,115
  Preferred stock subject to mandatory redemption:
  Company-obligated mandatorily redeemable preferred securities of the
     Company's subsidiary Sierra Pacific Power Capital I, holding solely $50 million principal amount of 8.6% junior
     subordinated debentures of the Company, due 2036                                   48,500                         48,500
  Long-term debt                                                                       629,919                        606,450
                                                                                 -------------                   ------------
                                                                                     1,419,534                      1,389,432
                                                                                 -------------                   ------------
Current Liabilities:
  Short-term borrowings                                                                123,000                        105,000
  Current maturities of long-term debt and preferred  stock                             30,485                         30,473
  Accounts payable                                                                      50,011                         66,032
  Accrued interest                                                                       7,580                          7,535
  Dividends declared                                                                    15,165                         20,365
  Accrued salaries and benefits                                                         13,154                         12,131
  Other current liabilities                                                             24,772                         27,759
                                                                                 -------------                   ------------
                                                                                       264,167                        269,295
                                                                                 -------------                   ------------
Deferred Credits:
  Accumulated deferred federal income taxes                                            165,906                        161,697
  Accumulated deferred investment tax credit                                            36,961                         37,944
  Regulatory tax liability                                                              37,846                         38,939
  Accrued Retirement Benefits                                                           45,977                         42,560
  Customer advances for construction                                                    36,462                         34,961
  Other                                                                                 26,998                         36,992
                                                                                 -------------                   ------------
                                                                                       350,150                        353,093
                                                                                 -------------                   ------------
                                                                                 $   2,033,851                   $  2,011,820
                                                                                 =============                   ============

The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)





                                                                     Three-Months Ended                       Six-Months Ended
                                                                          June 30,                                June 30,
                                                               ------------------------------         ------------------------------

                                                                   1999              1998                   1999             1998
                                                               ------------      ------------         --------------    ------------

                                                                       (Unaudited)                               (Unaudited)

OPERATING REVENUES:
  Electric                                                      $147,348           $135,169            $291,651            $277,308
  Gas                                                             18,851             22,112              56,878              53,478
  Water                                                           13,619             11,862              23,900              21,079
                                                                --------           --------            --------            --------

                                                                 179,818            169,143             372,429             351,865
                                                                --------           --------            --------            --------
OPERATING EXPENSES:
  Operation:
       Purchased power                                            42,111             35,377              82,779              73,752
       Fuel for power generation                                  26,367             27,447              52,837              51,327
       Gas purchased for resale                                   12,658             13,510              37,375              32,841
       Other                                                      30,765             29,092              54,547              57,920
  Maintenance                                                      5,164              6,007              10,660              10,703
  Depreciation and amortization                                   19,498             16,672              38,592              33,593
  Taxes:
       Income taxes                                                8,597              8,742              20,409              21,402
       Other than income                                           4,821              4,988               9,620               9,881
                                                                ========           ========            ========            ========

                                                                 149,981            141,835             306,819             291,419
                                                                --------           --------            --------            --------

OPERATING INCOME                                                  29,837             27,308              65,610              60,446
                                                                --------           --------            --------            --------


OTHER INCOME:
  Allowance for other funds used during  construction                  -              1,155                   -               2,126
  Other income - net                                                 213               (275)                220                (153)

                                                                --------           --------            --------            --------

                                                                     213                880                 220               1,973
                                                                --------           --------            --------            --------

                Total Income                                      30,050             28,188              65,830              62,419
                                                                --------           --------            --------            --------


INTEREST CHARGES:
     Long-term debt                                               10,071              9,720              19,932              19,487
     Other                                                         2,280              1,759               4,883               3,668
     Allowance for borrowed funds used during construction and
      capitalized interest                                          (236)            (2,039)               (434)             (3,721)

                                                                --------           --------            --------            --------

                                                                  12,115              9,440              24,381              19,434
                                                                --------           --------            --------            --------


INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                            17,935             18,748              41,449              42,985
     Preferred dividend requirements of Company-obligated
      mandatorily redeemable preferred securities                 (1,043)            (1,043)             (2,086)             (2,086)

                                                                --------           --------            --------            --------


INCOME BEFORE PREFERRED DIVIDENDS                                 16,892             17,705              39,363              40,899
     Preferred dividend requirements                              (1,365)            (1,365)             (2,730)             (2,730)

                                                                --------           --------            --------            --------

INCOME APPLICABLE TO COMMON STOCK                               $ 15,527           $ 16,340            $ 36,633            $ 38,169
                                                                ========           ========            ========            ========


The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                       --------------------------------------------
                                                                                              1999                       1998
                                                                                       ----------------            ----------------
                                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                                     $      39,363                $     40,899
  Non-cash items included in income:
     Depreciation and amortization                                                             38,592                      33,593
     Deferred taxes and deferred investment tax credit                                          2,222                      (1,579)
     AFUDC and capitalized interest                                                              (434)                     (5,846)
     Early retirement and severance amortization                                                2,096                       2,109
     Other non-cash                                                                              (158)                      1,427
  Changes in certain assets and liabilities:
     Accounts receivable                                                                       11,874                      16,570
     Materials, supplies and fuel                                                              (4,053)                       (871)
     Other current assets                                                                         133                      (1,190)
     Accounts payable                                                                         (16,021)                     (5,371)
     Other current liabilities                                                                 (1,919)                      3,664
     Other - net                                                                               (8,034)                         36
                                                                                        -------------                ------------
Net Cash Flows From Operating Activities                                                       63,661                      83,441
                                                                                        -------------                ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                              (55,708)                    (66,454)
      Net customer refunds and contributions in aid construction                                9,474                      10,319
                                                                                        -------------                ------------
      Net cash used for utility plant                                                         (46,234)                    (56,135)
                                                                                        -------------                ------------
  (Investments in) disposal of subsidiaries and other property - net                          (29,385)                         98
                                                                                        -------------                ------------
Net Cash Used In Investing Activities                                                         (75,619)                    (56,037)
                                                                                        -------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings                                                        17,731                      14,037
      Proceeds from issuance of long-term debt                                                 23,696                           -
      Reduction of long-term debt                                                                (233)                     (5,188)
      Investment from the parent company                                                        8,000                       5,000
      Dividends paid                                                                          (45,930)                    (40,730)
                                                                                        -------------                ------------
Net Cash Used In Financing Activities                                                           3,264                     (26,881)
                                                                                        -------------                ------------

Net (decrease) increase in Cash and Cash Equivalents                                           (8,694)                        523
Beginning balance in Cash and Cash Equivalents                                                 15,197                       6,920
                                                                                        -------------                ------------

Ending balance in Cash and Cash Equivalents                                             $       6,503                $      7,443
                                                                                        =============                ============

Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
       Interest                                                                         $      26,138                $     25,178
       Income Taxes                                                                     $      13,522                $     36,588

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

The results of operations for the three and six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 2.   RECENT PRONOUNCEMENTS OF THE FASB
-------------------------------------------

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. In May 1999, members of the Financial Accounting Standards Board agreed to delay the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Company is still assessing the impact of SFAS 133 on its financial condition and results of operations.

NOTE 3.   SEGMENT INFORMATION
-----------------------------

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

      Financial data for business segments is as follows (in thousands).


   Three Months
Ended June 30, 1999                  Electric         Gas          Water        Consolidated
----------------------             ------------   ------------   -----------    ------------
Operating Revenues                   $ 147,348      $  18,851      $  13,619      $ 179,818
                                   ============   ============   ============   ============
Operating income                     $  24,601      $   1,189      $   4,047      $  29,837
                                   ============   ============   ============   ============



   Three Months
Ended June 30, 1998                  Electric         Gas          Water        Consolidated
----------------------             ------------   ------------   -----------    ------------
Operating revenues                   $ 135,169      $  22,112      $  11,862      $ 169,143
                                   ============   ============   ============   ============
Operating income                     $  21,546      $   2,947      $   2,815      $  27,308
                                   ============   ============   ============   ============



    Six Months
Ended June 30, 1999                  Electric         Gas          Water        Consolidated
----------------------             ------------   ------------   -----------    ------------
Operating Revenues                   $ 291,651      $  56,878      $  23,900      $ 372,429
                                   ============   ============   ============   ============
Operating income                     $  51,285      $   7,479      $   6,846      $  65,610
                                   ============   ============   ============   ============



    Six Months
Ended June 30, 1998                  Electric         Gas          Water        Consolidated
----------------------             ------------   ------------   -----------    ------------
Operating revenues                   $ 277,308      $  53,478      $  21,079      $ 351,865
                                   ============   ============   ============   ============
Operating income                     $  47,962      $   8,110      $   4,374      $  60,446
                                   ============   ============   ============   ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective," and other similar expressions identify those statements which are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause SPPC's actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount SPPC is allowed to recover from its customers for certain costs which prove to be uneconomic in the new competitive market; (4) the outcome of ongoing and future regulatory proceedings; (5) management's ability to integrate the operations of SPPC and Nevada Power Company and to implement and realize anticipated cost savings from the Merger; (6) industrial, commercial and residential growth in the service territory of SPPC; (7) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (8) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (9) the loss of any significant customers; (10) the ability to lessen the risk of the impact of the Year 2000 on internal and external computer and software systems; and (11) the weather and other natural phenomena. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPPC assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

RESULTS OF OPERATIONS
---------------------

     The components of gross margin are set forth below (dollars in thousands):

                                       Three Months                                  Six Months
                                      Ended June 30,                               Ended June 30,
                                      --------------                               --------------
                                                              Change from                                  Change from
                                    1999           1998       Prior Year %       1999           1998       Prior Year %
                                ------------   ------------   ------------   ------------   ------------   ------------
Operating Revenues:
         Electric                  $147,348       $135,169            9.0%      $291,651       $277,308            5.2%
         Gas                         18,851         22,112          -14.7%        56,878         53,478            6.4%
         Water                       13,619         11,862           14.8%        23,900         21,079           13.4%
                                ------------   ------------   ------------   ------------   ------------   ------------
Total Revenues                      179,818        169,143            6.3%       372,429        351,865            5.8%

Energy Costs:
         Electric                    68,478         62,824            9.0%       135,616        125,079            8.4%
         Gas                         12,628         13,510           -6.5%        37,375         32,841           13.8%
                                ------------   ------------   ------------   ------------   ------------   ------------
Total Energy Costs                   81,106         76,334            6.3%       172,991        157,920            9.5%
                                ------------   ------------   ------------   ------------   ------------   ------------
Gross Margin                         98,712         92,809            6.4%       199,438        193,945            2.8%
                                ============   ============   ============   ============   ============   ============


Gross Margin by Segment:
         Electric                    78,870         72,345            9.0%       156,035        152,229             2.5%
         Gas                          6,223          8,602          -27.7%        19,503         20,637            -5.5%
         Water                       13,619         11,862           14.8%        23,900         21,079            13.4%
                                ------------   ------------   ------------   ------------   ------------   ------------
Total                              $ 98,712       $ 92,809            6.4%      $199,438       $193,945            2.8%
                                ============   ============   ============   ============   ============   ============


     The causes for significant changes in specific lines comprising the results of operations are as follows (dollars in thousands):

                                         Three Months                                  Six Months
                                        Ended June 30,                                Ended June 30,
                                        --------------                                -------------
                                                                 Change from                                  Change from
                                      1999            1998       Prior Year %       1999           1998       Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Electric Operating Reveunes:
  Residential                       $   38,486     $   37,117            3.7%    $   86,011     $   83,643            2.8%
  Commercial                            46,294         42,068           10.0%        89,699         83,870            7.0%
  Industrial                            46,548         45,758            1.7%        91,915         89,750            2.4%
                                   ------------   ------------   ------------   ------------   ------------   ------------
  Retail revenues                      131,328        124,943            5.1%       267,625        257,263            4.0%
  Other                                 16,020         10,226           56.7%        24,026         20,045           19.9%
                                   ------------   ------------   ------------   ------------   ------------   ------------
Total Revenues                      $  147,348     $  135,169            9.0%    $  291,651     $  277,308            5.2%
                                   ============   ============   ============   ============   ============   ============

Retail sales in
  megawatt-hours (MWH)               2,045,998      1,945,699            5.2%     4,139,765      3,970,214            4.3%
                                   ------------   ------------   ------------   ------------   ------------   ------------

Average retail revenue per MWH      $    64.19     $    64.21            0.0%    $    64.65     $    64.80           -0.2%

     Residential revenues increased for the three months and six months ended June 30, 1999 due to a 2.4% increase in total customers over the prior periods and to a lesser extent higher use per customer.

     Commercial revenues increased for the second quarter of this year compared with the second quarter of 1998 primarily due to higher use per customer. Higher average use per customer resulted from the addition of larger customers included in the commercial classification. Commercial revenues increased for the six months ended June 30, 1999, also due to higher use per customer and a total increase in customers of 2.8%.

     Industrial revenues increased slightly for the second quarter compared to the prior year primarily due to a 1.1% increase in customers. Industrial revenues increased for six months ended June 30, 1999 due to customer growth and, to a lesser extent, higher use per customer. The increase in use per customer was primarily due to increased production at two of the Company's large gold mining customers' facilities.

     As reported in the Company's 1998 10-K, gold production costs vary greatly at Nevada mines, along with profitability. Mining reports indicate many of Nevada mines have a production cost of less than $300 per ounce, with some larger mines producing within the $192 to $240 per ounce range. When compared to world production costs, Nevada is well below the worldwide average of $262 per ounce. While Nevada's gold mines have the lowest costs in the world, investments in exploration and development have fallen, and may continue to fall. In addition, low gold prices may also shorten the expected mine lives of certain Nevada properties as lower grade ore becomes uneconomic to mine.

     Other electric revenues were higher in the second quarter of 1999 compared to the prior year primarily due to a $5.8 million increase in wholesale electric revenues. Other electric revenues were higher for the six months ended June 30, 1999 due to a $7.8 million increase in wholesale electric sales. This increase was partially offset by a $4.3 million reclassification from operating expense to revenues reflecting a customer refund that resulted from a decision by the Public Utilities Commission of Nevada.



                                       Three Months                                Six Months
                                      Ended June 30,                              Ended June 30,
                                      --------------                              --------------
                                                              Change from                                  Change from
                                    1999          1998        Prior Year %      1999           1998        Prior Year %
                                ------------   ------------   ------------   ------------   ------------   ------------
Gas Operating Reveunes:
     Residential                 $    8,273     $    8,457           -2.2%   $    25,216    $    24,527            2.8%
     Commercial                       4,311          4,458           -3.3%        13,149         13,102            0.4%
     Industrial                       2,391          2,721          -12.1%         6,118          6,569           -6.9%
     Miscellaneous                      412            312           32.1%           943            647           45.7%
                                ------------   ------------   ------------   ------------   ------------   ------------
     Total retail revenue            15,387         15,948           -3.5%        45,426         44,845            1.3%
     Wholesale revenue                3,464          6,164          -43.8%        11,452          8,633           32.7%
                                ------------   ------------   ------------   ------------   ------------   ------------
Total Revenues                   $   18,851     $   22,112          -14.7%   $    56,878    $    53,478            6.4%
                                ============   ============   ============   ============   ============   ============

Sales Decatherms (Dth):
     Retail                       2,621,342      2,810,977           -6.7%     8,021,177      8,061,047           -0.5%
     Wholesale                    1,797,396      3,334,923          -46.1%     5,548,332      4,582,449           21.1%
                                ------------   ------------   ------------   ------------   ------------   ------------
     Total                        4,418,738      6,145,900          -28.1%    13,569,509     12,643,496            7.3%
                                ------------   ------------   ------------   ------------   ------------   ------------

Average revenues per Dth
     Retail                      $     5.87     $     5.67            3.5%   $      5.66    $      5.56            1.8%
     Wholesale                   $     1.93     $     1.85            4.3%   $      2.06    $      1.88            9.6%

     Residential and commercial revenues were lower for the second quarter of 1999 compared to the same period in 1998 due to lower usage per customer resulting from warmer weather in Northern Nevada during 1999. This reduction in revenues was partially offset by increases in customers of 4.0% and 4.2%, respectively. Residential and commercial revenues increased for the six months ended June 30, 1999 compared to the prior year because of a 4.0% increase in customers for both customer classifications. The increase in revenues was partially offset by lower use per customer as a result of warmer weather in 1999.

     Industrial revenues were lower for the three and six months ended June 30, 1998 due to lower use per customer as a result of warmer weather in 1999.

     Wholesale gas revenues were lower for the second quarter of 1999 compared to the prior year due to less wholesale opportunities. Wholesale revenues were higher for the six months ended June 30, 1999 due to several large gas contracts during the first quarter of 1999.


                                       Three Months                                  Six Months
                                      Ended June 30,                               Ended June 30,
                                      --------------                               --------------
                                                              Change from                                  Change from
                                    1999           1998       Prior Year %       1999           1998       Prior Year %
                                ------------   ------------   ------------   ------------   ------------   ------------
Water Operating Revenues            $13,619        $11,862           14.8%       $23,900        $21,079           13.4%
                                ============   ============   ============   ============   ============   ============

    Water revenues were higher for the second quarter of 1999 due mostly to increased use per customer resulting from warmer weather and less precipitation during 1999. A 3.4% increase in customers during 1999 also contributed to higher revenues during the second quarter. Water revenues increased for the six months ended June 30, 1999 compared to the prior year for the same reasons that second quarter 1999 earnings were higher. A price increase effective April 2, 1999 also contributed to higher year to date revenues in 1999.

                                        Three Months                                 Six Months
                                       Ended June 30,                              Ended June 30,
                                      ----------------                            ----------------
                                                              Change from                                  Change from
                                    1999           1998       Prior Year %      1999           1998        Prior Year %
                                ------------   ------------   ------------   ------------   ------------   ------------
Purchased Power                  $   42,111     $   35,377           19.0%    $   82,779     $   73,752           12.2%

Purchased Power MWH               1,703,474      1,168,352           45.8%     3,023,269      2,356,554           28.3%
Average cost per MWH
  of Purchased Power             $    24.72     $    30.28          -18.4%    $    27.38     $    31.30          -12.5%

    Purchased power costs were higher for the three and six months ended June 30, 1999 because of increased retail and wholesale electric revenues as discussed previously and as a result of a generation outage. The higher costs were partially offset by lower average unit prices for electricity.

                                       Three Months                                 Six Months
                                      Ended June 30,                               Ended June 30,
                                     ----------------                             ----------------
                                                              Change from                                  Change from
                                    1999          1998        Prior Year %      1999           1998        Prior Year %
                                ------------   ------------   ------------   ------------   ------------   ------------
Fuel for Power Generation        $   26,367     $   27,447           -3.9%    $   52,837     $   51,327            2.9%

MWHs generated                    1,146,340      1,223,265           -6.3%     2,318,707      2,453,018           -5.5%
Average cost per MWH
  of Generated Power             $    23.00     $    22.44            2.5%    $    22.79     $    20.92            8.9%

    Fuel for generation costs were lower for the second quarter of 1999 because of a longer than anticipated plant outage for scheduled maintenance. Fuel for generation costs increased for the six months ended June 30, 1999 because of higher gas unit prices and the absence of Department of Energy co-funding of fuel costs at the Pinon Pine project. However, the increase in fuel for generation costs was partially offset by lower coal prices and reduced generation due to the plant outage discussed previously.

                                        Three Months                                 Six Months
                                       Ended June 30,                              Ended June 30,
                                      ----------------                            ----------------
                                                              Change from                                  Change from
                                    1999           1998       Prior Year %       1999           1998       Prior Year %
                                ------------   ------------   ------------   ------------   ------------   ------------
Gas Purchased for Resale
          Retail                 $    9,444     $    7,808           21.0%   $    27,005    $    24,709            9.3%
          Wholesale                   3,214          5,702          -43.6%        10,370          8,132           27.5%
                                ------------   ------------   ------------   ------------   ------------   ------------
          Total                      12,658         13,510           -6.3%        37,375         32,841           13.8%
                                ============   ============   ============   ============   ============   ============

Gas Purchased for Resale Dth
          Retail                  2,621,426      2,881,142           -9.0%     8,024,967      8,129,377           -1.3%
          Wholesale               1,797,396      3,337,397          -46.1%     5,548,332      4,584,923           21.0%
                                ------------   ------------   ------------   ------------   ------------   ------------
          Total                   4,418,822      6,218,539          -28.9%    13,573,299     12,714,300            6.8%
                                ============   ============   ============   ============   ============   ============

Average cost per Dth
          Retail                 $     3.60     $     2.71           32.8%   $      3.37    $      3.04           10.9%
          Wholesale              $     1.79     $     1.71            4.7%   $      1.87    $      1.77            5.6%

    The cost of retail gas purchased for resale increased for the three and six months ended June 30, 1999 because of considerably higher gas unit prices. The increase in gas unit prices is attributable to increased demand for gas in the Pacific Northwest and additional transportation fees.

                                       Three Months                                  Six Months
                                      Ended June 30,                               Ended June 30,
                                      --------------                               --------------
                                                              Change from                                  Change from
                                    1999           1998       Prior Year %       1999           1998       Prior Year %
                                ------------   ------------   ------------   ------------   ------------   ------------
Allowance for other funds
 used during construction             $   -         $1,155         -100.0%         $   -         $2,126         -100.0%

Allowance for borrowed funds
 used during construction               236          2,039          -88.4%           434          3,721          -88.3%
                                ------------   ------------   ------------   ------------   ------------   ------------
                                      $ 236         $3,194          -92.6%         $ 434         $5,847          -92.6%
                                ============   ============   ============   ============   ============   ============

    Total allowance for funds used during construction (AFUDC) is lower for the three and six months ended June 30, 1999 because of construction completed in June and December 1998 for the Pinon and Alturas projects, respectively. The current AFUDC rate calculation results in the entire amount being reflected as borrowed funds in 1999.

                                        Three Months                                Six Months
                                       Ended June 30,                              Ended June 30,
                                       --------------                              --------------
                                                              Change from                                  Change from
                                    1999           1998       Prior Year %      1999            1998       Prior Year %
                                ------------   ------------   ------------   ------------   ------------   ------------
Other operating expense             $30,765        $29,092            5.8%       $54,547        $57,920           -5.8%
Maintenance expense                   5,164          6,007          -14.0%        10,660         10,703           -0.4%
Depreciation and amortization        19,498         16,672           17.0%        38,592         33,593           14.9%
Income taxes                          8,597          8,742           -1.7%        20,409         21,402           -4.6%
Interest charges-other                2,280          1,759           29.6%         4,883          3,668           33.1%

    Other operating expense was higher for the second quarter of 1999 due higher claims reserves during the current year and adjustments that reduced costs during 1998 related to stock compensation and the water rate case decision. Operating expense was primarily lower for the six months ended June 30, 1999 due to a reclassification of $4.3 million from expense to a contra-revenue in order to reflect a refund resulting from the 1997 earnings sharing decision by the Public Utilities Commission of Nevada. The decrease in costs was partially offset by the costs increases that occurred in the second quarter of 1999 as described above.

    Maintenance costs were lower for the second quarter of 1999 because of lower program costs to replace electric insulators during the current year. Maintenance costs for the six months ended June 30, 1999 were comparable with prior year amounts.

    Depreciation and amortization expense increased for the three and six months ended due to the completion of the Alturas intertie in December 1998 and Pinon post-gasification facilities closed to plant in June 1998.

    Operating income taxes decreased for the three and six months ended June 30, 1999 due to lower operating income before income taxes and a lower effective tax rate during the current year.

    Interest charges-other were higher for the three and six months ended June 30, 1999 because of a Public Utilities Commission of Nevada's decision to assess partial interest to amounts payable in the 1997 earnings sharing case and higher short-term borrowing in 1999.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

    During the first six months of 1999, the Company earned $39.4 million in income before preferred dividends. It declared $2.7 million in dividends to holders of its preferred stock and declared $38 million in common stock dividends to its parent, Sierra Pacific Resources.

    Cash flows during the six months ended June 30, 1999 decreased compared to the same period in 1998. Cash flows were less in 1999 due to less cash provided from operating activities, more cash used for investing activities. The decrease in current year cash flows was partially offset by cash provided from financing activities during the current year. The decrease in cash provided from operating activities was primarily due to cash utilized for customer refunds and financing costs paid in connection with the merger. The increase in cash used for investing activities was due to the Company's acquisition of General Electric Capital Corporation's interest in Pinon Pine Company L.L.C. GPSF-B. Cash provided by financing activities resulted from the issuance of California rate reductions bonds. See the Regulatory Matters section for more details regarding the California bonds.

Construction Expenditures and Financing
---------------------------------------

    The Company's construction program and capital requirements for the period 1999-2003 were originally discussed in the Company's 1998 Annual Report on Form 10-K. Of the amount projected for 1999 ($112.7 million), $46.2 million (41.0%) had been spent as of June 30, 1999. Internally-generated funds exceeded all construction expenditures.

     On July 28, 1999, immediately following the consummation of the merger between SPR and Nevada Power Company, the Company put into place a $150 million unsecured revolving credit facility with Mellon Bank, N.A., as Administrative Agent, First Union National Bank and Wells Fargo Bank, N.A., as Syndication Agents, and certain other participating banks. This facility may be used for working capital and general corporate purposes, including for commercial paper backup, and replaced all existing credit facilities of the Company. At the same time, the Company revised its existing commercial paper program.

Pinon Pine Power Project
------------------------

     As reported in its Annual Report on Form 10K, the Company has been in dispute with the DOE concerning funding of the remaining $14 million under the cooperative agreement and the allowance of previously incurred natural gas fuel cost paid by the DOE. Negotiations have been occurring and a partial settlement has been reached. The DOE has agreed to resume funding of the O&M costs as well as fuel charges incurred during startup of the gasifier. On July 26, 1999, the DOE transferred $2.7 million for O&M and fuel charges for the period January through May 1999. The Company is still in negotiations regarding the natural gas charges incurred while the gasifier was not operational. The negotiations should be finalized by the end of the third quarter, 1999.

    The Company is continuing in its efforts to obtain sustained operation of the gasifier by identifying and redesigning problem areas.

     On July 28, 1999, immediately following the consummation of the merger between SPR and Nevada Power Company, the Company put into place a $150 million unsecured revolving credit facility with Mellon Bank, N.A., as Administrative Agent, First Union National Bank and Wells Fargo Bank, N.A., as Syndication Agents, and certain other participating banks. This facility may be used for working capital and general corporate purposes, including for commercial paper backup, and replaced all existing credit facilities of the Company. At the same time, the Company revised its existing commercial paper program.

Merger
------


     On July 28, 1999 the merger between the Company's parent (Sierra Pacific Resources) and Nevada Power Company was finalized.

     Following approvals from the Department of Justice (April 16, 1999) and the SEC (expiration of comment period on June 8, 1999), the PUCN gave unanimous approval, on June 11, 1999, of a stipulation between the merging companies, PUCN staff and the Utility Consumer Advocate, regarding the merging companies' joint divestiture plan. As part of the stipulation, the companies were required to re-file the divestiture plan and file the final Independent System Administrator
(ISA) proposal with the PUCN and the Federal Energy Regulatory Commission
(FERC). The filings were submitted in July 1999. The PUCN merger order provides that upon selling the generating units, both companies can determine how they will use the proceeds of the sales, up to the book value of the plants. Any after-tax gains above book value will be used to offset stranded costs, as determined by the PUCN. Any remaining gains can be used to offset goodwill. After-tax gains may not be sufficient to cover goodwill. However, if the combined Company demonstrates that the divestiture "resulted in a market for generation services that produced market prices that are lower than what could have been achieved otherwise, the combined Company may include in the general rate a request to recover goodwill." The Company expects that the generation sales will be completed by late-2000.

     Under terms of the stipulation, the merged company is required to file a general rate case three years after the start of retail competition in the state of Nevada that would give the merged company the opportunity to recover costs of the merger, provided the merged company can demonstrate that merger savings exceed merger costs. Merger costs are to be split among the non-competitive, potentially competitive and unregulated services or businesses. An opportunity to recover the non-competitive portion of the merger costs will be addressed in the rate case that follows the start of competition in Nevada. The burden is on the merged Company to prove that merger savings exceed merger costs. The merged company will also have the opportunity to recover goodwill in the same proceeding.

     Through June 30, 1999 the Company had incurred a total of $11.2 million in capitalized costs since merger work began.

     Note:  See Regulatory Matters  - Electric Restructuring Activities,
                -------------------   ---------------------------------
regarding Senate Bill 438, and its impact on the merged company and generation divestiture.

Regulatory Matters
------------------

                                 Nevada Matters
Earnings Sharing                 --------------
----------------

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

     On April 30, 1999, the Company filed an earnings sharing request, based on 1998 earnings, of $7.0 million for electric customers and $1.9 million for gas customers. The Company reached a tentative settlement on this issue with the staff of the PUCN in July 1999.

Affiliate Transaction Rules and Affiliate Applications to Provide Potentially Competitive Services


     The Company and Nevada Power filed a joint motion to set aside or modify the affiliate transaction rules adopted by the PUCN on January 14, 1999. The companies requested the PUCN to modify the rules related to name/logo, sharing services, sharing officers and directors, and transfer pricing. To date the PUCN has not acted on this motion. On March 30, 1999 the Company and Nevada Power filed with the District Court a "Complaint and Petition for Declaratory and Injunctive Relief and for Judicial Review" relating to the Affiliate Transaction Rules. The companies asked that the court find that the rules "violate plaintiff's federal and state constitutional guarantees, are unlawful and invalid because they were enacted in violation of the procedural and substantive provisions of the Administrative Procedures Act, and are unlawful and invalid because they exceed the authority of the PUCN and are unsupported by the evidence." The companies asked that the court order the PUCN "to cease and desist from enforcing the regulations." There has been no action in the court case.

     The PUCN issued an order consolidating the merging companies applications for authorization to provide potentially competitive services, and hearings began on June 28, 1999. The PUCN order is expected in the third quarter.

Electric Restructuring Activities

     In July 1997, the Governor of Nevada signed into law Assembly Bill 366 (AB366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999. However, in early February 1999, the PUCN recommended to the state legislature that the start date for competition be delayed to allow more time for consideration of issues as a result of restructuring. On April 19, 1999, the Nevada Senate passed SB438, which is an amendment to AB366. In July 1999 the Governor of Nevada signed
SB438 into law.   The new law, contingent upon the completion of the SPR/NPC merger, contains the following provisions:

 .  Adds metering and billing as potentially competitive services.

 . Changes start date for competition to March 1, 2000; any decision to further delay the start date to be made by the governor, not the PUCN.

 . Electric distribution utility is the Provider of Last Resort (PLR) until alternate methods go into effect.

 . Sets PLR rates at existing rates, except that Nevada Power may submit one more deferred energy case before October 1, 1999; PLR may reduce rates below this level.

 . Only the PLR may request a reduction in its rates during the period March 1, 2000 through March 1, 2003.

 . Allows the use of the net proceeds of generation divestiture to pay for any reduction in PLR rates below the cap described above, during the period March 1, 2000 to March 1, 2003.

 .  Repeals deferred energy for electric on October 1, 1999.

 .  Permits alternative sellers to submit bids to provide PLR service after July
   1, 2001, subject to a PUCN public interest finding and a PUCN-held auction.

 . Requires utilities to comply with terms of existing purchase power obligations; specifies criteria for recovery of purchase power costs; prevents PUCN from direct or indirect action to modify or terminate any purchase power obligation.

 . If utility purchases generation from a divested unit for PLR service the PUCN cannot impute a value of the generation unit other than the sales price of the unit.

 . PUCN must consider in determining recoverable costs, the failure of a utility to minimize income tax effect of gains and losses of assets and obligations.

 . PUCN must include in recoverable costs any reasonable costs incurred by the utility for severance, early retirement, and related items.

 . Allows affiliates providing potentially competitive services to use name and logo of utility.

 . SB 438 does not impair rights under existing electric service contracts or labor agreements.

 .  Utilities may enter into contracts with customers prior to March 1, 2000;
   specifies that alternative sellers may aggregate two or more customers; prohibits PUCN from limiting ability of alternative sellers to aggregate customers and for customers to form groups for aggregation.

 .  Allows the PUCN to use "hearing officers" to conduct hearings.

The following are highlights of recent restructuring activity:

     Compliance Plan (Dockets 99-4001/4002)

     On April 1, 1999, the Company filed Phase I, the revenue requirements and unbundling study portions, of the Restructuring Compliance Filing with the PUCN. The filing includes the development of electric revenue requirements for the test period 1998. In the unbundling study, the revenue requirements were assigned and allocated to a number of service components including generation, aggregation, transmission, distribution, metering, billing, and customer services. On April 30, 1999, the Company filed Phase II, which included the proposed bundled rate design. Phase III will be filed 15 days following a PUCN decision on Phases I and II and will include full proposed tariffs for distribution service and all other noncompetitive services. Intervenors will be required to file testimony or alternative proposals at the same time. The hearings were held July 26th through August 2nd.

Distribution Open Access Tariffs

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

     The merging companies conducted informal workshops with the appropriate parties to resolve issues related to Rules 9 (Line Extensions) and 15 (Nom-Utility Generation Facilities) of the Distribution Open Access Tariffs. Settlements resolving both were reached and filed with the PUCN.

Past Costs

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

     On April 8, 1999, the PUCN issued a revised proposed rule that specifies the information a utility must include in its request for recovery of past costs. On June 1, 1999, the PUCN began and suspended the hearing on the proposed past cost rule. Due to the passage of SB 438, the PUCN determined that this rule and other regulations should be evaluated to investigate the impact of SB
438. The Company has not completed an estimate of its past costs, since such a calculation is dependent on a variety of issues related to restructuring which are not resolved at this time. These rules are expected to be completed and any required past cost filing to be made by the end of 1999.

Provider of Last Resort

     The provider of last resort (PLR) will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins. SB 438 specifically provides for the electric distribution utility to provide PLR services until July 1, 2001. The proposed PLR rule will be included in the evaluation of SB 438 impacts addressed in Procedural Order 13.

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

Distribution Competition


          The CPUC has opened a docket item to solicit comments and proposals on distributed generation and competition in electric distribution service. It is too early to determine how this proceeding may affect the Company.

Generation Divestiture
----------------------

    The Company has filed with the CPUC its request for approval to sell its generation plants.

                                   FERC Matters
                                   ------------
Alturas

     On April 15, 1999 the FERC approved the settlement in the Import Limit Case which had previously been certified by the ALJ in June 1998. The settlement provides for a continuation of the current import limit allocation until the Alturas intertie is in service. At that time and until February 28, 2001, Truckee Donner Public Utility District (TDPUD) will receive 30 MW of import capability. After February 28, 2001, allocation of import capacity will be determined by the FERC based on the results of the Company's 1998 Resource Plan and a subsequent filing with the FERC in 1999.

Regional Transmission Organizations

          On May 13, 1999, the FERC issued a Notice of Proposed Rulemaking
(NOPR) on Regional Transmission Organizations (RTOs). The FERC proposed characteristics of an RTO and also the requirement for utilities to form or join RTOs.

Merger

     On April 14, 1999, the FERC voted to approve the merger of SPR, the Company and Nevada Power, as proposed. In approving the merger the FERC required the companies to divest of their generation facilities (as proposed by the companies) and required Nevada Power to file for an update its transmission rates (also proposed by the companies). On July 14, 1999 the FERC denied TDPUD's rehearing request re the FERC approval.

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

     On May 28, 1999, as expected, the FERC issued an order setting the rate case for hearing. The proposed rates are accepted subject to refund and suspended until November 1, 1999. On June 14, 1999, as required by the May 28 order, the Company filed additional information on the proposed transmission and distribution (T&D) reclassification. The Company also requested that the FERC accept the filing and approve the T&D split. On July 29, 1999 the FERC accepted the Company's proposed T&D reclassification.

Generation Tariffs

     On March 31, 1999, the Company filed Docket No. ER99-2332 with the FERC for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of the Company's generation would operate after divestiture. The tariffs permit market-based rates after the offering of capacity under a cost-based recourse approach.

     After motions to intervene protesting the Company's filing were filed by several entities, the Company, on May 5, 1999, filed an answer to the protests. On July 20, 1999 the Company filed a motion to expedite FERC's consideration of the tariff. Consistent with the Nevada merger "Joint Proposal", the Company requested that the FERC approve the tariff by September 30, as the PUCN issues have been resolved.

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

     The Company has successfully completed implemented 100% of its business systems.

Embedded Systems

     The Company hired an outside engineering consultant, Network Systems Engineering Corporation (NSEC), to assist the Company's staff in conducting a thorough and comprehensive inventory of its embedded systems at the component level. All systems have been inventoried and assessed. This inventory identified over 2,500 potentially date sensitive items. The Company and NSEC have contacted all manufacturers of those components that they have identified as critical to operations and continues to contact other manufacturers of embedded system components to determine if their components are Y2K ready. As of June 30, 1999, 100% of the Company's mission critical embedded systems are Y2K ready.

     The Company's Y2K readiness activities are tracked and reported monthly to the North American Electric Reliability Council (NERC), an association comprised of all segments of the electric industry. NERC expects utilities to have completed all Y2K testing and remediation by June 30, 1999. The Company has met that expectation and has filed a letter with NERC expressing its readiness.

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

Contingency Planning

     The Company's Y2K strategies include contingency planning for both business and embedded systems. The planning effort includes critical Company areas such as electric generation, water, gas, telecommunications, building facilities, information technology, networks, vendors and suppliers, and operations personnel. Quick action response teams and additional Company personnel are planned to be available for the century rollover. Additionally, the Company's Emergency Operations Center (EOC) will be activated for the century rollover. Generation, Systems Control, and Transmission/Distribution contingency plans are complete. The remaining Company plans will be complete by the end of September, 1999.

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

     The Company depends upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies, and
financial institutions to reliably deliver their products and services.   The
Company believes that its most reasonable likely worst case scenario is the extent to which any of these parties experiences Y2K problems in their system. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers. Business continuity interruption could also have a material adverse financial impact, including but not limited to, lost sales revenues, increased operating costs, and claims from customers related to business interruptions. Based upon the information supplied to date by our critical vendors and suppliers, the Company believes the probability of such failures is low. The Company is monitoring the progress of these critical entities and contingency plans are being developed to address the potential failure of an external party to be Y2K ready.

Financial Implications

     With 100% of mission critical components tested, findings indicate that the transition through critical Y2K dates is expected to have minimal impact on the Company's Electric, Gas, and Water operations. These results are reflected in reduced costs discussed below.

     The Company currently estimates that its total incremental expenditures for the Y2K effort, since it began identification of Y2K cost, will be approximately $5.9 million, through December 1999. This estimate has been reduced from amounts previously reported based on updated assessments of the project costs. Y2K costs include assessment, remediation, testing and contingency planning activities. Of the total project costs, about $3.7 million has been incurred through June 30, 1999. Approximately $2.4 million of the expenditures relate to business systems, and $1.3 million relate to the Company's embedded systems.
The Company anticipates that the remaining expenditures will be spent on remediating non-mission critical systems, and equipment necessitated by the contingency plans.

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

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits filed with this Form 10-Q.


    (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements filed on Form 10-Q for the six month period ended June 30, 1999, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)  Reports on Form 8-K


     None

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Sierra Pacific Power Company
                                               -------------------------------
                                                       (Registrant)




Date:    August 11, 1999                    By    /s/  Mark A. Ruelle
     -----------------------------              ------------------------------
                                                       Mark A. Ruelle
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)



Date:    August 11, 1999                    By    /s/  Mary O. Simmons
     ------------------------------            ------------------------------
                                                       Mary O. Simmons
                                                        Controller
                                               (Principal Accounting Officer)