Form 10-Q
period 1999-09-30
SIERRA PACIFIC RESOURCES; NEVADA POWER CO
filed 1999-11-15
CIK 741508, 71180

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934        FOR THE QUARTERLY PERIOD ENDED        September 30, 1999

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO


                        Registrant, State of Incorporation, Address of
Commission File         Principal Executive Offices and Telephone                    I.R.S. employer
Number                  Number                                                       Identification Number

1-8788                  SIERRA PACIFIC RESOURCES                                     88-0198358
                        P.O. Box 10100
                        (6100 Neil Road)
                        Reno, Nevada 89520-0400 (89511)
                        (775) 834-4011

1-4698                  NEVADA POWER COMPANY                                         88-0045330
                        6226 West Sahara Avenue
                        Las Vegas, Nevada 89146
                        (702) 367-5000

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


               Class                            Outstanding at November 9, 1999
   Common Stock, $1.00 par value                      78,414,090 Shares
    of Sierra Pacific Resources

Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $1.00 stated value, of Nevada Power Company.

This combined Quarterly Report on Form 10-Q is separately filed by Sierra Pacific Resources and Nevada Power. Information contained in this document relating to Nevada Power Company is filed by Sierra Pacific Resources and separately by Nevada Power Company on its own behalf. Nevada Power Company makes no representation as to information relating to Sierra Pacific Resources or its subsidiaries, except as it may relate to Nevada Power Company.

================================================================================

                           SIERRA PACIFIC RESOURCES
                             NEVADA POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                   CONTENTS


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                               Page No.
                                                                               --------
ITEM 1.   Financial Statements

       Condensed Consolidated Balance Sheets - September 30, 1999 and
            December 31, 1998.....................................................     2

       Condensed Consolidated Statements of Income - Three Months and Nine-Months
            Ended September 30, 1999 and 1998.....................................     3

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended
            September 30, 1999 and 1998...........................................     4

       Notes to Condensed Consolidated Financial Statements.......................     5

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations...........................................................    13

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk.............................................................    26

                                  PART II - OTHER INFORMATION
                                  ---------------------------

ITEM 1.   Legal Proceedings.......................................................    27

ITEM 4.   Submission of Matters to a Vote of Security Holders.....................    27

ITEM 5.   Other Information.......................................................    27

ITEM 6.   Exhibits and Reports on Form 8-K........................................    27

Signature Page....................................................................    29

Appendix..........................................................................    30

                                                       SIERRA PACIFIC RESOURCES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Dollars in Thousands)

                                                                                           September 30       December 31,
                                                                                               1999               1998
                                                                                           -------------      -------------
                                                                                           (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                           $5,305,174         $2,695,312
    Less:  accumulated provision for depreciation                                             1,549,604            708,791
                                                                                             ----------         ----------
                                                                                              3,755,570          1,986,521
  Construction work-in-progress                                                                 260,916            213,365
                                                                                             ----------         ----------
                                                                                              4,016,486          2,199,886
                                                                                             ----------         ----------
Investments in subsidiaries and other property, net                                             104,789             24,483
                                                                                             ----------         ----------
Current Assets:
  Cash and cash equivalents                                                                      28,795              1,770
  Accounts receivable less provision for uncollectible accounts
      1999-$7,299; 1998-$2,429                                                                  269,379             97,298
  Materials, supplies and fuel, at average cost                                                  74,562             39,606
  Deferred energy costs                                                                          88,669             62,489
  Other                                                                                          13,665              7,787
                                                                                             ----------         ----------
                                                                                                475,070            208,950
                                                                                             ----------         ----------
Deferred Charges:
  Goodwill                                                                                      330,486                  -
  Regulatory tax asset                                                                          128,436             62,906
  Other regulatory assets                                                                        98,851             22,236
  Other                                                                                         111,179             23,379
                                                                                             ----------         ----------
                                                                                                668,952            108,521
                                                                                             ----------         ----------
                                                                                             $5,265,297         $2,541,84
                                                                                             ==========         ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity                                                                $1,525,823         $  864,036
  Preferred stock                                                                                73,115              3,265
  Obligated mandatorily redeemable preferred trust securities
    of Sierra Pacific Resources subsidiaries                                                    237,372            188,872
  Long-term debt                                                                              1,670,493            900,227
                                                                                             ----------         ----------
                                                                                              3,506,803          1,956,400
                                                                                             ----------         ----------
Current Liabilities:
  Short-term borrowings                                                                         670,030            105,000
  Current maturities of long-term debt                                                          100,470             50,380
  Accounts payable                                                                              160,779             82,721
  Accrued interest                                                                               32,729              7,829
  Dividends declared                                                                             21,096                207
  Accrued salaries and benefits                                                                  14,897              9,713
  Deferred taxes on deferred energy costs                                                        31,034             21,871
  Other current liabilities                                                                      56,062             14,859
                                                                                             ----------         ----------
                                                                                              1,087,097            292,580
                                                                                             ----------         ----------
Deferred Credits:
  Deferred federal income taxes                                                                 341,981            165,625
  Deferred investment tax credit                                                                 63,459             28,083
  Regulatory tax liability                                                                       54,261             16,779
  Customer advances for construction                                                            107,302             64,114
  Accrued retirement benefits                                                                    67,960             14,234
  Other                                                                                          36,434              4,025
                                                                                             ----------         ----------
                                                                                                671,397            292,860
                                                                                             ----------         ----------
                                                                                             $5,265,297         $2,541,840
                                                                                             ==========         ==========

The accompanying notes are an integral part of the financial statements.

                                                                  SIERRA PACIFIC RESOURCES
                                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Dollars in Thousands, Except Per Share Amounts)

                                                                     Three-Months Ended                     Nine-Months Ended
                                                                       September 30,                          September 30,
                                                          ------------------------------------  -----------------------------------
                                                              1999                 1998               1999               1998
                                                          ------------------------------------  -----------------------------------
                                                            (Unaudited)         (Unaudited)         (Unaudited)       (Unaudited)
OPERATING REVENUES:
  Electric                                                       $455,617         $327,776             $875,987         $691,974
  Gas                                                               8,716                -                8,716                -
  Water                                                            11,791                -               11,791                -
  Other                                                             2,713                -                2,713                -
                                                                 --------         --------             --------         --------
                                                                  478,837          327,776              899,207          691,974
                                                                 --------         --------             --------         --------
OPERATING EXPENSES:
  Operation:
       Purchased power                                            136,488          104,361              274,129          232,558
       Fuel for power generation                                   69,697           58,291              135,725          115,712
       Gas purchased for resale                                     6,114                -                6,114                -
       Deferral of energy costs-net                                 4,268          (18,206)              14,651          (30,626)
       Other                                                       67,277           38,155              134,568          101,286
  Maintenance                                                      15,300           11,750               44,527           39,457
  Depreciation and amortization                                    33,625           18,236               73,156           53,792
  Taxes:
       Income taxes                                                33,945           32,531               41,152           39,933
       Other than income                                            9,147            5,739               20,336           16,892
                                                                 --------         --------             --------         --------
                                                                  375,861          250,857              744,358          569,004
                                                                 --------         --------             --------         --------
OPERATING INCOME                                                  102,976           76,919              154,849          122,970
                                                                 --------         --------             --------         --------

OTHER INCOME:
  Allowance for other funds used during construction               (1,119)           2,011                2,964            6,924
  Other income - net                                                 (268)            (321)              (1,431)          (1,363)
                                                                 --------         --------             --------         --------
                                                                   (1,387)           1,690                1,533            5,561
                                                                 --------         --------             --------         --------
                Total Income                                      101,589           78,609              156,382          128,531
                                                                 --------         --------             --------         --------

INTEREST CHARGES:
     Long-term debt                                                24,293           13,522               55,759           42,047
     Other                                                          6,928            2,188               10,268            4,027
     Allowance for borrowed funds used during
      construction and capitalized interest                           259           (1,525)              (3,576)          (4,223)
                                                                 --------         --------             --------         --------
                                                                   31,480           14,185               62,451           41,851
                                                                 --------         --------             --------         --------

INCOME BEFORE OBLIGATED MANDATORILY
 REDEEMABLE PREFERRED SECURITIES                                   70,109           64,424               93,931           86,680
     Preferred dividend requirements of subsidiaries
      mandatorily redeemable preferred securities                  (4,488)          (2,437)             (12,075)          (7,311)
                                                                 --------         --------             --------         --------

INCOME BEFORE PREFERRED DIVIDENDS                                  65,621           61,987               81,856           79,369
     Preferred dividend requirements of subsidiaries                 (921)             (42)              (1,005)            (131)
                                                                 --------         --------             --------         --------
INCOME APPLICABLE TO COMMON STOCK                                $ 64,700         $ 61,945             $ 80,851         $ 79,238
                                                                 ========         ========             ========         ========

Net Income Per Share - Basic                                        $0.93            $1.21                $1.41            $1.56
Net Income Per Share - Diluted                                      $0.93            $1.21                $1.41            $1.56
Weighted Average Shares of Common
     Stock Outstanding                                             69,365           51,198               57,298           50,902

Dividends Paid Per Share of Common Stock                           $0.250           $0.400               $0.750           $1.200


   The accompanying notes are an integral part of the financial statements.

                                                     SIERRA PACIFIC RESOURCES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Dollars in Thousands)


                                                                                                          Nine-Months Ended
                                                                                                            September 30,
                                                                                                    ------------------------------
                                                                                                         1999               1998
                                                                                                    ------------      ------------
                                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                                                      $  81,856       $  79,369
  Non-cash items included in income:
     Depreciation and amortization                                                                          73,156          63,499
     Deferred taxes and deferred investment tax credit                                                       9,885          10,843
     AFUDC and capitalized interest                                                                         (6,540)         (6,924)
     Early retirement and severance amortization                                                               699               -
     Other                                                                                                  12,547               -
  Changes in certain assets and liabilities:
     Accounts receivable                                                                                   (47,555)        (54,257)
     Deferred energy costs                                                                                  (4,787)          5,806
     Materials, supplies and fuel                                                                          (23,239)        (33,373)
     Other current assets                                                                                   (6,506)              -
     Accounts payable                                                                                       12,526          24,989
     Other current liabilities                                                                              34,588          39,425
     Other - net                                                                                           (16,504)         (5,513)
                                                                                                         ---------       ---------
Net Cash Flows From Operating Activities                                                                   120,126         123,864
                                                                                                         ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Acquisition of business, net of cash acquired                                                       (448,311)              -
      Additions to utility plant                                                                          (195,430)       (179,989)
      Net customer refunds and contributions in aid construction                                            10,424           6,923
                                                                                                         ---------       ---------
      Net cash used for utility plant                                                                     (633,317)       (173,066)
                                                                                                         ---------       ---------
      Investments in subsidiaries and other property - net                                                  (1,036)           (994)
                                                                                                         ---------       ---------
Net Cash Used In Investing Activities                                                                     (634,353)       (174,060)
                                                                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings                                                                    411,025         103,290
      Proceeds from issuance of long-term debt                                                             230,303               -
      Reduction of long-term debt and preferred stock                                                      (53,296)        (12,746)
      Sale of common stock                                                                                       -          21,006
      Dividends paid                                                                                       (46,780)        (61,047)
                                                                                                         ---------       ---------
Net Cash Provided By Financing Activities                                                                  541,252          50,503
                                                                                                         ---------       ---------

Net increase in Cash and Cash Equivalents                                                                   27,025             307
Beginning balance in Cash and Cash Equivalents                                                               1,770             720
                                                                                                         ---------       ---------

Ending balance in Cash and Cash Equivalents                                                              $  28,795       $   1,027
                                                                                                         =========       =========

Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
       Interest                                                                                          $  65,458       $  45,335
       Income Taxes                                                                                      $  17,219       $   3,520

See Note 2 for information regarding non-cash investing activities


   The accompanying notes are an integral part of the financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------



NOTE 1.   MANAGEMENT'S STATEMENT
--------------------------------

    In the opinion of the management of Sierra Pacific Resources, hereafter known as the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the audited financial statements included in Nevada Power Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the three-month and nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nevada Power Company (NVP), Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company, Sierra Gas Holding Company (formerly Sierra Energy Company), Sierra Energy Company dba e.three, Sierra Pacific Energy Company, Lands of Sierra, and Sierra Water Development Company. All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

     Certain items previously reported for years prior to 1999 have been reclassified to conform with the current year's presentation. Net income and shareholders' equity were not affected by these reclassifications.


NOTE 2.   SIERRA PACIFIC RESOURCES AND NEVADA POWER COMPANY MERGER
------------------------------------------------------------------

     On July 28, 1999 the merger between the Company and NVP was finalized. The merger was accounted for as a reverse purchase under generally accepted principles, with NVP considered the acquiring entity even though the Company is the surviving legal entity. In addition, for accounting purposes the merger was deemed to have occurred on August 1, 1999. As a result of this reverse purchase accounting treatment; (i) the historical financial statements the Company for periods prior to the date of the merger are no longer the financial statements of the Company, and therefore, are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the merger are those of NVP. (iii) based on a merger date of August 1, 1999, the Consolidated Statements of Income for the three and nine months ended September 30, 1999 include two months (August and September 1999) of operating activity for the Company and its subsidiaries other than NVP. The same statements include the operating results of NVP for the entire periods presented.

     On June 11, 1999, following approvals from the Department of Justice and the SEC, the Public Utilities Commission of Nevada (PUCN) gave unanimous approval of a stipulation amoung the merging companies, PUCN staff and the Utility Consumer Advocate, regarding the merging companies' joint divestiture plan. As part of the stipulation, the companies were required to re-file the divestiture plan and file the final Independent System Administrator (ISA) proposal with the PUCN and the Federal Energy Regulatory Commission (FERC). The last filing was submitted in October 1999. The PUCN merger order provides that upon selling the generating units, both companies (Sierra Pacific Power and Nevada Power, also referred to as the utilities) can determine how they will use the proceeds of the sales, up to the book value of the plants. Any after-tax gains above book value will be used to offset stranded costs, as determined by the PUCN. The PUCN order also provided that any remaining gains can be used to offset goodwill. After-tax gains may not be sufficient to offset goodwill. However, if the

Company demonstrates that the divestiture "resulted in a market for generation services that produced market prices that are lower than what could have been achieved otherwise, the Company may include in the general rate a request to recover goodwill." The Company expects that most of the generation facility sales will be completed by late-2000. Following the issuance of the PUCN order on the merger, the Nevada Legislature passed SB 438 which amended the restructuring process in Nevada. Among other provisions, it required the utilities to provide last resort service at a capped price, and provided that any shortfall experienced by the utilities in revenues from the capped rates over experienced costs could be recovered from the net gain from the generation divestiture. It is the utilities' position that any net gain must first be applied to any such shortfall; any remaining net gain may then be used to offset stranded costs and then allocated to goodwill.

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

     Through September 30, 1999 the Company had incurred a total of $52.3 million in capitalized costs since merger work began. The capitalized merger amounts consist of $33.2 million of transaction and transition costs and $19.1 million of employee separation costs.

     Employee separation, relocation, and related costs for the Company were $14.6 million, of which $5.5 million remains unpaid as of September 30, 1999. Other costs incurred in connection with employee separations included pension and postretirement benefits net of curtailment gains of $4.5 million.

     In accordance with the terms of the merger, each outstanding share of the Company's common stock was converted into the right to receive either $37.55 in cash or 1.44 shares of newly issued Company common stock. Each outstanding share of NVP common stock was converted to the right receive either $26.00 in cash or
1.00 share of newly issued Company common stock. 4,037,000 shares of Company and 11,716,611 shares of NVP common stock were exchanged for $151.6 million and $304.6 million, respectively. The remaining shares of each company were converted to newly issued shares of Company common stock. Company stockholders and NVP stockholders received 38,866,054 and 39,548,506 shares of newly issued Company common stock, resulting in 78,414,560 outstanding shares of the Company on August 1, 1999.


     The total consideration paid to Company common stockholders was equal to cash of $151.6 million and 38,866,054 shares of newly issued Company common stock at a price of $24.18 per share based on the average closing price of NVP common stock between April 22, 1998 and May 6, 1998. The eleven day average price of NVP common stock used in determining the total stock consideration represents the market price over a reasonable period of time before and after the transaction was announced on April 29, 1998. As shown below, $331.2 million of goodwill was recorded in connection with the merger and is being amortized over 40 years. However, the Public Utilities Commission's order approving the merger allowed the Company to defer merger costs (including goodwill) allocable to the regulated utilities for a three year period. At the end of the deferral period the Company will propose an amortization period for goodwill and other merger costs. Accordingly, goodwill amortization associated with the regulated utility companies is being reclassified to a regulatory asset during the three
year period.   Also, because the Company is deferring merger costs as regulatory assets the transaction costs included in the calculation of goodwill represent
only costs allocable to the Company's non-regulated subsidiaries.   The
calculation of goodwill follows.


COMPUTATION OF GOODWILL
(Dollars and shares in thousands)

Cash consideration                                                                    $  151,600

Common stock consideration:
Sierra Pacific stock converted                                26,990
  Conversion rate                                               1.44
                                                            --------
  New shares received                                         38,866
  NVP avg stock price                                          24.18
                                                            --------
  Total stock consideration                                                              939,780

Merger transaction costs allocated to
  non-regulated subsidiaries                                                                 626
                                                                                      ----------
Total Consideration                                                                    1,092,006

Fair value of Sierra Pacific Resources'
  net assets at 7/31/99                                                                  694,729

Other assets recognized,net of tax, for
  pension and other postretirement benefits                                               66,103
                                                                                      ----------

Goodwill                                                                              $  331,174
                                                                                      ==========


     Pro forma unaudited financial information for the Company on a consolidated basis, giving effect to the merger as if it had occurred at the beginning of all periods presented, is shown below. The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.




                                                     Three-Months ended                         Nine-Months ended
(Dollars and shares in thousands                        September 30,                             September 30,
                                             -----------------------------------     ---------------------------------------------
except per share amounts)                        1999                  1998                   1999                     1998
-----------------------------------------    -------------      ----------------     -------------------      --------------------


Operating Revenue                               $548,431              $516,325              $1,346,311              $1,236,637
Operating Income                                $115,749              $111,830              $  236,434              $  222,104
Income Applicable to Common Stock               $ 70,686              $ 78,972              $  113,511              $  124,847
Net Income per share - basic and diluted        $   0.90              $   1.01              $     1.45              $     1.59
Weighted Average Shares of Common
  Stock Outstanding                               78,415                78,415                  78,415                  78,415


NOTE 3.   RECENT PRONOUNCEMENTS OF THE FASB
-------------------------------------------

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

NOTE 4.   LONG TERM DEBT
------------------------

     On July 12, 1999, $10 million of SPPC 6.86% medium term notes matured. On July 16, 1999, $20 million of SPPC's 6.83% medium term notes matured.

    On September 17, 1999, SPPC issued $100million floating rate notes, due October 13, 2000. Interest on the Notes is payable quarterly in arrears commencing on December 15, 1999. The interest rate on the notes for each interest period to maturity will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate for three-month U.S. dollar deposits (LIBOR) plus a spread of 0.75%. These notes will not be entitled to any sinking fund and will be redeemable without premium at the option of SPPC, in whole, beginning on March 15, 2000 and on the 15/th/ day of each month thereafter.

     On October 1, 1999, NVP redeemed $45,000,000 Series Y, 6.93%, in first mortgage bonds.

     On October 15, 1999, NVP issued $100 million floating rate notes, Due October 6, 2000. Interest on the notes is payable quarterly in arrears commencing on January 15, 2000. The interest rate on the notes for each interest period to maturity will be a floating rate, subject to adjustment every three months, equal to LIBOR for U.S. dollar deposits plus a spread of 0.79%. These notes will not be entitled to any sinking fund and will be redeemable at the option of NVP, in whole, beginning on April 15, 2000 and on the 15/th/ day of each month thereafter. The proceeds of this financing will be used to pay down commercial paper.

NOTE 5.   SHORT-TERM BORROWINGS
-------------------------------

     On July 28, 1999, immediately following the consummation of the merger with NVP, the Company put into place a $500 million unsecured revolving credit facility. This facility may be used for working capital and general corporate purposes, including for commercial paper backup, and replaced the Company's existing credit facility. At the same time, SPPC and NVP each put into place $150 million unsecured revolving credit facilities. These two facilities may also be used for working capital and general corporate purposes, including for commercial paper backup, and replaced all existing credit facilities for those companies. In addition, immediately following the merger, the Company and NVP established new commercial paper programs, SPPC revised its existing commercial paper program, and the Company issued $456.2 million of commercial paper, at an average interest rate of 5.48%, to provide temporary funding of the cash portion of the merger consideration.

NOTE 6.   COMMITMENTS AND CONTINGENCIES
---------------------------------------

    The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998, against the owners of the Mohave Generation Station (including NVP), alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. An additional plaintiff, National Parks and Conservation Association, later joined the suit. The plant owners and plaintiffs have had numerous settlement discussions and filed a proposed settlement with the court on October 6, 1999. The consent decree, if approved by the court, would establish emission limits for sulfur dioxide and opacity and would require installation of air pollution controls for sulfur dioxide, nitrogen oxides and particulate matter. The new emission limits must be met by January 1, 2006 and April 1, 2006, for the first and second units, respectively. However, if the owners sell their entire ownership interest, with a closing date prior to December 30, 2002, then the new emission limits become effective 36 months and 39 months from the date of last closing for the two respective units. The estimated cost of new controls is $300 million. As a 14% owner in the Mohave Station, NVP's costs could be $42 million.

    Also, the United States Congress authorized the Environmental Protection Agency (EPA) to study the potential impact Mohave may have on visibility in the Grand Canyon area. A final report of the study results was released in March 1999. The study acknowledges that sulfur dioxide emissions from Mohave are transported to the Grand Canyon. EPA has solicited information to determine whether visibility impairment in the Grand Canyon can be reasonably attributed to Mohave. If EPA determines that significant visibility impairment is reasonably attributable to the station, EPA could initiate a review for Best Available Retrofit Technology . The Plant owners believe that settlement of the suit discussed above is acceptable to the EPA. Provisions that are agreed to in a settlement are expected to be reflected in a State Implementation Plan for Nevada and resolve any concerns of EPA regarding visibility impairment.

    In May 1997, the NDEP ordered NVP to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The Order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds have degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an Order which requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This Order also required the Company to submit a Site Characterization Plan to NDEP on October 25, 1999. Technical information from the Plan will be used to develop a corrective action plan and allow the Company to determine an estimate of remediation costs.

    Also, at the Reid Gardner Station, the NDEP has determined that there is additional groundwater contamination that resulted from oil spills at the facility. NDEP has required NVP to submit a corrective action plan by October 25, 1999. The extent of contamination has not yet been determined. However, remediation costs could be material.

    In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emission beginning in 1997. As an 11.3 percent owner of Navajo, the Company was required to fund $48 million for installation of the scrubbers. The first of three scrubber units was placed in commercial operation in November 1997; the second scrubber in September 1998, and the last scrubber unit was placed in operation June 1999. The Company spent approximately $46.7 million on the scrubbers' construction. In 1992, the Company received resource planning approval from the PUCN for its share of the cost of the scrubbers.

     It should be noted that the Company has definitive plans to sell its generating facilities under unrelated regulatory orders. The sales price of the plant facilities will likely be adjusted to reflect costs discussed above.

    NVP recently determined that, while constructing the McCullough-Arden transmission line, access roads were created within a wilderness study area in violation of the Bureau of Land Management (BLM) Right of Way Grant. NVP's preliminary estimate for restoration costs is $200,000 which was reserved as of September 30, 1999. BLM enforcement action is pending and may result in a fine.

     Nevada Electric Investment Company (NEICO), a subsidiary of NVP, owns property in Wellington, Utah which was the site of a coal washing and load out facility. The site now has a reclamation estimate supported by a bond of $4.9 million with the Utah Division of Oil and Gas Mining. The property was under contract for sale and the contract required the purchaser to provide $1.3 million in escrow towards reclamation. However, the sales contract was recently terminated and NEICO has taken title to the escrow funds. Because it is NEICO's intention to sell the property it has not provided a reserve for reclamation as of the date of this report.

NOTE 7.   EARNINGS PER SHARE
----------------------------

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


                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                           September 30,
                                                            ----------------------------------    ----------------------------------

                                                                 1999              1998                 1999              1998
                                                            ---------------    ---------------    ----------------    --------------

Basic EPS
         Numerator
           Income available to common stockholders ($000)        64,700             61,945             80,851             79,238
                                                            -----------        -----------        -----------        -----------

        Denominator
           Weighted average number of shares outstanding     69,364,746         51,198,000         57,298,327         50,902,000
                                                            -----------        -----------        -----------        -----------

         Per-Share Amount                                   $      0.93        $      1.21        $      1.41        $      1.56
                                                            ===========        ===========        ===========        ===========

Diluted EPS
         Numerator
           Income available to common stockholders ($000)        64,700             61,945             80,851             79,238
                                                            -----------        -----------        -----------        -----------

        Denominator
           Weighted average number of shares outstanding
             before dilution                                 69,364,746         51,198,000         57,298,327         50,902,000
           Stock options                                         19,641                  0             23,153                  0
           Executive long term incentive plan                    25,124                  0             21,898                  0
           Non-Employee stock plan                                4,532                  0              4,532                  0
           Employee stock purchase plan                           1,380                  0                860                  0
                                                            -----------        -----------        -----------        -----------
                                                             69,415,423         51,198,000         57,348,770         50,902,000
                                                            -----------        -----------        -----------        -----------
        Per-Share Amount                                    $      0.93        $      1.21        $      1.41        $      1.56
                                                            ===========        ===========        ===========        ===========

NOTE 8.   SEGMENT INFORMATION
-----------------------------

     The Company operates three business segments providing regulated electric, natural gas and water service. Electric service is provided to Las Vegas and surrounding Clark County, northern Nevada and the Lake Tahoe area of California. Natural gas and water services are provided in the Reno-Sparks area of Nevada. Other segment information includes segments below the quantitative threshold for separate disclosure.

     Information as to the operations of the different business segments is set forth below based on the nature of products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. Intersegment revenues are not material.

     Based on a merger date of August 1, 1999, the segmented financial information for the three and nine months ended September 30, 1999 include two months (August and September 1999) of operating activity for the Company and its subsidiaries other than NVP. Segmented information for 1998 includes only the operating results of NVP.

Three Months Ended
September 30, 1999         Electric                 Gas                  Water                 Other             Consolidated
------------------   ------------------    ------------------    ------------------    ------------------    ------------------
Operating Revenues             $455,617                $8,716               $11,791                $2,713              $478,837
                     ==================    ==================    ==================    ==================    ==================
Operating income               $ 96,422                $  198               $ 5,066                $1,290              $102,976
                     ==================    ==================    ==================    ==================    ==================

Three Months Ended
September 30, 1998      Electric              Gas                   Water                 Other                 Consolidated
------------------   ------------------    ------------------    ------------------    ------------------    ------------------
Operating revenues             $327,776                $    -               $     -                $    -              $327,776
                     ==================    ==================    ==================    ==================    ==================
Operating income               $ 76,919                $    -               $     -                $    -              $ 76,919
                     ==================    ==================    ==================    ==================    ==================

Nine Months Ended
September 30, 1999         Electric                 Gas                  Water                 Other               Consolidated
------------------  -------------------    ------------------    ------------------    ------------------    ---------------------
Operating Revenues             $875,987                $8,716               $11,791                $2,713                 $899,207
                    ===================    ==================    ==================    ==================    =====================
Operating income               $148,295                $  198               $ 5,066                $1,290                 $154,849
                    ===================    ==================    ==================    ==================    =====================

Nine Months Ended
September 30, 1998     Electric               Gas                   Water                 Other                 Consolidated
------------------  -------------------    ------------------    ------------------    ------------------    ---------------------
Operating revenues             $691,974                $    -               $     -                $    -                 $691,974
                    ===================    ==================    ==================    ==================    =====================
Operating income               $122,970                $    -               $     -                $    -                 $122,970
                    ===================    ==================    ==================    ==================    =====================

NOTE 9.   SUBSEQUENT EVENTS
---------------------------


     The Company and Enron Corporation announced that they entered into a purchase and sale agreement for Enron's wholly owned electric utility subsidiary, Portland General Electric (PGE). PGE is an electric utility serving more than 700,000 retail customers in northwest Oregon. PGE will become a wholly owned subsidiary of the Company. Under terms of the agreement, Enron will sell PGE to the Company for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. The Company will also assume $1.0 billion in PGE debt and preferred stock. At closing, the transaction will be financed through a bank loan. Ultimately, the transaction will be financed with the proceeds from the sale of the Company's Nevada generation assets (expected on or before the close of the transaction) and the issuance of debt, equity and internal cash flow.

     The proposed transaction is subject to customary closing conditions, including, without limitation, the receipt of all necessary governmental approvals, including the Federal Energy Regulatory Commission, the Securities and Exchange Commission (SEC), the Oregon Public Utility Commission and the Nuclear Regulatory Commission. Also, the Company intends to register with the SEC as a public utility holding company under the Public Utility Holding Company Act, which requires the consent of the Public Utilities Commission of Nevada. The transaction is not subject to shareholder approval by the Company or Enron Corp. Approvals are expected to be received by the second half of 2000.

     See the Form 8-K filed on November 12, 1999, for additional details related to the terms of the proposed transaction and merger agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this Form 10-Q, or in the Form 10-Q of SPPC attached as an Appendix, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate", "believe", "estimate", "expect", "intend", "plan" and "objective", and other similar expressions identify those statements which are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's, NVP's or SPPC's actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount SPPC and NVP are allowed to recover from their customers for certain costs which prove to be uneconomic in the new competitive market; (4) the outcome of ongoing and future regulatory proceedings; (5) management's ability to integrate the operations of the Company, SPPC and NVP and to implement and realize anticipated cost savings from the recent merger with NVP; (6) industrial, commercial and residential growth in the service territory of SPPC and NVP; (7) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (8) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (9 the loss of any significant customers; (10) the ability to lessen the risk of the impact of the Year 2000 on internal and external computer and software systems; and (11) the weather and other natural phenomena. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.


RESULTS OF OPERATIONS
---------------------


Tuscarora Gas Pipeline Company
------------------------------

    The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three and nine months ended September 30, 1999 include the operating results of Tuscarora Gas Pipeline Company (TGPC), a wholly-owned subsidiary of the Company, for the two month period ended September 30, 1999 based on a merger date of August 1, 1999 for accounting purposes. TGPC contributed $.3 million in net income for the two months ended September 30, 1999. For additional merger information, see Note 2 to the condensed consolidated financial statements included in this quarterly report.


e.three
-------

    The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three and nine months ended September 30, 1999 include the operating results of e.three, a wholly-owned subsidiary of the Company, for the two month period ended September 30, 1999 based on a merger date of August 1, 1999 for accounting purposes. e.three incurred net losses of $47 thousand for the two months ended September 30, 1999. For additional merger information see Note 2 to the condensed consolidated financial statements included in this quarterly report.

Sierra Pacific Energy Company
-----------------------------

    The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the quarter ended September 30, 1999 include the operating results of Sierra Pacific Energy Company (SPE), a wholly-owned subsidiary of the Company, for the two month period ended September 30, 1999 based on a merger date of August 1, 1999 for accounting purposes. SPE incurred net losses of $.7 million for the two months ended September 30, 1999. For additional merger information see Note 2 to the condensed consolidated financial statements included in this quarterly report.

Sierra Pacific Power Company
----------------------------

    Management's Discussion and Analysis of SPPC is contained in its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 1999, which is attached as an appendix. The Condensed Consolidated Statements of Income for Sierra Pacific Resources for the three and nine months ended September 30, 1999 include net income of $4.7 million contributed by SPPC which represents SPPC's operating activity for the two month period ended September 30, 1999.

Nevada Power Company
--------------------

     Based on a merger date of August 1, 1999, the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 1999 include two months (August and September 1999) operating activity for the Company and its subsidiaries other than NVP. The same statements include the operating results of NVP for the entire current and prior year periods presented.

     The following Condensed Consolidated Statements of Income illustrate the operating results of the Company's principal subsidiaries (NVP and SPPC) and the combined results of all other operations. The results of operations discussion that follows is based on the NVP operating results included in these statements as the operating results of the other subsidiaries have already been discussed in this section.

     SIERRA PACIFIC RESOURCES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                        Three-Months Ended September 30, 1999              Three-Months Ended September 30, 1998
                                   ------------------------------------------------- -----------------------------------------------
                                                  Sierra                                            Sierra
                                                  Pacific                                           Pacific
                                    Nevada Power   Power       Other       Total     Nevada Power    Power       Other       Total
                                   ------------------------------------------------- -----------------------------------------------
                                     (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)
OPERATING REVENUES:
 Electric                             $349,878    $105,739    $     -       455,617   $327,776    $      -   $      -       327,776
 Gas                                         -       8,716          -         8,716          -           -          -             -
 Water                                       -      11,791          -        11,791          -           -          -             -
 Other                                       -           -       2,713        2,713          -           -          -             -
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------
                                       349,878     126,246       2,713      478,837    327,776           -          -       327,776
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------
OPERATING EXPENSES:
 Operation:
    Purchased power                    101,070      35,418           -      136,488    104,361           -          -       104,361
    Fuel for power generation           47,780      21,917           -       69,697     58,291           -          -        58,291
    Gas purchased for resale                 -       6,114           -        6,114          -           -          -             -
    Deferral of energy costs-net         4,268           -           -        4,268    (18,206)          -          -       (18,206)
    Other                               43,952      20,163       3,162       67,277     38,155           -          -        38,155
 Maintenance                            11,513       3,787           -       15,300     11,750           -          -        11,750
 Depreciation and amortization          20,613      12,903         109       33,625     18,236           -          -        18,236
 Taxes:                                                                           -                      -          -             -
    Income taxes                        33,190       2,639      (1,884)      33,945     32,531           -          -        32,531
    Other than income                    5,626       3,485          36        9,147      5,739           -          -         5,739
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------
                                       268,012     106,426       1,423      375,861    250,857           -          -       250,857
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------
OPERATING INCOME                        81,866      19,820       1,290      102,976     76,919           -          -        76,919
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------

OTHER INCOME:
 Allowance for other funds used
   during construction                   1,330      (2,449)          -       (1,119)     2,011           -          -         2,011
 Other income - net                        (42)       (535)        309         (268)      (321)          -          -          (321)
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------
                                         1,288      (2,984)        309       (1,387)     1,690           -          -         1,690
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------
           Total Income                 83,154      16,836       1,599      101,589     78,609           -          -        78,609
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------

INTEREST CHARGES:
 Long-term debt                         16,778       7,399         116       24,293     13,522           -          -        13,522
 Other                                   1,175       1,362       4,391        6,928      2,188           -          -         2,188
 Allowance for borrowed funds used
   during construction and
   capitalized interest                 (1,491)      1,750           -          259     (1,525)          -          -        (1,525)
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------
                                        16,462      10,511       4,507       31,480     14,185           -          -        14,185
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------

INCOME BEFORE OBLIGATED MANDATORILY
 REDEEMABLE PREFERRED SECURITIES        66,692       6,325      (2,908)      70,109     64,424           -          -        64,424
 Preferred dividend requirements of
   mandatorily redeemable preferred
       securities                       (3,793)       (695)          -       (4,488)    (2,437)          -          -        (2,437)
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------

INCOME BEFORE PREFERRED DIVIDENDS       62,899       5,630      (2,908)      65,621     61,987           -          -        61,987
 Preferred dividend requirements           (11)       (910)          -         (921)       (42)          -          -           (42)
                                     ---------    --------    --------   ----------   --------    --------   --------     ---------
INCOME APPLICABLE TO COMMON STOCK     $ 62,888    $  4,720    $ (2,908)   $  64,700   $ 61,945    $      -   $      -      $ 61,945
                                     =========    ========    ========   ==========   ========    ========   ========     =========

                                            SIERRA PACIFIC RESOURCES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                    (Dollars in Thousands)


                                      Nine-Months Ended September 30, 1999              Nine-Months Ended September 30, 1998
                                  ---------------------------------------------     ----------------------------------------------
                                                 Sierra                                                      Sierra
                                                 Pacific                                                     Pacific
                                  Nevada Power    Power      Other        Total     Nevada Power    Power      Other      Total
                                  ------------------------------------------------  -----------------------------------------------
                                   (Unaudited) (Unaudited) (Unaudited) (Unaudited)  (Unaudited) (Unaudited) (Unaudited) (Unaudited)
OPERATING REVENUES:
  Electric                           $770,248    $105,739    $      -     875,987   $691,974      $     -    $     -    691,974
  Gas                                       -       8,716           -       8,716          -            -          -          -
  Water                                     -      11,791           -      11,791          -            -          -          -
  Other                                     -           -       2,713       2,713          -            -          -          -
                                      -------     -------      ------     -------    -------       ------     ------    -------
                                      770,248     126,246       2,713     899,207    691,974            -          -    691,974
                                      -------     -------      ------     -------    -------       ------     ------    -------
OPERATING EXPENSES:
  Operation:
    Purchased power                   238,711      35,418           -     274,129    232,558            -          -    232,558
    Fuel for power generation         113,808      21,917           -     135,725    115,712            -          -    115,712
    Gas purchased for resale                        6,114           -       6,114          -            -          -          -
    Deferral of energy costs-net       14,651           -           -      14,651    (30,626)           -          -    (30,626)
    Other                             111,243      20,163       3,162     134,568    101,286            -          -    101,286
  Maintenance                          40,740       3,787           -      44,527     39,457            -          -     39,457
  Depreciation and amortization        60,144      12,903         109      73,156     53,792            -          -     53,792
  Taxes:
    Income taxes                       40,397       2,639      (1,884)     41,152     39,933            -          -     39,933
    Other than income                  16,815       3,485          36      20,336     16,892            -          -     16,892
                                      -------     -------      ------     -------    -------       ------     ------    -------
                                      636,509     106,426       1,423     744,358    569,004            -          -    569,004
                                      -------     -------      ------     -------    -------       ------     ------    -------
OPERATING INCOME                      133,739      19,820       1,290     154,849    122,970            -          -    122,970
                                      -------     -------      ------     -------    -------       ------     ------    -------

OTHER INCOME:
  Allowance for other funds used
   during construction                  5,413      (2,449)          -       2,964      6,924            -          -      6,924
  Other income - net                   (1,205)       (535)        309      (1,431)    (1,363)           -          -     (1,363)
                                      -------     -------      ------     -------    -------       ------     ------    -------
                                        4,208      (2,984)        309       1,533      5,561            -          -      5,561
                                      -------     -------      ------     -------    -------       ------     ------    -------
                Total Income          137,947      16,836       1,599     156,382    128,531            -          -    128,531
                                      -------     -------      ------     -------    -------       ------     ------    -------

INTEREST CHARGES:
  Long-term debt                       48,244       7,399         116      55,759     42,047                             42,047
  Other                                 4,515       1,362       4,391      10,268      4,027                              4,027
  Allowance for borrowed funds
   used during construction and
   capitalized interest                (5,326)      1,750           -      (3,576)    (4,223)                            (4,223)
                                      -------     -------      ------     -------    -------       ------     ------    -------
                                       47,433      10,511       4,507      62,451     41,851            -          -     41,851
                                      -------     -------      ------     -------    -------       ------     ------    -------

INCOME BEFORE OBLIGATED
 MANDATORILY REDEEMABLE
 PREFERRED SECURITIES                 90,514       6,325      (2,908)     93,931     86,680            -          -     86,680
  Preferred dividend requirements
  of mandatorily redeemable
  preferred securities                (11,380)       (695)          -     (12,075)    (7,311)                            (7,311)
                                      -------     -------      ------     -------    -------       ------     ------    -------

INCOME BEFORE PREFERRED DIVIDENDS      79,134       5,630      (2,908)     81,856     79,369            -          -     79,369
  Preferred dividend requirement      s   (95)       (910)          -      (1,005)      (131)           -          -       (131)
                                      -------     -------      ------     -------    -------       ------     ------    -------
INCOME APPLICABLE TO COMMON STOCK     $79,039    $  4,720     $(2,908)   $ 80,851   $ 79,238      $     -    $     -   $ 79,238
                                      =======     =======      ======     =======    =======       ======     ======    =======

     The causes for significant changes in specific lines comprising the results of operations for NVP are as follows (dollars in thousands):


                                      Three Months                                          Nine Months
                                   Ended September 30,                                  Ended September 30,
                                   -------------------                                  -------------------
                                                                  Change from                                          Change from
                                       1999              1998    Prior Year %               1999              1998    Prior Year %
                                -----------     -------------    ------------       ------------    --------------    ------------

Electric Operating Reveunes:
  Residential                   $  159,022      $  153,059               3.9%       $   334,789     $   306,744               9.1%
  Commercial                        60,461          54,551              10.8%           154,152         135,291              13.9%
  Industrial                       104,397          93,566              11.6%           227,459         195,397              16.4%
                                ----------      ----------       ------------       -----------     -----------       ------------
   Retail revenues                 323,880         301,176               7.5%           716,400         637,432              12.4%
   Other                            25,998          26,600              -2.3%            53,848          54,542              -1.3%
                                ----------      ----------       ------------       -----------     -----------       ------------
Total Revenues                  $  349,878      $  327,776               6.7%       $   770,248     $   691,974              11.3%
                                ==========      ==========       ============       ===========     ===========       ============

Retail sales in
  megawatt-hours (MWH)           4,859,000       4,681,000               3.8%        11,380,000      10,510,000               8.3%
                                 ---------       ---------        -----------        ----------      ----------        -----------
Average retail revenue per MWH   $   66.66       $   64.34               3.6%        $    62.95      $    60.65               3.8%

     Residential electric revenues increased for the three and nine months ended September 30, 1999 due to a 6.0% increase in customers over the prior periods and rate increases related to deferred energy accounting. These increases for three months were partially offset by lower use per customer due to milder weather in 1999.

     Commercial electric revenues increased for the three and nine months ended September 30, 1999 due to a 5.0% increase in customers over the prior periods and rate increases related to deferred energy accounting.

     Industrial electric revenues increased for the three and nine months ended September 30, 1999 due to a 7.0% increase in customers over the prior periods and also rate increases related to deferred energy accounting. Use per customer also increased for the three and nine month periods due to the addition of several large customers.

     Other electric revenues decreased for the three and nine months ended September 30, 1999 due to the sale of emission credits and water rights in 1998.

                                      Three Months                                          Nine Months
                                   Ended September 30,                                  Ended September 30,
                                   -------------------                                  -------------------
                                                                  Change from                                          Change from
                                       1999              1998    Prior Year %               1999              1998    Prior Year %
                                -----------     -------------    ------------       ------------    --------------    ------------
Purchased Power                 $  101,070      $  104,361              -3.2%       $  238,711      $  232,558                2.6%

Purchased Power MWH              2,836,031       2,407,819              17.8%        6,387,208       5,640,784               13.2%
Average cost per MWH
  of Purchased Power            $    35.64      $    43.34             -17.8%       $    37.37      $    41.23               -9.3%

     Purchased power costs decreased for the three months ended September 30, 1999 due primarily to a $30.5 million change in the recovery of the capacity portion of power contracts. In 1998 the capacity cost was included in purchased power expense, but in 1999 the cost has been deferred in compliance with an order from the PUCN and therefore not reflected in purchase expense. Costs were also lower due to a $3.1 million adjustment related to Nevada electric utility restructuring for the second quarter of 1999. These decreases in cost were partially offset by an 18% increase in the volumes purchased due to increased customers and an increase in the per unit cost of power after adjustment for the charge related to capacity charges.

     Purchased power costs increased for the nine months ended September 30, 1999 due primarily to a 13% increase in the volumes purchased due to increased customers and an increase in the per unit cost of power. This increase in cost was partially offset by a $38 million adjustment in 1999 related to accounting for the capacity portion of power contracts previously discussed.



                                         Three Months                                         Nine Months
                                      Ended September 30,                                   Ended September 30,
                                      -------------------                                   -------------------
                                                                    Change from                                         Change from
                                         1999           1998         Prior Year %              1999          1998       Prior Year %
                                  ------------   ------------     ---------------       ------------   -------------   -------------
Fuel for Power Generation          $   47,780     $   58,291           -18.0%            $  113,808     $  115,712        -1.6%

MWHs generated                      2,809,939      2,996,365            -6.2%             6,821,983      6,481,138         5.3%
Average cost per MWH
  of Generated Power               $    17.00     $    19.45           -12.6%            $    16.68     $    17.85        -6.6%

     Fuel costs decreased for the three months ended September 30, 1999 due to lower per unit costs for coal and natural gas and a 6% decrease in generation volume because of lower load than anticipated. NVP arranged for firm purchases during the summer months and when the load was less than anticipated, NVP had to reduce its own generation.

     Fuel costs decreased for the nine months ended September 30, 1999 due to lower unit prices for coal and natural gas partially offset by a 5% increase in volumes generated due to increased customers.


                                       Three Months                                    Nine Months
                                   Ended September 30,                             Ended September 30,
                                   -------------------                            ---------------------
                                                              Change from                                       Change from
                                      1999           1998     Prior Year %          1999           1998         Prior Year %
                               ------------------------------------------------------------------------------------------------
Deferral of energy costs-net        $4,268       $(18,206)       -123.4%         $14,651       $(30,626)           -147.8%

     Deferred energy cost recognition has increased for the three and nine months ended September 30, 1999 to match deferred energy rate increases during 1999. In 1998, NVP's fuel revenue was insufficient to cover the fuel expense and the difference was deferred in balancing accounts. Rate increases were granted to increase the company's fuel recovery and in 1999 fuel revenue was sufficient to cover fuel expense and to begin reducing the deferred fuel balancing accounts.


                                          Three Months                                         Nine Months
                                        Ended September 30,                                 Ended September 30,
                                        ------------------                                  ------------------
                                                                   Change from                                       Change from
                                          1999         1998        Prior Year %             1999         1998        Prior Year %
                                    -----------   ----------     ---------------      -----------    ----------   ---------------
Allowance for other funds
 used during construction               $1,330       $2,011            -33.9%            $ 5,413       $ 6,924            -21.8%

Allowance for borrowed funds
 used during construction                1,491        1,525             -2.2%              5,326         4,223             26.1%
                                    -----------   ----------     ---------------      -----------    ----------   ---------------
                                        $2,821       $3,536            -20.2%            $10,739       $11,147             -3.7%
                                    ===========   ==========     ===============      ===========    ==========   ===============

     Total allowance for funds used during construction (AFUDC) is lower for the three and nine months ended September 30, 1999 because of construction completed in May 1999 for the Crystal Transmission Project. Lower AFUDC for the nine month period was partially offset by a $1.6 million charge in 1998 for Industrial Development Bonds held in trust that was deducted from the allowance for borrowed funds used during construction.



                                            Three Months                                       Nine Months
                                         Ended September 30,                               Ended September 30,
                                         -------------------                               --------------------
                                                                       Change from                                      Change from
                                           1999          1998          Prior Year %            1999          1998       Prior Year %
                                     -----------  ------------     -----------------  --------------  -------------  ---------------
Other operating expense                 $43,952       $38,155             15.2%            $111,243       $101,286           9.8%
Maintenance expense                      11,513        11,750             -2.0%              40,740         39,457           3.3%
Depreciation and amortization            20,613        18,236             13.0%              60,144         53,792          11.8%
Interest charges- Long term debt         16,778        13,522             24.1%              48,244         42,047          14.7%
Interest charges-other                    1,175         2,188            -46.3%               4,515          4,027          12.1%

     Other operating expense was higher for the three months ended September 30, 1999 due to incentive plan payments made totaling $5.1 million. Other operating expense was higher for the nine months ended September 30, 1999 due to incentive plan payments of $5.1 million plus an increase in Pension and Benefit expense of $4.0 million.

     Maintenance costs for the three months ended September 30, 1999 were comparable with prior year amounts. Maintenance costs were higher for the nine months ended September 30, 1999 due to increased maintenance expense at the Reid Gardner generating facility.

     Depreciation and amortization expense increased for the three months and the nine months ended September 30, 1999, due to a growing asset base and the completion of the Crystal Transmission Project. This project was completed in May 1999 at a cost of $99.0 million.

     Interest charges on long-term debt increased for the three and nine months ended September 30, 1999 due to interest costs on $130.0 million unsecured notes issued in March 1999. Also, in 1998 there was interest income of $1.4 million from Industrial Development Bonds held in trust.

     Interest charges-other, was lower for the three months ended September 30, 1999, because of interest expense on short-term debt decreased by $1.0 million. Interest charges-other increased $0.5 million for the nine months ended September 30, 1999, due to increased expense for short-term notes.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

    During the first nine months of 1999, the Company earned $81.9 million in income before preferred dividends and declared $57 million in common stock dividends. SPPC and NVP, the Company's principal subsidiaries, declared $4.1 million and $95 thousand in preferred stock dividends, respectively.

     Cash flows during the nine months ended September 30, 1999 increased compared to the same period in 1998. Cash flows were greater in 1999 due to greater cash provided from financing activities. The increase in cash provided from financing activities was partially offset by less cash provided from operating activities and greater cash utilized for investing activities. Increased cash provided by financing activities resulted from the issuance of $456.2 million of commercial paper to provide temporary funding of the cash portion of the merger consideration. Also, NVP issued long-term debt of $130 million 6.2% Series A senior unsecured notes, due 2004 and SPPC issued $100 million floating rate notes during the nine months ended September 30, 1999. Cash utilized for Investing activities increased primarily as a result of the merger cash requirements. See Note 2 to the condensed consolidated financial statements included in this quarterly report for more information about the merger cash requirements. The decrease in cash provided by operating activities was primarily due to increased operations, maintenance and interest costs.

Construction Expenditures and Financing
---------------------------------------

    A description of construction expenditures and financing of SPPC is contained in its Quarterly Report Form 10-Q for the period ended September 30, 1999, attached as an appendix.

    NVP's construction program and capital requirements for 1999 and 2000 were originally discussed in the NVP 1998 annual report on Form 10-K. Of the amount projected for 1999 ($245 million), $185 million (75.5%) was spent as of September 30, 1999. Internally generated funds equaled 39.6% of all construction expenditures.

    NVP may utilize internally generated cash and the proceeds from unsecured borrowings and preferred securities to meet capital expenditure requirements through 1999.

     On July 28, 1999, immediately following the consummation of the merger with NVP, the Company put into place a $500 million unsecured revolving credit facility. This facility may be used for working capital and general corporate purposes, including for commercial paper backup, and replaced the Company's existing credit facility. At the same time, SPPC and NVP each put into place $150 million unsecured revolving credit facilities. These two facilities may also be used for working capital and general corporate purposes, including for commercial paper backup, and replaced all existing credit facilities for those companies. In addition, immediately following the merger, the Company and NVP established new commercial paper programs, SPPC revised its existing commercial paper program, and the Company issued $456.2 million of commercial paper to provide temporary funding of the cash portion of the merger consideration.

     On October 1, 1999, NVP redeemed $45,000,000 Series Y, 6.93%, in long-term debt.

     On October 15, 1999, NVP issued $100 million floating rate notes, Due October 6, 2000. Interest on the notes is payable quarterly in arrears commencing on January 15, 2000. The interest rate on the notes for each interest period to maturity will be a floating rate, subject to adjustment every three months, equal to the London Interbank Offered Rate for three month U.S. dollar deposits (LIBOR) plus a spread of 0.79%. These notes will not be entitled to any sinking fund and will be redeemable at the option of NVP, in whole, beginning on April 15, 2000 and on the 15th day of each month thereafter. The proceeds of this financing will be used to pay down commercial paper.

Regulatory Matters
------------------

     Substantially all of the utility operations of both NVP and SPPC are conducted in Nevada. As a result both companies are subject to utility regulation within the State and therefore deal with many of the same regulatory issues. Therefore, although the following regulatory discussion relates specifically to NVP, many of the same issues are discussed in the regulatory section of the current SPPC Form 10-Q, attached as an appendix


                                 Nevada Matters
                                 --------------

Deferred Energy
---------------

     In its second quarter 1999 Form 10-Q NVP reported that it discontinued the use of the deferred energy mechanism to defer the difference between the current cost of fuel and purchased power and base energy costs, beginning in June 1999. Subsequently, through the hearing process in its annual deferred energy case which was filed on July, 1999, NVP learned that, as a matter of law, it could not terminate deferred accounting without a prior Commission order authorizing it to do so. Therefore, on September 30, 1999 NVP made a filing to replace its original annual filing in which it recognized the reinstatement of deferred energy accounting until the Commission issues an order authorizing termination. The results of operations and the financial position reflect the use of deferral accounting including the effects of June 1999 activity.

     On September 30, 1999, NVP filed with the PUCN an update of the deferred energy accounting case filed in July 1999, which reflected costs for the year ended May 31, 1999. The updated filing reflects NVP's fuel and purchased power costs through August 31, 1999. Under traditional rate making rules, the Company's rates could be designed to recover an increase in revenues of $110.7 million during the first year. NVP, however, has proposed an alternative that would reduce its request by approximately 50 percent, to $50.6 million, by spreading the increase over a three-year period. The July 1999 filing requested a $44.3 million increase.

     On January 12, 1999 and February 26, 1999, the PUCN issued orders on NVP's 1997 and 1998 deferred energy filings requiring NVP to establish a new deferral account for a portion of purchase power expense, delayed recovery thereof to a future filing, and denied carrying charges thereon. On April 7, 1999 and May 27, 1999, NVP filed Petitions for Judicial Review of these PUCN orders with the First District Court in Carson City, Nevada. At September 30, 1999, the amount in the new deferral account totaled $54.3 million. NVP's pending deferred energy filings with the PUCN reflect recovery of the costs recorded in the new deferred account. NVP can not determine the outcome of this matter at this time.

Affiliate Transaction Rules and Affiliate Applications to Provide Potentially
-----------------------------------------------------------------------------
Competitive Services
--------------------

     NVP and SPPC filed a joint motion to set aside or modify the affiliate transaction rules adopted by the PUCN on January 14, 1999. The companies requested the PUCN to modify the rules related to name/logo, sharing services, sharing officers and directors, and transfer pricing. To date the PUCN has not acted on this motion. On March 30, 1999 NVP and SPPC filed with the District Court a "Complaint and Petition for Declaratory and Injunctive Relief and for Judicial Review" relating to the Affiliate Transaction Rules. The companies asked that the court find that the rules "violate plaintiff's federal and state constitutional guarantees, are unlawful and invalid because they were enacted in violation of the procedural and substantive provisions of the Administrative Procedures Act, and are unlawful and invalid because they exceed the authority of the PUCN and are unsupported by the evidence." The companies asked that the court order the PUCN "to cease and desist from enforcing the regulations."
There has been no action in the court case.

     The PUCN issued an order consolidating the merging companies' applications for authorization to provide potentially competitive services, and hearings were held June 28-30,1999. On August 31, 1999, the PUCN issued an order denying the companies' application. On September 15, 1999, the companies filed a Petition for Reconsideration of the PUCN's order denying the application.

Electric Restructuring Activities
---------------------------------

     In July 1997, the Governor of Nevada signed into law Assembly Bill 366 (AB366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999. However, in early February 1999, the PUCN recommended to the state legislature that the start date for competition be delayed to allow more time for consideration of issues as a result of restructuring. On April 19, 1999, the Nevada Senate passed SB438, which is an amendment to AB366. In July 1999 the Governor of Nevada signed
SB438 into law.   The new law contains the following provisions:

 .  Adds metering and billing as potentially competitive services.
 .  Changes start date for competition to March 1, 2000; any decision to further delay the start date to be made by the governor, not the PUCN.
 .  Electric distribution utility is the Provider of Last Resort (PLR) until alternate methods go into effect.
 . Sets PLR rates at existing rates, except that Nevada Power may submit one more deferred energy case before October 1, 1999; PLR may reduce rates below this level.
 .  Only the PLR may request a reduction in its rates during the period March 1,
   2000 through March 1, 2003.
 . Allows the use of the net proceeds of generation divestiture to pay for any reduction in PLR rates below the cap described above, during the period March 1, 2000 to March 1, 2003.
 .  Repeals deferred energy for electric operations October 1, 1999.
 .  Permits alternative sellers to submit bids to provide PLR service after July
   1, 2001, subject to a PUCN public interest finding and a PUCN-held auction.
 . Requires utilities to comply with terms of existing purchase power obligations; specifies criteria for recovery of purchase power costs;
   prevents PUCN from direct or indirect action to modify or terminate any purchase power obligation.
 . If utility purchases generation from a divested unit for PLR service the PUCN cannot impute a value of the generation unit other than the sales price of the unit.
 .  PUCN must consider in determining recoverable costs, the failure of a utility to minimize income tax effect of gains and losses of assets and obligations.
 .  PUCN must include in recoverable costs any reasonable costs incurred by the utility for severance, early retirement, and related items.
 .  Allows affiliates providing potentially competitive services to use name and logo of utility.
 .  SB 438 does not impair rights under existing electric service contracts or labor agreements.
 .  Utilities may enter into contracts with customers prior to March 1, 2000;
   specifies that alternative sellers may aggregate two or more customers; prohibits PUCN from limiting ability of alternative sellers to aggregate customers and for customers to form groups for aggregation.
 .  Allows the PUCN to use "hearing officers" to conduct hearings.

     During the hearing on the proposed past cost rule on June 1, 1999, the PUCN determined that the impacts of SB 438 on existing and proposed electric restructuring regulations should be evaluated. The PUCN issued Procedural Orders 13 and 14 and held workshops to discuss the impact of SB 438.

     See the Company's and NVP's 1998 Annual Reports on Form 10-K for more information regarding the issues being considered as a result of restructuring of the electric industry in Nevada. The following are highlights of recent restructuring activity:

     Compliance Plan

     On April 1, 1999, NVP filed with the PUCN the initial compliance filing required for rate restructuring to reflect competition. On September 27, 1999, the PUCN issued an Interim Order on that compliance filing. The interim Order contains the PUCN's determinations of Nevada Power's gross annual revenue requirement, required rate of return and return on equity, depreciation rates, and the unbundling study used to allocate costs among various functional categories (e.g., generation, transmission, distribution). NVP believes that SB 438 established the current revenue requirement for the vertically integrated electric utility as present rate revenues. However, the interim Order denies NVP's motion to limit the scope of proceedings in light of SB 438. On October 12, 1999, NVP filed with the PUCN a Petition for Reconsideration of the Interim Order and proposed tariff for distribution service.

Distribution Open Access Tariffs

     On January 7, 1999, the PUCN issued an order adopting a final rule for distribution tariffs (adopted as a temporary regulation). On February 1, 1999 SPPC filed proposed language for distribution tariffs and filed testimony in support of its distribution tariffs filing on March 9, 1999. On April 9, 1999 a stipulation resolving most issues and agreeing to further filings on unresolved issues was filed with the PUCN.

     NVP and SPPC conducted informal workshops with the appropriate parties to resolve issues related to Rules 9 (Line Extensions) and 15 (Non-Utility Generation Facilities) of the Distribution Open Access Tariffs. Rule 9 provides for competition in line extension designs and construction while Rule 15 provides procedures for the connection of non-utility generators. A settlement was reached resolving Rule 15 and filed with the PUCN on June 18, 1999. Another settlement was reached resolving Rule 9 and was filed with the PUCN on July 9th.

Past Costs
----------

     Past costs, which are commonly referred to as stranded costs in other jurisdictions, continue to be addressed in 1999. AB366 permits the recovery of generation costs pursuant to specified legal criteria. The PUCN has conducted several workshops on past costs in which various topics were discussed, including the characteristics that define recoverable past costs, criteria for evaluating the effectiveness of mitigation efforts, options for cost recovery mechanisms and applicable tax and accounting issues.

     On April 8, 1999, the PUCN issued a revised proposed rule that specifies the information a utility must include in its request for recovery of past costs. The final rule is expected to include the date for the submission of filings to recover past costs, which will likely be 45 days after the order from the compliance plan filing is issued.

     On June 1, 1999, the PUCN began and suspended the hearing on the proposed past cost rule. Due to the passage of SB 438, the PUCN determined that this rule and other regulations should be evaluated to investigate the impact of SB 438 has on this and other pending and adopted regulations. The PUCN has scheduled a hearing on November 8, 1999, on the proposed past cost rule. NVP has not completed an estimate of its past costs, since such a calculation is dependent on a variety of issues related to restructuring which are not resolved at this time. These rules are expected to be completed and any required past cost filing will be made late in 1999 or early 2000.

Provider of Last Resort
-----------------------

     The provider of last resort (PLR) will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins. On March 16, 1999 the PUCN issued a revised proposed rule for PLR. A hearing was held April 26, 1999. A new procedural final order was issued regarding those matters.

     The PUCN proposed PLR format requires the PLR functions to be performed by a regulated affiliate of NVP and not by the electric distribution utility. The business activities of the PLR affiliate must be limited to the PLR function. NVP and SPPC filed joint comments which outlined concerns that the PUCN proposed PLR format would not be financially viable. The PUCN issued Procedural Order 11 to request comments on the financial viability of the PUCN proposed PLR format.

     SB 438 specifically provides for the electric distribution utility to provide PLR services until July 1, 2001. The PUCN has scheduled a workshop on November 8, 1999 on a new proposed rule for the PLR.

Independent Scheduling Administrator
------------------------------------

     NVP has participated in interim Independent Scheduling Administrator (iISA) working groups which are developing iISA standards, protocols and procedures. The PUCN issued a "Notice of Request for Comments and Notice of Workshop" to hear from entities interested in performing the iISA function, the timeline, the functions to be performed, the costs and how these entities will adhere to the PUCN iISA principles. The PUCN held a workshop on the proposed iISA on July 14, 1999. Presentations were made by the Mountain West ISA and the California ISO. The workshop was continued on July 22, 1999.

     On behalf of the Mountain West ISA, NVP and SPPC submitted a filing to establish the ISA with the Federal Energy Regulatory Commission ("FERC") on July 23, 1999. See "Regulatory Matters - FERC Matters - Independent Scheduling Administrator (ISA)". The PUCN held a workshop to discuss the adequacy of the ISA proposal.

     On September 13, 1999, NVP and SPPC filed a brief on recovery of ISA funding. On September 17, 1999, the PUCN issued a Procedural Order setting the schedule for a hearing on the ISA filing. The PUCN identified two issues for the hearing on October 25, 1999: ISA funding and pre-existing contracts. The PUCN also requested parties to file a list of additional issues. NVP and SPPC filed a response to the PUCN Procedural Order and testimony for the hearing.

Meter and Data Exchange
-----------------------

     The PUCN issued a Notice of Tariff Filing and Notice of Hearing on meter and data exchange standards and protocols on September 23, 1999. The hearing was held on October 27, 1999 and an order on the issue is pending.

FERC Matters
------------

Transmission Rate Case

     On May 29, 1999, Nevada Power filed a transmission rate case to reflect the costs of the Crystal project and to incorporate the re-classification of transmission and distribution facilities approved by the PUCN last summer. The filing requests an increase of $ 18.6 million in the annual revenue requirement for network service. The point-to-point rate would increase from $ 1.26 / kW-mo. to $ 1.41 / kW-mo.

     On September 16, 1999, as expected, the FERC issued an order setting the
rate case for hearing.   The proposed rates are accepted, subject to refund, and
suspended until March 1, 2000. The FERC also approved NPC's proposed Transmission / Distribution split. On September 30, 1999 a pre-hearing conference was held to set the procedural schedule.

Independent Scheduling Administrator (ISA)

     On July 23, 1999, NVP and SPPC submitted a filing to establish the Mountain West ISA (Docket ER97-3719). The proposal centers on the formation of an interim ISA called Mountain West ISA, which will ensure the non-discriminatory treatment of transmission customer in two wholesale electricity markets; one in northern Nevada and one in southern Nevada. The formation of the ISA is viewed as an interim step in the move to broader regional restructuring of the electric service industry in the western United States.

     Fifteen parties filed to intervene in the ISA filing. On September 17, 1999, NVP, SPPC and the Mountain West ISA filed answers to the protests filed on the ISA filing. The California ISO filed an answer to the Company's and Nevada Power's response to their protest on September 28, 1999.

Year 2000 Issues
----------------

     All significant computer systems of the Company are owned by NVP and SPPC. A complete description of Year 2000 (Y2K) issues related to SPPC are contained in its current Form 10-Q, attached as an appendix. The following discussion describes Y2K issues of NVP.

     The Company continues to make Y2K readiness a top priority for all of its departments. With the oversight of several officers, the Company has completed its review of all mission critical computers, software programs and electrical systems to verify that appropriate actions are being taken in order to be Y2K ready, including the ability to process, calculate, compare and sequence date data into the next century, and to make all necessary leap year corrections.

     A plan is in place and has been implemented to identify and correct problems related to the Y2K issue and to test remediated systems, including verification of the level of Y2K readiness of business partners and suppliers. The responses of business partners and suppliers are evaluated individually and
responded to as appropriate.   A centralized data base is used to identify and
track the progress of Y2K readiness activities Company-wide. A centralized control over incoming correspondence and inquiries relating to Y2K and external communication efforts is being maintained. The Company's general purchasing policy requires that all newly purchased products be Y2K ready or designed to allow the Company to determine whether such products present Y2K issues.

     The Company's Y2K readiness activities were tracked and reported monthly through June 1999 to the North American Electric Reliability Council (NERC), an association of all segments of the electric industry - investor-owned, federal, state/municipal and provincial utilities, rural electric cooperatives, independent power producers, and power marketers, with the general mission to promote the reliability of the electricity supply for North America.

     Overall status for the Company as of September 30, 1999 shows identification and assessment of potential problems at 100% complete and remediation/testing at 99% complete. The Company filed its monthly report to the North American Electric Reliability Council (NERC) on June 30, 1999 and provided its "Y2K Readiness With Limited Exceptions" status letter, based on NERC guidelines. A monthly exception report is provided to NERC until all remaining items are completed. All but one generation unit have been successfully remediated and tested to date, with one unit generation unit to be remediated and tested in October of 1999 to conform with the annual scheduled maintenance outage. This unit is similar to others in the Company's system which have been remediated and tested and is not critical to the ability of the Company to provide reliable service to customers during the Y2K rollover. No material difficulties have been identified to date and none are anticipated.

     Even though the Company is confident that its critical systems have been fully remediated and tested, the Company has initiated a corporate-wide process of Y2K contingency planning. Contingency planning has been influenced by the responses received from business partners and suppliers received in upcoming months, as well as the Company's determination of a reasonably worst case scenario. The contingency plan has been finalized and tested. The Company is also working with utility and non-utility suppliers, generation and transmission operators and regional governmental organizations to develop external contingency plans, where appropriate. The reasonably worst case scenario anticipated would be loss of standard means of communication. This has been addressed in contingency planning. Nevada Power Company is confident that the steps taken to deal with this scenario, which include the use of several alternative means of communication such as two-way radio and internal microwave and fiber optic systems, will provide sufficient backup in the unlikely event of the loss of standard communication. As a summer peaking utility, the Company's electrical loads in mid-winter are comparatively low. Although contingency planning is by its nature speculative, the Y2K contingency plan will reduce the risk of material impacts on the Company's operations due to Y2K problems. If the Company or its significant business partners or suppliers were to fail to achieve Y2K readiness with respect to critical systems, there could be a materially adverse impact on the utility's financial position, results of operations and cash flows.

     During 1998, the estimated total cumulative cost to the Company of addressing Y2K readiness was determined to be in the range of $4 to $7 million, including operating and capital expenditures. Through

September 1999, approximately $2.9 million in operating expenses and approximately $1.5 million in capital additions have been incurred. While additional expenditures and capital additions will be incurred throughout 1999, the rate of expenditures and capital additions is below original estimates. The estimated total cumulative cost is reviewed and revised periodically.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     There have been no material changes to the information previously disclosed regarding quantitative and qualitative market risk in the Company's and NVP's Annual Reports for on Form 10K for the year ended December 31, 1998.

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

    Although the Company is involved in ongoing litigation on a variety of matters, it is management's opinion that none individually or collectively are material to the Company's financial position.

    With respect to NVP, see the discussion of pending litigation set forth in
Note 6 of the Notes to the Consolidated Financial Statements included in this report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

Portland General Electric Merger
--------------------------------

     The Company and Enron Corporation announced that they entered into a purchase and sale agreement for Enron's wholly owned electric utility subsidiary, Portland General Electric (PGE). PGE is an electric utility serving more than 700,000 retail customers in northwest Oregon. PGE will become a wholly owned subsidiary of the Company. Under terms of the agreement, Enron will sell PGE to the Company for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. The Company will also assume $1.0 billion in PGE debt and preferred stock. At closing, the transaction will be financed through a bank loan. Ultimately, the transaction will be financed with the proceeds from the sale of the Company's Nevada generation assets (expected on or before the close of the transaction) and the issuance of debt, equity and internal cash flow.

     The proposed transaction is subject to customary closing conditions, including, without limitation, the receipt of all necessary governmental approvals, including the Federal Energy Regulatory Commission, the Securities and Exchange Commission (SEC), the Oregon Public Utility Commission and the Nuclear Regulatory Commission. Also, the Company intends to register with the SEC as a public utility holding company under the Public Utility Holding Company Act, which requires the consent of the Public Utilities Commission of Nevada. The transaction is not subject to shareholder approval by the Company or Enron Corp. Approvals are expected to be received by the second half of 2000.

     See the Form 8-K for additional details related to the terms of the proposed transaction and merger agreement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q:

          (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements on Form 10-Q for the nine month period ended September 30, 1999, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b) Reports on Form 8-K:

Form 8-K filed on August 9, 1999 - Item 2, Acquisition or Disposition of Assests

          Reported that on July 28, 1999, the merger between Sierra Pacific Resources and Nevada Power was finalized.

Form 8-K/A filed on September 20, 1999 -Item 7, Financial statements and exhibits

          An amendment of the 8-K filed on August 9, 1999 including historical financial statements of Sierra Pacific Resources and Nevada Power and pro forma financial information of the combined company.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Sierra Pacific Resources
                                            -----------------------------
                                                   (Registrant)




Date:   November 15, 1999           By: /s/ Mark A. Ruelle
       -----------------------          ------------------
                                          Mark A. Ruelle
                                       Senior Vice President
                                            Treasurer
                                      Chief Financial Officer
                                   (Principal Financial Officer)
                                     (Principal Accounting Officer)

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934     FOR THE QUARTERLY PERIOD ENDED        September 30, 1999

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
                                                          (89511)
(Address of principal executive office)                  (Zip Code)

                                (775) 834-4011
             (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X    No ___
                                                       ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                          Outstanding at November 15, 1999
Common Stock, $3.75 par value                         1,000 Shares

================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                   CONTENTS



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                           Page
                                                                           ----
ITEM 1.  Financial Statements


         Condensed Consolidated Balance Sheets - September 30, 1999 and
                December 31, 1998..........................................    3

         Condensed Consolidated Statements of Income - Three Months and
                Nine Months Ended September 30, 1999 and 1998..............    4

         Condensed Consolidated Statements of Cash Flows - Nine Months
                Ended September 30, 1999 and 1998..........................    5

         Notes to Condensed Consolidated Financial Statements..............    6

ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.....................................................    8

ITEM 3.  Quantitative and Qualitative Disclosures about
         Market Risk.......................................................   23



                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings.................................................   24

ITEM 5.  Other Information.................................................   24

ITEM 6.  Exhibits and Reports on Form 8-K..................................   24

Signature Page.............................................................   25

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                       September 30,                December 31,
                                                                                            1999                        1998
                                                                                       --------------               -------------
                                                                                         (Unaudited)
ASSETS
Utility Plant at Original Cost:
 Plant in service                                                                        $  2,390,548                 $ 2,348,996
  Less:  accumulated provision for depreciation                                               780,016                     727,624
                                                                                       --------------               -------------
                                                                                            1,610,532                   1,621,372
  Construction work-in-progress                                                                86,617                      55,670
                                                                                       --------------               -------------
                                                                                            1,697,149                   1,677,042
                                                                                       --------------               -------------
Investments in subsidiaries and other property, net                                            62,461                      34,022
                                                                                       --------------               -------------
Current Assets:
  Cash and cash equivalents                                                                    19,825                      15,197
  Accounts receivable less provision for uncollectible accounts:
   $4,379 -1999 and $3,461 -1998                                                              110,405                     114,380
  Materials, supplies and fuel, at average cost                                                30,421                      25,776
  Other                                                                                         5,362                       2,692
                                                                                       --------------               -------------
                                                                                              166,013                     158,045
                                                                                       --------------               -------------
Deferred Charges:
 Regulatory tax asset                                                                          65,531                      65,619
 Other regulatory assets                                                                       73,791                      61,675
 Other                                                                                         16,565                      15,417
                                                                                       --------------               -------------
                                                                                              155,887                     142,711
                                                                                       --------------               -------------
                                                                                         $  2,081,510                 $ 2,011,820
                                                                                       ==============               =============
CAPITALIZATION AND LIABILITIES
Capitalization:
 Common shareholder's equity                                                             $    669,451                 $   661,367
 Preferred stock                                                                               73,115                      73,115
 Preferred stock subject to mandatory redemption:
 Company-obligated mandatorily redeemable preferred securities of the
  Company's  subsidiary  Sierra  Pacific Power Capital I, holding  solely $50 million principal amount of 8.6% junior
  subordinated debentures of the Company, due 2036                                             48,500                      48,500
 Long-term debt                                                                               728,871                     606,450
                                                                                       --------------               -------------
                                                                                            1,519,937                   1,389,432
                                                                                       --------------               -------------
Current Liabilities:
 Short-term borrowings                                                                         65,100                     105,000
 Current maturities of long-term debt and preferred  stock                                        421                      30,473
 Accounts payable                                                                              67,925                      66,032
 Accrued interest                                                                              12,470                       7,535
 Dividends declared                                                                            20,365                      20,365
 Accrued salaries and benefits                                                                  9,103                      12,131
 Other current liabilities                                                                     23,089                      27,759
                                                                                       --------------               -------------
                                                                                              198,473                     269,295
                                                                                       --------------               -------------
Deferred Credits:
 Accumulated deferred federal income taxes                                                    170,419                     161,697
 Accumulated deferred investment tax credit                                                    36,471                      37,944
 Regulatory tax liability                                                                      37,846                      38,939
 Accrued Retirement Benefits                                                                   51,603                      42,560
 Customer advances for construction                                                            38,361                      34,961
 Other                                                                                         28,400                      36,992
                                                                                       --------------               -------------
                                                                                              363,100                     353,093
                                                                                       --------------               -------------
                                                                                         $  2,081,510                 $ 2,011,820
                                                                                       ===============              =============


   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                Three-Months Ended                      Nine-Months Ended
                                                                   September 30,                            September 30,
                                                         -------------------------------          --------------------------
                                                             1999                1998                 1999          1998
                                                         -----------         ------------         ------------     ---------
                                                                   (Unaudited)                            (Unaudited)
OPERATING REVENUES:
 Electric                                                   $ 163,846           $ 157,250            $ 455,497     $ 434,558
 Gas                                                           13,056              13,394               69,934        66,872
 Water                                                         17,900              16,802               41,800        37,881
                                                         ------------        ------------         ------------     ---------
                                                              194,802             187,446              567,231       539,311
                                                         ------------        ------------         ------------     ---------
OPERATING EXPENSES:
 Operation:
   Purchased power                                             52,564              44,863              135,343       118,615
   Fuel for power generation                                   32,560              32,842               85,397        84,169
   Gas purchased for resale                                     9,603               9,887               46,978        42,727
   Other                                                       30,031              28,111               84,578        86,031
 Maintenance                                                    6,068               5,034               16,728        15,737
 Depreciation and amortization                                 19,335              17,098               57,927        50,692
 Taxes:
   Income taxes                                                 6,883              11,084               27,292        32,486
   Other than income                                            5,231               4,901               14,851        14,782
                                                         ------------        ------------         ------------     ---------
                                                              162,275             153,820              469,094       445,239
                                                         ------------        ------------         ------------     ---------
OPERATING INCOME                                               32,527              33,626               98,137        94,072
                                                         ------------        ------------         ------------     ---------

OTHER INCOME:
 Allowance for other funds used during construction            (2,451)                870               (2,451)        2,995
 Other income - net                                              (738)                366                 (518)          213
                                                         ------------        ------------         ------------     ---------
                                                               (3,189)              1,236               (2,969)        3,208
                                                         ------------        ------------         ------------     ---------
          Total Income                                         29,338              34,862               95,168        97,280
                                                         ------------        ------------         ------------     ---------

INTEREST CHARGES:
   Long-term debt                                              10,751               9,635               30,683        29,122
   Other                                                        2,082               1,834                6,965         5,502
   Allowance for borrowed funds used during
    construction and capitalized interest                       1,647              (1,401)               1,214        (5,122)
                                                         ------------        ------------         ------------     ---------
                                                               14,480              10,068               38,862        29,502
                                                         ------------        ------------         ------------     ---------

INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                         14,858              24,794               56,306        67,778
   Preferred dividend requirements of Company-
   obligated mandatorily redeemable preferred
   securities                                                  (1,043)             (1,043)              (3,128)       (3,128)
                                                         ------------        ------------         ------------     ---------

INCOME BEFORE PREFERRED DIVIDENDS                              13,815              23,751               53,178        64,650
   Preferred dividend requirements                             (1,365)             (1,365)              (4,094)       (4,094)
                                                         ------------        ------------         ------------     ---------
INCOME APPLICABLE TO COMMON STOCK                           $  12,450           $  22,386            $  49,084     $  60,556
                                                         ============        ============         ============     =========


   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                    -----------------------------------
                                                                       1999                     1998
                                                                    ---------                 ---------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before preferred dividends                                   $ 53,178                  $ 64,650
 Non-cash items included in income:
  Depreciation and amortization                                        57,927                    50,692
  Deferred taxes and deferred investment tax credit                     6,245                    (1,167)
  AFUDC and capitalized interest                                        3,665                   (8,118)
  Early retirement and severance amortization                           3,145                     3,196
  Other                                                                 5,934                     2,251
 Changes in certain assets and liabilities:
  Accounts receivable                                                   3,975                     4,885
  Materials, supplies and fuel                                         (4,645)                   (1,486)
  Other current assets                                                 (2,670)                      (84)
  Accounts payable                                                      1,893                    (8,212)
  Other current liabilities                                            (2,762)                   18,823
  Other - net                                                         (19,459)                    2,682
                                                                    ---------                 ---------
Net Cash Flows From Operating Activities                              106,426                   128,112
                                                                    ---------                 ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant                                          (95,487)                 (107,347)
  Net customer refunds and contributions in aid construction           16,541                    15,731
                                                                    ---------                 ---------
  Net cash used for utility plant                                     (78,946)                  (91,616)
                                                                    ---------                 ---------
 Investments in subsidiaries and other property - net                 (28,394)                     (156)
                                                                    ---------                 ---------
Net Cash Used In Investing Activities                                (107,340)                  (91,772)
                                                                    ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term borrowings                        (41,703)                   25,637
  Proceeds from issuance of long-term debt                            124,099                         -
  Reduction of long-term debt                                         (31,758)                   (5,342)
  Investment from the parent company                                   16,000                    10,000
  Dividends paid                                                      (61,096)                  (60,094)
                                                                    ---------                 ---------
Net Cash Provided (Used) By Financing Activities                        5,542                   (29,799)
                                                                    ---------                 ---------

Net increase in Cash and Cash Equivalents                               4,628                     6,541
Beginning balance in Cash and Cash Equivalents                         15,197                     6,920
                                                                    ---------                 ---------

Ending balance in Cash and Cash Equivalents                          $ 19,825                  $ 13,461
                                                                    =========                 =========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period For:
   Interest                                                          $ 34,779                  $ 28,530
   Income Taxes                                                      $ 23,757                  $ 27,385

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

         The results of operations for the three and nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 3.   LONG TERM DEBT
------------------------

         On July 12, 1999, $10 million of the Company's 6.86% medium term notes matured. On July 16, 1999, $20 million of the Company's 6.83% medium term notes matured.

         On September 17, 1999, the Company issued $100,000,000 Floating Rate Notes, due October 13, 2000. Interest on the Notes is payable quarterly in arrears commencing on December 15, 1999. The interest rate on the Notes for each interest period to maturity will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate for three-month U.S. dollar deposits ("LIBOR") plus a spread of 0.75%. These Notes will not be entitled to any sinking fund and will be redeemable without premium at the option of the Company, in whole, beginning on March 15, 2000 and on the 15th day of each month thereafter.

NOTE 4.  SEGMENT INFORMATION
----------------------------

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

         Financial data for business segments is as follows (in thousands).

Three Months Ended
September 30, 1999           Electric        Gas             Water           Consolidated
--------------------         -------------   -------------   --------------  ------------
Operating Revenues           $ 163,846       $  13,056       $  17,900       $ 194,802
                             =============   =============   ==============  ============
Operating income             $  25,685       $    (213)      $   7,055       $  32,527
                             =============   =============   ==============  ============


Three Months Ended
September 30, 1998           Electric        Gas             Water           Consolidated
--------------------         -------------   -------------   --------------  ------------

Operating revenues           $ 157,250       $  13,394       $  16,802       $ 187,446
                             =============   =============   ==============  ============
Operating income             $  28,348       $    (553)      $   5,831       $  33,626
                             =============   =============   ==============  ============


Nine Months Ended
September 30, 1999           Electric        Gas             Water           Consolidated
--------------------         -------------   -------------   --------------  ------------
Operating Revenues           $ 455,497       $  69,934       $  41,800       $ 567,231
                             =============   =============   ==============  ============
Operating income             $  76,970       $   7,266       $  13,901       $  98,137
                             =============   =============   ==============  ============

Nine Months Ended
September 30, 1998           Electric        Gas             Water           Consolidated
------------------           -------------   -------------   --------------  ------------
Operating revenues           $ 434,558       $  66,872       $  37,881       $ 539,311
                             =============   =============   ==============  ============
Operating income             $  76,512       $   7,691       $   9,869       $  94,072
                             =============   =============   ==============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective," and other similar expressions identify those statements which are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount the Company is allowed to recover from its customers for certain costs which prove to be uneconomic in the new competitive market; (4) the outcome of ongoing and future regulatory proceedings; (5) management's ability to integrate the operations of the Company and Nevada Power Company and to implement and realize anticipated cost savings from the recent merger with Nevada Power; (6) industrial, commercial and residential growth in the service territory of the Company; (7) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (8) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (9) the loss of any significant customers; (10) the ability to lessen the risk of the impact of the Year 2000 on internal and external computer and software systems; and (11) the weather and other natural phenomena. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

RESULTS OF OPERATIONS
---------------------

     The components of gross margin are set forth below (dollars in thousands):

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Operating Revenues:
       Electric                    $    163,846   $    157,250           4.2%   $    455,497   $    434,558            4.8%
       Gas                               13,056         13,394          -2.5%         69,934         66,872            4.6%
       Water                             17,900         16,802           6.5%         41,800         37,881           10.3%
                                   ------------   ------------   -----------    ------------   ------------   ------------
Total Revenues                          194,802        187,446           3.9%        567,231        539,311            5.2%

Energy Costs:
       Electric                          85,124         77,705           9.5%        220,740        202,784            8.9%
       Gas                                9,603          9,887          -2.9%         46,978         42,727            9.9%
                                   ------------   ------------   -----------    ------------   ------------   ------------
Total Energy Costs                       94,727         87,592           8.1%        267,718        245,511            9.0%
                                   ------------   ------------   -----------    ------------   ------------   ------------
Gross Margin                            100,075         99,854           0.2%        299,513        293,800            1.9%
                                   ============   ============   ===========    ============   ============   ============

Gross Margin by Segment:
       Electric                          78,722         79,545          -1.0%        234,757        231,774            1.3%
       Gas                                3,453          3,507          -1.5%         22,956         24,145           -4.9%
       Water                             17,900         16,802           6.5%         41,800         37,881           10.3%
                                   ------------   ------------   -----------    ------------   ------------   ------------
Total                              $    100,075   $     99,854           0.2%   $    299,513   $    293,800            1.9%
                                   ============   ============   ===========    ============   ============   ============


     The causes for significant changes in specific lines comprising the results of operations are as follows (dollars in thousands):

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Electric Operating Revenues:
  Residential                      $     41,892   $     41,760            0.3%  $    127,903   $    125,403            2.0%
  Commercial                             52,175         51,224            1.9%       141,874        135,094            5.0%
  Industrial                             47,878         48,020           -0.3%       139,793        137,771            1.5%
                                   ------------   ------------   ------------   ------------   ------------   ------------
  Retail revenues                       141,945        141,004            0.7%       409,570        398,268            2.8%
  Other                                  21,901         16,246           34.8%        45,927         36,290           26.6%
                                   ------------   ------------   ------------   ------------   ------------   ------------
Total Revenues                     $    163,846   $    157,250            4.2%  $    455,497   $    434,558            4.8%
                                   ============   ============   ============   ============   ============   ============

Retail sales in
  megawatt-hours (MWH)                2,193,220      2,173,027            0.9%     6,332,985      6,143,241            3.1%
                                   ------------   ------------   ------------   ------------   ------------   ------------

Average retail revenue per MWH     $      64.72   $      64.89           -0.3%  $      64.67   $      64.83           -0.2%

     Residential electric revenues increased for the three and nine months ended September 30, 1999 due to a 2.7% increase in total customers over the prior periods. The increase in revenues due to customer growth was almost entirely offset by lower use per customer due to cooler weather for the three months ended September 30, 1999.

     Commercial electric revenues increased for the third quarter of this year compared with the third quarter of 1998 due to a 3.0% increase in total customers. Commercial revenues increased for the nine months ended September 30, 1999, due to a 3.1% increase in total customers and higher average use per customer. Higher average use per customer resulted from the addition of larger customers included in the commercial classification

     Industrial electric revenues decreased slightly for the third quarter compared to the prior year primarily due to lower use per customer for several of the Company's gold mining customers. Industrial revenues increased for the nine months ended September 30, 1999 due to customer growth that was partially offset by lower use per customer. The reduction in use per customer for both periods was the result of reduced production at several of the Company's gold mining customers' facilities as a result of lower gold prices.

     As reported in the Company's 1998 10-K, gold production costs vary greatly at Nevada mines, along with profitability. Mining reports indicate many of Nevada's mines have a production cost of less than $300 per ounce, with some larger mines producing within the $192 to $240 per ounce range. When compared to world production costs, Nevada is well below the worldwide average of $262 per ounce. While Nevada's gold mines have the lowest costs in the world, investments in exploration and development have fallen, and may continue to fall. In addition, low gold prices may also shorten the expected mine lives of certain Nevada properties as lower grade ore becomes uneconomic to mine.

     Other electric revenues were higher in the third quarter of 1999 compared to the prior year primarily due to a $8.7 million increase in wholesale electric revenues. This increase was partially offset by a higher provision for customer refunds during 1999. Other electric revenues were higher for the nine months ended September 30, 1999 due to a $16.5 million increase in wholesale electric sales. This increase was partially offset by a $4.3 million reclassification from operating expense to a contra-revenue in order to reflect a refund resulting from the 1997 earnings sharing decision by the Public Utilities Commission of Nevada. Also, the increase in 1999 revenues was partially offset by a higher provision for customer refunds and losses from the Company's Pinon Pine subsidiaries.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Gas Operating Revenues:
     Residential                   $      3,813   $      3,506            8.8%  $     29,029   $     28,032            3.6%
     Commercial                           2,189          2,198           -0.4%        15,338         15,301            0.2%
     Industrial                           1,781          1,960           -9.1%         7,899          8,529           -7.4%
     Miscellaneous                         (194)           321         -160.4%           749            968          -22.6%
                                   ------------   ------------   ------------   ------------   ------------   ------------
     Total retail revenue                 7,589          7,985           -5.0%        53,015         52,830            0.4%
     Wholesale revenue                    5,467          5,409            1.1%        16,919         14,042           20.5%
                                   ------------   ------------   ------------   ------------   ------------   ------------
Total Revenues                     $     13,056   $     13,394           -2.5%  $     69,934   $     66,872            4.6%
                                   ============   ============   ============   ============   ============   ============
Sales Decatherms (Dth):
     Retail                           1,248,372      1,285,076           -2.9%     9,269,549      9,346,123           -0.8%
     Wholesale                        2,440,570      3,229,436          -24.4%     7,988,902      7,811,885            2.3%
                                   ------------   ------------   ------------   ------------   ------------   ------------
     Total                            3,688,942      4,514,512          -18.3%    17,258,451     17,158,008            0.6%
                                   ------------   ------------   ------------   ------------   ------------   ------------

Average revenues per Dth
     Retail                        $       6.08   $       6.21           -2.2%  $       5.72   $       5.65            1.2%
     Wholesale                     $       2.24   $       1.67           33.7%  $       2.12   $       1.80           17.8%

     Residential gas revenues were higher for the three and nine months ended September 30, 1999 due to 4.4% and 4.2% increases in customers, respectively. Revenues were also higher for the third quarter of 1999 because of higher use per customer.

     Commercial gas revenues for the three and nine months ended September 30, 1999 were comparable with the same periods in 1998. In both current year periods presented, increased revenues from customer growth was offset by lower use per customer. The lower use per customer for the nine months ended September 30, 1999 was the result of warmer weather during the first part of the year when gas is used to heat.

     Industrial gas revenues were lower for the three and nine months ended September 30, 1998 due to lower use per customer as a result of warmer weather early in 1999.

     Wholesale gas revenues for the third quarter of 1999 were comparable with the prior year. Wholesale revenues were higher for the nine months ended September 30, 1999 due to several large gas sales contracts during the first quarter of 1999.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Water Operating Revenues           $     17,900   $     16,802            6.5%  $     41,800   $     37,881           10.3%
                                   ============   ============   ============   ============   ============   ============

     Water revenues were higher for the third quarter of 1999 due mostly to a 5.9% increase in total customers. Water revenues increased for the nine months ended September 30, 1999 compared to the prior year primarily due to a 4.4% increase in total customers and higher use per customer as a result of less precipitation during 1999.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Purchased Power                    $     52,564   $     44,863           17.2%  $    135,343   $    118,615           14.1%

Purchased Power MWH                   1,542,282      1,155,726           33.4%     4,565,551      3,512,280           30.0%
Average cost per MWH
  of Purchased Power               $      34.08   $      38.82          -12.2%  $      29.64   $      33.77          -12.2%

     Purchased power costs were higher for the three and nine months ended September 30, 1999 because the Company fulfilled more of its total energy requirements with less expensive purchased power and reduced its own generation. Purchased power costs were also higher during 1999 due to increased wholesale sales. The higher costs were partially offset by lower average unit prices for purchased power.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Fuel for Power Generation          $     32,560   $     32,842           -0.9%  $     85,397   $     84,169            1.5%

MWHs generated                        1,382,352      1,616,631          -14.5%     3,701,059      4,069,649           -9.1%
Average cost per MWH
  of Generated Power               $      23.55   $      20.32           15.9%  $      23.07   $      20.68           11.6%

     Fuel for generation costs for the three and nine months ended September 30, 1999, were comparable with the prior year despite 14.5% and 9.1% reductions in electric generation, respectively. Higher gas prices and the absence of Department of Energy co-funding of fuel costs at the Pinon Pine project contributed to the higher average cost per MWH of generated power. As discussed above, the Company was able to replace electricity from generation with less expensive purchased power.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Gas Purchased for Resale
           Retail                  $      5,043   $      4,580           10.1%  $     32,048   $     29,289            9.4%
           Wholesale                      4,560          5,307          -14.1%        14,930         13,438           11.1%
                                   ------------   ------------   ------------   ------------   ------------   ------------
           Total                          9,603          9,887           -2.9%        46,978         42,727            9.9%
                                   ============   ============   ============   ============   ============   ============

Gas Purchased for Resale Dth
           Retail                     1,248,575      1,254,356           -0.5%     9,273,542      9,383,733           -1.2%
           Wholesale                  2,440,570      3,226,962          -24.4%     7,988,902      7,811,885            2.3%
                                   ------------   ------------   ------------   ------------   ------------   ------------
           Total                      3,689,145      4,481,318          -17.7%    17,262,444     17,195,618            0.4%
                                   ============   ============   ============   ============   ============   ============

Average cost per Dth
           Retail                  $       4.04   $       3.65           10.7%  $       3.46   $       3.12           10.9%
           Wholesale               $       1.87   $       1.64           14.0%  $       1.87   $       1.72            8.7%

     The cost of retail gas purchased for resale increased for the three and nine months ended September 30, 1999 because of considerably higher gas unit prices. The increase in gas unit prices is attributable to increased demand for gas in the Pacific Northwest and additional transportation fees.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Allowance for other funds
 used during construction          $     (2,451)  $        870         -381.7%  $     (2,451)  $      2,995         -181.8%

Allowance for borrowed funds
 used during construction                (1,647)         1,401         -217.6%        (1,214)         5,122         -123.7%
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                   $     (4,098)  $      2,271         -280.4%  $     (3,665)  $      8,117         -145.2%
                                   ============   ============   ============   ============   ============   ============

     Total allowance for funds used during construction (AFUDC) is lower for the three and nine months ended September 30, 1999 because of construction completed in June and December 1998 for the Pinon and Alturas projects, respectively. Also, the 1999 amounts reflect an adjustment to reverse amounts previously charged to AFUDC of $4.5 million. This adjustment resulted from a refinement of amounts assigned to specific components of facilities that were completed in different periods and used differing AFUDC rates.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Other operating expense            $     30,031   $     28,111            6.8%  $     84,578   $     86,031           -1.7%
Maintenance expense                       6,068          5,034           20.5%        16,728         15,737            6.3%
Depreciation and amortization            19,335         17,098           13.1%        57,927         50,692           14.3%
Income taxes                              6,883         11,084          -37.9%        27,292         32,486          -16.0%
Interest charges- Long term debt         10,751          9,635           11.6%        30,683         29,122            5.4%
Interest charges-other                    2,082          1,834           13.5%         6,965          5,502           26.6%

     Other operating expense was higher for the third quarter of 1999 due to higher claims reserves during the current year and adjustments that reduced costs during 1998 related to stock compensation. Other operating expense was slightly lower for the nine months ended September 30, 1999 due to a reclassification of $4.3 million from expense to a contra-revenue in order to reflect a refund resulting from the 1997 earnings sharing decision by the Public Utilities Commission of Nevada. The decrease in costs for 1999 was partially offset by higher claims reserves, rate case adjustments and other miscellaneous items expensed during the current year.

     Maintenance costs were higher for the three and nine months ended September 30, 1999 due to scheduled maintenance costs at the Valmy Unit 2 generating facility.

     Depreciation and amortization expense increased for the three months ended September 30, 1999, due to the completion of the Alturas intertie in December 1998. Depreciation and amortization expense increased for the nine months ended September 30, 1999, due to the completion of the Alturas intertie in December 1998 and the Pinon post-gasification facilities in June 1998.

     Operating income taxes decreased for the three and nine months ended September 30, 1999 due to lower operating income before income taxes and a lower effective tax rate during the current year.

     Interest charges-other were higher for the three and nine months ended September 30, 1999, because of a Public Utilities Commission of Nevada's decision to assess partial interest on amounts payable in the 1997 earnings sharing case and higher average short-term borrowing in 1999.


             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
             ----------------------------------------------------

     During the first nine months of 1999, the Company earned $53.2 million in income before preferred dividends. It declared $4.1 million in dividends to holders of its preferred stock and declared $57.0 million in common stock dividends to its parent, Sierra Pacific Resources.

     Cash flows during the nine months ended September 30, 1999 decreased slightly compared to the same period in 1998. Cash flows were less in 1999 due to less cash provided from operating activities and more cash used for investing activities. The decrease in cash flows from operating and investing activities was partially offset by cash provided from financing activities. The decrease in cash provided from operating activities was primarily due to cash utilized for customer refunds and merger related cash requirements. The increase in cash used for investing activities was due to the Company's acquisition of General Electric Capital Corporation's interest in Pinon Pine Company L.L.C., GPSF-B. Net cash provided by financing activities resulted from the issuance of $24 million of California rate reductions bonds in April 1999 and $100 million floating rate notes issued on September 17, 1999. See "Regulatory Matters" for more details regarding the California bonds.

Construction Expenditures and Financing
---------------------------------------

     The Company's construction program and capital requirements for the period 1999-2003 were originally discussed in the Company's 1998 Annual Report on Form 10-K. Of the amount projected for 1999 ($112.7 million), $78.9 million (70.0%) was spent as of September 30, 1999. Internally-generated funds provided 57.7% of all construction expenditures.

     On July 28, 1999, immediately following the consummation of the merger between the Company's parent, Sierra Pacific Resources "SPR" and Nevada Power Company, the Company put into place a $150 million unsecured revolving credit facility with Mellon Bank, N.A., as Administrative Agent, First Union National Bank and Wells Fargo Bank, N.A., as Syndication Agents, and certain other participating banks. This facility may be used for working capital and general corporate purposes, including for commercial paper backup, and replaced all existing credit facilities of the Company.

     On October 1, 1999 Sierra Pacific Power Company provided Notice of Redemption to the holders of Preferred Stock, Series A, $2.44 Dividend (4.88%), Series B, $2.36 Dividend (4.72%) and Series C, $3.90 Dividend (7.80%). The company paid $23.8 million on November 1, 1999 to effect the redemption. The amount paid included the preferred stock par value of $23.1 million, a call premium of $.4 million and accrued dividends of $.3 million.

Pinon Pine Power Project
------------------------

     As reported in the Company's 1998 Annual Report on Form 10K, the Company has been in dispute with the DOE concerning funding of the remaining $14 million under the cooperative agreement and the allowance of previously incurred natural gas fuel cost paid by the DOE. On November 2, 1999 the Company reached final agreement with the DOE regarding the allowability of previously incurred natural gas costs. The agreement also redefines the cooperative agreement performance period and the responsibilities of both parties through the remainder of the agreement. The period of performance is extended until January 1, 2001 or until the facility is sold or operational control is transferred. The DOE agrees to share past fuel costs and future natural gas costs used to fuel the gas combustion turbine during periods when air extraction from the process is directed to the gasifier island. In the agreement, the Company agreed to undertake reasonable efforts to make the gasifier operational that include capital improvements of $3.8 million, half of which will be funded by the DOE, and a commitment to provide a defined level of operating expenses and other engineering resources.

     The Company is continuing in its efforts to obtain sustained operation of the gasifier by identifying and redesigning problem areas.

Merger
------

     On July 28, 1999 the merger between SPR and Nevada Power Company was finalized.

     On June 11, 1999, following approvals from the Department of Justice (April 16, 1999) and the SEC (expiration of comment period on June 8, 1999), the PUCN gave unanimous approval of a stipulation between the merging companies, PUCN staff and the Utility Consumer Advocate, regarding the merging companies' joint divestiture plan. As part of the stipulation, the companies were required to re-file the divestiture plan and file the final Independent System Administrator
(ISA) proposal with the PUCN and the Federal Energy Regulatory Commission
(FERC). The last filing was submitted in October 1999. The PUCN merger order provides that upon selling the generating units, both companies can determine how they will use the proceeds of the sales, up to the book value of the plants. Any after-tax gains above book value will be used to offset stranded costs, as determined by the PUCN. The PUCN order also provided that any remaining gains can be used to offset goodwill. After-tax gains may not be sufficient to offset goodwill. However, if the combined Company demonstrates that the divestiture "resulted in a market for generation services that produced market prices that are lower than what could have been achieved otherwise, the combined Company may include in the general rate a request to recover goodwill." The Company expects that most of the generation facility sales will be completed by late-2000.

     Following the issuance of the PUCN order on the merger, the Nevada Legislature passed SB 438 which amended the restructuring process in Nevada. Among other provisions, it required the utilities to provide last resort service at a capped price, and provided that any shortfall experienced by the utilities in revenues from the capped rates over experienced costs could be recovered from the net gain from the generation divestiture. It is the utilities' position that any net gain must first be applied to any such shortfall; any remaining net gain may then be used to offset stranded costs and then allocated to goodwill.

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

         Through September 30, 1999 the Company had incurred a total of $28.5 million in capitalized costs since merger work began. The capitalized amounts consist of $17.3 million of transaction and transition costs and $11.2 million of employee separation costs.

         See Regulatory Matters - Electric Restructuring Activities, regarding
         ----------------------   ---------------------------------
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

         On April 21, 1999, the PUCN approved refunds of $8.0 million in electric and $1.5 in gas, plus interest, for the 1997 earnings sharing case. The gas refund reflects the PUCN's acceptance of the Company's recommendation to apply $0.4 million of the refund to offset the variable interest receivable balance. The PUCN deferred its decision on several issues which could result in an additional $1.5 million of refunds in the 1997 earnings sharing case. The Company had originally requested to refund $7.3 million for electric and $1.7 million for gas. All amounts are provided for in the financial statements.

         On April 30, 1999, the Company filed an earnings sharing request, based on 1998 earnings, of $7.0 million for electric customers and $1.9 million for gas customers. On August 19, 1999, the PUCN approved a stipulation between the Company, Staff, and the Utilities Consumer Advocate, which resulted in a $7.4 million and a $2.0 million refund to electric and gas customers, respectively.

Affiliate Transaction Rules and Affiliate Applications to Provide Potentially Competitive Services

         The Company and Nevada Power Company filed a joint motion to set aside or modify the affiliate transaction rules adopted by the PUCN on January 14, 1999. The Companies requested the PUCN to modify the rules related to name/logo, sharing services, sharing officers and directors, and transfer pricing. To date the PUCN has not acted on this motion. On March 30, 1999 the Company and Nevada Power filed with the District Court a "Complaint and Petition for Declaratory and Injunctive Relief and for Judicial Review" relating to the Affiliate Transaction Rules. The companies asked that the court find that the rules "violate plaintiff's federal and state constitutional guarantees, are unlawful and invalid because they were enacted in violation of the procedural and substantive provisions of the Administrative Procedures Act, and are unlawful and invalid because they exceed the authority of the PUCN and are unsupported by the evidence." The Companies asked that the court order the PUCN "to cease and desist from enforcing the regulations." There has been no action in the court case.

         The PUCN issued an order consolidating the merging Companies' applications for authorization to provide potentially competitive services, and hearings were held June 28-30,1999. On August 31, 1999, the PUCN issued an order denying the Companies' application. On September 15, 1999, the Companies filed a Petition for Reconsideration of the PUCN's order denying the application.

Electric Restructuring Activities

         In July 1997, the Governor of Nevada signed into law Assembly Bill 366 (AB366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999. However, in early February 1999, the PUCN recommended to the state legislature that the start date for competition be delayed to allow more time for consideration of issues as a result of restructuring. On April 19, 1999, the Nevada Senate passed SB438, which is an amendment to AB366. In July 1999 the Governor of Nevada signed SB438 into law. The new law contains the following provisions:

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

 .  Repeals deferred energy for electric operations October 1, 1999.

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

         During the hearing on the proposed past cost rule on June 1, 1999, the PUCN determined that the impacts of SB 438 on existing and proposed electric restructuring regulations should be evaluated. The PUCN issued Procedural Orders 13 and 14 and held workshops to discuss the impact of SB 438.

         See the Company's Annual Report Form 10-K for more information regarding the issues being considered as a result of restructuring of the electric industry in Nevada. The following are highlights of recent restructuring activity:

Compliance Plan (Dockets 99-4001/4002)

         On April 1, 1999, the Company filed Phase I, the revenue requirements and unbundling study portions, of the Restructuring Compliance Filing with the PUCN. The filing includes the development of electric revenue requirements for the test period 1998. In the unbundling study, the revenue requirements were assigned and allocated to a number of service components including generation, aggregation, transmission, distribution, metering, billing, and customer services. On April 30, 1999, the Company filed Phase II which included the proposed bundled rate design. Phase III will be filed 15 days following a PUCN decision on Phases I and II and will include full proposed tariffs for distribution service and all other noncompetitive services

         On September 23, 1999, the PUCN issued an interim order on the Company's Phase I Compliance Plan filing. The order contained the PUCN's decision on revenue requirements, return on equity, depreciation, and the unbundling study. The PUCN's decision establishes a new (lower) revenue requirement for the vertically integrated electric utility that is based on a return on equity rate of 10.25%, changes to generation and distribution depreciation rates, other rate base and operating expense adjustments. The order also establishes an electric distribution return on equity rate of 9.85% that reflects a 40 basis point risk adjustment from the integrated electric utility. The Company believes that SB 438 established the current revenue requirement for the vertically integrated electric utility as present rate revenues. However, the order denied the Company's motion to consider the impacts of SB 438 on the Compliance Plan filing. The Company filed a Petition for Reconsideration and the Phase II Compliance Plan filing on October 8, 1999.

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

         The Company and Nevada Power conducted informal workshops with the appropriate parties to resolve issues related to Rules 9 (Line Extensions) and 15 (Non-Utility Generation Facilities) of the Distribution Open Access Tariffs. Rule 9 provides for competition in line extension designs and construction while Rule 15 provides procedures for the connection of non-utility generators. A settlement was reached resolving Rule 15 and filed with the PUCN on June 18, 1999. Another settlement was reached resolving Rule 9 and was filed with the PUCN on July 9th.

Past Costs

         Past costs, which are commonly referred to as stranded costs in other jurisdictions, continue to be addressed in 1999. AB366 permits the recovery of generation costs pursuant to specified legal criteria. The PUCN has conducted several workshops on past costs in which various topics were discussed, including the characteristics that define recoverable past costs, criteria for evaluating the effectiveness of mitigation efforts, options for cost recovery mechanisms and applicable tax and accounting issues.

         On April 8, 1999, the PUCN issued a revised proposed rule that specifies the information a utility must include in its request for recovery of past costs. The final rule is expected to include the date for the submission of filings to recover past costs, which will likely be 45 days after the order from the compliance plan filing is issued.

         On June 1, 1999, the PUCN began and suspended the hearing on the proposed past cost rule. Due to the passage of SB 438, the PUCN determined that this rule and other regulations should be evaluated to investigate the impact of SB 438 has on this and other pending and adopted regulations. The PUCN has scheduled a hearing on November 8, 1999, on the proposed past cost rule. The Company has not completed an estimate of its past costs, since such a calculation is dependent on a variety of issues related to restructuring which are not resolved at this time. These rules are expected to be completed and any required past cost filing will be made late in 1999 or early 2000.


Provider of Last Resort

         The provider of last resort (PLR) will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins. On March 16, 1999 the PUCN issued a revised proposed rule for PLR. A hearing was held April 26, 1999. A new procedural final order was issued regarding those matters.

         The PUCN proposed PLR format requires the PLR functions to be performed by a regulated affiliate of the Company and not by the electric distribution utility. The business activities of the PLR affiliate must be limited to the PLR function. The Company and Nevada Power filed joint comments which outlined concerns that the PUCN proposed PLR format would not be financially viable. The PUCN issued Procedural Order 11 to request comments on the financial viability of the PUCN proposed PLR format.

         SB 438 specifically provides for the electric distribution utility to provide PLR services until July 1, 2001. The PUCN has scheduled a workshop on November 8, 1999 on a new proposed rule for the PLR.

Independent Scheduling Administrator

         The Company has participated in interim Independent Scheduling Administrator (iISA) working groups which are developing iISA standards, protocols and procedures. The PUCN issued a "Notice of Request for Comments and Notice of Workshop" to hear from entities interested in performing the iISA function, the timeline, the functions to be performed, the costs and how these entities will adhere to the PUCN iISA principles. The PUCN held a workshop on the proposed iISA on July 14, 1999. Presentations were made by the Mountain West ISA and the California ISO. The workshop was continued on July 22, 1999.

         On behalf of the Mountain West ISA, the Company and Nevada Power submitted a filing to establish the ISA with the Federal Energy Regulatory Commission ("FERC") on July 23, 1999. See "Regulatory Matters - FERC Matters-Independent Scheduling Administrator (ISA)". The PUCN held a workshop to discuss the adequacy of the ISA proposal.

         On September 13, 1999, the Company and Nevada Power filed a brief on recovery of ISA funding. On September 17, 1999, the PUCN issued a Procedural Order setting the schedule for a hearing on the ISA filing. The PUCN identified two issues for the hearing on October 25, 1999: ISA funding and pre-existing contracts. The PUCN also requested parties to file a list of additional issues. The Company and Nevada Power filed a response to the PUCN Procedural Order and testimony for the hearing.

Meter and Data Exchange

         The PUCN issued a Notice of Tariff Filing and Notice of Hearing on meter and data exchange standards and protocols on September 23, 1999. The hearing was held on October 27, 1999 and an order on the issue is pending.

Gas Restructuring

         To comply with Nevada AB 366 for natural gas deregulation, the PUCN is developing new natural gas rules. To develop new rules, the PUCN is following similar processes as in electric restructuring.

Gas Licensing

         On January 7, 1998, the PUCN issued an order adopting a final rule for licensing which was adopted as a temporary regulation.

         On February 9, 1999, the PUCN issued a proposed rule for gas licensing fees. On March 23, 1999 the PUCN held a workshop on the proposed rule for licensing fees for alternative sellers. The hearing, also scheduled for this day, was postponed. The PUCN re-issued the proposed rule and held hearings in March and June. The PUCN is expected to adopt the proposed rule at its next agenda meeting.



                              California Matters

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

         In order for the Company to recover transition and associated costs, the California Public Utilities Commission (CPUC) authorized the establishment of non-bypassable, usage-based, per kilowatt hour charges ("FTA Charges") to be included in the regular utility bills of residential and small commercial consumers located in the historical service territory of the Company in California. The right to receive payments made in respect of the FTA Charges is referred to as Transition Property.

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

                                 FERC Matters

Alturas

         On April 15, 1999 the FERC approved the settlement in the Import Limit Case which had previously been certified by the Administrative Law Judge in June 1998. The settlement provides for a continuation of the current import limit allocation until the Alturas intertie is in service. At that time and until February 28, 2001, Truckee Donner Public Utility District (TDPUD) will receive 30 MW of import capability. After February 28, 2001, allocation of import capacity will be determined by the FERC based on the results of the Company's 1998 Resource Plan and a subsequent filing with the FERC in 1999.

Regional Transmission Organizations

         On May 13, 1999, the FERC issued a Notice of Proposed Rulemaking on Regional Transmission Organizations (RTOs). The FERC proposed characteristics of an RTO and also the requirement for utilities to form or join RTOs.

Merger

         On April 14, 1999, the FERC voted to approve the merger of SPR, the Company and Nevada Power, as proposed. In approving the merger the FERC required the companies to divest of their generation facilities (as proposed by the companies) and required Nevada Power to file an update of its transmission rates (also proposed by the companies).

         On May 17/th/, TDPUD filed a Petition for Rehearing of the FERC's order approving the merger. TDPUD claims the FERC violated its own policy by allowing the merger to be consummated prior to divestiture of generation assets. The Company and Nevada Power filed an answer to TDPUD's Petition for Rehearing in May. On July 14, 1999, the FERC denied in all aspects TDPUD's petition.

Transmission Rate Case

         On March 30, 1999, the Company filed with the FERC to increase its open access transmission rates. The Company requested an increase of $16 million in the annual revenue requirement for network service. The point-to-point rate would increase from $2.80 /kW-mo. to $3.21 /kW-mo. This filing incorporates the Alturas intertie, completed in December 1998, and the reclassification of transmission and distribution facilities approved by the PUCN last summer.

         On May 28, 1999, as expected, the FERC issued an order setting the rate case for hearing. The proposed rates are accepted subject to refund and suspended until November 1, 1999. On June 14, 1999, as required by the May 28 order, the Company filed additional information on the proposed transmission and distribution (T&D) reclassification. The Company also requested that the FERC accept the filing and approve the T&D split. On July 29, 1999 the FERC accepted the Company's proposed T&D reclassification. The hearing will commence on January 25, 2000.

Generation Tariffs

         On March 31, 1999, the Company filed Docket No. ER99-2332 with the FERC for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of the Company's generation would operate after divestiture. The tariffs permit market-based rates after the offering of capacity under a cost-based recourse approach.

         Motions to intervene and protest in the Company's generation tariffs rate case were due on April 20, 1999. Newmont, City of Fallon, and TDPUD filed motions to intervene and protest. Barrick (a mining company) filed a motion to intervene with comments. Several other parties also filed interventions. The PUCN filed motion to intervene and protest one day after the date established by the FERC. The PUCN requested the FERC to hold the proceedings in abeyance to allow the PUCN more time to review Sierra's divestiture plan filing.

         The Company filed an Answer to the protests filed on the tariff on May 5, 1999. In response to the PUCN request, the Company requested that the FERC rule on the Company's tariff by November 30, 1999 (rather than September 30, 1999) to allow the PUCN more time. The Company also provided clarification in response to other protests.

         On July 20, 1999, the Company filed a motion to expedite the FERC's consideration of the tariff. The motion requested that the FERC approve the tariff by September 30, 1999 since the PUCN issues were resolved.

Independent Scheduling Administrator (ISA)

         On July 23, 1999, the Company and Nevada Power submitted a filing to establish the Mountain West ISA (Docket ER97-3719). The proposal centers on the formation of an interim ISA called Mountain West ISA, which will ensure the non-discriminatory treatment of transmission customer in two wholesale electricity markets; one in northern Nevada and one in southern Nevada. The formation of the ISA is viewed as an interim step in the move to broader regional restructuring of the electric service industry in the western United States.

         Fifteen parties filed to intervene in the ISA filing. On September 17, 1999, the Company, Nevada Power and the Mountain West ISA filed answers to the protests filed on the ISA filing. The California ISO filed an answer to the Company's and Nevada Power's response to their protest on September 28, 1999.

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

         In 1996, the Company established its Y2K project to address Y2K issues. The project's scope includes: (1) business application systems (including, but not limited to, customer information and billing) and financial systems (including time reporting, payroll, general ledger, accounts payable and purchasing, and end-user developed systems); (2) embedded systems (including equipment that operates or controls operating facilities such as power plants, electric transmission and distribution, water, gas, telecommunications, and information technology systems); (3) customer, vendor, and supplier relationships and (4) testing and contingency planning.

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

         The Company has successfully completed implementing 100% of its mission critical business systems.

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

         The Company participated in the North American Electric Reliability Council's (NERC) September 9, 1999 nation-wide readiness drill for utilities. The purpose of the drill was to test alternative lines of communications by simulating loss of data and voice communications, and to train and prepare staff for the millennium date rollover. The Company experienced a few minor procedural problems, that have since been corrected.

         In September 1999, the Company completed an independent audit conducted by Sargent and Lundy (S&L). In summary the S&L final report stated, "During the course of the audit, S&L discovered no evidence to indicate that mission critical systems at selected power stations would not perform as expected...."

Vendors and Suppliers

         The Company has contacted, in writing, all vendors and suppliers of products and services that it considers critical to its operations. These contacts have included, but were not limited to, suppliers of interstate transportation capacity for coal supplies, natural gas producers, financial institutions, and telephone service providers. The Company has met one on one with several of its critical vendors and suppliers to assess their Y2K readiness. From these meetings, the Company feels that these vendors and suppliers have a viable Y2K program and that they will meet their commitments to the Company. If it becomes necessary, the Company may consider new business and procurement alternatives for products and services as necessary to the extent that alternatives are available.

Major Customers

         The Company has met face to face with many of its major customers to share its progress on Y2K. Also discussed at these meetings is the customer's Y2K readiness. The Company will continue to keep its major customers informed as to its progress on Y2K remediation, testing and contingency planning.

Contingency Planning

         The Company's Y2K strategies include contingency planning for both business and embedded systems. The planning effort includes critical Company areas such as electric generation, water, gas, telecommunications, building facilities, information technology, networks, vendors, suppliers, and operations personnel. Quick action response teams and additional Company personnel are planned to be available for the century rollover. Additionally, the Company's Emergency Operations Center (EOC) will be activated for the century rollover. All Company contingency plans were completed as of September 30, 1999.

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

         The Company currently estimates that its total incremental expenditures for the Y2K effort, since it began identification of Y2K cost, will be approximately $5.9 million. This estimate has been reduced from amounts previously reported based on updated assessments of the project costs. Y2K costs include assessment, remediation, testing, and contingency planning activities. Of the total project costs, about $4.0 million was incurred through September 30, 1999.

         Approximately $2.5 million of the expenditures relate to business systems, and $1.5 million relate to the Company's embedded systems. The Company anticipates that the remaining expenditures will be spent on remediating non-mission critical systems, and equipment necessitated by the contingency plans.

         The Company's Y2K program is progressing and the Company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the information previously disclosed regarding quantitative and qualitative market risk in the Company's 1998 Annual Report on Form 10-K.

PART II
-------

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits filed with this Form 10-Q.


      (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements filed on Form 10-Q for the nine month period ended September 30, 1999, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)   Reports on Form 8-K


      None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Sierra Pacific Power Company
                                     ----------------------------------
                                                (Registrant)





Date: November 15, 1999                By      /s/ Mark A. Ruelle
      ---------------------               ---------------------------------
                                                    Mark A. Ruelle
                                               Senior Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)





Date: November 15, 1999                By      /s/ Mary O. Simmons
      ---------------------               ---------------------------------
                                                   Mary O. Simmons
                                                     Controller
                                           (Principal Accounting Officer)