Form 10-K405
period 1999-12-31
SIERRA PACIFIC RESOURCES; NEVADA POWER CO
filed 2000-03-28
CIK 741508, 71180

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999


                  Registrant, State of Incorporation, Address of
Commission File   Principal Executive Offices and Telephone        I.R.S. employer          State of
Number            Number                                           Identification Number    Incorporation

1-8788            SIERRA PACIFIC RESOURCES                         88-0198358               Nevada
                  P.O. Box 10100 (6100 Neil Road)
                  Reno, Nevada 89520-0400 (89511)
                  (775) 834-4011

1-4698            NEVADA POWER COMPANY                             88-0045330               Nevada
                  6226 West Sahara Avenue
                  Las Vegas, Nevada 89146
                  (702) 367-5000

Securities registered pursuant to Section 12(b) of the Act:
  Securities of Sierra Pacific Resources:
  --------------------------------------
     Common Stock, $1.00 par value                     New York Stock Exchange
     Common Stock Purchase Rights                      New York Stock Exchange

  Securities of Nevada Power Company and subsidiaries:
  ----------------------------------------------------
     8.2% Cumulative Quarterly Income                  New York Stock Exchange
     Preferred Securities, Series A,
     issued by NVP Capital I

     7 3/4% Cumulative Quarterly Trust Issued          New York Stock Exchange
     Preferred Securities, issued by NVP Capital III
               (Title of each class)                     (Name of exchange on
                                                           which registered)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ___
                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

State the aggregate market value of the voting stock held by non-affiliates. As of March 21, 2000: $ 1,048,866,818

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value, of Sierra Pacific Resources        Outstanding at March 21, 2000: 78,419,949 Shares
 Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $1.00 stated value, of Nevada Power
 Company.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders, to be held June 19, 2000, are incorporated by reference into Part III hereof.

This combined Annual Report on Form 10-K is separately filed by Sierra Pacific Resources and Nevada Power Company. Information contained in this document relating to Nevada Power Company is filed by Sierra Pacific Resources and separately by Nevada Power Company on its own behalf. Nevada Power Company makes no representation as to information relating to Sierra Pacific Resources or its subsidiaries, except as it may relate to Nevada Power Company
================================================================================

                           SIERRA PACIFIC RESOURCES
                         1999 ANNUAL REPORT FORM 10-K
                                   CONTENTS

PART I...........................................................................................................     3

ITEM 1.        BUSINESS (1)......................................................................................     3
   SIERRA PACIFIC RESOURCES......................................................................................     3
   INTRODUCTION..................................................................................................     4
   BUSINESS OUTLOOK AND OVERVIEW.................................................................................     6

ITEM 2.        PROPERTIES........................................................................................    26

ITEM 3.        LEGAL PROCEEDINGS.................................................................................    26

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................    27

PART II..........................................................................................................    31

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS (SPR)....................    31

ITEM 6.        SELECTED FINANCIAL DATA...........................................................................    32

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS..............................................................    32

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (SPR)...............................    48

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................    49
   INDEPENDENT AUDITORS' REPORT..................................................................................    50
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................................    62

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.............    95

PART III.........................................................................................................    96

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................    96

ITEM 11.          EXECUTIVE COMPENSATION.........................................................................    96

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................    96

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................    96

PART IV..........................................................................................................    97

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS on FORM 8-K...............................    97
   SIGNATURES....................................................................................................    99
   INDEPENDENT AUDITORS' REPORT..................................................................................   100

                                    PART I

(1) The information in this Form 10-K, and in the Form 10-K of SPPC attached as an Appendix, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause SPR's, NVP's or SPPC's actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount NVP and SPPC are allowed to recover from customers for certain costs that prove to be uneconomic in the new competitive market; (4) regulatory delays or conditions imposed by regulatory bodies in approving the acquisition of Portland General Electric;
    (5) the outcome of ongoing and future regulatory proceedings; (6) management's ability to integrate the operations of SPR, NVP, SPPC, and Portland General Electric and to implement and realize anticipated cost savings from the merger of SPR and NVP and the acquisition of Portland General Electric; (7) the results of the contemplated sales by NVP and SPPC of their Nevada generating assets; (8) industrial, commercial and residential growth in the service territories of NVP and SPPC; (9) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (10) changes in the capital markets and interest rates affecting the ability to finance capital requirements;
    (11) the loss of any significant customers; (12) the weather and other natural phenomena; and (13) changes in the business of major customers which may result in changes in the demand for services of NVP or SPPC. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPR assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

ITEM 1.   BUSINESS

                           SIERRA PACIFIC RESOURCES

     Sierra Pacific Resources, hereafter known as SPR, was incorporated under Nevada Law on December 12, 1983. SPR's mailing address is P.O. Box 30150 (6100 Neil Road), Reno, Nevada 89520-3150.

     SPR has seven primary, wholly owned subsidiaries: Nevada Power Company
(NVP), Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company
(TGPC), Sierra Pacific Communications (SPC), Sierra Energy Company dba e.three (e.three), Sierra Pacific Energy Company (SPE), and Lands of Sierra (LOS).

                                 INTRODUCTION
                    AN EXPLANATION OF THE REPORTING FORMAT

     The body of this report describes the merger between Sierra Pacific Resources and Nevada Power Company, which was completed on July 28, 1999. The form of this merger resulted in reporting and accounting requirements, which may be difficult for the reader of the document to understand. The purpose of this section is to bring clarity to the reporting and accounting methods and to assist the user of the report in understanding all aspects of Sierra Pacific Resources and its subsidiaries.

     The merger between Sierra Pacific Resources and Nevada Power Company is a reverse acquisition. Specifically, Sierra Pacific Resources is the legal parent of Nevada Power Company after the merger. In addition, Sierra Pacific Resources remained the parent of its pre merger subsidiaries, including Sierra Pacific Power Company. However, for financial reporting and accounting purposes, Nevada Power Company was determined to be the acquiring entity under the guidance of Accounting Principles Board Opinion No. 16, Business Combinations.

     As a result, the consolidated financial statements included in this report represent the requirements of purchase accounting, with Nevada Power Company represented as the acquirer. Under this financial presentation two general items must be noted. First, all historic financial information presented in the financial statements is that of Nevada Power Company; that is, the information presented for 1998 and 1997 reflects the amount previously reported for Nevada Power Company in its Annual Report on Form 10-K and includes no information for Sierra Pacific Resources. Second, the financial information for the year ended December 31, 1999 reflects the acquisition of Sierra Pacific Resources by Nevada Power Company on August 1, 1999. Therefore, the results of operations reflect twelve months of information for Nevada Power Company and five months of information for Sierra Pacific Resources and its pre merger subsidiaries. This presentation is carried forward to the notes to the financial statements so that the notes are consistent with the financial statements of which they are an integral part.

     In order to provide insight into the significant operations of the consolidated entity, the discussion has been divided wherever possible to highlight the activities of the major subsidiaries of Sierra Pacific Resources. Specifically, Item 7, Management's Discussion and Analysis includes a table, which provides separate operating results for the major subsidiaries, Nevada Power Company and Sierra Pacific Power Company. The table also provides the total Other Subsidiaries operating results as well as the Consolidated Total. This format allows the discussion to be focused on the operating results of each entity. This discussion is performed by the inclusion of a brief paragraph of the minor subsidiaries, which comprise the Other Subsidiaries. Sierra Pacific Power Company, is required to file a stand-alone Annual Report on Form 10-K. Therefore, its operating results for the entire year of 1999 are thoroughly discussed in its Annual Report on Form 10-K and included in this report by reference. The line-by-line discussion, included in this report, therefore focuses on Nevada Power Company's operating results. Therefore a review of this report, which covers the Management Discussion and Analysis for Nevada Power Company and the Annual Report on Form 10-K of Sierra Pacific Power Company, which is attached, will provide the reader with a comprehensive analysis of the results of operations of the consolidated entity.

     This Item 1, Business, goes on to discuss the major operations of the consolidated entity. It then discusses the Electric Industry Trends, the Sierra Pacific Resources and Nevada Power Company Merger and Generation Divestiture for the consolidated entity. The next sections of Item 1 include a detailed discussion of the Business & Competitive Environment, Major Projects and Financing Programs, Construction Program, Facilities & Operations, General Regulation and Rate Proceedings for

Nevada Power Company only. This presentation allows the reader to focus on the main business issues of Nevada Power Company. The same issues are discussed for Sierra Pacific Power Company in its stand-alone Annual Report on Form 10-K, which is included by reference.

     The discussion of the Environment, includes not only the significant issues of Nevada Power Company but also the remainder of Sierra Pacific Resources, other than Sierra Pacific Power Company, which is discussed in its Annual Report on Form 10-K.The remainder of Item 1 is general information, which is reported on a consolidated basis.

     Item 5, Market for the Registrant's Common Stock and Related Stockholder Matters, reflects the stock prices and dividends paid for Sierra Pacific Resources, including the information for periods before the merger, for SPR.

     Item 6, Selected financial data is presented in a manner consistent with the financial statements. All historic information presented is that of Nevada Power Company.

     Item 7A, Quantitative and Qualitative Disclosures About Market Risk, presents data related to all of consolidated long-term debt at the end of the year and therefore includes the debt of SPR and all its subsidiaries.

     To further assist the reader, parenthetical references are included after each major section title. These references provide insight into the specific entity addressed in the section. References to SPR refer to the consolidated entity, except for the section related to debt financing in which SPR debt is discussed separately from that of its subsidiaries.

                         BUSINESS OUTLOOK AND OVERVIEW

PORTLAND GENERAL ELECTRIC ACQUISITION
-------------------------------------

     On November 8, 1999, SPR and Enron Corporation (Enron) announced that they had entered into a purchase and sale agreement for Enron's wholly owned electric utility subsidiary, Portland General Electric Company (PGE). PGE is an electric utility serving more than 700,000 retail customers in northwest Oregon. PGE will become a wholly-owned subsidiary of SPR. Under terms of the agreement, Enron will sell PGE to SPR for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. In addition, $1.0 billion in PGE debt and preferred stock will be reflected in SPR's Consolidated Financial Statements. At closing, the transaction will be financed through a bank loan. Ultimately, the transaction is expected to be financed with $750 million of the proceeds from the sale of the Nevada generation assets of SPR's NVP and SPPC subsidiaries, the issuance by SPR of debt and equity securities, and internal cash flow.

     The proposed transaction is subject to customary closing conditions, including, without limitation, the receipt of all necessary governmental approvals, including the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), the Oregon Public Utility Commission
(OPUC) and the Nuclear Regulatory Commission. Also, SPR intends to register with the SEC as a public utility holding company under the Public Utility Holding Company Act. SPR has filed a Petition for Declaratory Judgment with the Public Utilities Commission of Nevada (PUCN) seeking its waiver of jurisdiction over SPR's conversion to a public utility holding company. SPR completed its filings with the FERC, the Department of Justice, the OPUC and the SEC by March 3, 2000. Approvals are expected to be received by the second half of 2000.

SUBSIDIARIES OF SIERRA PACIFIC RESOURCES
----------------------------------------

Nevada Power Company
--------------------

     NVP is an operating public utility that provides electric service in Clark County in southern Nevada. The assets of NVP represented 52% of the consolidated assets of SPR at December 31, 1999. NVP provides electricity to approximately 566,700 customers in the communities of Las Vegas, North Las Vegas, Henderson, Searchlight, Laughlin and adjoining areas. Service is also provided to Nellis Air Force Base and the Department of Energy at Mercury and Jackass Flats at the Nevada Test Site. For a detailed discussion of NVP matters, see the discussion that follows SPR's other subsidiaries.

Sierra Pacific Power Company
----------------------------

     SPPC is an operating public utility primarily engaged in the distribution, transmission, generation, purchase and sale of electric energy. SPPC also provides natural gas and water services in the Reno/Sparks area of Nevada. The assets of SPPC represented 40% of the consolidated assets of SPR at December 31, 1999. SPPC provides electricity to approximately 302,000 customers in a 50,000 square mile service area including western, central and northeastern Nevada, including the cities of Reno, Sparks, Carson City, Elko, and a portion of eastern California, including the Lake Tahoe area.

     A complete description of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1999, attached hereto as an Appendix.

Tuscarora Gas Pipeline Company
------------------------------

     TGPC was formed as a wholly owned subsidiary in 1993 for the purpose of entering into a partnership (Tuscarora Gas Transmission Company or TGTC) with a subsidiary of TransCanada to develop, construct and operate a natural gas pipeline to serve an expanding gas market in Reno, northern Nevada, and northeastern California. In December 1995, TGTC completed construction and began service on its 229-mile pipeline extending from Malin, Oregon to Reno, Nevada. TGTC interconnects with PG&E Gas Transmission-Northwest (PG&E GT-NW) at Malin, Oregon. PG&E GT-NW is a major interstate natural gas pipeline extending from the U.S./Canadian border, at a point near Bonners Ferry, Idaho to the Oregon/California border. The PG&E GT-NW system provides TGTC customers access to natural gas reserves in the Western Canadian Sedimentary basin, one of the largest natural gas reserve basins in North America. As of December 31, 1999, SPR had an investment of approximately $16.4 million in this subsidiary.

     As an interstate pipeline, TGTC provides only transportation service. SPPC was the largest customer of TGTC during 1999, contributing 95% of revenues. Malin, Oregon began taking service from TGTC during October 1996. The Sierra Army Depot at Herlong, California began taking service from TGTC October 1997. In 1998, TGTC began serving two new customers - the United States Gypsum Company located north of Empire, Nevada and HL Power Company located northwest of Wendel, California.

     For a discussion of TGPC's results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sierra Pacific Communications
-----------------------------

     SPC, formerly Sierra Pacific Media Group, was created to examine and pursue telecommunications opportunities that leveraged existing skill sets of installing and deploying pipe and wire infrastructure. SPC presently has fiber optic assets deployed in the cities of Reno and Las Vegas. The expanding telecommunications market in these areas should provide continuing future opportunities to expand this fiber base and other profitable opportunities.

     For a discussion of SPC's results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

e.three
-------

     e.three was organized in October 1996 as an unregulated wholly owned subsidiary of SPR. It provides comprehensive energy and other business solutions in commercial and industrial markets. This is accomplished by offering a variety of energy-related products and services to increase customers' productivity and profits and improve the quality of the indoor environment. These products and services include: technology and efficiency improvements to lighting, heating, ventilation and air-conditioning equipment; installation or retrofit of controls and power quality systems; energy performance contracting; end-use services; and ongoing energy monitoring and verification services.

     In September 1998, e.three and Nevada Electric Investment Company (NEICO), a wholly-owned subsidiary of Nevada Power Company, formed e.three Custom Energy Solutions, LLC, a Nevada limited liability company, for the purpose of selling and implementing energy-related performance contracts and similar energy services in Southern Nevada. e.three Custom Energy Solutions, LLC's primary focus for its sales activities is in the commercial and industrial markets. During the latter half of 1999, e.three Custom Energy Solutions, LLC began developing a chilled water-cooling plant in the downtown area of Las Vegas. The plant will be owned by e.three Custom Energy Solutions, LLC and will supply the indoor air-cooling requirements for a number of businesses in its immediate vicinity. The plant is expected to be operational in the third quarter of 2000.

     In October 1998, e.three acquired Independent Energy Consulting, Inc.
(IEC), a California based company, in an exchange of SPR stock for all of IEC's stock. IEC provides energy procurement management, third party auditing, performance contract consulting and strategic energy planning in the industrial and commercial markets.

     For a discussion of e.three's results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sierra Pacific Energy Company
-----------------------------

     SPE was formed to market a package of technology and energy-related products and services in Nevada. SPE filed an application with the PUCN to be licensed as an Alternative Seller of Electricity in the State of Nevada. Except for its interest in the Aladdin project discussed below, SPE has withdrawn its application with the PUCN to be licensed as an Alternative Seller of Electricity in the State of Nevada and is dissolving its retail energy marketing efforts. SPE will retain its interest in the Northwind Aladdin LLC (a limited liability company owned by NEICO & UTT Nevada, Inc., an affiliate of Unicom Thermal Technologies, Inc.) to own, construct and maintain the facility for the production and distribution of chilled water, hot water, and emergency electric power for the Aladdin project in Las Vegas, Nevada.

     For a discussion of SPE's results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Lands of Sierra
---------------

     Lands of Sierra (LOS) was organized in 1964 to develop and manage SPPC's non-utility property in Nevada and California. These properties previously included retail, industrial, office and residential sites, timberland, and other properties. Remaining properties include land in Nevada and California. SPR has decided to focus on its core energy business. In keeping with this strategy, LOS continues to sell its remaining properties.

     For a discussion of LOS' results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ELECTRIC INDUSTRY TRENDS (SPR)
------------------------------

     On July 28, 1999, SPR completed its merger with NVP. More than 30 other mergers of electric and/or gas companies were pending, announced, or completed in 1999. Merger and acquisition activity is expected to continue into the next decade, as companies' position themselves for continued electric restructuring throughout the United States.

     SPR announced its plan to divest its generation assets in June 1998. A stipulation on the Divestiture Plan was approved by the PUCN in February 2000. This stipulation will clear the way for the Divestiture process to begin. See detail discussion on the divestiture in the Generation Divestiture Section.

     Federal and state legislation is moving the electric utility industry toward competition. Federal and state regulators play critical roles in establishing a competitive marketplace. Currently, 21 states have passed restructuring bills, and 19 more states are considering legislation to restructure their electric markets. In addition, the U.S. Congress is considering national legislation that would implement electric restructuring across the nation. Passage of a comprehensive federal bill is expected within the next several years. Regulatory changes generally focus on the unbundling of utility functions into separate products and services. The major product being opened to competition is energy (e.g., kilowatt hours). Other services such as meter reading and billing are also being opened to competition in some states, including California and Nevada. The delivery of energy (e.g., transmission and distribution) to businesses and homes remains a utility product regulated by the FERC and state regulators.

     On December 15, the FERC issued Order No. 2000, a long awaited rule on Regional Transmission Organizations (RTO's). The implementation of Order No. 2000 is expected to have major long-term effects on the electric power markets by promoting regionalization of the transmission grid.

     SPR's utility subsidiaries are subject to California, Nevada and the FERC regulatory jurisdiction. Federal and state regulation will continue to play an active role in SPR's utility businesses. SPR's electric system demand exceeds the import capabilities of its transmission system. Accordingly, some of SPR's generation capacity has been identified as "must run" in order to meet load. Tariffs governing the availability and pricing of "must run" facilities after the divestiture of generation have been approved by the FERC (see Generation Divestiture). The FERC will also regulate SPR's subsidiaries' electric transmission system. The states will continue to regulate retail distribution services determined to be non-competitive.

     All of NVP's and the majority of SPPC's operating revenues are related to electric sales in Nevada. Nevada passed Assembly Bill 366 (AB366) in July 1997, as enabling legislation to implement electric industry restructuring in Nevada. This legislation was modified in June 1999 by Senate Bill 438 (SB438). SB438 provides for competition to be implemented in the Nevada electric utility industry (see Electric Restructuring Activities). On February 28, 2000, the governor of Nevada postponed the expected March 1, 2000 opening date. No new date has been set, but competition could begin later in 2000 or possibly in 2001. SB438 allows the PUCN to authorize full recovery of costs that it determines to be stranded as a result of restructuring and provides criteria for recovery of costs associated with purchase power obligations. In addition, SB438 provides the electric distribution utility will be the provider of last resort
(PLR) until alternate methods go into effect, no sooner than July 1, 2001; under rates which will be capped until March 1, 2003.

     In August 1997, the PUCN opened an investigatory docket of the issues to be considered as a result of restructuring the electric industry under AB366 and SB438. NVP and SPPC are participants in this docket in which new regulations for the restructured marketplace have been developed. These regulations include standards of conduct, consumer protection, stranded costs and licensing provisions for alternative sellers. Implementation of some of the regulations, including unbundling of services, stranded costs and provider of last resort, has already posed or is expected to pose financial risks to NVP and SPPC. NVP and SPPC are working to mitigate these risks by changing their business strategies, actively pursuing regulatory remedies and, if necessary, pursuing legal remedies. See further discussion regarding restructuring activities and potential risks in Item 7, Nevada Matters.

     For more information regarding regulatory changes affecting NVP, see Item 7, Nevada Matters, FERC Matters and Note 3 of SPR's consolidated financial statements. For a discussion of Electric Trends related to SPPC, see its Annual Report on Form 10-K attached as an appendix.

SIERRA PACIFIC RESOURCES AND NEVADA POWER COMPANY MERGER
---------------------------------------------------------

     As previously mentioned, the merger between SPR and NVP was finalized on July 28, 1999 following receipt of all regulatory approvals. The PUCN gave unanimous approval of a stipulation among the merging companies, the PUCN staff and the Utility Consumer Advocate (UCA), regarding the merger.

     As part of the stipulation approved by the PUCN, the companies were required to re-file the plan to divest their generating assets, and file a final Independent System Administrator (ISA) proposal with the PUCN and the FERC. In January 2000, the FERC approved the ISA proposal; the PUCN's decision on this matter is still pending. See Generation Divestiture and Item 7, Nevada Matters for more information.

     As part of the conditions for the merger, NVP and SPPC were required to file a general rate case and unbundle costs. In April 1999, Phase I of the revenue requirement and the unbundling study was filed with the PUCN. In September 1999, the PUCN issued an interim order on revenue requirements. In October 1999, the utilities filed Phase II regarding rate design. Hearings for SPPC were conducted in November 1999, and hearings for NVP were held in February 2000. Phase III will be filed 15 days following the PUCN decision on Phases I and II and will include full proposed tariffs for distribution service and all other noncompetitive services. NVP and SPPC are also required to file a general rate case three years after the start of retail competition in the state of Nevada. The filing would give the companies the opportunity to recover certain costs of the merger, provided they can demonstrate that merger savings exceed certain merger costs. Merger costs are to be split among the non-competitive, potentially competitive and unregulated services or businesses. An opportunity to recover the non-competitive portion of the merger costs will be addressed in the rate case that follows the start of competition in Nevada. The burden is on NVP and SPPC to prove that merger savings exceed merger costs. NVP and SPPC will also have the opportunity to recover goodwill in the same proceeding. For more information regarding the Merger, see Note 2 of SPR's consolidated financial statements.

GENERATION DIVESTITURE (SPR)
----------------------------

     In June 1998, SPR announced a plan to divest its generation assets. This business strategy was described in the SPR/NVP merger applications filed with the PUCN and the FERC in July 1998.

     The FERC, Department of Justice, and SEC approved the merger. The PUCN conditionally approved the merger in December 1998, and one of the conditions was the filing of the divestiture plan with the PUCN. The plan was filed in April 1999, and included details about the auction process, market power mitigation, sale of the assets in described bundles, description of the proposed generation tariffs, description of the proposed independent system administrator, and the description of the proposed power purchase contracts.

     In June 1999, the PUCN approved a stipulation in the Merger docket case with several conditions. Some of those conditions were: re-file the divestiture plan with the PUCN; file the generation aggregation tariffs (GAT) at the FERC; file the proposal for the ISA at the FERC; file proposals for the buyback or purchase power contracts; and file proposals for mitigation of the QF and purchase power contracts.

     A revised Divestiture Plan was filed with the PUCN in October 1999. The PUCN held a hearing on December 28, 1999 and a stipulation was offered to the Commission for approval. Approval was received in February 2000.

     In accordance with the approved stipulation, SPR will be offering for sale generation assets with peak capacity of approximately 2,985 megawatts (MW) with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Potential buyers will be allowed to offer bids for different combinations of assets or for a consolidated asset. The plants utilize either coal, natural gas, or oil as fuel and are a mix of base load or peaking units consisting of conventional steam turbines, combined-cycle, or combustion turbines.

     SPR anticipates closing the sales of the generation assets during a period beginning in the fourth quarter of 2000 and ending in 2003.

BUSINESS & COMPETITIVE ENVIRONMENT (NVP)
----------------------------------------

     For a discussion of SPPC, see its 1999 Annual Report on Form 10-K attached as an Appendix.

Transmission
------------

     The FERC issued Order 2000 in December 1999. The order requires all investor-owned utilities in the United States that own interstate transmission to file their plans regarding Regional Transmission Organizations (RTO's) by October 15, 2000. Utilities must file by that date, either joining an RTO or stating why they are not joining one. The RTO must be operational by December 15, 2001 with congestion management in place one year later.

     The FERC has required that RTO's be operated by independent entities that are not participants in the energy market. The RTO must accommodate broad participation by both private and public utilities, provide customer-efficient price signals and be independent of market participants (i.e., sellers of energy to end use customers). In addition, RTO rates must eliminate pancaking (multiple rates on a transmission path), manage congestion and internal parallel flows, deal effectively with non-RTO transmission owning entities (not under the FERC jurisdiction) and provide correct investment incentives. The FERC has offered the possibility of incentive ratemaking to RTO's that meet all the criteria for a large-scale regional entity.

     NVP, with SPPC, will explore strategic transmission options, using the guidelines included in the Order 2000. Their response will be filed before the October 15, 2000 deadline. The FERC filings for the start of Nevada restructuring and the PGE acquisition will anticipate this October RTO filing.

Distribution
------------

     NVP's electric business contributed $977.26 million (100%) of 1999 operating revenues. The system has an annual load factor of approximately 46.3%, which is lower than the industry norm of 50% to 55%.

     Winter peak loads are low relative to the summer peak. Winter load above the base amount is driven by air handling in forced air furnaces. Summer peak loads are driven by air conditioning demand. NVP's peak load increased an average of 8.14% annually over the past five years, reaching 3,993 MW on July 1, 1999. NVP's total electric megawatt-hour (MWh) sales have increased an average of 7.21% annually over the past five years.

     NVP's service territory continues to be one of the fastest growing areas in the nation. A significant part of the growth in NVP's electric sales has resulted from new residential, industrial, and gaming customers.

     NVP's electric customers by class contributed the following toward 1999 and 1998 megawatt-hour sales:

                                                 1999                  1998
                                         --------------------    --------------------
     Residential                          6,138,436     37.9%     5,735,698     38.7%
     Office                                 875,716      5.4%       777,171      5.2%
     Gaming, recreation, restaurants      3,009,526     18.6%     2,604,906     17.6%
     Wholesale                              829,551      5.1%       670,724      4.5%
     Retail                                 462,918      2.9%       405,833      2.7%
     All other & unclassified             4,873,063     30.1%     4,638,646     31.3%
                                         --------------------    --------------------
          Total                          16,189,210    100.0%    14,832,978    100.0%


     Las Vegas, Nevada is one of the top resort destinations in the world. Ten of the world's largest resorts are located in Las Vegas. The total number of hotel rooms available is 128,000; 13,000 of those rooms were added in 1999. Overall hotel room capacity is 20% higher than the national average. McCarran International Airport has added international carriers and increased flights into Las Vegas.

     NVP supplies electricity to a residential customer base with demands of 6,138,436 MWh, 37.9% of total MWh demand. This demand has increased 7% from 1998.

     In 1999, NVP worked with local economic development entities to expand and diversify the economy of southern Nevada. In cooperation with local economic development partners, NVP has developed joint marketing plans, which have enabled recruiting and attraction efforts to be more efficient and far reaching. Over 1,000,000 square feet of commercial or industrial space relocated or expanded to southern Nevada in 1999, helping to build demand to 5,784,168 MWh.

     The growth in 1999 of non-gaming and non-retail commercial and industrial customers is reflective of the growth in recent years. Efforts to diversify southern Nevada's economy are continuing to be successful. In contributing to these efforts in 1999, NVP began focusing a part of its recruitment and attraction efforts on the plastics/polymers and metals fabrication industries.

     NVP's industrial and large commercial customers continue their interest in the electric supply source options potentially available to them under regulatory reforms currently being considered in Nevada. NVP continues to prepare for a more competitive environment and has actively participated in regulatory reform deliberations in Nevada. Upon opening the market to retail access, one of the most significant regulations that will impact the distribution business is the requirement to be the provider of last resort for customers who do not chose a competitive supplier or who are unable to secure a new supplier. Due to a proposed PUCN rule that the provider of last resort be placed into a separate business function equivalent to an affiliate, recent PUCN decisions regarding recovery of fuel expenses, and the stringent proposed regulations, significant detrimental financial impacts are expected to occur. As a result, assuming no regulatory relief, NVP is determined to exit the provider of last resort requirement as quickly as possible. First NVP would seek to exit the energy supply portion of the provider of last resort. Then, if current legislation and regulation do not change, NVP would plan to exit other services, including metering, billing and customer service functions. See Item 7, Nevada Matters and FERC Matters.

     NVP's Megawatt hour sales to wholesale customers have increased at a rate of 27% over the past year. During 1999, firm and non-firm sales to wholesale customers comprised about 5% of total energy sales. The wholesale market can be very competitive, and with the advent of the California Independent System Operator (ISO) and Power Exchange (PX), there has been a definite change in the margins. Volatility of annual sales volume to wholesale customers is highly affected by weather and unit availability.

                                                           Percent
                                           MWh             of Total
                                         -------           --------
          Firm Sales                     306,537              37.4%
          Non-firm Sales                 466,418              56.9%
          Firm Off-System Sales           47,085               5.7%
                                         -------            ------
               Total                     820,040             100.0%
                                         =======            ======

     While the wholesale sales in 1999 represented 5% of NVP sales, they represent only 2.9% of electric revenues. NVP utilizes wholesale sales to better manage fuel and purchased power costs.

     NVP has a program in place to provide customers with a choice of qualified contractors to construct new distribution facilities. This program is especially aimed at the developers of large-scale projects and has provided them with more flexibility to coordinate the stages of their construction. NVP began implementing an automated utility design and mapping system to be completed in 2000. This project will provide more accurate and timely designs. These designs will provide a seamless map of the electric distribution system within our coverage area. This will lead to a more efficient method to operate and maintain our distribution systems.

MAJOR PROJECTS (NVP)
--------------------

     NVP's construction program and estimated expenditures are subject to continuing review and are revised from time to time due to various factors, including the rate of load growth, escalation of construction costs, availability of fuel types, changes in environmental regulations, adequacy of rate relief and NVP's ability to raise necessary capital.

     Of the $245.0 million projected for NVP's 1999 construction program, $224.0 million was actually spent. Internally generated funds provided 19.5% of all construction expenditures.

     Estimated construction expenditures of NVP for 2000 are $223.1 million. NVP may utilize internally generated cash and proceeds from the issuance of securities to meet capital requirements.

     The following NVP major projects have been approved in previous resource plans, and have been financed by internally generated cash and/or the proceeds from various forms of debt and preferred securities. For a description of SPPC's Major Projects and Financing please see its Annual Report on Form 10-K for the period ended December 31, 1999, attached as an Appendix.

Crystal Transmission Project
----------------------------

     Crystal Transmission is a 500 kilovolt (kV) transmission project that was placed in service in May 1999. Total project costs incurred through December 31, 1999 were $97.8 million. Actual costs incurred in 1999 were $16.0 million. Estimated costs for 2000 are $.1 million.

River Mountain Project
----------------------

     River Mountain is a 230kV joint transmission project with the Colorado River Commission. Total project costs incurred through December 31, 1999 were $4.8 million. Actual costs for 1999 were $4.6 million. Estimated costs for 2000 are $29.3 million.

FINANCING PROGRAMS (SPR and NVP)

     For a discussion of SPPC, see its 1999 Annual Report on Form 10-K attached as an Appendix.

     On July 28, 1999, immediately following the completion of the merger between SPR and NVP, SPR put into place two unsecured revolving credit facilities totaling $500 million. The first is a $150 million 364-day unsecured revolving credit facility that is convertible at SPR's election into a one-year term loan. The second is a $350 million three-year unsecured revolving credit facility. These facilities replaced SPR's previous credit facility and may be used for working capital and general corporate purposes, including commercial paper backup. At the same time NVP put into place a $150 million 364-day unsecured revolving credit facility that is convertible at NVP's election into a one-year term loan. This facility replaced the previous credit facility for NVP and may also be used for working capital and general corporate purposes, including commercial paper backup. In addition, immediately following the merger, SPR and NVP established new commercial paper programs. SPR issued $456.2 million of commercial paper to provide temporary funding of the cash portion of the merger consideration and NVP issued $90 million of commercial paper to pay off short-term debt.

     SPR has filed a registration statement with the SEC for the issuance of up to $500 million of debt securities and/or trust-preferred securities. Although no securities have been issued to date under this registration statement, SPR intends to issue the entire registered amount as debt securities by the end of the first quarter, or early in the second quarter, of 2000. The proceeds from such issuance will be used to retire short-term indebtedness, which was incurred to provide temporary funding of the cash consideration due in the merger of SPR with NVP

     On April 1, 1999, SPR redeemed $10,000,000 of senior notes, Series D, leaving the Series E $10,000,000 senior notes, which mature April 1, 2000.

     On October 1, 1999, NVP redeemed $45,000,000 Series Y, 6.93%, of First Mortgage Bonds.

     On October 15, 1999, NVP issued $100 million of floating rate notes ("Notes") due October 6, 2000. Interest on the Notes, payable quarterly, commenced on January 15, 2000. The interest rate on the Notes for each interest period to maturity is a floating rate, subject to adjustment every three months. This quarterly rate is equal to the London Interbank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.79%. The Notes will not be entitled to any sinking fund and will be redeemable, in whole, at the option of NVP beginning on April 15, 2000 and on the 15/th/ day of each month thereafter. The proceeds of this financing were used to pay down commercial paper.

     On October 20, 1999, NVP redeemed $10,000,000 Series Z, 8.5%, of First Mortgage Bonds. On October 15, 1999, PaineWebber offered to Nevada Power Company $10,000,000 par amount of the Series Z, 8.5% bonds due January 1, 2023 at a price of $101.65. On October 15, 1999 NVP accepted Paine Webber's offer of $101.65 plus accrued interest on $10,000,000 par amount of the Series Z 8.5% bonds and settled on October 20, 1999. The Series Z bonds are callable by NVP on January 1, 2003 at a price of $103.71.

     See Note 9 of SPR's consolidated financial statements for more information related to long-term debt.

CONSTRUCTION PROGRAM (NVP)
--------------------------

     Gross construction expenditures for 1999, including allowance for funds used during construction (AFUDC) and contributions in aid of construction were $224.9 million and for the period 1995 through 1999 were $1,141.8 million. Estimated construction expenditures for 2000 and the period from 2001 to 2004 are as follows (dollars in thousands):

                                                                       Total
                                                 2000    2001-2004     5-Year
                                               --------------------------------

     Total construction expenditures           $223,095   $890,112   $1,113,207

     AFUDC                                      (11,400)   (45,062)    ($56,462)
     Net salvage, including cost of removal (1,100) (4,400) (5,500) Net customer advances and
          contributions in aid of construction  (20,080)   (80,320)    (100,400)
                                               --------------------------------
               Total cash requirements         $190,515   $760,330   $  950,845
                                               ================================

     Total construction expenditures estimated for 2000 and the 2001-2004 period consist of the following (dollars in thousands):

                                                                       Total
                                                 2000    2001-2004     5-Year
                                               --------  ---------   ----------

     Electric Facilities:
     Distribution                              $135,060   $504,906   $  639,966
     Generation                                   9,134      8,770       17,904
     Transmission                                51,576    275,261      326,837
     Other                                       27,325    101,175      128,500
                                               --------------------------------
                                               $223,095   $890,112   $1,113,207
                                               ================================

FACILITIES & OPERATIONS (NVP)
-----------------------------

Total System
------------

     NVP continues to maintain a wide variety of resources in its generation system. During 1999, NVP generated 56.7% of its total electric energy requirements in its own plants, purchasing the remaining 44.7% as shown below:


                                                Megawatt-        Percent
                                                  Hours          of Total
                                              -------------    ------------
          Company Generation
          ------------------
             Gas/Oil                              3,710,876            23.0%
             Coal                                 5,457,087            33.8%
                                              -------------    ------------
          Total Generated                         9,167,963            56.7%
                                              -------------    ------------

          Purchased Power
          ---------------
          Long-Term Firm:
              Hydro                                 638,527             4.0%
              Utility Purchases                     215,515             1.4%
          Non-Utility Purchases
             Other                                2,363,931            14.6%
          Spot Market                             4,644,012            28.7%

                                              -------------    ------------
               Total Purchased                    7,861,985            48.7%
                                              -------------    ------------

               Less Net Sales                      -872,302            -5.4%
                                              -------------    ------------

                    Total                        16,157,646           100.0%
                                             ==============    ============

Risk Management
---------------

     NVP recognizes that the management of energy commodity (electricity, natural gas, coal, and oil) price risk is an essential component of its efforts to manage revenues and expenses. As a result of the merger of SPR and NVP, the Board of Directors of the combined company requested that management review and consolidate the Risk Management Programs of the two utilities. SPPC and NVP engaged the services of a leading energy risk management consulting company to review existing policies and procedures, make any recommendations to the existing Program, and implement the revised Program. That project led the companies to adapt revised policies and procedures, implement new IT systems to track any commodity price exposures, as well as focus on potential "Earnings-at-Risk" which measures the amount of exposure that the companies have to energy prices at any point in time.

Load and Resources Forecast
---------------------------

     The electric customer growth rate was 5.9%, 6.2%, and 6.8% in 1999, 1998 and 1997, respectively. The annual retail electricity sales reached 16,157,646 megawatt-hours in 1999, which represents an increase 8.2% over 1998. The peak electric demand rose from 3,855 megawatts in 1998 to 3,993 megawatts in 1999.

     The Nevada Legislature mandated retail access to alternative electric suppliers. While the opening date of competition is not yet known, once access begins, NVP will continue to be required to supply electricity to customers as the "provider of last resort". It is expected that some customers will elect to receive their electric supply from other suppliers; however, reasonable estimates of the number and timing of customers switching are not yet available. The proposed "provider of last resort" regulations have highlighted NVP's exposure to fuel price risks. The projections shown below are forecasts of the load to be provided to all of NVP's current customers, and therefore include demand that may actually be met by other electric suppliers.

     NVP has committed as part of the merger agreement with PUCN to divest its generation facilities to enhance competition in a deregulated environment. Current plans call for the divestiture to occur in the year 2000. Until such time, NVP will continue to provide energy through generation and purchased power to meet both summer and winter peak loads. NVP's actual total system capability and peak loads for 1999, and as estimated for summer peak demand through 2001 (assuming no curtailment of supply or load and normal weather conditions), are indicated below:

                                              Capacity at 1999 Peak       Forecast Summer Peak
                                              ------------------------------------------------
                                                  MW          %            2000         2001
                                              ------------------------------------------------
     NVP Generation:
       Existing (1)                            1,939          43%          1,939             0
                                              ------------------------------------------------
     Purchases
       Long/Short-Term Firm (2) (3)            1,875          42%          2,091         4,490
       Non-Utility Generators (4)                515          12%            515           305
       Wholesale Sales                            55           1%             29            32
                                              ------------------------------------------------

     Subtotal                                  2,335          52%          2,577         4,763
                                              ------------------------------------------------
     Additional Required                         198           5%            260           267
     Total System Capacity                     4,472         100%          4,776         5,030
                                              ================================================
     Net System Peak (5)                       3,993          89%          4,264         4,491
     Planning Reserves                           479          11%            512           539
                                              ------------------------------------------------
     Total                                     4,472         100%          4,776         5,030
                                              ================================================
     Growth over previous year                                               6.8%          5.3%

(1)  Assumes divestiture is complete by peak season 2001.
(2) Long-term purchases include NVP's allotment of Hoover energy. Values are net of losses.
(3) Includes potential short-term firm purchases that are not under contract. Values shown represent purchases within existing transmission system limits.
(4) Includes Sunpeak IPP units, which will be divested with NVP's generating units.
(5) The system peak shown for 1999 is the actual system peak of 3.993 MW, which occurred on July 1, 1999.

     NVP plans its system consistent with the Western System Coordinating Council guidelines, which recommends planning reserves in excess of required operating reserves. The "Additional Required" represents the difference between the planning reserves and the operating reserves needed for the system. These additional reserves will be met, if needed, by short-term purchases through 2001.

Generation
----------

     The following is a list of NVP's generation plants including their megawatt
(MW) summer net capacity, the type of fuel that they use to generate, and the year(s) that the unit(s) was (were) installed.

                                                            Number
                                                              of         MW             Year(s)
  Name                   Type/Fuel                          Units     Capacity         Installed
  ----                   ---------                          ------    --------         ---------
  Clark Station          Steam/Gas Turbine, Combined                              1955, 1957, 1961, 1973,
                         Cycle/Natural Gas, Oil                  6         687                1993, 1994
  Reid Gardner (1)       Steam/Coal                              4         580    1965, 1968, 1976, 1983
  Navajo (2)             Steam/Coal                              3         255                      1974
  Mohave (3)             Steam/Coal                              2         196                      1971
  Sunrise                Steam/Gas Turbine, Natural Gas, Oil     2         149                1964, 1974
  Harry Allen            Gas Turbine, Natural Gas, Oil           1          72                      1995
                                                                      --------
                                                                         1,939
                                                                      ========

(1) This represents 24 megawatts of base load capacity and 226 megawatts of peaking capacity. Reid Gardner Unit No. 4, placed in service July 25, 1983, is a coal-fired unit, which is owned 32.2% by NVP and 67.8% by the Department of Water Resources of the State of California (CDWR). NVP is entitled to use 100% of the unit's peaking capacity for 1,500 hours each year. NVP is entitled to 9.6% of the first 250 megawatts of capacity and associated energy. NVP had options for the use of increasing amounts of capacity and energy from the unit beginning in 1998 so that NVP would have been entitled to use all of the unit's output 15 years from that date. However, the 1998 through 2003 options for 10.17 MW per year were not exercised and have expired.

(2) This represents NVP's 11.3% undivided interest in the Navajo Generating Station as tenant in common without right of partition with five other non-affiliated utilities.

(3) This represents NVP's 14% undivided interest in the Mohave Generating Station as tenant in common without right of partition with three other non-affiliated utilities, less operating restrictions.

Purchased Power
---------------

     NVP maintains and utilizes a diverse portfolio of resources to minimize its net average system operating costs. These resources consist of contracted and spot market supplies, as well as its own generation. During the last several years, NVP has witnessed a dramatic increase in the price of market energy, compared to previous years. Some of this is reflective of the overall increase in electricity costs throughout the country, the changing of regulatory environments and the opening of new and/or deregulated markets.

     NVP is a member of the Western Systems Power Pool and the Southwest Reserve Sharing Group (SWRSG). NVP's membership in the SWRSG has allowed it to network with other utilities in an effort to more efficiently use its resources in the sharing of responsibilities for reserves.

     NVP purchases both forward firm energy (typically in blocks) and spot market energy based on economics, operating reserve margins and unit availability. NVP has been able to efficiently manage its growing loads by utilizing its generation resources in conjunction with buying and selling opportunities in the market.

     NVP's peak electric demand was experienced on July 1, 1999 with a peak system load of 3993 MWs. This demand plus a reserve margin was served by a combination of company owned generation, and firm and short-term power purchases.

     NVP purchases Hoover Dam power pursuant to a contract with the State of Nevada, which became effective June 1, 1987 and will continue through September 30, 2017. NVP's allocation of hydro capacity is 235MWs.

     NVP has a contract to purchase 210 MWs from an independent power producer. The contract became effective June 8, 1991 and will continue through May 31, 2016.

     According to the regulations of the Public Utility Regulator Policies Act (PURPA), NVP is obligated, under certain conditions, to purchase the generation produced by small power producers and cogeneration facilities at costs determined by the appropriate state utility commission. Generation facilities that meet the specifications of the regulations are known as qualifying facilities (QFs). As of December 31, 1999, NVP had a total of 305 MWs of contractual firm capacity under contract with four QFs. All QF contracts currently delivering power to NVP at long-term rates have been approved by the PUCN and have QF status as approved by the FERC. The QFs are as follows:

                                                                 Net
          Qualifying Facility        Contract      Contract    Capacity
                                      Start           End        (MW)
          -------------------------------------------------------------
          Saguaro Power Company     10/17/91       04/30/22        90
          Nevada Cogeneration
           Associates #1            06/18/92       04/30/23        85

          Nevada Cogeneration
           Associates #2            02/01/93       04/30/23        85

          Las Vegas Cogeneration
           Limited Partnership      05/10/94       05/31/24        45
                                                                -------
          Total                                                   305
                                                                =======

     Energy purchased by NVP from the QFs constituted 30% of the purchase power requirements and 15% of the net system requirements during 1999. All of the QFs are cogenerators providing steam for various products and businesses.

Transmission
------------

     The management of SPR is responsible for exploring strategic transmission options for both NVP and SPPC. NVP shares ownership in a 59-mile, 500-kilovolt line and two 15-mile, 230 kilovolt lines that transmit power from the Mohave Generating Station near Davis Dam on the Colorado River via Eldorado Substation to Mead Substation located near Boulder City, Nevada. NVP has 32 miles of 230-kilovolt lines from Mead Substation to Las Vegas. This line, together with two NVP-owned 10-mile 230 kilovolt lines, presently connected to the Bureau of Reclamation lines between Mead Substation and Henderson, Nevada, transmit the Mohave Generating Station power to the Las Vegas area. A 25-mile, 230 kilovolt line between the Mead Substation and NVP's Winterwood Substation was energized in 1988. This line brings the additional Hoover energy to the Las Vegas Area and increases NVP's interconnected transmission capabilities. NVP shares ownership in 76 miles of 500 kilovolt transmission line from the Navajo Generating Station to the Moenkopi Switchyard in Coconino County, Arizona (the

Southern Transmission System) and 224 miles of 500 kilovolt transmission line from the Navajo Generating Station to the Crystal Substation and 52 miles of 500 kilovolt transmission line from Crystal Substation to the McCullough Substation in Clark County, Nevada (the Western Transmission System). Power is transmitted from the McCullough Substation to the Las Vegas area via three 230-kilovolt lines of 23 miles, 25 miles and 32 miles in length, respectively. The 25-mile line was energized in May 1992. Two 25 mile - 230-kilovolt lines transmit power from the Reid Gardner Station located near Glendale, Nevada to the Harry Allen Substation.

     In 1990, NVP added a new transmission interconnection consisting of a 345 kilovolt line from Harry Allen Substation in southern Nevada to the Nevada-Utah border where it connects with a PacifiCorp line to Red Butte Substation in Southern Utah near the City of St. George and a 230 kilovolt line from Harry Allen Substation to Northwest Substation which is located in Las Vegas. NVP owns the 50-mile, 230-kilovolt line and the 69 miles of the 345 kilovolt line from Harry Allen Substation to the Nevada-Utah border; PacifiCorp owns the portion of the 345 kilovolt line from the Nevada-Utah border to Red Butte Substation. At Harry Allen Substation, NVP has a 336,000 kilovolt-ampere transformer and two 336,000 kilovolt-ampere, 345-kilovolt phase shifting transformers which are used for necessary voltage transformations and to control flows on the interconnection.

     In 1999, NVP added the Crystal Transmission Project. This project increased the transfer capability into the Las Vegas Valley up to 950 MWs by looping the Navajo-McCullough 500 kilovolt line into the new Crystal substation (located 6 miles northeast of Harry Allen station) and adding 54 miles of 230 kilovolt transmission lines from Crystal substation to Harry Allen station and into the Las Vegas Valley. The project also provided necessary voltage and flow control for the northern Las Vegas Valley by looping all 230 kilovolt lines in the vicinity into Harry Allen substation and adding two 672 kilovolt-ampere transformers and two 672 kilovolt-ampere phase shifting transformers at Crystal substation. In total, NVP has 386 miles of 230 kilovolt, 344 miles of 138 kilovolt and 485 miles of 69 kilovolt transmission lines in service.

Fuel Availability
-----------------

     NVP's 1999 fuel requirements for electric generation were provided by natural gas (40.6%), coal (59.3%) and oil (0.1%).

     The average costs of coal, gas and oil for energy generation per million British thermal units (MMBtu) for the years 1995 - 1999, along with the percentage contribution to total fuel requirements were as follows:

          ---------------------------------------------------------------------------------
            Average Consumption Cost & Percentage Contribution to Total Fuel Requirements
                           Gas                      Coal                      Oil
                           ---                      ----                      ---
                    $/MMBtu    Percent       $/MMBtu    Percent       $/MMBtu    Percent
                    -------    -------       -------    -------       -------    -------
            1999      2.27        40.6%        1.28        59.3%         4.01        0.1%
            1998      2.35        33.0%        1.15        67.0%               *
            1997      2.25        33.0%        1.39        67.0%               *
            1996      1.95        24.0%        1.39        76.0%               *
            1995      1.51        23.0%        1.44        77.0%               *

          * Oil was less than .1% of consumption
          ---------------------------------------------------------------------------------

     Coal delivered to the Reid Gardner Station originates from various mines in the Utah coalfields and is delivered to the Station via the Union Pacific. The Union Pacific Rail Transportation contract was effective January 1, 1996 and expires December 31, 2000. This contract provides for deliveries from the Provo, Utah interchange to Reid Gardner Station in Moapa, Nevada.

     The Union Pacific Railroad originates a portion of NVP's contract and spot coal in the Price, Utah area for delivery to the Provo interchange, then to the Reid Gardner Station. This contract expired on December 31,1999.

     The Utah Railway contract originates the remainder of NVP's Price area supplies. This contact expires on December 31, 2000 with provisions for extension of the term. All of NVP's rail transportation contracts contain certain tonnage requirements and railroad service criteria.

     Coal for both the Mohave and Navajo Stations is obtained from surface mining operations conducted by Peabody Coal Company on portions of the Black Mesa in Arizona within the Navajo and Hopi Indian reservations. The supply contracts with Peabody extend to December 31, 2005 for Mohave and to June 1, 2011 for Navajo, each contract having an option to extend for an additional 15 years.

     NVP purchases natural gas on a firm, fixed and indexed price basis from the Rocky Mountain, San Juan or Permian Supply Basins. As sufficient, economic gas supplies are available on seasonal, monthly and daily terms, NVP has no long term gas supply contracts.

     Gas is transported to the Clark and Sunrise stations via El Paso Natural Gas Company from the San Juan and Permian Basins and by Kern River Gas Transmission Company from the Rocky Mountain Basin. As there is sufficient economically priced pipeline capacity in the region, NVP has not entered into any long-term interstate transportation contracts.

     Local transportation service to Clark and Sunrise is provided under a 32-year transportation services contract with Southwest Gas Company signed in 1995. This contact provides firm service and contains certain operating and nominating provisions. The Harry Allen Station is directly connected to Kern River.

     No. 2 Fuel Oil provides a secondary fuel for Clark, Sunrise and Harry Allen Stations and is used in the igniters at Reid Gardner.

GENERAL REGULATION (NVP)
------------------------

     NVP is subject to the jurisdiction of the PUCN with respect to rates, standards of service, siting of and necessity for generation and certain transmission facilities, accounting, issuance of securities and other matters with respect to electric operations. NVP submits resource plans regarding its electric operations to the PUCN for approval.

     Under federal law, NVP is subject to certain jurisdictional regulation, primarily by the FERC. The FERC has jurisdiction under the Federal Power Act with respect to rates, service, interconnection, accounting, and other matters in connection with NVP's sales of electricity for resale and the transmission of energy. The FERC also has jurisdiction over the natural gas pipeline companies from which NVP takes service.

     As a result of regulation, many of the fundamental business decisions of NVP, as well as the rate of return it is permitted to earn on its utility assets, are subject to the approval of governmental agencies.

     NVP is also subject to regulation by environmental authorities. See Environment.

RATE PROCEEDINGS (NVP)
----------------------

Nevada Matters
--------------

Electric Industry Restructuring
-------------------------------

     During the 1997 session, the Nevada Legislature passed Assembly Bill 366 (AB366). AB366 was a comprehensive bill that introduced competition for electric and gas retail services. Since the fall of 1997, the PUCN has been developing regulations to implement AB366. In the 1999 session, the legislature passed Senate Bill 438 (SB438), which significantly modified many provisions of AB366. These two pieces of legislation substantially alter the way the company is regulated and how it will serve its customers.

Non-price Terms and Conditions for Distribution Service
-------------------------------------------------------

     On February 2, 1999, NVP filed its non-price terms and conditions for unbundled distribution service. A stipulation resolving most issues and agreeing to further filings on unresolved issues was filed with the PUCN on April 9, 1999, and subsequently approved by the Commission on April 22, 1999.
Settlements regarding the unresolved issues were subsequently filed and approved by the Commission.

Unbundling of Utility Services
------------------------------

     On April 1, 1999, in accordance with the merger order and the implementation of AB366, NVP filed a revenue requirements and unbundling study with the PUCN (the "Compliance Filing. The Compliance Filing included the development of an electric revenue requirement for the test period 1998. The Compliance Filing regulation requires the revenue requirement development to be in the form used for rate cases. In the unbundling study, the revenue requirement was assigned and allocated to a number of service components including generation, aggregation, transmission, distribution, metering, billing, and customer services. On September 23, 1999, the PUCN issued an interim order on NVP's April 1, 1999 Compliance Filing. The order contained the PUCN's decision on revenue requirements, return on equity, depreciation, and the unbundling study. NVP did not utilize the order's revenue requirement, return on equity or depreciation rates from phase II of the case because SB438 legally mandated that NVP use its July 1, 1999 revenue requirement.

Pricing of Distribution Service
-------------------------------

     On October 12, 1999, NVP filed final versions of the approved non-price terms and conditions and rates reflecting a revenue requirement in accordance with SB 438. Hearings were held in January 2000. A decision is expected in 2000.

Deferred Energy Filing
----------------------

     NVP filed a deferred energy case on July 15, 1999, covering the period from June 1, 1998 through May 31, 1999. On September 30, 1999, NVP filed an update through August 31, 1999. Hearings began in January 2000. On February 4, 2000 the PUCN issued an order that rejected NVP's updated September 30, 1999 deferred energy filing. In addition, on March 21, 2000 the PUCN made available a draft order that indicated a substantial reduction in NVP's requested rate relief on the remaining $44 million included in the case. NVP expects a final decision to be issued on March 27, 2000, which will substantially reflect the decision in the draft order. As a result of these decisions, NVP recognized a reserve for previously deferred energy and imputed capacity costs of $80 million. $56 million of the reserve is associated with the February 4 decision and $24 million is associated with the March 21 decision. NVP intends to appeal the decisions.

     See Item 7, Management's Discussion and Analysis, Nevada Matters for a discussion of Nevada regulatory issues.

FERC Matters
------------

     On May 29, 1999, NVP filed an application with the FERC to increase its Open Access Transmission rates. On November 24, 1999, an unopposed motion to suspend the procedural schedule to allow consummation of a settlement was filed with the Commission. The Settlement was filed February 8, 2000, and the proposed rates became effective on March 1, 2000.

     On March 31, 1999, NVP filed with the FERC for approval of generation tariffs, which contain the rates, terms and conditions under which the new owners of NVP's generation would operate after divestiture. The FERC approved the tariffs on November 1, 1999. In compliance with the FERC's November 1, 1999 order, NVP filed pro forma service agreements for the approved tariffs on November 16, 1999 which were subsequently approved on December 16, 1999.

     On July 23, 1999, NVP and SPPC submitted a filing to create the Mountain West Independent Scheduling Administrator. The filing was made to request approval of certain of the tariffs and agreements with respect to the transmission services of NVP and SPPC. On January 27, 2000, the FERC issued an order approving with modifications the Mountain West ISA proposal. Proceedings before the PUCN are still pending.

     See Item 7, FERC Matters for more discussion of FERC regulatory issues. For regulatory issues related to SPPC, refer to its Annual Report on Form 10-K for the period ending December 31, 1999, which is attached as an appendix.

ENVIRONMENT (NVP AND LOS)
-------------------------

     For a discussion of environmental issues related to SPPC, refer to its 1999 Annual Report on Form 10-K, which is attached as an Appendix.

General
-------

     As with other utilities, NVP is subject to federal, state and local regulations governing air and water quality, hazardous and solid waste, land use and other environmental considerations. Nevada's Utility Environmental Protection Act requires approval of the PUCN prior to construction of major utility generation and transmission facilities. The United States Environmental Protection Agency (EPA), Nevada Division of Environmental Protection (NDEP), and Clark County Health District (CCHD) administer regulations involving air quality, water pollution and solid, hazardous and toxic waste. SPR's board of directors has a comprehensive environmental policy and separate board committee, which oversees corporate performance and achievements, related to the environment.

1999 Activities
---------------

     Lands of Sierra, a wholly-owned subsidiary of SPR, owns property in North Lake Tahoe, California, which is leased to independent condominium owners. The property has both soil and groundwater petroleum contaminate resulting from a historic underground fuel tank. Additional contaminate from a third party fuel tank on the property has also been identified and is undergoing characterization. Remediation costs are estimated from $60,000 - $250,000.

     As part of the generation divestiture process, Phase I and/or Phase II Environmental Assessments were conducted at NVP's Harry Allen, Clark, Sunrise and Reid Gardner facilities. Additional environmental assessments will be conducted in 2000 to further characterize the sites. Remediation costs are unknown because characterization is not complete.

     The Federal Clean Air Act Amendments of 1990 (Amendments) include provisions for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. To meet these requirements, NVP installed additional pollution control technology at the Reid Gardner Station.

     The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998, against the owners of the Mohave Generation Station (including NVP), alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. An additional plaintiff, National Parks and Conservation Association later joined the suit. The plant owners and plaintiffs have had numerous settlement discussions and filed a proposed settlement with the court on October 6, 1999. The consent decree, approved by the court in November, established emission limits for sulfur dioxide and opacity and required installation of air pollution controls for sulfur dioxide, nitrogen oxides and particulate matter. The new emission limits must be met by January 1, 2006 and April 1, 2006, for the first and second units, respectively. However, if the owners sell their entire ownership interest, with a closing date prior to December 30, 2002, then the new emission limits become effective 36 months and 39 months from the date of last closing for the two respective units. The estimated cost of new controls is $300 million. As a 14% owner in the Mohave Station, NVP's costs could be $42 million.

     Also, the United States Congress authorized the EPA to study the potential impact Mohave may have on visibility in the Grand Canyon area. A final report of the study results was released in March 1999. The study acknowledges that sulfur dioxide emissions from Mojave are transported to the Grand Canyon. EPA has solicited information to determine whether visibility impairment in the Grand Canyon can be reasonably attributed to Mohave. If EPA determines that significant visibility impairment is reasonably attributable to the station, EPA could initiate a review for Best Available Retrofit Technology. Based upon indications from EPA and the National Park Service, the Plant owners believe that terms of the settlement of the suit discussed above are expected to be reflected in a State Implementation Plan for Nevada and resolve any concerns of EPA regarding visibility impairment.

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3% owner of Navajo, NVP was required to fund an estimated $48 million for installation of the scrubbers. The first of three scrubber units was placed in commercial operation in November 1997, the second scrubber in September 1998, with the last scrubber placed in operation in June 1999. Currently, the project is 98% complete. NVP spent approximately $47.6 million on the scrubbers' construction. In 1992, NVP received resource-planning approval from the PUCN for its share of the cost of the scrubbers.

     NVP recently determined that while constructing the McCullough-Arden transmission line, access roads were created within a wilderness study area in violation of the Bureau of Land Management (BLM) Right of Way Grant. NVP's preliminary estimate for restoration costs is $200,000, which was reserved as of December 31, 1999.

     In May 1997, the NDEP ordered NVP to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The Order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds have degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an Order that requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This Order also required NVP to submit a Site Characterization Plan to NDEP to ascertain impacts. Technical information from the Plan will be used to develop a corrective action plan and allow NVP to determine an estimate of remediation costs for cleanup. New pond construction and lining costs are estimated at $20,000,000.

     Also, at the Reid Gardner Station, the NDEP has determined that there is additional groundwater contamination that resulted from oil spills at the facility. NDEP has required submitting a corrective action. The extent of contamination has not yet been determined. However, management does not expect this item to materially affect the financial position of SPR or NVP.

     In May NDEP issued an order to eliminate the discharge of NVP's Clark Station wastewater to groundwater. The Order also required a hydrological assessment of groundwater impacts in the area. $565,000 will be spent in the next two years to line existing ponds. The extent of contamination has not been determined. However, management does not expect this item to materially affect the financial position of SPR or NVP.

     In August NDEP issued an order to correct deficient ambient air monitoring quality control procedures at the NVP Reid Gardner Station. NVP has agreed to conduct a supplemental environmental project limited to $9,000 in lieu of a fine.

     Nevada Electric Investment Company (NEICO), a subsidiary of NVP in 1999, owns property in Wellington, Utah, which was the site of a coal washing and load out facility. The site now has a reclamation estimate supported by a bond of $4.9 million with the Utah Division of Oil and Gas Mining. The property was under contract for sale and the contract required the purchaser to provide $1.3 million in escrow towards reclamation. However, the sales contract was recently terminated and NEICO has taken title to the escrow funds. It is NEICO's intention to sell the property.

GENERAL - EMPLOYEES
-------------------

     SPR and its subsidiaries had 3,250 employees as of December 31, 1999, of which 1,667 were employed by NVP and 1,430 were employed by SPPC. NVP's current contract with the International Brotherhood of Electrical Workers Local #396, which covers 53.5% of NVP's workforce, was renegotiated in 1997 and 1998, and is in effect until February 1, 2002. The contract provides for a 4% general wage increase for bargaining unit employees beginning February 2, 1998, with 3% increases in 1999, 2000, and 2001. Nevada is a "right-to-work" state.

     A description of SPPC employee issues is contained in its Annual Report on Form 10-K for the year ended December 31, 1999, attached as an Appendix.

GENERAL - FRANCHISES
--------------------

     NVP and SPPC have nonexclusive local franchises or revocable permits to carry on its business in the localities in which its respective operations are conducted in Nevada and California. The franchise and other governmental requirements of some of the cities and counties in which NVP and SPPC operate provide for payments based on gross revenues. During 1999, NVP and SPPC collected $34.4 million in franchise or other fees based on gross revenues. They also paid and recorded as expense $0.4 million of fees based on net profits.

          Franchise                      Type of Service               Expiration Date
          ---------------------------------------------------------------------------------
          NVP:
              Las Vegas                  Electric                    November          2029
              Clark County               Electric                    May               2004
              Nye County                 Electric                    May               2006
              City of Henderson          Electric                    November          1999

          SPPC:
              Reno                       Electric, Gas and Water     January           2006
              Sparks                     Electric                    May               2006
              Sparks                     Gas                         May               2007
              Sparks                     Water                       April             2004
              Carson City                Electric                    February          2012
              City of Elko               Electric                    April             2017
              City of South Lake Tahoe   Electric                    April             2018
              Washoe County              Gas and Water               May               2015
              Washoe County              Electric                    September         2015
              Eureka County              Electric                    July              2018

     NVP and SPPC apply for renewal of franchises in a timely manner prior to their respective expiration dates.

GENERAL - RESEARCH AND DEVELOPMENT
----------------------------------

     SPR has invested in Nth Power Technologies (Nth), a venture capital fund that invests in developing technology companies. Nth has made several investments that may result in SPR strengthening its market position and developing new products and services.

ITEM 2.   PROPERTIES

     The general character of SPR's principal facilities is discussed in Item 1
- Business.

     A complete description of the properties of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1999, attached as an appendix.

ITEM 3.   LEGAL PROCEEDINGS

     SPR, through the course of its normal business operations, is currently involved in a number of legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on its financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Pursuant to General Instruction G, the following information is included as an additional item in Part I, as of December 31, 1999:

                  EXECUTIVE OFFICERS OF THE REGISTRANT (SPR)

     The information with respect to SPR's directors called for by Item 10 of
Part III is hereby incorporated by reference from the section titled "Election of Directors and Beneficial Ownership" of SPR's definitive proxy statement to be filed pursuant to regulation 14A.

     The following are current executive officers of the companies indicated and their ages as of December 31, 1999. There are no family relationships among them. Officers serve a term which extends to and expires at the annual meeting of the Board of Directors or until a successor has been elected and qualified:

Michael R. Niggli, 50, Chairman and Chief Executive Officer

     Mr. Niggli was elected Chairman and Chief Executive Officer of SPR, and Chairman of NVP and SPPC upon the close of SPR's merger with NVP in July 1999. He joined NVP as President and Chief Operating Officer in February 1998. He was appointed by NVP's Board of Directors as Chief Executive Officer effective February 23, 1999 and as Chairman on June 10, 1999. Prior to joining NVP, Mr. Niggli was Senior Vice President of the Custom Accounts Market Unit for Entergy, a New Orleans-based global energy company. At Entergy, Mr. Niggli served as Vice President of Fuels Management, Vice President of Strategic Planning, and Vice President for Customer Service in Louisiana. He was promoted to Senior Vice President of Marketing in 1993 and Senior Vice President of the Custom Accounts Market Unit in 1996.

Malyn K. Malquist, 47, President and Chief Operating Officer

     Mr. Malquist was elected President and Chief Operating Officer of SPR, President & Chief Executive Officer of NVP and SPPC upon the close of SPR's merger with NVP in July 1999. He was previously elected President and Chief Executive Officer of SPR in January 1998. In February 1998, Mr. Malquist was elected to the additional position of Chairman. Mr. Malquist continued to hold the positions of Chairman and Chief Executive Officer until SPR's merger with NVP in July 1999. He was Sr. Vice President - Distribution Services Business Group and Principal Operations Officer from August 1996 to January 1998. He served as Senior Vice President and Chief Financial Officer of SPR from April 1994, when he joined SPR, until August 1996. Prior to joining SPR, Mr. Malquist was with San Diego Gas and Electric, where from 1978 he held various financial positions, including Treasurer in 1990 and Vice President in 1993.

William E. Peterson, 52, Senior Vice President, General Counsel and Corporate Secretary

     Mr. Peterson was elected to his present position in January 1994, and holds the same positions with NVP and SPPC. He was previously Senior Vice President, Corporate Counsel for SPPC from July 1993 to January 1994. Prior to joining SPR in 1993, he served as General Counsel and Resident Agent for SPR since 1992, while a partner in the Woodburn and Wedge law firm. He was a partner in the Woodburn and Wedge law firm since 1982.

Mark A. Ruelle, 38, Senior Vice President, Chief Financial Officer and Treasurer

     Mr. Ruelle was elected to his present position March 1, 1997, and holds the same positions with NVP and SPPC. Prior to joining SPR, Mr. Ruelle was President of Westar Energy, a subsidiary of Western Resources in 1996, and before that, served as Vice President, Corporate Development for Western Resources in 1995. Mr. Ruelle was with Western Resources since 1987 and served in numerous positions in regulatory affairs, treasury, finance, corporate development, and strategy planning.

Steven C. Oldham, 49, Vice President Corporate Development and Strategic Planning for SPR

     Mr. Oldham was elected to his current position in November 1996. His previous executive positions include Vice President - Strategic Development; Vice President - Information Resources, Corporate Redesign and Merger Transaction; Vice President Regulation and Treasurer; and Treasurer and Director of Finance. Mr. Oldham has been with SPR since 1976.

Mary O. Simmons, 44, Controller

     Ms. Simmons was elected to her current position in June 1997, and holds the same position with NVP and SPPC. Her previous positions include: Director, Water Policy and Planning; Director, Budgets and Financial Services; and Assistant Treasurer, Shareholder Relations for SPR. Ms. Simmons, a certified public accountant, has been with SPR since 1985.

Steven Boss, 53, President, Sierra Pacific Energy Company/Nevada Power Services

     Mr. Boss was elected to his current position in March 1999. He previously was a consultant/attorney at Guy, Boss & Associates. Prior to this, he held the position of Chief Executive Officer at Natural Gas Transmission Services, Inc. Mr. Boss left SPR in February 2000 coincident with SPR's exit from the unregulated retail energy business.

     The following persons are Executive Officers of NVP (and SPPC) but do not hold executive offices of SPR:

Steven W. Rigazio, 45, Senior Vice President, Energy Delivery

     Mr. Rigazio was elected Senior Vice President, Energy Delivery, in July 1999. Previously he was Vice President, Finance and Planning, Treasurer, Chief Financial Officer effective October 1993. Other management positions include Vice President and Treasurer, Chief Financial Officer; Vice President, Planning; Director of System Planning; Manager of Rates and Regulatory Affairs; and Supervisor of Rates and Regulations. Mr. Rigazio has been with NVP since 1984.

David G. Barneby, 54, Vice President, Generation

     Mr. Barneby was elected Vice President, Generation, in July 1999. Previously he was elected Vice President, Power Delivery effective October 1993. Mr. Barneby has been with NVP since 1965, and other management positions include Vice President, Generation; Manager, Generation Engineering and Construction; and Superintendent and Project Manager, Reid Gardner Unit 4.

Jeffrey L. Ceccarelli, 45, Vice President, Distribution Services, New Business

     Mr. Ceccarelli was elected Vice President, Distribution Services, New Business, in July 1999. He was elected Vice President, Distribution Services in February 1998. Prior to this, he served as Executive Director, Distribution Services. From January 1996 through January 1998, Mr. Ceccarelli was Director, Customer Operations. A civil engineer, Mr. Ceccarelli has been with SPPC since 1972 and has held numerous management positions in operations, customer service, design and engineering.

Gloria T. Banks Weddle, 50, Vice President, Corporate Services

     Ms. Weddle was named Vice President, Corporate Services of NVP effective January 1996, and was elected to the same position with SPPC in July 1999. Previously she was Vice President, Human Resources and Corporate Services effective October 1993. Other management positions include Vice President, Human Resources; Director of Human Resources; and Manager of Compensation and Benefits. Ms. Weddle has been with NVP since 1973.

Matt H. Davis, 44, Vice President, Distribution Services, Operations and Maintenance

     Mr. Davis was elected Vice President, Distribution Services, Operations and Maintenance in July 1999. Previously he was Director, System Planning and Division Director, System Planning and Operations. Mr. Davis has been with NVP since 1978and has held various positions in the distribution, transmission, power contracts, and land services departments.

Douglas R. Ponn, 52, Vice President, Governmental and Regulatory Affairs

     Mr. Ponn was elected Vice President, Governmental and Regulatory Affairs in July 1999. Previously he was Executive Director, Governmental and Regulatory Affairs. Mr. Ponn has been with SPPC since 1986.

Mary Jane Reed, 53, Vice President, Human Resources

     Ms. Reed was elected Vice President, Human Resources of SPPC in January 1997, and was named to the same position with NVP in July 1999. She was previously Vice President, Human Resources Network Group for Bell Atlantic Corporation. Ms. Reed was with Bell Atlantic from 1968 - 1996 and in addition to the Vice President's position, served as Director of Human Resources, Assistant to the President for Consumer Affairs, and several other managerial positions.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS (SPR)

     SPR's Common Stock is traded on the New York Stock Exchange (symbol SRP). The dividends paid per share and high and low sale prices of the Common Stock in the consolidated transaction reporting system in "The Dow Jones News Retrieval Service" for 1999 and 1998 are as follows:


                                        Dividends
                                          Paid
                                        Per Share    High       Low
                                        ---------    ----       ---
             1999  First Quarter          $.325    $39 7/8    $33 3/8
                   Second Quarter          .340     37         34 1/2
                   Third Quarter*          .250     39 1/8     21 1/8
                   Fourth Quarter          .250     23 5/16    16 7/8

             1998  First Quarter           .310     37 7/8     34 9/16
                   Second Quarter          .325     38         32 1/4
                   Third Quarter           .325     39 1/2     34 7/16
                   Fourth Quarter          .325     39 5/16    34 11/16


*The merger of SPR and NVP was consummated on July 28, 1999. After that time, SPR owned all of the outstanding common stock of NVP. Prior to that time, SPR owned no securities of NVP.

Number of Security Holders:

          Title of Class                      Number of Holders
          --------------                      -----------------

Common Stock:  $1.00 Par Value        As of December 31, 1999:  29,344

     On May 17, 1999 the Board of Directors declared a dividend based on 1) if the merger with Nevada Power Company took place prior to August 1/st/, or 2) if the merger with Nevada Power Company did not take place prior to August 1/st/. The merger with Nevada Power Company took place at the close of business on July 28, 1999. An August 11/th/ dividend was paid based on that declaration. Future dividends are considered by the Board of Directors and are subject to factors that ordinarily affect dividend policy, such as future earnings and the financial condition of SPR.

     On February 25, 2000, the SPR Board of Directors voted for a quarterly common dividend of $.25 per share. This dividend of approximately $19.6 million will be paid on May 1, 2000, to holders of record as of April 14, 2000.

     SPR's primary source of funds for the payment of dividends to its stockholders is dividends paid by SPPC and NVP on their common stock, all of which is owned by SPR. Certain contractual and regulatory restrictions may affect the ability of NVP and SPPC to pay dividends to SPR. See Note 13 to the consolidated financial statements.

ITEM 6.   SELECTED FINANCIAL DATA

     The table below, for periods prior to July 28, 1999, reflects historical information for NVP.

                                                                  Year Ended December 31,
                                                      (dollars in thousands, except per share amounts)
                            ------------------------------------------------------------------------------------------------------
                                 1999                  1998                  1997                  1996                 1995
                                 ----                  ----                  ----                  ----                 ----
Operating Revenues          $    1,309,131        $      873,682        $      799,148        $      805,374        $      749,981
                            ==============        ==============        ==============        ==============        ==============
Operating Income            $      171,158        $      147,277        $      137,196        $      132,230        $      117,558
                            ==============        ==============        ==============        ==============        ==============
Net Income                  $       51,750        $       83,499        $       82,091        $       74,912        $       73,005
                            ==============        ==============        ==============        ==============        ==============
Earnings per Average
 Common Share               $         0.83        $         1.64        $         1.65        $         1.56        $         1.58
                            ==============        ==============        ==============        ==============        ==============

Total Assets                $    5,247,686        $    2,541,840        $    2,339,422        $    2,163,224        $    2,073,050
                            ==============        ==============        ==============        ==============        ==============
Long-Term Debt and
  Redeemable Preferred
  Securities                $    1,793,999        $    1,089,099        $    1,014,311        $      841,364        $      799,999
                            ==============        ==============        ==============        ==============        ==============
Cash Dividends Paid
  Per Common Share          $         1.17        $         1.45        $         1.60        $         1.60        $         1.60
                            ==============        ==============        ==============        ==============        ==============

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
(Refer to Introduction for a discussion of the format of the Management Discussion and Analysis)

     The merger between SPR and NVP was accounted for as a reverse purchase under generally accepted accounting principles, with NVP considered the acquiring entity, even though SPR survives and is the legal parent of NVP. For accounting purposes, the merger was deemed to have occurred on August 1, 1999. As a result of this reverse purchase accounting treatment; (i) the historical financial statements of SPR for periods prior to the date of the merger are no longer the financial statements of SPR, and therefore, are no longer presented;
(ii) the historical financial statements of SPR for periods prior to the date of the merger are those of NVP; (iii) based on a merger date of August 1, 1999, the Consolidated Statements of Income for the twelve months ended December 31, 1999 include five months (August through December 1999) of operating activity for SPR and its subsidiaries other than NVP. The same statements include the operating results of NVP for the entire periods presented.

RESULTS OF OPERATIONS OF EACH SUBSIDIARY
----------------------------------------

Sierra Pacific Resources (Holding Company)
------------------------------------------

     The Consolidated Statements of Income of Sierra Pacific Resources for the year ended December 31, 1999 include the operating results of the holding company for the five month period ended December 31, 1999, based on a merger date of August 1, 1999. The holding company operating results included approximately $11.5 million of interest costs that resulted from the merger financing. For additional merger information, see Note 2 of the consolidated financial statements included in this report.

Tuscarora Gas Pipeline Company
------------------------------

     The Consolidated Statements of Income of Sierra Pacific Resources for the year ended December 31, 1999 include the operating results of Tuscarora Gas Pipeline Company (TGPC), a wholly-owned subsidiary of SPR, for the five month period ended December 31, 1999 based on a merger date of August 1, 1999 for accounting purposes. TGPC contributed $711 thousand in net income for the five months ended December 31, 1999. TGPC contributed $1.8 million in net income for the twelve months ended December 31, 1999.

e.three
-------

     The Consolidated Statements of Income of Sierra Pacific Resources for the year ended December 31, 1999 include the operating results of e.three, a wholly-owned subsidiary of SPR, for the five month period ended December 31, 1999 based on a merger date of August 1, 1999 for accounting purposes. e.three incurred net losses of $381 thousand for the five months ended December 31, 1999.
e.three incurred net losses of $788 thousand for the twelve months ended December 31, 1999.

Sierra Pacific Energy Company
-----------------------------

     The Consolidated Statements of Income of Sierra Pacific Resources for the year ended December 31, 1999 include the operating results of Sierra Pacific Energy Company (SPE), a wholly-owned subsidiary of SPR, for the five month period ended December 31, 1999 based on a merger date of August 1, 1999 for accounting purposes. SPE incurred net losses of $2.2 million for the five months ended December 31, 1999. SPE incurred net losses of $3.6 million for the twelve months ended December 31, 1999.

Sierra Pacific Communications
-----------------------------

     The Consolidated Statements of Income of Sierra Pacific Resources for the year ended December 31, 1999 include the operating results of Sierra Pacific Communications (SPC), a wholly-owned subsidiary of SPR, for the five month period ended December 31, 1999 based on a merger date of August 1, 1999 for accounting purposes. SPC incurred net losses of $62 thousand for the five months ended December 31, 1999. SPC incurred net losses of $75 thousand for the twelve months ended December 31, 1999.

Lands of Sierra
---------------

     The Consolidated Statements of Income of Sierra Pacific Resources for the year ended December 31, 1999 include the operating results of Lands of Sierra
(LOS), a wholly-owned subsidiary of SPR, for the five month period ended December 31, 1999 based on a merger date of August 1, 1999 for accounting purposes. LOS contributed net income of $816 thousand for the five months ended December 31, 1999. LOS contributed net income of $810 thousand for the twelve months ended December 31, 1999.

Sierra Pacific Power Company
----------------------------

     A complete Management's Discussion and Analysis of SPPC is contained in its Annual Report on Form 10-K for the year ended December 31, 1999, attached as an appendix. The Consolidated Statements of Income for Sierra Pacific Resources for the year ended December 31, 1999 include net income of $21.9 million contributed by SPPC which represents SPPC's operating activity for the five month period ended December 31, 1999. SPPC contributed $66.2 million in net income for the twelve months ended December 31, 1999, as shown in its annual report on Form 10-K, which is attached to this report as an appendix.

Nevada Power Company
--------------------

     Based on a merger date of August 1, 1999, the Consolidated Statements of Income for the twelve months ended December 31, 1999 include five months (August through December 1999) operating activity for SPR and its subsidiaries other than NVP. The same statements include the operating results of NVP for all of 1999 and all prior year periods presented.

     As a result, the following Consolidated Statements of Income illustrate the operating results of SPR's principal subsidiaries (NVP and SPPC) and the combined results of all Other operations. The results of operations discussion that follows is based on the NVP operating results included in these statements as the operating results of the other subsidiaries have already been discussed in this section.

     On February 4, 2000 the PUCN issued an order that rejected NVP's updated September 30, 1999 deferred energy filing. In addition, on March 21, 2000 the PUCN made available a draft order that indicated a substantial reduction in NVP's requested rate relief on the remaining $44 million included in the case. NVP expects a final decision to be issued on March 27, 2000, which will substantially reflect the decision in the draft order. As a result of these decisions, NVP operating results for 1999 include a pre-tax charge of $80.0 million. $56 million of the charge is associated with the February 4 decision and $24 million is associated with the March 21 decision. NVP is appealing the PUCN decisions. If not for this charge, NVP's net income would have been approximately $7 million higher than it was in 1998.

     The discussion of SPPC is in its annual report on Form 10-K for the period ended December 31, 1999, which is attached as an appendix. The Other subsidiaries have been discussed in this section.

                                                                 SIERRA PACIFIC RESOURCES CONSOLIDATING STATEMENTS OF INCOME
                                                                                  (Dollars in Thousands)

                                                                                   Year Ended December 31,
                                                                                             1999
                                                        ----------------------------------------------------------------------------

                                                           12 Months        5 Months Sierra                             Consolidated
                                                          Nevada Power       Pacific Power        5 Months Other            Total
                                                        ----------------   -----------------   ------------------    ---------------
OPERATING REVENUES:
  Electric                                              $   977,262        $    259,440        $          -          $  1,236,702
  Gas                                                             -              38,958                   -                38,958
  Water                                                           -              24,339                   -                24,339
  Other                                                           -                   -               9,132                 9,132
                                                        -----------        ------------        ------------          ------------
                                                            977,262             322,737               9,132             1,309,131
                                                        -----------        ------------        ------------          ------------
OPERATING EXPENSES:
  Operation:
     Purchased power                                        293,600              79,856                   -               373,456
     Fuel for power generation                              154,546              51,584                   -               206,130
     Gas purchased for resale                                     -              27,262                   -                27,262
     Deferral of energy cross-net                            97,238                   -                   -                97,238
     Other                                                  141,041              51,038              11,389               203,468
  Maintenance                                                50,805               9,579                   -                60,384
  Depreciation and amortization                              80,644              32,349                 243               113,236
  Taxes:                                                          -                   -                   -                     -
     Income taxes                                            19,943              11,390              (5,247)               26,086
     Other than income                                       22,462               8,161                  90                30,713
                                                        -----------        ------------        ------------          ------------
                                                            860,279             271,219               6,475             1,137,973
                                                        -----------        ------------        ------------          ------------
OPERATING INCOME                                            116,983              51,518               2,657               171,158
                                                        -----------        ------------        ------------          ------------

OTHER INCOME:
  Allowance for other funds used during construction          3,713              (1,339)                  -                 2,374
  Other income - net                                         (1,824)             (1,044)                352                (2,516)
                                                        -----------        ------------        ------------          ------------
                                                              1,889              (2,383)                352                  (142)
                                                        -----------        ------------        ------------          ------------
     Total Income                                           118,872              49,135               3,009               171,016
                                                        -----------        ------------        ------------          ------------
INTEREST CHARGES:
     Long-term debt                                          64,454              16,978                 299                81,731
     Other                                                    8,815               6,012              11,529                26,356
     Allowance for borrowed funds used during
     construction and capitalized interest                   (8,356)                229                   -                (8,127)
                                                        -----------        ------------        ------------          ------------
                                                             64,913              23,219              11,828                99,960
                                                        -----------        ------------        ------------          ------------
INCOME BEFORE OBLIGATED MANDATORILY
 REDEEMABLE PREFERRED SECURITIES                             53,959              25,916              (8,819)               71,056
     Preferred dividend requirements of
     mandatorily redeemable preferred securities            (15,172)             (1,738)                  -               (16,910)
                                                        -----------        ------------        ------------          ------------

INCOME BEFORE PREFERRED DIVIDENDS                            38,787              24,178              (8,819)               54,146

     Preferred dividend requirements                            (95)             (2,301)             (2,396)                 (174)
                                                        -----------        ------------        ------------          ------------
NET INCOME                                                 $ 38,692            $ 21,877             $(8,819)               51,750
                                                        ===========        ============        ============          ============


                                                              Years Ended December 31,
                                                          1998                     1997
                                                     -------------             ------------

                                                     Nevada Power              Nevada Power
                                                     ------------              ------------
OPERATING REVENUES:
  Electric                                             $873,682                  $799,148
  Gas                                                         -                         -
  Water                                                       -                         -
  Other                                                       -                         -
                                                     ----------                ----------
                                                        873,682                   799,148
                                                     ----------                ----------
OPERATING EXPENSES:
  Operation:
     Purchased power                                    283,838                   277,644
     Fuel for power generation                          149,804                   138,956
     Gas purchased for resale                                 -                         -
     Deferral of energy cross-net                       (29,680)                  (60,400)
     Other                                              134,652                   122,811
  Maintenance                                            49,082                    52,126
  Depreciation and amortization                          73,562                    66,273
  Taxes:                                                      -                         -

     Income taxes                                        42,949                    43,478
     Other than income                                   22,198                    21,064
                                                     ----------                ----------
                                                        726,405                   661,952
                                                     ----------                ----------
OPERATING INCOME                                        147,277                   137,196
                                                     ----------                ----------
OTHER INCOME:
  Allowance for other funds used during construction      8,944                     8,760
  Other income - net
                                                         (4,602)                   (5,741)
                                                     ----------                ----------
                                                          4,342                     3,019
     Total Income                                    ----------                ----------
                                                        151,619                   140,215
INTEREST CHARGES:                                    ----------                ----------
     Long-term debt
     Other
     Allowance for borrowed funds used during            56,995                    50,791
     construction and capitalized interest                6,018                     1,531

                                                         (6,080)                   (2,579)
                                                     ----------                ----------
                                                         56,933                    49,743
                                                     ----------                ----------
INCOME BEFORE OBLIGATED MANDATORILY                      94,686                    90,472
 REDEEMABLE PREFERRED SECURITIES
     Preferred dividend requirements of
     mandatorily redeemable preferred securities
                                                        (11,013)                        -
                                                    -----------               -----------
INCOME BEFORE PREFERRED DIVIDENDS                        83,673                    83,216
     Preferred dividend requirements
                                                           (174)                   (1,125)
                                                    -----------               -----------
NET INCOME                                          $    83,499                $   82,091
                                                    ===========                ==========

Nevada Power Company Operating Results
--------------------------------------

     The causes for significant changes in specific lines comprising the results of operations for NVP for the years ended are as provided (dollars in thousands):

                                                   1999                               1998                           1997
                                     ---------------------------------    ---------------------------------    ------------------

                                                          Change from                          Change from
                                           Amount          Prior year          Amount           Prior year           Amount
                                     -----------------   -------------    -----------------   -------------    ------------------
Electric Operating Revenues:
    Residential                            $   416,345            9.5%          $   380,299            6.0%          $   358,921
    Commercial                                 200,186           13.9%              175,760           11.5%              157,694
    Industrial                                 290,409           16.4%              249,390           11.9%              222,837
                                     -----------------   ------------     -----------------   ------------     -----------------
    Retail  revenues                           906,940           12.6%              805,449            8.9%              739,452
    Other                                       70,322            3.1%               68,233           14.3%               59,696
                                     -----------------   ------------     -----------------   ------------     -----------------
      Total Revenues                       $   977,262           11.9%          $   873,682            9.3%          $   799,148
                                     =================   ============     =================   ============     =================

    Total retail sales (MWH)                14,715,000            9.1%           13,491,000            3.7%           13,012,000
                                     -----------------   ------------     -----------------   ------------     -----------------

    Average retail revenue per MWH         $     61.63            3.2%          $    59.70             5.1%          $     56.83

     NVP's residential and commercial electric revenue increased in 1999 primarily due to 6% customer growth for both categories and an energy price increase of 4% effective March 1999. Industrial electric revenues increased in 1999 primarily due to 7% customer growth and an energy price increase of 4% effective March 1999. Other electric revenues increased in 1999 due to greater wholesale electric revenue that was partially offset by lower emission credits and water rights revenue in 1999.

     Residential, commercial and industrial electric revenues increased in 1998 due to an approximate 6% growth in all customer categories and an energy price increase of 6% during February 1998. The increase in 1998 revenues was partially offset by milder weather during the summer of 1998. Other electric revenues increased as a result of the sale of emission credits and water rights in 1998.

                                                   1999                               1998                           1997
                                     ---------------------------------    ---------------------------------    ------------------

                                                          Change from                          Change from
                                           Amount          Prior year          Amount           Prior year           Amount
                                     -----------------   -------------    -----------------   -------------    ------------------
Total Purchased Power                       $  338,972           19.4%           $  283,838            2.2%            $  277,644
 Less Imputed Capacity Deferral             $  (45,372)             -            $        -              -             $        -
                                     -----------------   ------------      ----------------   ------------     ------------------
Purchased Power                             $  293,600            3.4%           $  283,838            2.2%            $  277,644

Purchased Power MWH                          7,861,985           14.2%            6,886,920           -2.7%             7,078,669
Average cost per MWH of
     Purchased Power                        $    43.12            4.6%           $    41.21            5.1%            $    39.22

     NVP has historically used deferred accounting for energy costs (see Note
1).

     NVP's Purchase power costs were higher in 1999 due to a 14% increase in the volume purchased related to customer growth and an increase in the per unit cost of power. This increase in cost was partially offset by a $45 million adjustment (shown separately above) in 1999 related to the deferral of the portion of one-part firm power contracts deemed by regulators to be related to capacity costs rather than energy costs. NVP began deferring these costs in 1999 to comply with an order from the PUCN.

     During 1999 the cost of energy continued to exceed the corresponding allowed revenue component that resulted in a deferral of expense of $9.8 million. This amount was offset by the recovery of energy costs related to prior years of $27.3 million.

     In 1998 purchased power costs increased 2.2% primarily due to higher average unit prices paid for purchased power.

                                                   1999                               1998                           1997
                                     ---------------------------------    ---------------------------------    ------------------

                                                          Change from                          Change from
                                           Amount          Prior year          Amount           Prior year           Amount
                                     -----------------   -------------    -----------------   -------------    ------------------
Fuel for Power Generation                   $  154,546            3.2%           $  149,804            7.8%            $  138,956

 MWHs generated                              9,167,963            3.7%            8,843,057            7.5%             8,228,100
Average fuel cost per MWH
    of Generated Power                      $    16.86           -0.5%           $    16.94            0.3%            $    16.89

     In 1999, NVP's fuel expense increased 3.2%, primarily due to an increase in volumes generated to accommodate customer growth described previously. In 1998, fuel expense increased 7.8%, primarily due to increased generation to accommodate customer growth.

                                                   1999                               1998                           1997
                                     ---------------------------------    ---------------------------------    ------------------

                                                          Change from                          Change from
                                           Amount          Prior year          Amount           Prior year           Amount
                                     -----------------   -------------    -----------------   -------------    ------------------
Deferral of energy costs-net                $   97,238          427.6%           $  (29,680)          50.9%            $  (60,400)

     On February 4, 2000 the PUCN issued an order that rejected NVP's updated September 30, 1999 deferred energy filing. In addition, on March 21, 2000 the PUCN made available a draft order that indicated a substantial reduction in NVP's requested rate relief on the remaining $44 million included in the case. NVP expects a final decision to be issued on March 27, 2000, which will substantially reflect the decision in the draft order. As a result of these decisions, a reserve was recognized for previously deferred energy and imputed capacity costs with a charge of $80 million to Deferral of energy costs-net. $56 million of the reserve is associated with the February 4 decision and $24 million is associated with the March 21 decision. Also, Deferral of energy costs-net were higher in 1999 because NVP was granted a price increase to cover current fuel expense, which allowed NVP to recognize previously deferred costs currently.

     In 1998, NVP deferred $27.0 million of increased energy costs for collection in a later period and recognized $2.7 million of energy cost deferrals that had been deferred prior to 1998. In 1997, NVP deferred $27.8 million of increased energy costs for collection in a later period and recognized $32.6 million of energy cost decreases that had been previously deferred.

     Recovery of fuel expenses is administered under the state's deferred energy cost accounting procedures. Under the deferred energy procedure, changes in the costs of fuel and purchased power are reflected in customer rates through annual rate adjustments and do not affect income. See Note 1 of "Notes to Consolidated Financial Statements" for more information regarding deferred energy accounting.

                                                   1999                               1998                           1997
                                     ---------------------------------    ---------------------------------    ------------------

                                                          Change from                          Change from
                                           Amount          Prior year          Amount           Prior year           Amount
                                     -----------------   -------------    -----------------   -------------    ------------------
Allowance for other funds used
     during construction                    $  3,713            -58.5%           $    8,944            2.1%            $    8,760

Allowance for borrowed funds used
     during construction                       8,356             37.4%                6,080          135.8%                 2,579
                                    ----------------     ------------     -----------------   ------------     ------------------
                                            $ 12,069            -19.7%           $   15,024           32.5%            $   11,339
                                    ----------------     ------------     -----------------   ------------     ------------------

     NVP's AFUDC was lower in 1999 because of construction completed in May 1999 for the Crystal Transmission Project. In 1998, NVP expended approximately $100 million more on construction activity than in 1997. The additional costs in 1998 resulted in higher AFUDC.

                                                   1999                               1998                           1997
                                     ---------------------------------    ---------------------------------    ------------------

                                                          Change from                          Change from
                                           Amount          Prior year          Amount           Prior year           Amount
                                     -----------------   -------------    -----------------   -------------    ------------------
Other operating expense                     $  141,041            4.7%           $  134,652            9.6%            $  122,811
Maintenance expense                             50,805            3.5%               49,082           -5.8%                52,126
Depreciation and amortization                   80,644            9.6%               73,562           11.0%                66,273
Income taxes                                    19,943          -53.6%               42,949           -1.2%                43,478
Interest charges on long-term debt              64,454           13.1%               56,995           12.2%                50,791
Interest charges- other                          8,815           46.5%                6,018          293.1%                 1,531
Other Income (expense)-net                      (1,824)         -60.4%               (4,602)         -19.8%                (5,741)

     NVP's other operating expense increased $6.4 million in 1999 primarily due to growth related costs for distribution expenses and administrative and general costs that included group insurance and short-term incentive costs. Other operating expense increased in 1998 primarily due to increased costs for outside services, computer software and maintenance, administrative and general salaries and pension costs.

     The level of NVP maintenance and repair expenses depends primarily upon the scheduling, magnitude and number of generation unit overhauls at NVP's generating stations. In 1999 maintenance expense increased by $1.7 million primarily due to boiler maintenance at the Reid Gardner Generating Station. In 1998, maintenance expense decreased by $3.0 million due primarily to lower maintenance expense at the Reid Gardner Generating Station.

     NVP Depreciation expense was higher in 1999 because of the addition of approximately $280 million in depreciable assets during the current year including the completion of the Crystal Transmission Project in June 1999. Also, depreciation expense increased $7.3 million in 1998 because of a growing electric depreciable asset base.

     NVP Income taxes were lower in 1999 due to lower operating income before taxes. Income taxes for 1998 and 1997 were comparable.

     Interest charges on NVP long-term debt were higher in 1999 due to interest costs on $130.0 million of unsecured notes issued in March 1999. Interest on long-term debt increased in 1998 primarily due to the issuance in November 1997 of the new Series 1997A $52.3 million Industrial Development Revenue Bonds
(IDBs) and Series 1997B $20 million Pollution Control Revenue Bonds (PCRBs) and the remarketing at fixed rates in January 1998 of variable rate revenue bonds, $76.8 million, Series 1995A, $44, million Series 1995C, $20.3 million, Series 1995D and $13 million, Series 1995E. See Note 9 of "Notes to Consolidated Financial Statements" for additional information regarding long-term debt.

     NVP Interest charges- other was higher in 1999 because of interest costs associated with higher short-term borrowings in 1999. Other interest expense was also higher in 1998 compared to 1997 due to higher short-term borrowings.

     NVP Other income (expense)-net was lower in 1999 because corporate and short-term incentive costs were charged to operating expense rather that other expense during 1999. Other expense was lower in 1998 because of higher costs in 1997 for cancellation fees, adjustments related to the PUCN decision and higher short-term incentive costs.

LIQUIDITY AND CAPITAL RESOURCES (SPR)
-------------------------------------

     Overall net cash flows increased slightly during 1999, as compared to 1998. Net cash flows were greater in 1999 due to more cash provided from operating and financing activities. The increase in cash provided from operating and financing activities was partially offset by more cash used in investing activities. The increase in cash flows from operating activities was primarily due to the collection of revenues related to previously deferred energy costs. Increased cash from financing activities resulted from the issuance of $456.2 million of commercial paper by SPR to provide funding of the cash portion of the merger consideration. Also, NVP issued long-term debt of $130 million senior unsecured notes, due 2004 and both SPPC and NVP each issued $100 million floating rate notes in September and October 1999, respectively. Cash utilized for Investing activities increased primarily as a result of the merger cash requirements. See Note 2 to the consolidated financial statements included in this report for more information about the merger cash requirements.

     Overall net cash flows increased during 1998, as compared to 1997, due to higher net cash from operating and financing activities that was partially offset by more cash used in investing activities. The increase in cash from operating activities was mainly due to an energy rate increase effective February 1, 1998, offset by the deferral of energy cost recovery. The increase in cash used in investing activities was primarily due to increased construction expenditures. The increase in net cash used in financing activities was mainly due to increased short-term borrowing.

CONSTRUCTION EXPENDITURES AND FINANCING (SPR)
---------------------------------------------

     A description of construction expenditures and financing of SPPC is contained in its Annual Report on Form 10-K for the period ended December 31, 1999, attached as an appendix.

     The table below provides SPR's consolidated cash construction expenditures and internally generated cash, net for 1999. The historical information for 1998 and 1997 is NVP information. (Dollars in thousands):

                                                       1999                1998                1997               Total
                                                  --------------      ---------------      -------------      --------------
Cash construction expenditures*                   $      729,794      $       302,041            204,795      $    1,236,630
                                                  ==============      ===============      =============      ==============
Net cash flow from operating activities                  211,089              148,281            107,792             467,162
Less common & preferred cash dividends                   115,833               73,962             81,216             271,011
                                                  --------------      ---------------      -------------      --------------
Internally generated cash                                 95,256               74,319             26,576             196,151
                                                  ==============      ===============      =============      ==============
Internally generated cash as a percentage of
cash construction expenditures                                13%                  25%                13%                 16%

* 1999 cash construction expenditures include $448.3 million of merger related costs.

     SPR's estimated cash construction expenditures for 2000 through 2004 are $1.6 billion. SPR estimates that 90% of its 2000 cash expenditures of approximately $308 million will be provided by internally generated funds, with the remainder being provided by the issuance of long-term debt and short-term debt.

     The estimated level of internally generated cash utilized for construction of 90% anticipates that NVP and SPPC will pay all of their net income in dividends to SPR. SPR anticipates capital contributions of $44 million to NVP and $28 million to SPPC in 2000.

CAPITAL STRUCTURE (SPR AND RELEVANT SUBSIDIARIES)
-------------------------------------------------

     On July 28, 1999, immediately following the consummation of the merger with NVP, SPR put into place a $500 million unsecured revolving credit facility.
This facility may be used for working capital and general corporate purposes, including for commercial paper backup, and replaced SPR's existing credit facility. At the same time, SPPC and NVP each put into place a $150 million unsecured revolving credit facility, which replaced all existing credit facilities. These two facilities may also be used for working capital and general corporate purposes, including for commercial paper backup. In addition, immediately following the merger, SPR and NVP established new commercial paper programs, and SPPC revised its existing commercial paper program. SPR issued $456.2 million of commercial paper to provide temporary funding of the cash portion of the merger consideration and NVP issued $90 million of commercial paper to pay off short-term debt.

     SPR has filed a registration statement with the SEC for the issuance of up to $500 million of debt securities and/or trust preferred securities. Although no securities have been issued to date under this registration statement, SPR intends to issue the entire registered amount as debt securities by the end of the first quarter, or early in the second quarter, of 2000. The proceeds from such issuance will be used to retire short-term indebtedness which was incurred to provide temporary funding of the cash consideration due in the merger of SPR with NVP.

     As of December 31, 1999, SPR had $463 million of commercial paper issued and outstanding, NVP had $82 million of commercial paper issued and outstanding and SPPC had $110 million of commercial paper issued and outstanding. SPR's, NVP's and SPPC's commercial paper programs are rated A2 and P2 by Standard and Poor's and Moody's, respectively.

     SPR's actual consolidated capital structure at December 31, 1999 and 1998 was as follows. The 1998 capital structure presented is NVP information. (Dollars in thousands):

                                          1999                           1998
                             ---------------------------     --------------------------
Short-Term Debt (1)                 $  957,688        22%          $  155,380         7%
Long-Term Debt                       1,556,627        36%             900,227        43%
Preferred Stock                         50,000         1%               3,265         -
Preferred Securities                   237,372         6%             188,872         9%
Common Equity                        1,477,129        35%             864,036        41%
                             ---------------------------     --------------------------
   TOTAL                            $4,278,816       100%          $2,111,780       100%
                             ===========================     ==========================

(1) Including current maturities of long-term debt and preferred stock.

     As of December 31, 1999, under tests required by NVP's first mortgage bonds and the terms of its preferred stock issues, NVP could issue up to $785 million of additional first mortgage bonds at an assumed interest rate of 8.0% and up to $84 million of additional preferred stock at an assumed dividend of 8.0%.

     NVP's secured long-term debt is rated A and Baa1 by Standard & Poor's and Moody's, respectively. NVP's pre-tax interest coverages for 1999, 1998 and 1997 were 2.35%, 3.22% and 3.59%, respectively.

     SPR currently does not have a secured long-term debt rating by Standard & Poor's or Moody's. A description of SPPC's capital structure, first mortgage bond and preferred stock issuance restrictions, its long-term debt ratings and its pre-tax interest coverage ratios are contained in its Annual Report Form 10-K for the period ended December 31, 1999, attached as an appendix.

REGULATORY EVENTS (NVP)
-----------------------

     For a discussion of Regulatory Events of SPPC, see its annual report on Form 10-K for the period ended December 31, 1999, which is attached as an Appendix.

Industry Restructuring
----------------------

Electric Restructuring Activities
---------------------------------

     In 1997, the Governor of Nevada signed into law Assembly Bill 366 (AB366) that provided for competition to be implemented in the electric utility industry. In 1999 the Governor signed into law Senate Bill 438 (SB438) that amended AB366. SB438 contains the following major provisions:

     . In addition to generation, metering and billing are declared to be potentially competitive services.
     . The start date for competition is March 1, 2000 or such other start date determined to be in the public interest by the Governor.
     . The electric distribution utility is the provider of last resort (PLR) until alternate methods go into effect, no sooner than July 1, 2001. PLR rates are capped until March 1, 2003 at the rates in effect as of July 1, 1999, as adjusted for any deferred energy cases filed with the PUCN prior to October 1, 1999.
     . Allows the use of the net proceeds of generation divestiture to pay for certain reductions in PLR revenues until March 1, 2003, arising from the departure of customers who select new suppliers.
     .    Repeals deferred energy for electric utilities on October 1, 1999.
     . Permits alternative sellers to submit bids to provide PLR service after July 1, 2001, subject to a PUCN public interest finding and a PUCN-held auction.
     . Provides for the recovery of Past Costs, often referred to as stranded costs, including specific criteria for recovery of purchase power costs.

     The PUCN has conducted a number of hearings associated with AB366 and SB438. In February 2000 the Governor of Nevada delayed the start date of competition indefinitely. Electric competition may begin later in 2000 or 2001. Generally, restructuring regulations have proceeded slowly. Currently, many important regulations, including the affiliate regulations and the PLR, are not
complete.   In their present form several of the proposed regulations could have potentially significant negative financial ramifications. These regulations and the potential risks are described below. NVP's management is actively working to modify these regulations. Several key Nevada restructuring issues have also arisen in other states, been litigated, and resolved in favor of the utility.
If final regulations are not modified to remove the financial risk exposures, NVP will likely pursue legal action to resolve these issues. As a final option, NVP will seek an injunction to the start of competition or to overturn portions of SB438.

Affiliate Transaction Regulation
--------------------------------

     While SB438 allows for the use of name and logo, the affiliate regulation has not yet been modified to reflect this change. In addition, NVP has requested that the PUCN modify the rule related to sharing services, sharing officers and directors, and transfer pricing. To date the PUCN has not acted on this request. On March 30, 1999, SPPC and NVP filed with the District Court a "Complaint and Petition for Declaratory and Injunctive Relief and for Judicial Review" relating to the Affiliate Transaction Rules. SPPC and NVP asked that the court find that the rules "violate plaintiff's federal and state constitutional guarantees, are unlawful and invalid because they were enacted in violation of the procedural and substantive provisions of the Administrative Procedures Act, and are unlawful and invalid because they exceed the authority of the PUCN and are unsupported by the evidence." SPPC and NVP asked that the court order the PUCN "to cease and desist from enforcing the regulations."

Past Costs
----------

     Past costs, commonly referred to as stranded costs in other jurisdictions, were the subject of several hearings in 1999. AB366/ SB438 permit the recovery of costs associated with potentially competitive services, such as generation and purchased power, pursuant to specified legal criteria. In the hearings, various topics were discussed, including the characteristics that define recoverable past costs, criteria for evaluating the effectiveness of mitigation efforts, options for cost recovery mechanisms, and applicable tax and accounting issues.

     On December 29, 1999 the PUCN adopted the past cost regulation. This regulation requires the utility to file for past costs 45 days after the adoption of the regulation or issuance of the final order in the compliance plan filing. The regulation requires estimates of book values and market values as of the opening date of competition. In addition NVP must provide documentation relative to criteria in the law such as mitigation efforts, conduct relative to other states, and efforts to minimize taxes. The PUCN will take these criteria into consideration in determining allowable past costs. During comments related to this rule, NVP raised a number of legal issues including treatment of purchase power agreements, ability to true up initial estimates of past costs to actual results, and ability to recover costs to implement restructuring. NVP has not completed an estimate of its past costs, since such a calculation is dependent on a variety of issues related to restructuring which are not resolved
at this time.   However, based upon the current regulation and the positions taken by other parties to the rulemaking, several risk areas have been identified including:

     . SB438 criteria provides latitude for the PUCN to reduce NVP's stranded cost claim.
     . Purchase power agreements are the largest category of past costs. Federal and state laws provide protection to federally mandated power purchase contracts. NVP believes that the PUCN regulation provides less security to recover purchase power costs than provided by federal and state laws.
     . Because the regulation does not provide a guaranteed true up to actual results, it is possible that stranded cost recovery could be set too low to recover all stranded costs.
     . The stranded cost proceeding will establish the gain or loss on the divestiture sale of generation assets; the regulation provides that any gain on divestiture would be utilized to reduce stranded costs. Some elements of the calculation may be controversial. In addition, the regulation does not address other claims to the generation gain, such as recovery of certain revenue shortfalls as allowed by SB438, which may arise as customers leave the PLR.

     NVP is currently evaluating challenges to the regulation and will actively pursue changes in the regulatory process or, if necessary, pursue legal challenges in the federal and or state courts. NVP believes that based upon the content of the regulation and the applicable law, a legal challenge relative to purchase power agreements has a strong possibility of being successful.

Provider of Last Resort
-----------------------

     The provider of last resort (PLR) will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition
begins.   SB438 provides for the electric distribution utility (EDU) to provide
PLR services until July 1, 2001. The PUCN has conducted several workshops and hearings on the PLR regulations. This rule is not expected to be finalized
until mid-2000.   The current draft proposed regulation includes standards of conduct relative to distribution and provider of last resort functions, which require segregation of operating functions and constraints on sharing of common
services.   As part of their comments during development of the proposed regulation, NVP raised concerns regarding the financial impacts of the proposed
regulations that place into question the financial viability of the PLR.   For
instance the current regulations restrict the PLR from relying on distribution assets or revenues to obtain credit. Second, the current regulations provide no financial reward potential for the significant fuel price risks that the PLR may face during the PLR rate cap period which ends March 1, 2003. Third, the proposed standards of conduct for the EDU and PLR will increase costs as a result of the loss of economies of scale and scope.

     In addition to these impacts, the proposed regulation does not address two important areas associated with the PLR. Regulations have yet to be developed that fairly compensates the utility for recovery of revenue shortfalls allowed under SB438 which arise as customers leave the PLR for new suppliers. Regulations also do not address how NVP will be able to collect the costs, allowed by SB438, which will be incurred to serve customers who leave the PLR and later return.

     In the ongoing rulemaking process NVP is working to address these serious concerns and modify the PLR regulation. If the proposed regulations are adopted in their current form, NVP will seek to transition out of the PLR function. In addition, if necessary, NVP is prepared to pursue legal remedies to mitigate any significant financial exposures associated with the final PLR regulation.

Independent Scheduling Administrator
------------------------------------

     NVP has participated in interim Independent Scheduling Administrator (iISA) working groups which are developing iISA standards, protocols and procedures. The PUCN has held hearings regarding entities interested in performing the iISA function, the timeline, the functions to be performed, the costs and how these entities will adhere to the PUCN iISA principles. To date NVP has not agreed to provide funding for the iISA because the PUCN has not provided a mechanism for NVP to recover costs associated with iISA. However, in February 2000, the PUCN opened an investigatory docket to consider the funding and other transmission access issues. See FERC Matters for further discussion.

Gas Restructuring
-----------------

     To comply with Nevada AB366 for natural gas deregulation, the PUCN has developed some new natural gas rules. In 1999, little gas restructuring activity occurred. Two new regulations, gas licensing and gas licensing fees were adopted by the PUCN in 1999.

Nevada Matters
--------------

Non-price Terms and Conditions for Distribution Service
-------------------------------------------------------

     On February 2, 1999, NVP filed its non-price terms and conditions for unbundled distribution service. A stipulation resolving most issues and agreeing to further filings on unresolved issues was filed with the PUCN, and subsequently approved by the Commission on April 22, 1999. Settlements regarding the unresolved issues were subsequently filed and approved by the Commission.

Unbundling of Utility Services
------------------------------

     On April 1, 1999, NVP filed the revenue requirements and unbundling study portions of the Compliance Filing with the PUCN. The filing included the development of an electric revenue requirement for the test period 1998. The compliance filing rule requires the revenue requirement development to be in the same form used for rate cases. In the unbundling study, the revenue requirement was assigned and allocated to a number of service components including generation, aggregation, transmission, distribution, metering, billing, and customer services. On September 23, 1999, The PUCN issued an interim order on NVP's April 1 compliance filing. The order contained the PUCN's decision on revenue requirements, return on equity, depreciation, and the unbundling study. NVP did not utilize the order's revenue requirement, return on equity or depreciation rates from Phase II of the case because SB438 legally mandated that NVP use its July 1, 1999 revenue requirement.

Pricing of Distribution Service
-------------------------------

     On October 12, 1999, NVP filed final versions of the approved non-price terms and conditions and rates reflecting a revenue requirement thought by NVP to be correct and in accordance with SB438. Hearings were held in January 2000.

Merger of SPR and Nevada Power Company
--------------------------------------

     On April 8, 1998, NVP and SPPC filed a joint application with the PUCN for approval of their proposed merger. On January 4, 1999, the PUCN issued the final order in the merger case. On December 31, 1998, the PUCN voted 3-0 to approve the merger, with conditions. The conditions include, among others, requirements to divest generation, file the divestiture plan with the Commission for approval, file an ISA proposal with the FERC, file a generation tariff with the FERC, file a rate case and unbundle costs in 1999, file a subsequent rate case three years after retail competition, and submit application to recover stranded costs.

Deferred Energy Filing
----------------------

     NVP filed a deferred energy case on July 15, 1999, covering the period from June 1, 1998 through May 31, 1999. SB 438 froze the rates for NVP at the level that was in effect on July1, 1999, except that the PUCN was authorized to modify those rates in decisions related to deferred accounting cases filed by NVP prior to October 1, 1999. Accordingly, on September 30, 1999, NVP filed an update through August 31, 1999. Hearings began in January 2000. On February 4, 2000 the PUCN issued an order that rejected NVP's updated September 30, 1999 deferred energy filing. In addition, on March 21, 2000 the PUCN made available a draft order that indicated a substantial reduction in NVP's requested rate relief on the remaining $44 million included in the case. NVP expects a final decision to be issued on March 27, 2000, which will substantially reflect the decision in the draft order. As a result of these decisions, NVP recognized a reserve for previously deferred energy and imputed capacity costs of $80 million. $56 million of the reserve is associated with the February 4 decision and $24 million is associated with the March 21 decision. NVP intends to appeal the decisions.

Earnings Sharing
----------------

     On April 30, 1999, SPPC filed its second compliance filings related to the 1997 rate stipulation The filings provide a calculation of SPPC's electric and gas earnings in excess of a 12% return on equity (ROE). Any earnings in excess of 12% ROE are shared 50/50 between shareholders and customers. On August 19, 1999, the PUCN approved a stipulation between SPPC, Staff, and the UCA that rebated $7.37 million and $1.98 million to electric and gas customers, respectively in 1999. Based on 1999 operating results, SPPC anticipates it may make refunds to customers. Appropriate reserves have been recorded to reflect any anticipated refunds.

Generation Divestiture
----------------------

     SPPC has filed with the PUCN its request for approval to sell its generation plants on October 12, 1999. On February 18, 2000, the PUCN approved an application to sell the generation plants of both SPPC and NVP. The PUCN approved the revised divestiture plan unanimously. Under the terms of the approved plan, both utilities will sell all of their power plants through an auction process.

FERC Matters
------------

     On April 14, 1999, the FERC voted to approve the merger of SPR and NVP, as proposed. In approving the merger the FERC required the companies to divest of their generation facilities (as proposed by the companies) and required NVP to file an update of its transmission rates (also proposed by the companies).

     On May 17th, TDPUD filed a Petition for Rehearing of the FERC's order approving the merger. TDPUD claims the FERC violated its own policy by allowing the merger to be consummated prior to divestiture of generation assets. SPPC and NVP filed an answer to TDPUD's Petition for Rehearing in May. On July 14, 1999, the FERC denied in all aspects TDPUD's petition.

     On May 29, 1999, NVP filed an application with the FERC to increase its Open Access Transmission rates. On November 24, 1999, an unopposed motion to suspend the procedural schedule to allow consummation of a settlement was filed with the FERC. The Settlement was filed on February 8, 2000 and the rates became effective on March 1, 2000.

     On March 31, 1999, NVP filed with the FERC for approval of generation tariffs, which contain the rates, terms and conditions under which the new owners of NVP's generation would operate after divestiture. The FERC approved the tariffs on November 1, 1999. In compliance with the FERC's November 1 order, NVP filed pro forma service agreements for the approved tariffs, which were subsequently approved on December 16, 1999.

     On July 23, 1999, NVP and SPPC submitted a filing to create the Mountain West Independent Scheduling Administrator. The filing was made to request approval of certain of the tariffs and agreements with respect to the transmission services of NVP and SPPC. A decision is expected in 2000.

YEAR 2000 ISSUES (NVP)
----------------------

     All significant computer systems of SPR are owned by NVP and SPPC. A complete description of Year 2000 (Y2K) issues related to SPPC is contained in its Annual Report on Form 10-K for the period ended December 31, 1999, attached as an appendix. The following discussion describes Y2K issues of NVP.

     NVP made Y2K readiness a top priority for all of its departments. With the oversight of several officers, NVP reviewed all of its computers, software programs and electrical systems to verify that appropriate actions were taken in order to be Year 2000 ready, including the ability to process, calculate, compare and sequence date data into the next century, and, to make all necessary leap year corrections.

     Overall status for NVP as of November 30, 1999 showed completion of mission critical functions. This status was within the guidelines established for NVP to achieve Y2K readiness. All generation units were successfully remediated and tested.

     Even though NVP was confident that its critical systems would be fully remediated by July 1999, NVP initiated a corporate-wide process of Y2K contingency planning. Contingency planning was affected by the responses received from business partners and suppliers, as well as NVP's determination of the reasonably worst-case scenario. As a result of the overall efforts of NVP, there was no materially adverse impact on the utility's financial position, results of operations or cash flows.

     Based on the work done within NVP, it is not anticipated that there will be any Y2K problems of significance or material impact, however NVP will maintain its awareness of the potential for Y2K problems throughout 2000.

     The total cumulative cost to NVP for addressing Y2K readiness was originally estimated to be in the range of $4 to $7 million, including operating and capital expenditures. Through December 1999, approximately $3.0 million in operating expenses and approximately $2.4 million in capital additions were actually incurred. While additional expenditures and capital additions may be incurred during 2000, additional expenditures and capital additions are expected to be nominal.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (SPR)

     SPR has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The only such instruments are fixed-rate and variable-rate debt, and preferred securities obligations, which were as follows as of December 31, 1998 and 1999.

Long-term debt (dollars in thousands):

Expected                                                               Weighted Average
Maturity Date            Expected Maturity Amounts                      Interest Rates                     Fair Value
----------------------------------------------------------------------------------------------------------------------------
                                December 31                               December 31                      December 31
Fixed Rate                 1999            1998                     1999            1998               1999           1998
                       ------------    ------------              ------------   ------------       ------------   ------------
 1999                             -      $  136,600                         -           6.88%
 2000                       102,709          85,000                      7.00%          7.06%
 2001                        19,732               -                      5.58%             -
 2002                        17,626          15,000                      7.05%         7.625%
 2003                        20,711               -                      5.53%             -
 2004                       132,621               -                      6.20%             -
 Thereafter               1,285,936         714,007                      6.68%          6.60%
                       ============================              ===========================       ===========================
Total Fixed Rate        $ 1,579,335      $  950,607                                                 $ 1,540,990   $  1,018,000

Variable Rate
 Due 2000               $   100,000               -                      6.92%
 Due 2020                    80,000               -                     *3.81%
                       ============================              ===========================       ===========================
                        $   180,000               -                                                 $   180,000              -
Preferred securities
(fixed rate)
 Due 2036               $   237,372      $  188,872                      8.18%                      $   208,618     $  193,000
                       ============================              ===========================       ===========================
Total                   $ 1,996,707      $1,139,479                                                 $ 1,929,608     $1,211,000

 * Weighted daily average rate for month ended December 31, 1998 and 1999.

Commodity Price Risk
--------------------

     SPR is exposed to commodity price risk primarily related to changes in the market price of electricity as well as changes in fuel costs incurred to generate electricity. Although the potential exists for market risk within these contracts, the future costs are expected to be covered in the rate making process. SPPC's gas local distribution company is also protected by deferred energy accounting procedures (See Note 1 to the Financial Statements). These risks are not expected to expose SPR to significant market risks related to commodity price fluctuations. As a result of the merger of SPR and NVP, the Board of Directors of the combined company requested that management review and consolidate the Risk Management Programs of the two utilities. SPPC and NVP engaged the services of a leading energy risk management consulting company to review existing policies and procedures, make any recommendations to the existing Program, and implement the revised Program. That project led SPPC and NVP to adopt revised policies and procedures, implement new IT systems to track any commodity price exposures, as well as focus on potential "Earnings-at-Risk" which measures the amount of exposure that SPPC and NVP have to energy prices at any point in time.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
 (Refer to Introduction for a discussion of the method of accounting reflected in the Financial Statements)

                                                                               Page
                                                                               ----
Independent Auditors' Report...............................................       50

Financial Statements:

       Consolidated Balance Sheets as of December 31, 1999 and 1998........       51
       Consolidated Statements of Income for the Years Ended December 31,
         1999, 1998 and 1997...............................................       52
       Consolidated Statements of Common Shareholders' Equity for the
         Years Ended December 31, 1999, 1998 and 1997......................       53
       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 1998 and 1997..................................       54
       Consolidated Statements of Capitalization as of December 31, 1999
         and 1998..........................................................    55-56
        Balance Sheets for Nevada Power Company as of
          December 31, 1999 and 1998.......................................       57
        Statements of Income for Nevada Power Company
         for the Years Ended December 31, 1999, 1998 and 1997..............       58
        Statements of Cash Flows for Nevada Power Company
          for the Years Ended December 31, 1999, 1998 and 1997.............       59
        Statements of Capitalization for Nevada Power
         Company as of December 31, 1999  and 1998.........................    60-61

Notes to Financial Statements..............................................    62-95

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Sierra Pacific Resources
Reno, Nevada


     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Sierra Pacific Resources and subsidiaries (the Company) and the separate balance sheets and statements of capitalization of Nevada Power Company (NVP) as of December 31, 1999 and 1998, and the related statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's and NVP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company and the financial position of NVP as of December 31, 1999 and 1998, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



DELOITTE & TOUCHE LLP
Reno, Nevada
March 21, 2000

                           SIERRA PACIFIC RESOURCES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                               December 31,
ASSETS                                                                    1999              1998
------                                                                 -----------       ----------
Utility Plant, at Original Cost:
  Plant in service                                                     $ 5,351,399      $ 2,695,312
    Less accumulated provision for depreciation                          1,571,102          708,791
                                                                       -----------      -----------
                                                                         3,780,297        1,986,521
  Construction work in progress                                            293,232          213,365
                                                                       -----------      -----------
                                                                         4,073,529        2,199,886
                                                                       -----------      -----------
Investments in subsidiaries and other property, net                        105,880           24,483
                                                                       -----------      -----------

Current Assets:
  Cash and cash equivalents                                                  4,789            1,770
  Accounts receivable less provision for
    uncollectible accounts: 1999 - $6,475; 1998 - $2,429                   215,972           97,298
  Materials, supplies and fuel, at average cost                             73,621           39,606
  Deferred energy costs                                                     14,884           62,489
  Other                                                                      7,003            7,787
                                                                       -----------      -----------
                                                                           316,269          208,950
                                                                       -----------      -----------
Deferred Charges:
  Goodwill                                                                 327,725                -
  Regulatory tax asset                                                     196,364           62,906
  Other regulatory assets                                                  105,242           22,236
  Other                                                                    122,677           23,379
                                                                       -----------      -----------
                                                                           752,008          108,521

                                                                       $ 5,247,686      $ 2,541,840
                                                                       ===========      ===========
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common shareholders' equity                                          $ 1,477,129      $   864,036
  Preferred stock                                                           50,000            3,265
  SPPC/NVP - obligated mandatorily redeemable preferred securities         237,372          188,872
Long-term debt                                                           1,556,627          900,227
                                                                       -----------      -----------
                                                                         3,321,128        1,956,400
                                                                       -----------      -----------
Current Liabilities:
  Short-term borrowings                                                    754,979          105,000
  Current maturities of long-term debt                                     202,709           50,380
  Accounts payable                                                         138,448           82,721
  Accrued interest                                                          15,394            7,829
  Dividends declared                                                        20,850              207
  Accrued salaries and benefits                                             15,410            9,713
  Deferred taxes on deferred energy costs                                    5,683           21,871
  Other current liabilities                                                 29,773           14,859
                                                                       -----------      -----------
                                                                         1,183,246          292,580
                                                                       -----------      -----------
Commitments & Contingencies (Note 17)

Deferred Credits:
  Deferred federal income taxes                                            413,964          165,625
  Deferred investment tax credits                                           62,604           28,083
  Regulatory tax liability                                                  52,839           16,779
  Customer advances for construction                                       109,422           64,114
  Accrued retirement benefits                                               67,314           14,234
  Other                                                                     37,169            4,025
                                                                       -----------      -----------
                                                                           743,312          292,860
                                                                       -----------      -----------

                                                                       $ 5,247,686      $ 2,541,840
                                                                       ===========      ===========

The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)

                                                                      Year ended December 31,
                                                              1999              1998               1997
                                                           -----------       -----------        -----------
Operating Revenues:
 Electric                                                  $ 1,236,702       $   873,682        $   799,148
 Gas                                                            38,958                 -                  -
 Water                                                          24,339                 -                  -
 Other                                                           9,132                 -                  -
                                                           -----------       -----------        -----------
                                                             1,309,131           873,682            799,148
                                                           -----------       -----------        -----------
Operating Expenses:
 Operation:
   Purchased power                                             373,456           283,838            277,644
   Fuel for power generation                                   206,130           149,804            138,956
   Gas purchased for resale                                     27,262                 -                  -
   Deferral of energy costs-net                                 97,238           (29,680)           (60,400)
   Other                                                       203,468           134,652            122,811
 Maintenance                                                    60,384            49,082             52,126
 Depreciation and Amortization                                 113,236            73,562             66,273
 Taxes:
   Income taxes                                                 26,086            42,949             43,478
   Other than income                                            30,713            22,198             21,064
                                                           -----------       -----------        -----------
                                                             1,137,973           726,405            661,952
                                                           -----------       -----------        -----------
Operating Income                                               171,158           147,277            137,196
                                                           -----------       -----------        -----------
Other Income:
 Allowance for other funds used during construction              2,374             8,944              8,760
 Other income -net                                              (2,516)           (4,602)            (5,741)
                                                           -----------       -----------        -----------
                                                                  (142)            4,342              3,019
                                                           -----------       -----------        -----------
 Total Income Before Interest Charges                          171,016           151,619            140,215
                                                           -----------       -----------        -----------

Interest Charges:
 Long-term debt                                                 81,731            56,995             50,791
 Other                                                          26,356             6,018              1,531
 Allowance for borrowed funds used during construction
    and capitalized interest                                    (8,127)           (6,080)            (2,579)
                                                           -----------       -----------        -----------
                                                                99,960            56,933             49,743
                                                           -----------       -----------        -----------

Income before obligated mandatorily redeemable preferred
 securities                                                    71, 056            94,686             90,472

Preferred dividend requirements of SPPC/NVP obligated
  mandatorily redeemable preferred securities                  (16,910)          (11,013)            (7,256)
                                                           -----------       -----------        -----------
Income before preferred dividend requirements of
  subsidiary                                                    54,146            83,673             83,216
Preferred dividend requirements of subsidiary and
  redemption premium                                            (2,396)             (174)            (1,125)
                                                           -----------       -----------        -----------

Net Income                                                 $    51,750       $    83,499        $    82,091
                                                           ===========       ===========        ===========


Net Income Per Share - Basic                               $      0.83       $      1.64        $      1.65
                     - Diluted                             $      0.83       $      1.64        $      1.65

Weighted Average Shares of Common Stock
  Outstanding                                               62,577,385        50,993,000         49,691,000

Annual Dividends Paid Per Share of Common Stock            $     1.165       $      1.45        $      1.60

The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
            CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                            (Dollars in Thousands)


                                                                       Year ended December 31,
                                                               1999              1998            1997
                                                            -----------        ----------      ----------
Common Stock:
Balance at Beginning of Year                                $    54,066        $   53,604      $   51,990
   401(k) Savings plan                                                -                65              98
   Stock purchase and dividend reimbursement                          -               397           1,516
   Merger conversion                                             36,064                 -               -
   Merger cash consideration                                    (11,716)                -               -
                                                            -----------        ----------      ----------
Balance at end of year                                           78,414            54,066          53,604
                                                            -----------        ----------      ----------
Other Paid-In Capital:
Balance at Beginning of Year                                    683,156           662,987         631,204
   Premium on sale of common stock                                    -            20,169          31,783
   CSIP, DRP, ESPP and other                                      1,409                 -               -
   Merger transactions                                          275,384                 -               -
   Revaluation of pension asset                                      66                 -               -
   Goodwill                                                     331,174                 -               -
                                                            -----------        ----------      ----------
Balance at End of Year                                        1,293,990           683,156         662,987
                                                            -----------        ----------      ----------
Retained Earnings:
Balance at Beginning of Year                                    126,814           117,032         117,360
Income before preferred dividends                               54, 146            83,673          83,216
Dividends declared:
   Preferred stock of subsidiaries                               (2,721)             (174)         (1,125)
   Common stock                                                 (73,514)          (73,717)        (79,176)
   Premium redemption of preferred stock                              -                 -          (3,243)
                                                            -----------        ----------      ----------
Balance at End of Year                                         104, 725           126,814         117,032
                                                            -----------        ----------      ----------
Total Common Shareholder's Equity at End of Year            $1,477, 129        $  864,036      $  833,623
                                                            ===========        ==========      ==========

The accompanying notes are an integral part of the financial statements

                           SIERRA PACIFIC RESOURCES
                           STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                                              Year ended December 31,
                                                                    1999              1998                1997
                                                                 ----------        ----------          ----------
Cash Flows From Operating Activities:
------------------------------------
  Income before preferred dividends                              $  54, 146        $   83,673          $   83,216
  Non-cash items included in income:
      Depreciation and amortization                                 113,236            73,562              66,273
      Deferred taxes and investment tax credits                     (16,543)           23,640              21,599
      AFUDC and capitalized interest                                (10,501)          (15,025)            (11,339)
      Deferred energy costs                                          48,313           (33,819)            (59,543)
      Early retirement and severance amortization                     1,748                 -                   -
      Other non-cash                                                 24,122            13,896              12,001
  Changes in certain assets and liabilities, net of
       acquisition:
      Accounts receivable                                            (7,393)           (9,034)            (15,407)
      Materials, supplies and fuel                                   (3,846)            2,764                 163
      Other current assets                                              155             1,359               1,492
      Accounts payable                                               49,655            22,788               8,306
      Other current liabilities                                      (6,342)           (7,918)              4,540
      Other - net                                                   (35,661)           (7,605)             (3,509)
                                                                 ----------        ----------          ----------
Net Cash Flows From Operating Activities                            211,089           148,281             107,792
                                                                 ----------        ----------          ----------
Cash Flows From Investing Activities:
------------------------------------
  Acquisition of business net of cash acquired                     (448,311)                -                   -
  Additions to utility plant                                       (299,064)         (314,933)           (211,371)
  Non-cash charges to utility plant                                  (3,645)            3,996               1,493
  Customer refunds for construction                                   8,173                 -                   -
  Contributions in aid of construction                               13,053             8,896               5,083
                                                                 ----------        ----------          ----------
     Net cash used for utility plant                               (729,794)         (302,041)           (204,795)
  Proceeds from sale of other assets                                      -                 -                   4
  (Investments in) disposal of subsidiaries and                       1,366            (2,277)             (5,636)
     other property - net
                                                                 ----------        ----------          ----------
Net Cash Used in Investing Activities                              (728,428)         (304,318)           (210,427)
                                                                 ----------        ----------          ----------
Cash Flows From Financing Activities:
------------------------------------
  Increase  in short-term borrowings                                495,165           105,000                   -
  Proceeds from issuance of long-term debt                          230,699                 -              76,261
  Retirement of long-term debt                                      (63,293)          (17,436)             (7,131)
  Change in funds held in trust                                           -            52,939                (248)
  Proceeds from NVP, obligated mandatorily                                -            70,000             118,872
    redeemable preferred securities
  Retirement of preferred stock                                     (26,380)             (200)            (38,200)
  Sale of common stock                                                    -            20,746              32,473
  Dividends paid                                                   (115,833)          (73,962)            (81,216)
                                                                 ----------        ----------          ----------
Net Cash From  Financing Activities                                 520,358           157,087             100,811
                                                                 ----------        ----------          ----------
Net Increase/Decrease in Cash and Cash Equivalents                    3,019             1,050              (1,824)
Beginning Balance in Cash and Cash Equivalents                        1,770               720               2,544
                                                                 ----------        ----------          ----------
Ending Balance in Cash and Cash Equivalents                      $    4,789        $    1,770          $      720
                                                                 ==========        ==========          ==========

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
  Cash Paid During Year For:
    Interest                                                     $  127,063        $   75,487          $   64,692
    Income taxes                                                     43,719            27,110              19,545

The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (Dollars in Thousands)


                                                                                                     December 31,
                                                                                                  1999           1998
                                                                                              -----------    -----------
Common Shareholders' Equity:
---------------------------
  Common stock, $1.00 par value, authorized 250 million;
    issued and outstanding 1999: 78,428,480 shares; 1998, 51,265,117 shares                   $    78,414    $    54,066
  Additional paid-in capital                                                                    1,293,990        683,156
  Retained earnings                                                                              104, 725        126,814
                                                                                              -----------    -----------
      Total Common Shareholders' Equity                                                        1,477, 129        864,036
                                                                                              -----------    -----------
Preferred Stock of Subsidiaries:
-------------------------------
Not subject to mandatory redemption
Outstanding at December 31
    5.40% Series, 36,669 shares                                                                         -            733
    5.20% Series, 34,570 shares                                                                         -            692
    4.70% Series, 102,006 shares                                                                        -          2,040
    Class A Series 1; $1.95 dividend                                                               50,000              -
                                                                                              -----------    -----------
         Subtotal                                                                                  50,000          3,465
Current sinking fund requirements:                                                                      -           (200)
                                                                                              -----------    -----------
         Total Preferred Stock                                                                     50,000          3,265
                                                                                              -----------    -----------
Preferred Securities of Subsidiaries:
------------------------------------
NVP obligated Mandatorily Redeemable Preferred Securities of NVP's
     Subsidiary Trust, NVP Capital I, holding solely $122.6 million principal amount of           118,872        118,872
     8.2% Junior Subordinated Debentures of NVP, due 2037
NVP Capital III, holding solely $72.2 million principal amount of 7  3/4% Junior                   70,000         70,000
     Subordinated Debentures of NVP, due 2038
SPPC obligated Mandatorily Redeemable Preferred Securities of SPPC's
     Subsidiary Trust, SPPC Capital I, holding solely $50 million principal amount of
     8.60% Junior Subordinated Debentures of SPPC, due 2036                                        48,500              -
                                                                                              -----------    -----------
          Total Preferred Securities                                                              237,372        188,872
                                                                                              -----------    -----------
Long-Term Debt:
--------------
First Mortgage Bonds:
Unamortized bond premium and discount, net                                                           (583)             6
  Debt Secured by First Mortgage Bonds:
     7 5/8% Series L due 2002                                                                      15,000         15,000
     7.80% Series T due 2009                                                                       15,000         15,000
     6.70% Series V due 2022                                                                      105,000        105,000
     6.60% Series W due 2019                                                                       39,500         39,500
     7.20% Series X due 2022                                                                       78,000         78,000
     6.93% Series Y due 1999                                                                            -         45,000
     8.50% Series Z due 2023                                                                       35,000         45,000
     7.06% Series AA due 2000                                                                      85,000         85,000
     2.00% Series Z due 2004                                                                           72              -
     2.00% Series O due 2011                                                                        1,374              -
     6.35% Series FF due 2012                                                                       1,000              -
     6.55% Series AA due 2013                                                                      39,500              -
     6.30% Series DD due 2014                                                                      45,000              -
     6.65% Series HH due 2017                                                                      75,000              -
     6.65% Series BB due 2017                                                                      17,500              -
     6.55% Series GG due 2020                                                                      20,000              -
     6.30% Series EE due 2022                                                                      10,250              -
     6.95% to 8.61% Series A MTN due 2022                                                         110,000              -
     7.10% and 7.14% Series B MTN due 2023                                                         58,000              -
     6.62% to 6.83% Series C MTN due 2006                                                          50,000              -
     5.90% Series JJ due 2023                                                                       9,800              -
     5.90% Series KK due 2023                                                                      30,000              -

                           SIERRA PACIFIC RESOURCES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (Dollars in Thousands)


Continued from previous page                                              December 31,
                                                                   1999                   1998
                                                            -----------             ----------
     5.00%  Series Y due 2024                                     3,138                      -
     6.70%  Series II due 2032                                   21,200                      -
     5.47% Series D MTN due 2001                                 17,000                      -
     5.50% Series D MTN due 2003                                  5,000                      -
     5.59% Series D MTN due 2003                                 13,000                      -
                                                            -----------             ----------
            Subtotal, excluding current portion                 898,751                427,506
                                                            -----------             ----------
Industrial development revenue bonds
     7.80% due 2020                                             100,000                100,000
     5.90% Series 1997A due 2032                                 52,285                 52,285
     5.90% Series 1995B due 2030                                 85,000                 85,000
     5.60% Series 1995A due 2030                                 76,750                 76,750
     5.50% Series 1995C due 2030                                 44,000                 44,000
Pollution control revenue bonds
     6 3/8% due 2036                                             20,000                 20,000
     5.80% Series 1997B due 2032                                 20,000                 20,000
     5.30% Series 1995D due 2011                                 14,000                 14,000
     5.45% Series 1995D due 2023                                  6,300                  6,300
     5.35% Series 1995E due 2022                                 13,000                 13,000
Less funds held in trust                                              -                    (10)
                                                            -----------             ----------
            Total excluding current portion                     431,335                431,325
                                                            -----------             ----------
6.20% Senior unsecured note Series A                            130,000                      -
Obligation under capital leases                                  87,007                 91,249
Current maturities and sinking fund requirements                (89,842)               (50,180)
Variable rate note:
     Water facilities note maturing 2020                         80,000
Other, excluding current portion                                 19,376                    327
                                                            -----------             ----------
          Total Long-Term Debt                                1,556,627                900,227
                                                            -----------             ----------
TOTAL CAPITALIZATION                                        $ 3,321,128             $1,956,400
                                                            ===========             ==========

The accompanying notes are an integral part of the financial statements.

                             NEVADA POWER COMPANY
                                BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                                     December 31,
ASSETS                                                                                        1999                1998
------                                                                                     -----------          ----------
Utility Plant, at Original Cost:
  Plant in service                                                                         $ 2,928,973          $2,695,312
    Less accumulated provision for depreciation                                                772,003             708,791
                                                                                           -----------          ----------
                                                                                             2,156,970           1,986,521
  Construction work in progress                                                                195,671             213,365
                                                                                           -----------          ----------
                                                                                             2,352,641           2,199,886
                                                                                           -----------          ----------
Investments in Sierra Pacific Resources (Note 1A)                                              654,156                   -
Investments in subsidiaries and other property, net                                             15,644              24,483
                                                                                           -----------          ----------
                                                                                               669,800              24,483
                                                                                           -----------          ----------
Current Assets:
  Cash and cash equivalents                                                                        243               1,770
  Accounts receivable less provision for
    uncollectible accounts: 1999 - $2,826; 1998 - $2,429                                       110,955              97,298
  Materials, supplies and fuel, at average cost                                                 43,108              39,606
  Deferred energy costs                                                                         14,884              62,489
  Other                                                                                          3,573               7,787
                                                                                           -----------          ----------
                                                                                               172,763             208,950
                                                                                           -----------          ----------
Deferred Charges:
  Regulatory tax asset                                                                         130,833              62,906
  Other regulatory assets                                                                       28,190              22,236
  Other                                                                                         24,258              23,379
                                                                                           -----------          ----------
                                                                                               183,281             108,521
                                                                                           -----------          ----------
                                                                                           $ 3,378,485          $2,541,840
                                                                                           ===========          ==========
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common shareholders' equity, including $654,156 of equity in Sierra Pacific              $ 1,477,129             864,036
      Resources in 1999 (Note 1A)
  Preferred stock                                                                                    -               3,265
  Obligated mandatorily redeemable preferred securities                                        188,872             188,872
Long-term debt                                                                                 931,004             900,227
                                                                                           -----------          ----------
                                                                                             2,597,005           1,956,400
                                                                                           -----------          ----------
Current Liabilities:
  Short-term borrowings                                                                        182,000             105,000
  Current maturities of long-term debt                                                          89,842              50,380
  Accounts payable                                                                              75,088              82,721
  Accrued interest                                                                              10,098               7,829
  Dividends declared                                                                            24,126                 207
  Accrued salaries and benefits                                                                  7,025               9,713
  Deferred taxes on deferred energy costs                                                        5,683              21,871
  Other current liabilities                                                                     18,536              14,859
                                                                                           -----------          ----------
                                                                                               412,398             292,580
                                                                                           -----------          ----------
Commitments & Contingencies (Note 17)
Deferred Credits:
  Deferred federal income taxes                                                                236,139             165,625
Deferred investment tax credits                                                                 26,624              28,083
  Regulatory tax liability                                                                      14,993              16,779
  Customer advances for construction                                                            69,341              64,114
  Accrued retirement benefits                                                                   18,262              14,234
  Other                                                                                          3,723               4,025
                                                                                           -----------          ----------
                                                                                               369,082             292,860
                                                                                           -----------          ----------
                                                                                           $ 3,378,485          $2,541,840
                                                                                           ===========          ==========

The accompanying notes are an integral part of the financial statements.

                             NEVADA POWER COMPANY
                             STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)


                                                                                  Year ended December 31,
                                                                         1999                1998                1997
                                                                  -----------         -----------         -----------
Operating Revenues:
 Electric                                                         $   977,262         $   873,682         $   799,148
                                                                  -----------         -----------         -----------
                                                                      977,262             873,682             799,148
                                                                  -----------         -----------         -----------
Operating Expenses:
 Operation:
   Purchased power                                                    293,600             283,838             277,644
   Fuel for power generation                                          154,546             149,804             138,956
   Deferral of energy costs-net                                        97,238             (29,680)            (60,400)
   Other                                                              141,041             134,652             122,811
 Maintenance                                                           50,805              49,082              52,126
 Depreciation and Amortization                                         80,644              73,562              66,273
 Taxes:
   Income taxes                                                        19,943              42,949              43,478
   Other than income                                                   22,462              22,198              21,064
                                                                  -----------         -----------         -----------
                                                                      860,279             726,405             661,952
                                                                  -----------         -----------         -----------
Operating Income                                                      116,983             147,277             137,196
                                                                  -----------         -----------         -----------
Other Income:
 Equity in earnings of Sierra Pacific Resources (Note 1A)              13,058                   -                   -
 Allowance for other funds used during construction                     3,713               8,944               8,760
 Other income -net                                                     (1,824)             (4,602)             (5,741)
                                                                  -----------         -----------         -----------
                                                                       14,947               4,342               3,019
                                                                  -----------         -----------         -----------
 Total Income Before Interest Charges                                 131,930             151,619             140,215
                                                                  -----------         -----------         -----------
Interest Charges:
 Long-term debt                                                        64,454              56,995              50,791
 Other                                                                  8,815               6,018               1,531
 Allowance for borrowed funds used during construction
  and capitalized interest                                             (8,356)             (6,080)             (2,579)
                                                                  -----------         -----------         -----------
                                                                       64,913              56,933              49,743
                                                                  -----------         -----------         -----------
Income before obligated mandatorily redeemable preferred
 securities                                                            67,017              94,686              90,472
Preferred dividend requirements obligated mandatorily
  redeemable preferred securities                                     (15,172)            (11,013)             (7,256)
                                                                  -----------         -----------         -----------
Income before preferred dividend requirements of                       51,845
  subsidiary                                                                               83,673              83,216
Preferred dividend requirements and redemption premium                    (95)               (174)             (1,125)
                                                                  -----------         -----------         -----------
Net Income                                                        $    51,750         $    83,499         $    82,091
                                                                  ===========         ===========         ===========

Net Income Per Share - Basic                                      $      0.83         $      1.64         $      1.65
                     - Diluted                                    $      0.83         $      1.64         $      1.65

Weighted Average Shares of Common Stock
  Outstanding                                                      62,577,385          50,993,000          49,691,000

Annual Dividends Paid Per Share of Common Stock                   $     1.165         $      1.45         $      1.60

The accompanying notes are an integral part of the financial statements.

                             NEVADA POWER COMPANY
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                1999               1998             1997
                                                                          ----------         ----------      -----------
 Cash Flows From Operating Activities:
    Income before preferred dividends                                     $   51,845         $   83,673      $    83,216
    Non-cash items included in income:
          Depreciation and amortization                                       80,643             73,562           66,273
          Deferred taxes and investment tax credits                          (18,913)            23,640           21,599
          AFUDC and capitalized interest                                     (12,069)           (15,025)         (11,339)
          Deferred energy costs                                               48,313            (33,819)         (59,543)
          Other non-cash                                                      16,908             13,896           12,001
           Equity in earnings of Sierra Pacific Resources (Note 1A)          (13,058)                 -                -
    Changes in certain assets and liabilities:
        Accounts receivable                                                  (11,795)            (9,034)         (15,407)
        Material, supplies and fuel                                           (3,502)             2,764              163
        Other current assets                                                   1,778              1,359            1,492
        Accounts payable                                                      34,964             22,788            8,306
        Other current liabilities                                             17,066             (7,918)           4,540
        Other - net                                                          (14,002)            (7,605)          (3,509)
                                                                          ----------         ----------      -----------
 Net Cash Flows From Operating Activities                                    178,178            148,281          107,792
                                                                          ----------         ----------      -----------
 Cash Flows From Investing Activities:
    Additions to utility plant                                              (223,963)          (314,933)        (211,371)
    Non-cash charges to utility plant                                         (2,184)             3,996            1,493
    Customer refunds for construction                                          5,228                  -                -
    Contributions in aid of construction                                           -              8,896            5,083
                                                                          ----------         ----------      -----------
          Net cash used for utility plant                                   (220,919)          (302,041)        (204,795)
    Proceeds from sale of other assets                                             -                  -                4
    (Investments in) disposal of subsidiaries and other property - net         1,499             (2,277)          (5,636)
                                                                          ----------         ----------      -----------
 Net Cash Used In Investing Activities                                      (219,420)          (304,318)        (210,427)

 Cash Flows From Financing Activities:
    Increase (Decrease) in short-term borrowings                              77,000            105,000                -
    Proceeds from issuance of long-term debt                                 129,900                  -           76,261
    Retirement of long-term debt                                             (60,283)           (17,436)          (7,131)
    Change in funds held in trust                                                  9             52,939             (248)
    Proceeds from NVP-obligated mandatorily redeemable                             -             70,000          118,872
        preferred securities
    Retirement of preferred stock                                             (3,265)              (200)         (38,200)
    Sale of common stock                                                           -             20,746           32,473
     Additional investment of parent                                          18,000
    Dividends paid                                                          (121,646)           (73,962)         (81,216)
                                                                          ----------         ----------      -----------
 Net Cash From Financing Activities                                           39,715            157,087          100,811
                                                                          ----------         ----------      -----------

 Net Increase/Decrease in Cash and Cash Equivalents                           (1,527)             1,050           (1,824)
 Beginning Balance in Cash and Cash Equivalents                                1,770                720            2,544
                                                                          ----------         ----------      -----------
 Ending Balance in Cash and Cash Equivalents                              $      243         $    1,770        $     720
                                                                          ==========         ==========      ===========

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
  Cash Paid During Year For:
    Interest                                                              $   91,196         $   75,487        $  64,692
    Income taxes                                                              38,219             27,110           19,545

The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY
                          STATEMENTS OF CAPITALIZATION
                             (Dollars in Thousands)

                                                                                                     December 31,
                                                                                             1999                   1998
                                                                                         ----------               --------
Common Shareholders' Equity:
---------------------------
Common Shareholders' Equity, including $654,156 of equity in
   Sierra Pacific Resources in 1999 (Note 1A)                                            $1,477, 129              $864,036

Preferred Stock:
---------------
Not subject to mandatory redemption:
Outstanding at December 31, 1998 and 1999:
    5.40% Series, 36,669 and 38,669 shares                                                         -                   733
    5.20% Series, 34,570 and 36,507 shares                                                         -                   692
    4.70% Series, 102,006 and 108,006 shares                                                       -                 2,040
                                                                                          ----------              --------
         Subtotal                                                                                  -                 3,465
Current sinking fund requirements:                                                                                    (200)
                                                                                          ----------              --------
         Total Preferred Stock                                                                     -                 3,265
                                                                                          ----------              --------

Preferred Securities:
--------------------
NVP obligated Mandatorily Redeemable Preferred Securities of NVP's                                                 118,872
     Subsidiary Trust, NVP Capital I, holding solely $122.6 million principal
      amount of                                                                              118,872
     8.2% Junior Subordinated Debentures of NVP, due 2037
NVP Capital III, holding solely $72.2 million principal amount of 7  3/4% Junior              70,000                70,000
     Subordinated Debentures of NVP, due 2038
                                                                                          ----------              --------
          Total Preferred Securities                                                         188,872               188,872
                                                                                          ----------              --------

Long-Term Debt:
--------------
First Mortgage Bonds:
Unamortized bond premium and discount, net                                                       212                     6
  Debt Secured by First Mortgage Bonds:
     7 5/8% Series L due 2002                                                                 15,000                15,000
     7.80% Series T due 2009                                                                  15,000                15,000
     6.70% Series V due 2022                                                                 105,000               105,000
     6.60% Series W due 2019                                                                  39,500                39,500
     7.20% Series X due 2022                                                                  78,000                78,000
     6.93% Series Y due 1999                                                                       -                45,000
     8.50% Series Z due 2023                                                                  35,000                45,000
     7.06% Series AA due 2000                                                                 85,000                85,000
                                                                                          ----------              --------
            Subtotal, excluding current portion                                              372,712               427,506
Industrial development revenue bonds
     7.80% due 2020                                                                          100,000               100,000
     5.90% Series 1997A due 2032                                                              52,285                52,285
     5.90% Series 1995B due 2030                                                              85,000                85,000
     5.60% Series 1995A due 2030                                                              76,750                76,750
     5.50% Series 1995C due 2030                                                              44,000                44,000

                                                    NEVADA POWER COMPANY
                                                STATEMENTS OF CAPITALIZATION
                                                   (Dollars in Thousands)


Continued from previous page                                                                         December 31,
                                                                                              1999                   1998
                                                                                         -----------             ----------
Pollution control revenue bonds
     6 3/8% due 2036                                                                          20,000                 20,000
     5.80% Series 1997B due 2032                                                              20,000                 20,000
     5.30% Series 1995D due 2011                                                              14,000                 14,000
     5.45% Series 1995D due 2023                                                               6,300                  6,300
     5.35% Series 1995E due 2022                                                              13,000                 13,000
Less funds held in trust                                                                           -                    (10)
                                                                                         -----------             ----------
            Total excluding current portion                                                  431,335                431,325
                                                                                         -----------             ----------
6.20% Senior unsecured note Series A                                                         130,000                      -
Obligation under capital leases                                                               87,007                 91,249
Current maturities and sinking fund requirements                                             (89,842)               (50,180)
Other, excluding current portion                                                                (208)                   327
                                                                                         -----------             ----------
          Total Long-Term Debt                                                               931,004                900,227
                                                                                         -----------             ----------
TOTAL CAPITALIZATION                                                                     $2,597, 005             $1,956,400
                                                                                         -----------             ----------

The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies for both utility and non-utility operations are as follows:

General
-------

     The consolidated financial statements include the accounts of Sierra Pacific Resources (SPR) and its wholly-owned subsidiaries, Nevada Power Company
(NVP), Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company
(TGPC), Lands of Sierra, Inc. (LOS), Sierra Gas Holding Company (SGHC), Sierra Energy Company dba e.three (e.three), Sierra Pacific Energy Company (SPE), Sierra Water Development Company (SWDC) and Sierra Pacific Communications (SPC). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. See Note 2 for additional information regarding the presentation of consolidated financial results pursuant to the 1999 merger of SPR and NVP.

     NVP is an operating public utility that provides electric service in Clark County in southern Nevada. The assets of NVP represent 52% of the consolidated assets of SPR at December 31, 1999. NVP provides electricity to approximately 566,700 customers in the communities of Las Vegas, North Las Vegas, Henderson, Searchlight, Laughlin and adjoining areas. Service is also provided to Nellis Air Force Base and the Department of Energy at Mercury and Jackass Flats at the Nevada Test Site. The consolidated financial statements of SPR include the accounts of NVP's wholly-owned subsidiaries, NVP Capital I, NVP Capital III, and Nevada Electric Investment Company. NVP has accounted for the earnings of its subsidiaries on the equity method in the financial statements.

     SPPC is an operating public utility that provides electric service in
northern Nevada and northeastern California.   SPPC also provides natural gas
and water services in the Reno/Sparks area of Nevada.  The assets of SPPC
represent 40% of the consolidated assets of SPR at December 31, 1999.   SPPC
provides electricity to approximately 302,000 customers in a 50,000 square mile service area including western, central and northeastern Nevada, including the cities of Reno, Sparks, Carson City, Elko, and a portion of eastern California, including the Lake Tahoe area. The consolidated financial statements of SPR include the accounts of SPPC's wholly-owned subsidiaries, Pinon Pine Corporation, Pinon Pine Investment Company, GPSF-B, and Sierra Pacific Power Capital I (Trust).

     NVP's and SPPC's accounts for electric operations and SPPC's accounts for gas operations are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission. SPPC maintains its accounts for water operations in accordance with the Uniform System of Accounts prescribed by the National Association of Regulatory Utility Commissioners.

     TGPC is a partner in a joint venture that developed, constructed, and operates a natural gas pipeline serving the expanding gas market in the Reno area and certain northeastern California markets. TGPC accounts for its joint venture interest under the equity method. e.three provides comprehensive energy services in commercial and industrial markets on a regional basis. SPE markets a package of telecommunication products and services. SPC was formed in 1999 to provide telecommunications services using fiber optic cable technology in both northern and southern Nevada.

     SPR is a limited partner in an energy technology venture capital partnership formed to gain access to new technologies that could affect SPR and its subsidiaries. This partnership invests in energy companies offering technologies of strategic advantage to its partners. The initial term of this partnership expires in 2006, with two extensions of up to two years each. SPR's investment in the partnership was $3.5 million as of December 31, 1999, of which $1,250,000 was made in 1999. The remaining $1.5 million balance of SPR's commitment will be drawn as funds are needed by the partnership over the next two years. Gains and losses will be allocated 80% to the limited partners based on their contributions, and 20% to the general partner. SPR, as a limited partner, is entitled to 7.89% and accounts for this investment on the cost basis.

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

Utility Plant
-------------

     In addition to direct labor and material costs, NVP and SPPC also charge the following to the cost of constructing utility plant: the cost of time spent by administrative employees in planning and directing construction work; property taxes; employee benefits (including such costs as pensions, postretirement and postemployment benefits, vacations and payroll taxes); and an allowance for funds used during construction (AFUDC).

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

Allowance For Funds Used During Construction and Capitalized Interest
---------------------------------------------------------------------

     As part of the cost of constructing utility plant, NVP and SPPC capitalize AFUDC. AFUDC represents the cost of borrowed funds and, where appropriate, the cost of equity funds used for construction purposes in accordance with rules prescribed by the FERC and the PUCN. AFUDC is capitalized in the same manner as construction labor and material costs, with an offsetting credit to "other income" for the portion representing the cost of equity funds and as a reduction of interest charges for the portion representing borrowed funds. Recognition of this item as a cost of utility plant is in accordance with established regulatory ratemaking practices. Such practices permit the utility to earn a fair return on, and recover in rates charged for utility services, all capital costs. This is accomplished by including such costs in the rate base and in the provision for depreciation. NVP's AFUDC rates used during 1999, 1998, and 1997 were 8.55%, 9.66% and 9.66%, respectively. SPPC's AFUDC rates used during 1999, 1998, and 1997 were 6.09%, 7.69% and 8.30%, respectively. As specified by the PUCN, certain projects were assigned a lower AFUDC rate due to specific low-interest-rate financings directly associated with those projects.

Depreciation
------------

     Depreciation is calculated using the straight-line composite method over the estimated remaining service lives of the related properties. NVP's depreciation provision for 1999, 1998 and 1997, as authorized by the PUCN and stated as a percentage of the original cost of depreciable property, was approximately 2.9%. SPPC's depreciation provision for 1999, 1998 and 1997, as authorized by the PUCN and stated as a percentage of the original cost of depreciable property, was approximately 3.14%, 3.31%, and 3.16%, respectively.

Cash and Cash Equivalents
-------------------------

     Cash is comprised of cash on hand and working funds. Cash equivalents consist of high quality investments in money market funds. Short-term investments in money market funds were $.2 million and $.7 million for December 31, 1999 and 1998, respectively.

Regulatory Accounting and Other Regulatory Assets
-------------------------------------------------

     NVP's and SPPC's rates are currently subject to the approval of the PUCN and are designed to recover the cost of providing generation, transmission and distribution services. As a result, NVP and SPPC qualify for the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", issued by the Financial Accounting Standards Board (FASB). This statement recognizes that the rate actions of a regulator can provide reasonable assurance of the existence of an asset and requires the capitalization of incurred costs that would otherwise be charged to expense where it is probable that future revenue will be provided to recover these costs. SFAS No. 71 prescribes the method to be used to record the financial transactions of a regulated entity. The criteria for applying SFAS No. 71 include the following: (i) rates are set by an independent third party regulator, (ii) approved rates are intended to recover the specific costs of the regulated products or services, and (iii) rates that are set at levels that will recover costs can be charged to and collected from customers. SFAS No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71", requires that an enterprise whose operations cease to meet the qualifying criteria of SFAS No. 71 discontinue the application of that statement by eliminating the effects of any actions of regulators that had been previously recognized.

     In 1997, the Emerging Issues Task Force (EITF) released Issue 97-4. In doing so, it reached a consensus that a utility subject to a deregulation plan for its generation business should stop applying SFAS No. 71 to the generating portion of its business no later than the date when a deregulation plan with sufficient detail of the effect of the plan is known. EITF 97-4 also reached a consensus that regulatory assets and liabilities that originated in a portion of the business that is discontinuing its application of SFAS No. 71 should be evaluated on the basis of where (that is, the portion of the business in which) the regulated cash flows to realize and settle them will be derived. The result of the consensus is that there is no elimination of regulatory assets which the deregulatory legislation or rate order specifies collection of, if the regulatory assets are recoverable through a portion of the business which remains subject to SFAS No. 71.

     In conformity with SFAS No. 71, the accounting for NVP and SPPC conforms to generally accepted accounting principles as applied to regulated public utilities and as prescribed by the agencies and commissions of the jurisdictions in which they operate. In accordance with these principles, certain costs that would otherwise be charged to expense or capitalized as plant costs are deferred as regulatory assets based on expected recovery from customers in future rates. Management's expected recovery of deferred costs is based upon specific ratemaking decisions or precedent for each item. The following other regulatory assets were included in the consolidated balance sheets as of December 31 (dollars in thousands):

DESCRIPTION                                     1999             1998             AMORTIZATION PERIODS
-----------                                     ----             ----             --------------------
Early retirement and severance offers         $   17,001           1,657        Various through 2004
Loss on reacquired debt                           31,279          13,689        Various through 2030
Plant assets                                       7,104               0        Various through 2031
Merger transition costs/1/                         6,638               0        To be determined
Merger severance/relocation/1/                    19,398               0        To be determined
Merger goodwill/1/                                 3,392               0        To be determined
Other costs                                       20,430           6,890        Various
                                             ---------------------------
Total                                        $   105,242          22,236
                                             ===========================

     Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to its retail and wholesale customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced, and utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of these competitive forces on NVP's and SPPC's future financial position and results of operations.

Deferral of Energy Costs
------------------------

     Nevada and California statutes permit regulated utilities to, from time-to-time, adopt deferred energy accounting procedures, which record as deferred energy costs the difference between actual energy expense and energy revenues. Under regulations adopted by the PUCN, deferred energy rates are revised at least every 12 months to recapture the accumulated deferred balance over a future period. The intent of these procedures is to ease the effect of fluctuations in the cost of purchased gas, fuel and purchased power.

     NVP utilized deferred energy accounting procedures in 1997, 1998 and 1999. During 1999 SPPC did not employ deferred energy accounting procedures, but has resumed those procedures for natural gas operations as of January 1, 2000.

     The passage of SB438 in Nevada terminated deferred energy accounting for electric utility operations effective October 1, 1999.

/1/ See Note 2 for information regarding merger and the amortization period for these costs. Also, merger goodwill included in the schedule represents the amount of goodwill that was amortized during 1999 under generally accepted accounting principles and subsequently removed from expense and established as a regulatory asset. Note 2 presents a calculation of the total goodwill recognized from the merger transaction.

Federal Income Taxes and Investment Tax Credits
-----------------------------------------------

     SPR and its subsidiaries file a consolidated federal income tax return. Current income taxes are allocated based on SPR's and each subsidiary's respective taxable income or loss and investment tax credits as if each subsidiary filed a separate return. Deferred taxes are provided on temporary differences at the statutory income tax rate in effect as of the most recent balance sheet date.

     SPR accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     For regulatory purposes, NVP and SPPC are authorized to provide for deferred taxes on the difference between straight-line and accelerated tax depreciation on post-1969 utility plant expansion property, deferred energy, and certain other differences between financial reporting and taxable income, including those added by the Tax Reform Act of 1986 (TRA). In 1981, NVP and SPPC began providing for deferred taxes on the benefits of using the Accelerated Cost Recovery System for all post-1980 property. In 1987, the TRA required NVP and SPPC to begin providing deferred taxes on the benefits derived from using the Modified Accelerated Cost Recovery System.

     Investment tax credits are no longer available to NVP and SPPC. The deferred investment tax credits are being amortized over the estimated service lives of the related properties.

Revenues
--------

     Operating revenues include unbilled utility revenues earned (service has been delivered, but not yet billed by the end of the accounting period). These amounts are also included in accounts receivable.

Recent Pronouncements of the FASB
---------------------------------

     In June 1998, the FASB issued SFAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. In May 1999, members of the FASB agreed to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SPR is still assessing the impact of SFAS No. 133 on its financial condition and results of operations.

NOTE 1A.   FINANCIAL STATEMENTS OF NEVADA POWER COMPANY

     For accounting purposes, NVP is deemed to be the acquirer of SPR, and this is reflected in the SPR Consolidated Financial Statements. However, after the merger with SPR and as a result of the structure of the transactions, NVP is a separate legal entity, which is a wholly owned subsidiary of SPR. As a legal matter, NVP does not own any equity interest in SPR. The audited NVP Financial Statements accommodate the presentation of financial information of NVP on a stand-alone basis, without the benefit of the other SPR entities, by summarizing all non-NVP financial information into a few items on each of the Financial
Statements.   These summarized items are repeated below:

Non-NVP Financial Items on the NVP Financial Statements

NVP Balance Sheet:
-----------------
     Investments in Sierra Pacific Resources              $654,156
     Equity in Sierra Pacific Resources                   $654,156

The Investment in Sierra Pacific Resources reflects the net assets, after deducting for all liabilities and preferred stock of Sierra Pacific Resources not related to NVP. The Equity in Sierra Pacific Resources reflects the sum of paid-in-capital and retained earnings of SPR, without the benefit of NVP.

NVP Income Statement:
--------------------
     Equity in Earnings of Sierra Pacific Resources       $ 13,058

The Equity in Earnings of Sierra Pacific Resources reflects five months of SPR net income, after SPPC preferred stock dividends.

This line item is required by the rules of purchase accounting and does not represent any asset to which holders of NVP's securities may look for recovery of their investment. This item must be disregarded for determining the ability of NVP to pay dividends (preferred or common), for calculating NVP ratio of earnings to fixed charges and preferred dividends, and for all NVP mortgage and charter issuance tests.

NVP Statement of Cash Flow:
--------------------------
     Equity in Earnings of Sierra Pacific Resources       $ 13, 058

As in the income statement, the Equity in Earnings of Sierra Pacific Resources reflects the five months of SPR net income, after SPPC preferred stock dividends.

This line item is required by the rules of purchase accounting and does not represent any asset to which holders of NVP's securities may look for recovery of their investment. This item must be disregarded for determining the ability of NVP to pay dividends (preferred or common), for calculating NVP ratio of earnings to fixed charges and preferred dividends, and for all NVP mortgage and charter issuance tests.

NVP Statement of Capitalization:
-------------------------------
     Equity in Sierra Pacific Resources                   $654,156

The Equity in Sierra Pacific Resources reflects the sum of paid-in-capital and retained earnings of SPR on NVP's books.

This line item is required by the rules of purchase accounting and does not represent any asset to which holders of NVP's securities may look for recovery of their investment. This item must be disregarded for determing the ability of NVP to pay dividends (preferred or common) for calculating NVP ratio of earnings to fixed charges and preferred dividends, and for all NVP mortgage and charter issuance tests.

NOTE 2.   SIERRA PACIFIC RESOURCES AND NEVADA POWER COMPANY MERGER

     On July 28, 1999 the merger between SPR and NVP was finalized. The merger was accounted for as a reverse purchase under generally accounting accepted principles, with NVP considered the acquiring entity even though SPR survives and is the legal parent of NVP. In addition, for accounting purposes, the merger was deemed to have occurred on August 1, 1999. As a result of this reverse purchase accounting treatment; (i) the historical financial statements of SPR for periods prior to the date of the merger are no longer the financial statements of SPR, and therefore, no longer presented; (ii) the historical financial statements of SPR for periods prior to the date of the merger are those of NVP; (iii) based on a merger date of August 1, 1999, the Consolidated Statements of Income for the twelve months ended December 31, 1999 include five months (August through December 1999) of operating activity for SPR and its subsidiaries other than NVP. The same statements include the operating results of NVP for the entire periods presented.

     On June 11, 1999, following approvals from the Department of Justice and the SEC, the PUCN gave unanimous approval of a stipulation among the merging companies (SPR and NVP), the PUCN staff and the Utility Consumer Advocate, regarding the merging companies' joint divestiture plan. As part of the stipulation, the companies were required to re-file the divestiture plan and file the final Independent System Administrator (ISA) proposal with the PUCN and the FERC. The last filing was submitted in October 1999. The PUCN merger order provides that upon selling the generating units, both companies can determine how they will use the proceeds of the sales, up to the book value of the plants. Any after-tax gains above book value will be used to offset past costs, as determined by the PUCN. The PUCN order also provided that any remaining gains can be used to offset goodwill. After-tax gains may not be sufficient to offset goodwill. However, if SPPC and NVP demonstrate that the divestiture "resulted in a market for generation services that produced market prices that are lower than what could have been achieved otherwise, SPPC and NVP may include in the general rate filing a request to recover goodwill." SPR expects that some of the generation facility sales will be completed by late 2000. Following the issuance of the PUCN order on the merger, the Nevada Legislature passed SB 438 that amended the restructuring process in Nevada. Among other provisions, it required the utilities (SPPC and NVP) to provide last resort service at a capped price, and provided that any shortfall experienced by the utilities in revenues from the capped rates over experienced costs could be recovered from the net gain from the generation divestiture. It is the utilities' position that any net gain must first be applied to any such shortfall; any remaining net gain may then be used to offset stranded costs and then allocated to goodwill.

     Under terms of the stipulation, SPR's jurisdictional subsidiaries are required to file a general rate case three years after the start of retail competition in the state of Nevada that would give the merged company the opportunity to recover costs of the merger, provided SPR's jurisdictional subsidiaries can demonstrate that merger savings exceed merger costs. Merger costs are to be split among the non-competitive, potentially competitive and unregulated services or businesses. An opportunity to recover the non-competitive portion of the merger costs will be addressed in the rate case that follows the start of competition in Nevada. The burden is on SPPC and NVP to prove that merger savings exceed merger costs. SPPC and NVP will also have the opportunity to recover goodwill in the same proceeding.

     Through December 31, 1999, SPR had incurred a total of $57.1 million in capitalized costs since merger work began. The capitalized merger amounts consist of $37.7 million of transaction and transition costs and $19.4 million of employee separation costs. Employee separation, relocation, and related costs for SPR were $14.9 million, of which $5.0 million remains unpaid as of December 31, 1999. Other costs incurred in connection with employee separations included pension and postretirement benefits net of curtailment gains of $4.5 million.

     In accordance with the terms of the merger, each outstanding share of SPR's common stock was converted into the right to receive either $37.55 in cash or
1.44 shares of newly issued SPR common stock. Each outstanding share of NVP common stock was converted to the right to receive either $26.00 in cash or 1.00 share of newly issued SPR common stock. 4,037,000 shares of SPR and 11,716,611 shares of NVP common stock were exchanged for $151.6 million and $304.6 million, respectively. The remaining shares of each company were converted to newly issued shares of SPR common stock. SPR stockholders and NVP stockholders received 38,866,054 and 39,548,506 shares of newly issued SPR common stock, resulting in 78,414,560 outstanding shares of SPR on August 1, 1999.

     The total consideration paid to SPR common stockholders was equal to cash of $151.6 million and 38,866,054 shares of newly issued SPR common stock at a price of $24.18 per share based on the average closing price of NVP common stock between April 22, 1998 and May 6, 1998. The eleven-day average price of NVP common stock used in determining the total stock consideration represents the market price over a reasonable period of time before and after the transaction was announced on April 29, 1998. As shown below, $331.2 million of goodwill was recorded in connection with the merger and is being amortized over 40 years.
The PUCN's order approving the merger allowed SPR to defer merger costs (including goodwill) allocable to the regulated utilities for a three-year period. At the end of the deferral period SPR will propose an amortization period for goodwill and other merger costs. Accordingly, goodwill amortization associated with the regulated utility companies is being reclassified to a
regulatory asset during the three-year period.   Also, because SPR is deferring
merger costs as regulatory assets the transaction costs included in the calculation of goodwill represent only costs allocable to the SPR's non-regulated subsidiaries. The calculation of goodwill follows:

     COMPUTATION OF GOODWILL
     (Dollars and shares in thousands, except per share amounts)

     Cash consideration                                              $  151.600

     Common stock consideration
     Sierra Pacific Resources stock converted          26,990
        Conversion rate                                 1.440
                                                      -------
        New shares received                            38,866
        NVP avg stock price                             24.18
                                                      -------
        Total stock consideration                                       939.780

     Merger transaction costs allocated to
        non-regulated subsidiaries                                          626
                                                                     ----------
     Total Consideration                                              1.092,006


     Fair value of Sierra Pacific Resources'
        net assets at 7/31/99                                           694.729

     Other assets recognized, net of tax, for
        pension and other postretirement benefits                        66,103
                                                                     ----------
     Goodwill                                                        $  331,174
                                                                     ==========

     Pro forma unaudited financial information for SPR on a consolidated basis, giving effect to the merger as if it had occurred at the beginning of all periods presented, is shown below. The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.

(Dollars and shares in thousands                               Twelve Months Ended
 except per share amounts)                             1999            1998           1997
--------------------------------                   -----------------------------------------
Operating Revenue                                  $ 1,756,235      $ 1,615,523      $ 1,462,391
Operating Income                                   $   253,785      $   281,759      $   266,185
Net income                                         $    82,449      $   141,355      $   138,022
Net income per share-basic and diluted             $      1.05      $      1.81      $      1.80
Weighted Average Shares of Common
  Stock Outstanding                                $    78,414      $    78,038      $    76,627
Total Assets as of December 31                     $ 5,247,606      $ 4,979,631      $ 4,605,713

NOTE 3.   REGULATORY ACTIONS

Nevada Matters
--------------

     On April 30, 1999, SPPC filed its second compliance filings related to the 1997 rate stipulation The filings provide a calculation of SPPC's electric and gas earnings in excess of a 12 % return on equity (ROE). Any earnings in excess of 12 % ROE are shared 50/50 between shareholders and customers. On August 19, 1999, the Commission approved a stipulation between SPPC, Staff, and the UCA, which rebated $7.34 million and $2.0 million to electric and gas customers, respectively in 1999. Based on 1999 operating results, SPPC anticipates in may make refunds to customers. Appropriate reserves have been recorded to reflect any anticipated refunds.

Deferred Energy Filing
----------------------

     NVP filed a deferred energy case on July 15, 1999, covering the period from June 1, 1998 through May 31, 1999. Senate Bill 438 froze the rates for NVP at the level that was in effect on July 1, 1999, except that the PUCN was authorized to modify those rates in decisions related to deferred accounting cases filed by NVP prior to October 1, 1999. Accordingly, on September 30, 1999 NVP filed an update through August 31, 1999. Hearings began in January 2000. On February 4, 2000 the PUCN issued an order that rejected NVP's updated September 30, 1999 deferred energy filing. In addition, on March 21, 2000 the PUCN made available a draft order that indicated a substantial reduction in NVP's requested rate relief on the remaining $44 million included in the case. NVP expects a final decision to be issued on March 27, 2000, which will substantially reflect the decision in the draft order. As a result of these decisions, NVP recognized a reserve for previously deferred energy and imputed capacity costs of $80 million. $56 million of the reserve is associated with the February 4 decision and $24 million is associated with the March 21 decision. NVP intends to appeal the decisions.

California Matters
------------------

     On February 18, 1999, the CPUC approved SPPC's proposed Revenue Cycle Services Credits (RCSC) application filed February 2, 1998. The RCSC addresses meter ownership, meter services, meter reading, and billing and applies to customers who select their own provider of a revenue cycle service.

     On April 9, 1999, SPPC made a compliance tariff filing which reflects the approved credits.

     On April 5, 1999, the CPUC approved SPPC's proposed unbundled rates effective back to June 1, 1998.

FERC Matters
------------

     On May 29, 1999, SPPC and NVP filed an application with the FERC to increase its Open Access Transmission rates. On November 24, 1999, an unopposed motion to suspend the procedural schedule to allow consummation of a settlement was filed with the FERC. The Settlement was filed February 8, 2000 and the proposed rates became effective on March 1, 2000.

     On March 31, 1999, NVP filed with the FERC for approval of generation tariffs, which contain the rates, terms and conditions under which the new owners of SPR's generation would operate after divestiture. The FERC approved the tariffs on November 1, 1999. In compliance with the FERC's November 1 order, NVP filed pro forma service agreements for the approved tariffs on November 16, which were subsequently approved on December 16.

NOTE 4.   EARNINGS PER SHARE

     SPR follows SFAS No. 128, "Earnings Per Share". The following provides the calculation for Diluted EPS. The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, the employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method.

                                                                                    December 31,
                                                       --------------------------------------------------------------------
                                                               1999                     1998                    1997
                                                       -------------------     --------------------     -------------------
Basic EPS
     Numerator
     ---------
          Income available to common
             stockholders ($000)                               $   51, 750              $    83,499             $    82,091
                                                       -------------------     --------------------     -------------------

     Denominator
     -----------
          Weighted average number of shares                     62,577,385               50,993,000              49,691,000
             outstanding

     Per-Share Amount                                          $      0.83              $      1.64             $      1.65
     ----------------
                                                       ===================     ====================     ===================

Diluted EPS
     Numerator
     ---------
          Income available to common                                51,750                   83,499                  82,091
             stockholders ($000)
                                                       -------------------     --------------------     -------------------
     Denominator
     -----------
          Weighted average number of shares
             outstanding before dilution                        62,577,385               50,993,000              49,691,000
          Stock options                                             20,447                        0                       0
          Executive long term incentive plan
             - performance shares                                   26,118                        0                       0
          Non-employee stock plan                                    5,736                        0                       0
          Employee stock purchase plan                               1,790                        0                       0
                                                                62,631,476               50,993,000              49,691,000
                                                       -------------------     --------------------     -------------------
     Per-Share Amount                                          $      0.83              $      1.64             $      1.65
     ----------------                                  ===================     ====================     ===================

NOTE 5.   INVESTMENTS IN SUBSIDIARIES AND OTHER PROPERTY

     Investments in subsidiaries and other property consisted of (dollars in thousands):

                                                       December 31,
                                                1999                  1998
                                          ---------------      -----------------
           Investment in Pinon Pine, LLC         $ 60,043                $     -
           Investment in TGTC                      16,408                      -
           Cash Value-Life Insurance               11,492                 12,649
           Installment Contracts                    3,301                  4,385
           Note Receivable                          2,700                      -
           Other                                   11,936                  7,449
                                                 $105,880                $24,483
                                          ===============      =================

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

     SPPC has a funding arrangement with the Department of Energy (DOE). Under the agreement, the DOE will provide funding towards the construction of the project, and towards the operating and maintenance costs of the facility. The DOE has committed $168 million of funding for Pinon construction and operation costs. The DOE provided funding for approximately 53% of the estimated construction cost and half of the operating and fuel expenses through December 31, 1999. Additional funding will be provided until the commitment is expended. A dispute has arisen with the DOE regarding the historical and future funding of natural gas costs. In February 1999, the DOE informed SPPC it will not fund the remaining $14 million under the cooperative agreement until the dispute is resolved. On November 2, 1999, SPPC reached final agreement with the DOE regarding the allowability of previously incurred natural gas costs. The agreement also redefines the cooperative agreement performance period and the responsibilities of both parties through the remainder of the agreement. The period of performance is extended until January 1, 2001 or until the facility is sold or operational control is transferred. The DOE agrees to share past fuel costs and future natural gas costs used to fuel the gas combustion turbine during periods when air extraction from the process is directed to the gasifier island. Estimated construction start-up and commissioning costs for Pinon, including the DOE's portion are approximately $301.5 million, which includes permitting taxes, start-up commissioning, operator training and Allowance for Funds Used During Construction. DOE funding for construction through December 1999 is $161.4 million.

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

NOTE 6.   JOINTLY OWNED FACILITIES

     At December 31, 1999, SPR (through its utility subsidiaries NVP and SPPC) owned the following undivided interests in jointly owned electric utility facilities:

                                                                                   Construction
                             % Owned                            Accumulated        Net Plant in         Work in       Subsidiary
 Generating Facility      by Company      Plant in Service     Depreciation             Service        Progress
----------------------------------------------------------------------------------------------------------------------------------
Navajo Station                  11.3             $200,224          $ 84,781            $115,443          $1,818              NVP
Mohave Facility                 14.0               78,608            32,406              46,202           3,995              NVP
Reid Gardner No. 4              32.2              125,648            47,198              78,450              24              NVP
Valmy Station                   50.0              280,924           112,056             168,868             618             SPPC
                                                 --------          --------            --------          ------
   TOTAL                                         $685,404          $276,441            $408,963          $6,455
                                                 ========          ========            ========          ======

     The amounts above for Navajo and Mohave include NVP's share of transmission systems and general plant equipment and, in the case of Navajo, NVP's share of the jointly owned railroad which delivers coal to the plant. Each participant provides its own financing for all of these jointly owned facilities. NVP's share of operating expenses for these facilities is included in the corresponding operating expenses in the Consolidated Statements of Income.

NOTE 7.   COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     As of December 31, 1999, 1,829,015 shares of common stock were reserved for issuance under the Common Stock Investment Plan (CSIP), Employees' Stock Purchase Plan (ESPP), Non-Employee Director Stock Plan and Executive Long-Term Incentive Plan (ELTIP). The ELTIP for key management employees allows for the issuance of SPR's common shares to key employees through December 31, 2003.
This Plan permits the following types of grants, separately or in combination: nonqualified and qualified stock options; stock appreciation rights; restricted stock; performance units; performance shares and bonus stock. SPR also provides an ESPP to all of its employees meeting minimum service requirements. Employees can choose twice each year to have up to 15% of their base earnings withheld to purchase company common stock. The purchase price of the stock is 90% of the market value on the offering date or 100% of the market price on the execution date, if less. The Non-employee Director Stock Plan provides that a portion of SPR's outside directors' annual retainer be paid in SPR common stock. SPR records the costs of these plans in accordance with Accounting Principles Board Opinion Number 25.

     As a part of the August 1, 1999 merger, the NVP ELTIP was terminated and existing SPR plans were adopted by the surviving company.

     On September 21, 1999, the Board of Directors of SPR (the "SPR Board") declared a dividend distribution of one right (an "SPR Right") for each outstanding share of SPR common stock to shareholders of record at the close of business on October 31, 1999. By issuing the new SPR Rights, the SPR Board extended the benefits and protections afforded to shareholders under the Rights Agreement, dated as of October 31, 1989, which expired on October 31, 1999.
Each SPR Right, initially evidenced by and traded with the shares of SPR Common Stock, entitles the registered holder (other than an "Acquiring Person" as defined in the Rights Agreement) to purchase at an exercise price of $75.00, $150.00 worth of common stock at its then-market value, subject to certain conditions and approvals set forth in the Rights Agreement. If, at any time while there is an Acquiring Person, SPR engages in a merger or other business combination transaction or series of related transactions in which the Common Stock is changed or exchanged or 50% or more of its assets or earning power is transferred, each SPR Right (not previously voided by the occurrence of a Flip-in Event, as described in the Rights Agreement) will entitle its holder to purchase, at the SPR Right's then-current Exercise Price, common stock of such Acquiring Person having a calculated value of twice the SPR Right's then-current Exercise Price. The SPR Rights are not exercisable until the Distribution Date and expire on October 31, 2009, unless previously redeemed by SPR. Following an SPR Distribution Date, the SPR Rights will trade separately from the SPR Common Stock and will be evidenced by separate certificates. Until an SPR Right is exercised, the holder thereof will have no rights as a shareholder of SPR, including, without limitation, the right to receive dividends. The purpose of the plan is to help ensure that SPR's shareholders receive fair and equal treatment in the event of any proposed hostile takeover of SPR.

     The changes in common stock and additional paid-in capital for 1999, 1998, and 1997 are as follows (dollars in thousands):

                                         Shares Issued                                                Amount
                            1999               1998              1997                 1999             1998             1997
                     -----------------   ---------------   --------------       --------------   --------------   ---------------
Merger exchange             78,414,560                 -                -              $66,540          $     -           $     -
CSIP/DRP                             -           799,762        1,515,716                    -           19,067            31,366
ESPP, and other                      -            65,609           98,184                    -            1,564             2,031
                            78,414,560           865,371        1,613,900              $66,540          $20,631           $33,397
                     =================   ===============   ==============       ==============   ==============   ===============

NOTE 8.   PREFERRED STOCK AND PREFERRED SECURITIES

     All issues of SPPC and NVP preferred stock are superior to SPR's common stock with respect to dividend payments (which are cumulative) and liquidation rights.

     The following table indicates the number of shares outstanding and the dollar amount thereof at December 31 of each year. The difference between total shares authorized and the amount outstanding represents undesignated shares authorized but not issued.

                                           Shares Issued                                          Amount
                                  ---------------------------------                           --------------
(Dollars in thousands)          1999           1998           1997                 1999             1998             1997
                            -------------  -------------  -------------       ---------------  ---------------  --------------
Preferred Stock
---------------
With mandatory sinking fund
     5.40% Series                       -         36,669         38,669                 $   -          $  733          $  773
     5.20% Series                       -         34,570         36,507                     -             692             730
     4.70% Series                       -        102,006        108,006                     -           2,040           2,160
                          ---------------------------------------------       -----------------------------------------------
                                        -        173,245        183,182                     -           3,465           3,663
Current sinking fund
requirements                            -              -              -                     -            (200)           (200)
                          ---------------------------------------------       -----------------------------------------------
                                                 173,245        183,182                     -           3,265           3,463
Not subject to mandatory redemption:
    Class A Series I            2,000,000              -              -                50,000              -              -
                          ---------------------------------------------       -----------------------------------------------
       Subtotal                 2,000,000              -              -                50,000              -              -

   Total Preferred Stock        2,000,000        173,245        183,182                50,000          3,265          3,463
                          =============================================       ===============================================

Preferred Securities
--------------------
Subject to mandatory redemption:
   Preferred securities of
    Sierra Pacific Power
    Capital II                  1,940,000              -              -                48,500              -              -

   Preferred securities of
    Nevada Power Co.
    Capital I                     147,058        147,058        147,058               118,872        118,872        118,872
   Preferred securities of
    Nevada Power Co.
    Capital III                    86,598         86,598              -                70,000         70,000              -
                          ---------------------------------------------       -----------------------------------------------
Total Preferred Securities      2,173,656        233,656        147,058              $237,372       $188,872       $118,872
                          =============================================       ===============================================

     On July 29, 1996, Sierra Pacific Power Capital I (the Trust), a wholly-owned subsidiary of SPPC, issued $48.5 million (1,940,000 shares) of 8.60% Trust Originated Preferred Securities (the Preferred Securities). SPPC owns all the common securities of the Trust; 60,000 shares totaling $1.5 million (Common Securities). The Preferred Securities and the Common Securities (the Trust Securities) represent undivided beneficial ownership interests in the assets of the Trust. The existence of the Trust is for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from SPPC its 8.60% Junior Subordinated Debentures due July 30, 2036, in a principal amount of $50 million. The sole asset of the Trust is SPPC's junior subordinated debentures. SPPC's obligations provide a full and unconditional guarantee of the Trust's obligations under the Preferred Securities.

     The Preferred Securities of Sierra Pacific Power Capital I are redeemable only in conjunction with the redemption of the related 8.60% Junior Subordinated Debentures. The Junior Subordinated Debentures will mature on July 30, 2036, and may be redeemed, in whole or in part, at any time on or after July 30, 2001,or at any time in certain circumstances upon the occurrence of a tax event. A tax event occurs if an opinion has been received from tax counsel that there is more than an insubstantial risk that: the Trust is, or will be subject to United States federal income tax with respect to interest accrued or received on the Junior Subordinated Debentures; the Trust is, or will be subject to more than a de minimis amount of other taxes, duties or other governmental charges; interest payable by SPPC to the Trust on the Junior Subordinated Debentures is not, or will not be, deductible, in whole or in part by SPPC for federal income tax purposes.

     Upon the redemption of the Junior Subordinated Debentures, payment will simultaneously be applied to redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Subordinated Debentures. The preferred securities are redeemable at $25 per preferred security plus accrued dividends.

     On April 2, 1997, NVP Capital I (Trust), a wholly-owned subsidiary of NVP issued 4,754,860, 8.2% QUIPS at $25 per security. The NVP owns all of the Series A common securities, 147,058 shares issued by the Trust for $3.7 million. The QUIPS and the common securities represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the state of Delaware. The existence of the Trust is for the sole purpose of issuing the QUIPS and the common securities and using the proceeds thereof to purchase from the NVP its 8.2% Junior Subordinated Deferrable Interest Debentures (QUIDS) due March 31, 2037, extendible to March 31, 2046 under certain conditions, in a principal amount of $122.6 million. The sole asset of the Trust is the QUIDS. Holders of the Series A QUIPS are entitled to receive preferential cumulative cash distributions accruing from the date of original issuance and payable quarterly on the last day of March, June, September and December of each year. The Series A QUIPS are subject to mandatory redemption, in whole or in part, upon repayment of the Series A QUIDS at maturity or their earlier redemption in an amount equal to the amount of related Series A QUIDS maturing or being redeemed. The QUIPS are redeemable at $25 per preferred security plus accumulated and unpaid distributions thereon to the date of redemption.

     NVP's obligations provide a full and unconditional guarantee of the Trust's obligations under the QUIPS. Financial statements of the Trust are consolidated with NVP's. Separate financial statements are not filed because the Trust is wholly-owned by NVP and essentially has no independent operations, and NVP's guarantee of the Trust's obligations is full and unconditional. The $118.9 million in net proceeds was used for general corporate utility purposes and the repayment of short-term debt.

     In October 1998, NVP Capital III (Trust), a wholly-owned subsidiary of Nevada Power Company, issued 2,800,000, 7 3/4% Cumulative Quarterly Trust Issued Preferred Securities at $25 per security. NVP owns the entire common securities, 86,598 shares issued by the Trust for $2.2 million. The Trust Issued Preferred Securities and the common securities represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the state of Delaware. The existence of the Trust is for the sole purpose of issuing the Trust Issued Preferred Securities and the common securities and using the proceeds thereof to purchase from NVP its 7 3/4% Junior Subordinated Deferrable Interest Debentures due September 30, 2038, extendible to September 30, 2047 under certain conditions, in a principal amount of $72.2 million. The sole asset of the Trust is the deferrable interest debentures. Holders of the Trust Issued Preferred Securities are entitled to receive preferential cumulative cash distributions accruing from the date of original issuance and payable quarterly on the last day of March, June, September and December of each year. The Trust Issued

Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the deferrable interest debentures at maturity or their earlier redemption in an amount equal to the amount of related deferrable interest debentures maturing or being redeemed. The Trust Issued Preferred Securities are redeemable at $25 per preferred security plus accumulated and unpaid distributions thereon to the date of redemption. NVP's obligations provide a full and unconditional guarantee of the Trust's obligations under the Trust Issued Preferred Securities. Financial statements of the Trust are consolidated with NVP's. Separate financial statements are not filed because the Trust is wholly-owned by NVP and essentially has no independent operations, and NVP's guarantee of the Trust's obligations is full and unconditional. The $70 million in net proceeds was used for general corporate utility purposes including the repayment of short-term debt.

     On July 23, 1999 NVP redeemed the 4.7%, 5.2% and 5.4% Series Redeemable Cumulative Preferred Stock. The total par value and premium was $3.5 million and was paid in accordance with the merger agreement with Sierra Pacific Resources.

     On November 1, 1999, SPPC paid $23.5 million, par value and premium, to redeem Series A, $2.44 Dividend (4.88%), Series B, $2.36 Dividend (4.72%) and Series C, $3.90 Dividend (7.8%).

NOTE 9.   LONG-TERM DEBT

     Substantially all utility plant is subject to the lien of SPPC and NVP indentures under which the first mortgage bonds are issued.

     On June 17, 1998, SPPC redeemed $5 million, 8.65% First Mortgage Bonds before the 2022 due date.

     On April 1, 1998, SPR redeemed $10 million of Series C senior notes leaving a remaining balance of $20 million, of which $10 million has been included in the current liability portion of long-term debt on the consolidated balance sheets at December 31, 1999. On April 1, 1999, these $10 million were redeemed. Senior notes, Series D were redeemed on April 1, 1999 and Series E is due in 2000.

     In December 1998, SPPC issued $35 million principal amount of collateralized Medium-Term Notes, Series D, consisting of a three year non-callable note, due in 2001, with an interest rate of 5.47% and five year non-callable notes, due in 2003, with interest rates ranging from 5.50% to 5.59%. For all notes, interest is payable in semi-annual payments. The proceeds to SPPC from the sale of the notes was used for general corporate purposes including but not limited to: the acquisition of property; the construction, completion, extension or improvement of facilities; or discharge or refunding of obligations, including short-term borrowings.

     On April 9, 1999, SPPC sold the right to receive payments made in respect of Transition Property as defined by the offering Circular dated March 30, 1999, to SPPC Funding LLC, a Delaware special purpose limited liability company whose sole member is SPPC, in exchange for the proceeds of the SPPC Funding LLC Notes, Series 1999-1 (the Underlying Notes). SPPC Funding LLC then issued and sold the Underlying Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SPPC-1 (the Trust) in exchange for the proceeds of the sale of the Trust's $24.0 million 6.4% Rate Reduction Certificates, Series 1999-1 (the Certificates). The Trust, which had been established by the California Infrastructure and Economic Development Bank, issued and sold the Certificates in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended.

The Certificates are one of a series of rate reduction certificates that may be issued from time to time by the Trust and sold to investors upon terms determined at the time of sale.

     On July 12, and July 16, of 1999, respectively, $10 million of the 6.86% and $20 million of the 6.83% of the Series C, collateralized medium-term SPPC notes matured.

     On September 17, 1999, SPPC issued $100 million floating rate notes, due October 13, 2000. Interest on the notes is payable quarterly commencing on December 15, 1999. The interest rate on the notes for each interest period to maturity will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.75%. These notes will not be entitled to any sinking fund and will be redeemable without premium at the option of SPPC, in whole, beginning on March 15, 2000 and on the 15th day of each month thereafter.

     On January 29, 1998, NVP remarketed at fixed rates $141.05 million Clark County, Nevada (Nevada Power Company Project) variable rate revenue bonds consisting of $76.75 million Series 1995A IDBs due 2030 at 5.6%, $44 million Series 1995C IDBs due 2030 at 5.5% and $20.3 million Series 1995D PCRBs with $14 million due 2011 at 5.3% and $6.3 million due 2023 at 5.45%. On the same date, $13 million Coconino County, Arizona (Nevada Power Company Project) Series 1995E PCRBs due 2022 were remarketed at a 5.35% fixed rate.

     On March 30, 1999, NVP issued $130 million, 6.2%, Series A senior unsecured notes, due 2004. The notes were issued under rule 144A with registration rights. Net proceeds were used to repay SPR's and NVP's lines of credit.

     On October 1, 1999, NVP redeemed $45,000,000, Series Y, 6.93%, in first mortgage bonds.

     SPR's and NVP's aggregate annual amount of maturities for long-term debt for the next five years is shown below (dollars in thousands):

                                  NVP                 SPR
                  2000           $   89,842          $  202,709
                  2001                    0              19,732
                  2002               15,000              17,626
                  2003                    0              20,711
                  2004              130,000             132,621
                          -----------------    ----------------
                Subtotal            234,842             393,399
               Thereafter           786,004           1,365,937
                          -----------------    ----------------
                  Total          $1,020,846          $1,759,336
                          =================    ================

NOTE 10.  TAXES

The following reflects the composition of taxes on income (in thousands of dollars):

                                                                            1999                 1998               1997
                                                                      --------------------------------------------------
Federal:
 Taxes estimated to be currently payable                                $ 42,379             $ 17,163           $ 18,939

 Deferred taxes related to:
  Excess of tax depreciation over book depreciation                       11,569               24,111             13,669
  Deferral of energy costs deducted currently for tax purposes-net       (16,650)              11,162             20,848

  Contributions in aid of construction and customer advances             (11,508)             (13,211)            (6,302)
  Avoided interest capitalized                                            (3,594)               6,463             (2,406)
  Repairs and Maintenance                                                  1,469                    -                  -
  Severance Programs                                                       6,072                    -                  -
  Other-net                                                                 (464)               1,243              1,937
  Net amortization of investment tax credit                               (2,285)              (1,460)            (1,460)
State (California)                                                           370                    -                  -
                                                                      --------------------------------------------------
       Total                                                            $ 27,358             $ 45,471           $ 45,225
                                                                      ==================================================

As Reflected in Statement of Income:
 Federal income taxes                                                   $ 25,716             $ 42,949           $ 43,478
 State income taxes                                                          370                    -                  -
                                                                      --------------------------------------------------
       Operating Income                                                   26,086               42,949             43,478
 Other income-net                                                          1,272                2,522              1,747
                                                                      --------------------------------------------------
       Total                                                            $ 27,358             $ 45,471           $ 45,225
                                                                      ==================================================

     The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (in thousands of dollars):

                                                                            1999                 1998               1997
                                                                      --------------------------------------------------
Income before preferred dividend requirements of subsidiary               54,146             $ 83,673           $ 83,216
Total income tax expense                                                  27,358               45,471             45,225
                                                                      --------------------------------------------------
                                                                          81,504              129,144            128,441
Statutory tax rate                                                            35%                  35%                35%
Expected income tax expense                                               28,526               45,200             44,954
Depreciation related to difference in cost basis for tax purposes          1,879                1,431              1,431
Allowance for funds used during construction - equity                        805                  300                300
Tax benefit from the disposition of assets                                  (184)                   -                  -
ITC amortization                                                          (2,441)              (1,460)            (1,460)
California franchise taxes (net of federal benefit)                          241                    -                  -
Other-net                                                                 (1,468)                   -                  -
                                                                    ----------------------------------------------------
                                                                        $ 27,358             $ 45,471           $ 45,225
                                                                    ====================================================

Effective tax rate                                                         33. 6%                35.2%              35.2%
                                                                    ====================================================

     The net deferred federal income tax liability consists of deferred federal income tax liabilities less related deferred federal income tax assets, as shown (in thousands of dollars):

                                                                              1999               1998
                                                                         ---------------    --------------
Deferred Federal
  Income Tax Liabilities:
   AFUDC                                                                        $ 11,098          $  1,889
   Bond redemption's                                                               8,043             2,177
   Excess of tax depreciation over book depreciation                             336,545           162,655
   Severance Programs                                                              9,168                 -
   Repairs and maintenance                                                         7,684                 -
   Tax benefits flowed through to customers                                      196,365            62,906
   Other                                                                          10,481             4,187
                                                                         ---------------    --------------
 Total                                                                          $579,384          $233,814
                                                                         ---------------    --------------
Deferred Federal Income Tax Assets:
   Avoided interest capitalized                                                   19,443               885
   Employee benefit plans                                                          6,825             2,549
   Demand side program costs                                                       1,473             1,319
   Gross-ups received on contributions in aid of construction and
        advances including gross-ups                                              98,615            47,149
   Unamortized investment tax credit                                              34,051            15,122
   Other                                                                           5,013             1,165
                                                                         ---------------    --------------

 Total                                                                           165,420            68,189
                                                                         ---------------    --------------

Deferred Federal Income Taxes                                                   $413,964          $165,625
                                                                         ===============    ==============

     SPR's balance sheets contain a net regulatory tax asset of $27.7 million at December 31, 1999 and $26.7 million at December 31, 1998. The net regulatory asset consists of future revenue to be received from customers (a regulatory tax asset) of $65.5 million at December 31, 1999 and $65.6 million at December 31, 1998, due to flow through of the tax benefits of temporary differences. Offset against these amounts are future revenues to be refunded to customers (a regulatory tax liability), consisting of $17.9 million at December 31, 1999 and $18.5 million at year-end 1998, due to temporary differences for liberalized depreciation at rates in excess of current tax rates, and $20.0 million at December 31, 1999 and $20.4 million at December 31, 1998 due to temporary differences caused by the investment tax credit. The regulatory tax liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory tax liability for temporary differences caused by the investment tax credit will be amortized ratably in the same fashion as the deferred investment credit.

     The income tax expense computed for NVP in accordance with FAS 109 reflects the assets and liabilities of NVP on a stand alone basis and the effect of filing a consolidated income tax return with its subsidiary companies.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The December 31, 1999 carrying amount for cash and cash equivalents, current assets, accounts receivable, accounts payable, and current liabilities approximates fair value due to the short-term nature of these instruments.

     The total fair value of SPR and NVP's consolidated long-term debt at December 31, 1999, is estimated to be $1,518 million and $910.9 million, respectively, (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPR and NVP for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $868 million at December 31, 1998. The estimated fair value of SPR's and NVP's preferred securities are $208.6 million and $160.1 million, respectively, at December 31, 1999. The fair value of preferred securities were estimated to be $193 million and $144.5 million, respectively, at December 31, 1998.

NOTE 12.  SHORT-TERM BORROWINGS

     On July 28, 1999, immediately following the consummation of the merger between SPR and NVP, SPR (holding company) put into place a $500 million unsecured revolving credit facility, which replaced SPR's previous credit facility of $10 million. This facility may be used for working capital and general corporate purposes, including for commercial paper backup.

     At the same time, NVP and SPPC each put into place $150 million unsecured revolving credit facilities. These facilities may also be used for working capital and general corporate purposes, including for commercial paper backup. These new facilities replaced the existing credit facilities for NVP and SPPC.

     Immediately following the merger, SPR and NVP established commercial paper programs. These programs are rated A2/P2 by Standard and Poor's and Moody's, respectively.

     On October 15, 1999, NVP issued $100 million floating rate notes, due October 6, 2000. Interest on the notes is payable quarterly commencing on January 15, 2000. The interest rate on the notes for each interest period to maturity will be a floating rate, subject to adjustment every three months, equal to LIBOR for U.S. dollar deposits plus a spread of 0.79%. These notes will not be entitled to any sinking fund and will be redeemable at the option of NVP, in whole, beginning on April 15, 2000 and on the 15th day of each month thereafter. The proceeds of this financing were used to pay down commercial paper.

     At December 31, 1999, SPR's (holding company) short-term debt was $463.4 million comprised entirely of commercial paper at an average interest rate of 6.51%. NVP's short-term debt was $182.0 million comprised of $82.0 million of commercial paper at an average interest rate of 6.35% and the $100 million of floating rate notes. SPPC had $109.6 million outstanding at year end in commercial paper, with an average interest rate of 6.43%.

     The other subsidiaries of SPR had no outstanding short-term borrowings at this time.

NOTE 13.  DIVIDEND RESTRICTIONS

     SPR's primary source of funds for the payment of dividends to its stockholders is dividends paid by SPPC and NPV on their common stock, all of which is owned by SPR. Accordingly, SPR's ability to pay dividends is dependent upon the ability of SPPC and NPV to pay dividends on their common stock. The Restated Articles of Incorporation of SPPC and NPV and the indentures relating to the various series of their First Mortgage Bonds contain restrictions as to the payment of dividends on their common stock and as to the purchase or retirement of their capital stock. Under the most restrictive of these provisions, approximately $146 million of SPPC's and NVP's retained earnings were available at December 31, 1999, for the payment of cash dividends to SPR. As of December 31, 1999, SPR had consolidated retained earnings of approximately $120.3 million available for the payment of cash dividends on SPR's common stock.

NOTE 14.  RETIREMENT PLAN AND POST RETIREMENT BENEFITS

     SPR has pension plans covering substantially all employees. Benefits are based on years of service and the employee's highest compensation for a period prior to retirement. SPR also has other postretirement plans, which provide medical and life insurance benefits for certain retired employees. The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans. The non-qualified Supplemental Executive Retirement Plan (SERP) is included as part of pension benefits. This reconciliation is based on a September 30, 1999 measurement date and reflects the merger of SPR and NVP during 1999 under purchase accounting. SPPC is a member of the controlled group in the multi-employer plans.

                                                                                               Other Postretirement
                                                        Pension  Benefits                            Benefits
                                                ---------------------------------      ----------------------------------
                                                       1999              1998                 1999               1998
                                                ---------------------------------      ----------------------------------
Change in benefit obligations
Benefit obligation, beginning of year                  $149,031          $119,533              $ 16,381          $ 15,496
Service cost                                              8,481             5,386                   996               432
Interest cost                                            12,823             9,285                 1,982             1,155
Participant contributions                                     0                 0                   255               252
Plan amendment&special termination                        5,865             2,240                 1,312                 0
Actuarial (gains) losses                                  4,663            18,001                (1,694)               47
Merger of SPPC Plans                                    192,140                 0                60,386                 0
Curtailment loss (gain)                                  (5,373)                0                   386                 0
Benefits paid                                           (19,160)           (5,414)               (2,017)           (1,001)
Benefit obligation, end of year                        $348,470          $149,031              $ 77,987          $ 16,381
                                                ===============    ==============      ================    ==============

Change in plan assets
Fair value of plan assets, beginning of year           $111,160          $100,898              $ 11,139          $  8,665
Actual return on plan assets                             15,510             9,546                 4,649             1,464
Company contributions                                    10,432             6,130                 2,069             1,759
Participant contributions                                     0                 0                   255               252
Merger of SPPC Plans                                    208,766                 0                50,593                 0
Benefits paid                                           (19,160)           (5,414)               (2,017)           (1,001)
                                                ---------------    --------------      ----------------    --------------
Fair value of plan assets, end of year                 $326,708          $111,160              $ 66,688          $ 11,139
                                                ===============    ==============      ================    ==============

Funded Status
Funded Status, end of year                             $(21,762)         $(37,870)             $(11,299)         $ (5,243)
Unrecognized net actuarial (gains) losses                26,550            19,320                (8,746)          (11,507)
Unrecognized prior service cost                           6,375             7,784                     0                 0
Contributions made in 4th quarter                           288             3,609                 1,096             1,908
Unrecognized net transition obligation                        0                 0                12,217            13,561
                                                ---------------    --------------      ----------------    --------------
Accrued pension and postretirement
   benefit obligations                                 $ 11,451          $ (7,157)             $ (6,732)         $ (1,281)
                                                ===============    ==============      ================    ==============

     The following amounts pertain to the non-qualified SERP plan covering certain current and former employees. The projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of the plan assets were $18.5 million and $15.7 million, respectively, at the end of the year and $9.7 million and $8.3 million, respectively, at the beginning of the year.

Amounts for pension and postretirement benefits recognized in the consolidated balance sheets consist of the following:

                                                                                             Other Postretirement
                                                      Pension Benefits                              Benefits
                                             -----------------------------------      ---------------------------------
                                                   1999                1998                  1999               1998
                                             -----------------------------------      ---------------------------------
Prepaid pension asset                             $ 26,166               $     -             N/A                N/A
Accrued benefit liability                          (14,716)               (7,157)              $(6,732)         $(1,281)
Intangible asset                                       346                   577             N/A                N/A
Accumulated other comprehensive income                 606                (2,722)            N/A                N/A
Additional minimum liability                          (951)                2,145             N/A                N/A
                                             -------------     -----------------      ----------------    -------------
Net amount recognized                               11,451                (7,157)               (6,732)          (1,281)
                                             =============     =================      ================    =============

     The weighted-average actuarial assumptions as of December 31 were as follows:

                                                                                        Other Postretirement
                                         Pension Benefits                                    Benefits
                               --------------------------------------       ------------------------------------------
                                    1999         1998         1997                 1999           1998         1997
                               --------------------------------------       ------------------------------------------
Discount rate                          7.50%        6.75%        7.50%                  7.50%        6.50%        7.50%
Expected return on plan assets         8.50%        8.50%        8.50%                  8.50%        8.50%        8.50%
Rate of compensation increase          4.50%        4.50%        4.50%              NA             NA           NA


     SPR has assumed a health care cost trend rate of 6% for 1999 and all future years.


                                                 Pension Benefits
                              -------------------------------------------------------
                                     1999                 1998                1997
                              -------------------------------------------------------
Service cost                          $  8,481             $ 5,386            $ 4,406
Interest cost                           12,823               9,285              8,437
Expected return on assets              (11,712)             (7,697)            (7,015)
Amortization of:
   Transition asset                          -                   -                  -
   Prior service costs                     841                 780                675
   Actuarial (gains) losses                976                 187                 86
                              ----------------      --------------      -------------
Net periodic benefit cost               11,409               7,941              6,589
Additional charges (credits):
   Special termination charges           5,865                   -                  -
   Curtailment credits                  (3,920)                  -                  -
                              ----------------      --------------      -------------
Total net benefit cost                $ 13,354             $ 7,941            $ 6,589
                              ================      ==============      =============


                                           Other Postretirement Benefits
                              -------------------------------------------------------
                                          1999                1998               1997
                              -------------------------------------------------------
Service cost                          $    996             $   433            $   370
Interest cost                            1,982               1,155              1,270
Expected return on assets               (1,741)               (770)              (626)
Amortization of:
Prior service costs                          -                   -                  -
Transition obligation                    1,344                 967                967
Actuarial (gains) losses                  (596)               (505)              (399)
                              ----------------      --------------      -------------
Net periodic benefit cost                1,985               1,280              1,582
Additional charges (credits):
   Special termination charges           1,312                   -                  -
   Curtailment loss                      1,283                   -                  -
                              ----------------      --------------      -------------
Total net benefit cost                $  4,580             $ 1,280            $ 1,582
                              ================      ==============      =============

     Net periodic pension and other postretirement benefit costs include the following components:

     A regulatory asset was booked to offset the net effect of special termination benefits and curtailment costs incurred in connection with the merger of the two companies. The portion of the net periodic benefit cost recognized for pension benefits during 1999 was $10.5 million by NVP and $.9 million by SPPC. The portion for other postretirement benefits was $1.0 million by NVP and $.9 million by SPPC.

     The assumed health care cost trend rate has a significant effect on the amounts reported. A one percentage point change in the assumed health care cost trend rate would have had the following effects on 1999 service and interest costs and the accumulated postretirement benefit obligation at year end:

        Increase                                 Decrease
        --------                                 --------
     Effect on service and interest
       components of net periodic cost             $   554        $   (512)
     Effect on accumulated postretirement
       benefit obligation                          $ 6,239        $ (5,776)

NOTE 15.  STOCK COMPENSATION PLANS

     At December 31, 1999 SPR had several stock-based compensation plans which are described below. The Company applies Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for nonqualified stock options and the employee stock purchase plan. The total compensation cost that has been charged against income for the performance shares, dividend equivalents and the non-employee director stock plans was $0.2 million for 1999. SPR has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation. Had compensation cost for SPR's nonqualified stock options and the employee stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of SFAS No. 123, SPR's income applicable to common stock would have been decreased to the pro forma amounts indicated below:

                                                                1999
                                                                ----
               Net Income                   As Reported       $ 51,750
                                            Pro Forma         $ 51,084

               Basic Earnings Per Share     As Reported       $   0.83
                                            Pro Forma         $   0.82

               Diluted Earnings Per Share   As Reported       $   0.83
                                            Pro Forma         $   0.82

     1. Prior to the August 1, 1999 merger, NVP did not have a nonqualified stock option plan or an employee stock purchase plan; therefore, historical data for the above item has been omitted because the information, if presented, would be misleading and inappropriate.

     SPR's executive long-term incentive plan for key management employees, which was approved by shareholders on May 16, 1994, provides for the issuance of up to 750,000 of SPR's common shares to key employees through December 31, 2003. The plan permits the following types of grants, separately or in combination: nonqualified and qualified stock options, stock appreciation rights, restricted stock, performance units, performance shares, and bonus stock. During 1999 SPR issued only nonqualified stock options and performance shares under the long-term incentive plan.

     Nonqualified stock options granted during 1999 were granted at an option price not less than market value at the date of the grant (January 1, and August 1, 1999). The January 1, 1999 options vest to the participants 33 1/3% per year over a three year period from the grant date, and may be exercised for a period not exceeding ten years from the date of the grant. The August 1, 1999 options vest to the participants 33 1/3% per year over a three year period beginning January 1, 2000, and may be exercised for a period not exceeding ten years from the date of the grant. The options may be exercised using either cash or previously acquired shares, valued at the current market price, or a combination of both.

     As a result of the merger with NVP on August 1, 1999, all shares outstanding as of that date, for January 1, 1999 grants and prior (applicable only to pre-merger SPR executives), were converted at a 1.44:1 ratio. The subsequent change in the exercise prices and the outstanding shares is reflected in all numbers shown for the applicable grants.

     A summary of the status of SPR's nonqualified stock option plan as of December 31, 1999, and changes during the year is presented below:

                                                                                             1999
                                                                               ----------------------------------
                                                                                                    Weighted-
                                                                                                     Average
                                                                                                     Exercise
             Nonqualified Stock Options                                             Shares             Price
             ----------------------------------------------------------------------------------------------------
             Outstanding at beginning of year (1)                                       285,931           $22.00
             Granted (2)                                                                583,016           $25.36
             Exercised                                                                    1,286           $14.39
             Forfeited                                                                   34,678           $22.48
             Outstanding at end of year                                                 832,983           $24.34

             Options exercisable at year-end                                            126,844           $20.54
             Weighted-average grant date fair value of  options granted (3)

                   January 1                                                           $   4.05
                   August 1                                                            $   5.11

1. There is no historical information presented because NVP did not have a nonqualified stock option plan prior to the August 1, 1999 merger. After the merger, the SPR plan, approved in 1994 by the SPR Board of Directors, was adopted by the surviving company. Also, as a result of the merger, all SPR options which were outstanding prior to the merger were converted at a 1.44:1 ratio. The beginning balance above consists of SPR shares outstanding prior to the merger, and has been adjusted to reflect the increase in shares due to the conversion.

2. The number of nonqualified stock options granted during the year consists of 209,576 shares for pre-merger grants, granted on January 1, 1999, and 373,440 shares granted on August 1, 1999, after the merger. The January 1 grants were given to pre-merger SPR executives, and retroactively to the NVP executives who joined SPR. The August 1 grants were given to all executives of the merged company.

3. The fair value of each nonqualified option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants on January 1, 1999 and August 1, 1999, respectively: dividend yield of 4.40% and 4.25%, expected volatility of 18.60% and 17.41%, risk-free rate of return of 5.08% and 6.31%, and an expected life of 10 years for all grants.

     The following table summarizes information about nonqualified stock options outstanding at December 31, 1999:

                                             Options Outstanding                    Options Exercisable
                                     ------------------------------------  -------------------------------------
                                          Number            Remaining                              Number
                                      Outstanding at       Contractual                         Exercisable at
Grant Date         Exercise Price        12/31/99              Life         Exercise Price        12/31/99
----------------------------------------------------------------------------------------------------------------
01/01/1994                   $14.24             11,976       4 years                  $14.24             11,976
01/01/1995                   $13.02             15,841       5 years                  $13.02             12,673
01/01/1996                   $16.23             13,718       6 years                  $16.23              8,231
01/01/1997                   $19.97             62,472       7 years                  $19.97             41,649
01/01/1998                   $24.93            156,960       8 years                  $24.93             52,315
01/01/1999                   $24.22            198,576       9 years                  $24.22                  -
08/01/1999                   $26.00            373,440      9.6 years                 $26.00                  -

Weighted Average                                            8.7 years
Remaining
Contractual Life
----------------------------------------------------------------------------------------------------------------

     During 1999 SPR granted 27,765 performance shares valued at $26.00 per share. The actual number of shares earned by each participant is dependent upon SPR achieving certain financial goals over three-year performance periods. The value of performance shares, if earned, will be equal to the market value of SPR's common shares as of the end of the performance periods. SPR, at its sole discretion, may pay earned performance shares in the form of cash or in shares, or a combination thereof.

     Simultaneous with the grant of both the nonqualified options and performance shares above, each participant was granted dividend equivalents for all performance share grants, and for 1996 and prior nonqualified option grants. Each dividend equivalent entitles the participant to receive a contingent right to be paid an amount equal to dividends declared on shares originally granted from the date of grant through the exercise date, or, in the case of performance shares, throughout the performance period. Additionally, in order for dividend equivalents to be paid on the performance shares, certain financial targets must be met. Dividend equivalents will be forfeited if options expire unexercised.

     Under SPR's employee stock purchase plan, SPR is authorized to issue up to 400,162 shares of common stock to all of its employees with minimum service requirements. Under the terms of the plan, employees can choose twice each year to have up to 15% of their base earnings withheld to purchase SPR's common stock. The purchase price of the stock is 90% of the market value on the offering commencement date. Employees can withdraw from the plan at any time prior to the exercise date. Under the plan SPR sold 21,888 shares to employees in 1999. Proforma compensation cost has been estimated for the employees' purchase rights on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1999: average dividend yield of 4.31%, average expected volatility of 18.85%, and average risk-free interest rates of 5.08%. The weighted average fair value of those purchase rights in 1999 was $2.85.

     SPR's non-employee director stock plan provides that a portion of the outside directors' annual retainer be paid in Company stock. Under the current plan, the annual retainer for non-employee directors is $30,000, and the minimum amount to be paid in Company stock is $20,000 per director. During 1999 SPR granted the following total shares and related compensation to directors in Company stock, respectively: 4,741 shares and $150,000. SPR also paid out phantom stock shares to retiring directors in the amount of $1,222,110.

NOTE 16.  POSTEMPLOYMENT BENEFITS

     During 1999, SPR offered a severance program to non-bargaining-unit employees, which provides for severance pay and medical benefits continuation totaling $13.7 million and $0.8 million respectively. As approved by the PUCN, this cost was deferred as a regulatory asset as of December 31, 1999. The order approving the merger by the PUCN, directed NVP and SPPC to defer merger costs (including severance and related benefits) for a three-year period. The deferral of these costs is intended to allow adequate time for the anticipated savings from the merger to develop. At the end of the three-year period, the order instructs SPPC and NVP to propose an amortization period for these costs, and allows SPPC and NVP to recover the costs to the extent that they are offset by merger savings. At December 31, 1999, the remaining liability for unpaid severance was $5.0 million.

NOTE 17:  COMMITMENTS AND CONTINGENCIES

     NVP's and SPPC's combined estimated cash construction expenditures for the year 2000 and the five-year period 2000-2004 are $328.2 million and $1,630.6 million, respectively.

     NVP and SPPC have several long-term contracts for the purchase of electric energy and/or capacity. These contracts expire in years ranging from 2000 to 2009. Estimated future commitments under non-cancelable agreements with initial terms of one year or more at December 31, 1999 were as follows (dollars in thousands):

                          Accounted for as
                             Long-Term          Accounted for as
                             Executory             Long-Term
                             Contracts           Capital Lease
               2000                  $ 39,452              $11,352
               2001                    22,787               10,823
               2002                    23,488               10,319
               2003                    24,308                9,790
               2004                    25,182                9,286
               2005 to 2009           114,840               82,826

     The above long-term capital lease minimum payments have not been reduced by an estimated $79.4 million of executory costs and $17.5 million in interest.

     NVP and SPPC have several long-term contracts for the purchase and transportation of coal and natural gas. These contracts expire in years ranging from 2000 to 2015. Estimated future commitments under non-cancelable agreements with initial terms of one year or more at December 31, 1999 were as follows (dollars in thousands):

                              Coal and Gas     Transportation
            2000               $128,865          $ 60,037
            2001                 55,089            46,837
            2002                 33,364            45,849
            2003                 19,349            36,885
            2004                 11,476            32,972
            2005 to 2015         28,533           295,848

     In 1984, NVP sold its administrative headquarters facility, less furniture and fixtures, for $27 million and entered into a 30-year capital lease of that facility with five-year renewal options beginning in year 31. The fixed rental obligation for the first 30 years is $5.1 million per year. Future cash rental payments as of December 31, 1999, were as follows (dollars in thousands):

                       2000                      $ 6,156
                       2001                        6,156
                       2002                        6,156
                       2003                        6,156
                       2004                        6,156
                       2005 to 2014               74,277

     The amount of imputed interest necessary to reduce the future cash rental payments to present value is $55.0 million as of December 31, 1999. Total interest expense on the lease obligation was $5.9 million and total amortization of the leased facility was $(397,000) for the year ended December 31, 1999. The total accumulated amortization of the leased facility on December 31, 1999, was $9.3 million.

     SPPC has an operating lease for its corporate headquarters building. The primary term of the lease is 25 years, ending in 2010. The current annual rental is $5.4 million, which amount remains constant until the end of the primary term. The lease has renewal options for an additional 50 years.

     Estimated future minimum cash payments, including SPPC's headquarters building, under non-cancelable operating leases with initial terms of one year or more at December 31, 1999 were as follows (dollars in thousands):

                       2000                      $12,890
                       2001                        9,302
                       2002                        7,953
                       2003                        7,655
                       2004                        7,523
                       2005 to 2045               77,664

     The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998, against the owners (including NVP) of the Mohave Generation Station ("Mohave"), alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. An additional plaintiff, National Parks and Conservation Association, later joined the suit. The plant owners and plaintiffs have had numerous settlement discussions and filed a proposed settlement with the court on October 6, 1999. The consent decree, approved by the court in November, established emission limits for sulfur dioxide and opacity and required installation of air pollution controls for sulfur dioxide, nitrogen oxides and particulate matter. The new emission limits must be met by January 1, 2006 and April 1, 2006, for the first and second units, respectively. However, if the owners sell their entire ownership interest, with a closing date prior to December 30, 2002, then the new emission limits become effective 36 months and 39 months from the date of last closing for the two respective units. The estimated cost of new controls is $300 million. As a 14% owner in the Mohave Station, NVP's costs could be $42 million.

     Also, the United States Congress authorized the Environmental Protection Agency ("EPA") to study the potential impact Mohave may have on visibility in the Grand Canyon area. A final report of the study results was released in March 1999. The study acknowledges that sulfur dioxide emissions from Mojave are transported to the Grand Canyon. EPA has solicited information to determine whether visibility impairment in the Grand Canyon can be reasonably attributed to Mohave. If EPA determines that significant visibility impairment is reasonably attributable to the station, EPA could initiate a review for Best Available Retrofit Technology. Based upon indications from EPA and the National Park Service, the Plant owners believe that terms of the settlement of the suit discussed above are expected to be reflected in a State Implementation Plan for Nevada and resolve any concerns of EPA regarding visibility impairment.

     In 1991, the EPA published an order requiring the Navajo Generating Station ("Navajo") to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3% owner of Navajo, NVP was required to fund an estimated $48 million for installation of the scrubbers. The first of three scrubber units was placed in commercial operation in November 1997, the second scrubber in September 1998, with the last scrubber placed in operation in June 1999. Currently, the project is 98% complete. NVP spent approximately $47.6 million on the scrubbers' construction. In 1992, NVP received resource-planning approval from the PUCN for its share of the cost of the scrubbers.

     In May 1997, the Nevada Division of Environmental Protection (NDEP) issued an Order requiring NVP to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The Order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds have degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an Order that requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This Order also required NVP to submit a Site Characterization Plan to NDEP to ascertain impacts. Technical information from the Plan will be used to develop a corrective action plan and allow NVP to determine an estimate of remediation costs for cleanup. New pond construction and lining costs are estimated at $20 million.

     Also, at the NVP Reid Gardner Station, NDEP has determined that there is additional groundwater contamination that resulted from oil spills at the facility. NDEP has required submitting a corrective action. The extent of contamination has not yet been determined. However, management does not expect this item to materially affect the financial position of SPR or NVP.

     In May 1999 NDEP issued an Order to eliminate the discharge of NVP's Clark Station wastewater to groundwater. The Order also required a hydrological assessment of groundwater impacts in the area. $565,000 will be spent in the next two years to line existing ponds. The extent of contamination has not been determined. However, management does not expect this item to materially affect the financial position of SPR or NVP.

     In August 1999 NDEP issued an Order to correct deficient ambient air monitoring quality control procedures at the Reid Gardner Station. NVP has agreed to conduct a supplemental environmental project limited to $9,000 in lieu of a fine.

     NVP recently determined that, while constructing the McCullough-Arden transmission line, access roads were created within a wilderness study area in violation of the Bureau of Land Management (BLM) Right of Way Grant. NVP's preliminary estimate for restoration costs is $200,000, which was reserved as of December 31, 1999.

     In September 1994, Region VII of EPA notified SPPC that SPPC was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCBs) by PCB Treatment, Inc., located in Kansas City, Kansas, and Kansas City, Missouri (the Sites). The EPA is requesting that SPPC voluntarily pay an undefined (pro rata) share of the ultimate clean-up costs at the Sites. A number of the largest PRP's formed a steering committee, which is chaired by SPPC. The responsibility of the Committee is to direct clean-up activities, determine appropriate cost allocation, and pursue actions against recalcitrant parties, if necessary. The EPA issued an administrative order on consent requiring signatories to perform certain investigative work at the Sites. The steering committee retained a consultant to prepare an analysis regarding the Sites. The site evaluations have been completed. EPA is developing an allocation formula to allocate the remediation costs. SPPC has recorded preliminary liability for the Sites of $650,000, of which approximately $150,000 has been spent through December 31, 1999. Once evaluations are completed, SPPC will be in a better position to estimate and record the ultimate liabilities for the Sites.

     Additionally, SPPC has four wells which currently exceed the federal drinking water standard for naturally occurring arsenic concentrations. Production from three of these wells continues by blending treated water. The fourth well is out of service pending treatment. SPPC's water laboratory research staff is developing options to assure that SPPC is prepared to meet new arsenic standards. The new Arsenic regulations will be promulgated in 2000 and the proposed regulation is expected to require action on 17 of the 25 wells serving Sierra's system. Depending upon final rules from the EPA, SPPC may incur between $70 million and $98 million by 2004 to meet the new standards.

     As part of the Generation Divestiture process, SPPC conducted Phase I and Phase II Environmental Assessments for its Ft. Churchill, Tracy and Valmy Power Plants. Anticipated remediation cost is $150,000.

     As part of the Generation Divestiture process, Phase I and/or Phase II Environmental Assessments were conducted at NVP's Harry Allen, Clark, Sunrise and Reid Gardner facilities. Additional environmental assessments will be conducted in 2000 to further characterize the sites. Remediation costs are unknown because characterization is not complete.

     Lands of Sierra owns property in North Lake Tahoe, California, which is leased to independent condominium owners. The property has both soil and groundwater petroleum contaminate resulting from a historic underground fuel tank. Additional contaminate from a third party fuel tank on the property has also been identified and is undergoing characterization. Remediation costs are estimated from $60,000 to $250,000. After final characterization, remediation costs will be known.

     Nevada Electric Investment Company (NEICO), a subsidiary of NVP in 1999, owns property in Wellington, Utah, which was the site of a coal washing and load out facility. The site now has a reclamation estimate supported by a bond of $4.9 million with the Utah Division of Oil and Gas Mining. The property was under contract for sale and the contract required the purchaser to provide $1.3 million in escrow towards reclamation. However, the sales contract was recently terminated and NEICO has taken title to the escrow funds. It is NEICO's intention to sell the property.

     See Notes 1, 3, 6, 8, 9, 12, 14, and 16 of SPR's consolidated financial statements for additional commitments and contingencies.

     SPR and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on its financial position or results of operations.

NOTE 18.  SEGMENT INFORMATION

     SPR operates three business segments (as defined by FASB statement No. 131, Disclosure about Segments of an Enterprise and Related Information) providing regulated electric, natural gas and water service. Electric service is provided to Las Vegas and surrounding Clark County, northern Nevada and the Lake Tahoe area of California. Natural gas and water services are provided in the Reno-Sparks area of Nevada. Other segment information includes segments below the quantitative threshold for separate disclosure.

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

     In accordance with the requirements of purchase accounting and based on a merger date of August 1, 1999, the segmented financial information for the period ended December 31, 1999 includes five months of operating activity for SPR's subsidiaries other than NVP. Segmented information for 1998 and 1997 includes only the operations of NVP.

                                                                                         Reconciling
December 31, 1999                Electric            Gas        Water     All Other      Eliminations      Consolidated
Operating Revenues             $1,236,702       $ 38,958     $ 24,339     $   9,132                          $1,309,131
                               ==========       ========     ========     =========                          ==========
Operating income               $  157,030       $  3,175     $  8,297     $   2,656                          $  171,158
                               ==========       ========     ========     =========                          ==========
Operating income taxes         $   30,120       $    425     $    788     $  (5,247)                         $   26,086
                               ==========       ========     ========     =========                          ==========
Depreciation                   $  107,703       $  2,128     $  3,161     $     244                          $  113,236
                               ==========       ========     ========     =========                          ==========
Interest expense on
 long term debt                $   75,870       $  1,326     $  4,236     $     299                          $   81,731
                               ==========       ========     ========     =========                          ==========
Assets                         $4,345,049       $152,016     $280,057     $ 426,881         $  43,683        $5,247,686
                               ==========       ========     ========     =========         =========        ==========
Capital expenditures           $  275,761       $  7,051     $ 16,252                                        $  299,064
                               ==========       ========     ========                                        ==========

                                                                                            Reconciling
December 31, 1998           Electric         Gas           Water          All Other        Eliminations         Consolidated
Operating Revenues        $  873,682                                                                            $    873,682
                          ==========                                                                            ============
Operating income          $  147,277                                                                            $    147,277
                          ==========                                                                            ============
Operating income taxes    $   42,949                                                                            $     42,949
                          ==========                                                                            ============
Depreciation              $   73,562                                                                            $     73,562
                          ==========                                                                            ============
Interest expense
 on long term debt        $   56,995                                                                            $     56,995
                          ==========                                                                            ============
Assets                    $2,541,840                                                                            $  2,541,840
                          ==========                                                                            ============
Capital expenditures      $  314,933                                                                            $    314,933
                          ==========                                                                            ============

                                                                                            Reconciling
December 31, 1997           Electric         Gas           Water          All Other        Eliminations         Consolidated
Operating Revenues        $  799,148                                                                            $    799,148
                          ==========                                                                            ============
Operating income          $  137,196                                                                            $    137,196
                          ==========                                                                            ============
Operating income taxes    $   43,478                                                                            $     43,478
                          ==========                                                                            ============
Depreciation              $   66,273                                                                            $     66,273
                          ==========                                                                            ============
Interest expense
on long term debt         $   50,791                                                                            $     50,791
                          ==========                                                                            ============
Assets                    $2,339,422                                                                            $  2,339,422
                          ==========                                                                            ============
Capital expenditures      $  211,371                                                                            $    211,371
                          ==========                                                                            ============

     The reconciliation of segment assets at December 31, 1999 to the consolidated total includes the following unallocated amounts:

                                                         1999
                                                      ----------
                    Other property                       $ 2,661
                    Cash                                   3,011
                    Current assets- other                  3,103
                    Other regulatory assets               34,571
                    Deferred charges- other                  337
                                                         -------
                                                         $43,683
                                                         =======

     Segment information for NVP on an unconsolidated basis for the year ended December 31, 1999 follows:

                    December 31, 1999                                         Electric
                    Operating Revenues                                      $  977,262
                                                                            ==========
                    Operating income                                        $  116,983
                                                                            ==========
                    Operating income taxes                                  $   19,943
                                                                            ==========
                    Depreciation                                            $   80,644
                                                                            ==========
                    Interest expense on long term debt                      $   64,454
                                                                            ==========
                    Assets                                                  $3,378,485
                                                                            ==========
                    Capital expenditures                                    $  223,963
                                                                            ==========

Results for the years ending December 31, 1998 and 1997 presented above are for NVP alone.

NOTE 19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following figures are unaudited and include all adjustments necessary in the opinion of management for a fair presentation of the results of interim periods. In accordance with the requirements of purchase accounting and based on a merger date of August 1, 1999, the quarterly financial information for the first two quarters of 1999 and all four quarters of 1998 reflects the operations of NVP. The information for the quarter ended September 30, 1999 includes two months of operating activity for SPR's subsidiaries other than NVP as well as the quarterly data for NVP. Dollars are presented in thousands except per share amounts.

                                                                      Quarter Ended
                                                                      -------------
                                   Mar. 31, 1999          June 30, 1999          Sept. 30, 1999           Dec. 31, 1999
                               -------------------     ------------------     -------------------     ------------------
Operating Revenues                        $182,433               $237,937                $478,837               $409,924
                               ===================     ==================     ===================     ==================

Operating Income                          $ 20,961               $ 30,913                $102,976               $ 16,308
                               ===================     ==================     ===================     ==================

Net Income                                $  4,483               $ 11,754                $ 64,700               $(29,187)
                               ===================     ==================     ===================     ==================

Net Income per share-Basic                $   0.09               $   0.23                $   0.93               $  (0.42)
                               ===================     ==================     ===================     ==================

                  -Diluted               $   0.09               $   0.23                $   0.93               $  (0.42)
                               ===================     ==================     ===================     ==================

                                                                      Quarter Ended
                                                                      -------------
                                   Mar. 31, 1998          June 30, 1998          Sept. 30, 1998          Dec. 31, 1998
                               -------------------     ------------------     -------------------     ------------------
Operating Revenues                        $165,263               $198,935                $327,776               $181,708
                               ===================     ==================     ===================     ==================

Operating Income                          $ 21,263               $ 24,788                $ 76,919               $ 24,307
                               ===================     ==================     ===================     ==================

Net Income                                $  6,936               $ 10,446                $ 61,987               $  4,304
                               ===================     ==================     ===================     ==================

Net Income per share-Basic                $   0.14               $   0.20                $   1.21               $   0.08
                               ===================     ==================     ===================     ==================
                  -Diluted                $   0.14               $   0.20                $   1.21               $   0.08
                               ===================     ==================     ===================     ==================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     NONE.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to SPR's and NVP's directors called for by
Item 10 of Part III is hereby incorporated by reference from the section titled "Security Ownership of Certain Beneficial Owners and Management" of SPR's definitive proxy statement to be filed pursuant to regulation 14A.

     Information with respect to SPR's and NVP's executive officers is set forth in Part I hereof following Item 4.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits
---------------------------------------------------------------------

     Page
     ----
1.   Financial Statements:
        Independent Auditors' Report........................................................     50
        Consolidated Balance Sheets as of December 31, 1999 and 1998........................     51
        Consolidated Statements of Income for the Years Ended December 31,
          1999, 1998 and 1997...............................................................     52
        Consolidated Statements of Common Shareholders' Equity for the
          Years Ended December 31, 1999, 1998 and 1997......................................     53
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998 and 1997..................................................     54
        Consolidated Statements of Capitalization as of December 31, 1999
          and 1998..........................................................................  55-56
        Balance Sheets for Nevada Power Company as of
          December 31, 1999 and 1998........................................................     57
        Statements of Income for Nevada Power Company
          for the Years Ended December 31, 1999, 1998 and 1997..............................     58
        Statements of Cash Flows for Nevada Power
          Company for the Years Ended December 31, 1999, 1998 and 1997......................     59
        Statements of Capitalization for Nevada Power
          Company as of December 31, 1999 and 1998..........................................  60-61

        Notes to Financial Statements.......................................................  62-95

2.   Financial Statement Schedules:
               Independent Auditors' Report.................................................    100
               Schedule II - Consolidated Valuation and Qualifying Accounts ................    101

        All other schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules have been omitted because the information is not applicable.

3.   Exhibits:
        Exhibits are listed in the Exhibit Index on pages 102-114.

     Reports on Form 8-K

     Filed on November 12, 1999 - Item 5, Other Events.

     Reported that on November 5, 1999, Sierra Pacific Resources and Enron Corporation entered into an agreement for Enron to sell its wholly owned subsidiary, Portland General Electric.

     Filed on December 7, 1999 - Item 5, Other Events

     Reported that on September 21, 1999, the Board of Directors of Sierra Pacific Resources declared a dividend distribution of one right for each outstanding share of Sierra Pacific Resources common stock.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SIERRA PACIFIC RESOURCES

                           By   /S/ Michael R. Niggli
                                ---------------------
                                    Michael R. Niggli
                Chairman, Chief Executive Officer and Director
                                    March 22, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March 2000.

/S/               Mark A. Ruelle                             /S/               Mary O. Simmons
     -------------------------------------------                  ------------------------------------------
                  Mark A. Ruelle                                               Mary O. Simmons
              Senior Vice President,                                              Controller
       Chief Financial Officer and Treasurer                            (Principal Accounting Officer)
           (Principal Financial Officer)

/S/               Edward P. Bliss                           /S/               Mary Kaye Cashman
     -------------------------------------------                  ------------------------------------------
                  Edward P. Bliss                                             Mary Kaye Cashman
                     Director                                                      Director

/S/              Mary Lee Coleman                           /S/                Jerry E. Herbst
     -------------------------------------------                  ------------------------------------------
                 Mary Lee Coleman                                              Jerry E. Herbst
                     Director                                                      Director

/S/               Theodore J. Day                           /S/               James R. Donnelley
     -------------------------------------------                  ------------------------------------------
                  Theodore J. Day                                             James R. Donnelley
                     Director                                                      Director

/S/               John L. Goolsby                           /S/               Malyn K. Malquist
     -------------------------------------------                  ------------------------------------------
                  John L. Goolsby                                             Malyn K. Malquist
                     Director                                        President & Chief Operating Officer
                                                                                   Director

/S/              John F. O'Reilly                           /S/               Krestine M. Corbin
     -------------------------------------------                  ------------------------------------------
                 John F. O'Reilly                                             Krestine M. Corbin
                     Director                                                      Director

/S/             Fred D. Gibson, Jr.                         /S/                James L. Murphy
     -------------------------------------------                  ------------------------------------------
                Fred D. Gibson, Jr.                                            James L. Murphy
                     Director                                                      Director

/S/              Dennis E. Wheeler
     -------------------------------------------
                 Dennis E. Wheeler
                     Director


                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Sierra Pacific Resources
Reno, Nevada



We have audited the consolidated financial statements of Sierra Pacific Resources and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 29, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLC
Reno, Nevada
March 21, 2000

                           Sierra Pacific Resources
           Schedule II - Consolidated Valuation Qualifying Accounts For The Years Ended December 31, 1999, 1998, and 1997
                            (Dollars in Thousands)

                                                  Provisions for
                                                   Uncollectible
                                                     Accounts
                                                  --------------
Balance at January 1, 1997                          $      2,892
 Provision charged to income                               2,737
 Amounts written off, less recoveries                     (3,338)
                                                  --------------
Balance at December 31, 1997                               2,291

Balance at January 1, 1998                                 2,291
 Provision charged to income                               3,697
 Amounts written off, less recoveries                     (3,559)
                                                  --------------
Balance at December 31, 1998                               2,429

Balance at January 1, 1999                                 2,429
 Provision charged to income                               4,019
 Amounts written off, less recoveries                     (4,300)
 SPR balance at August 1, 1999                             4,327
                                                  --------------
Balance at December 31, 1999                        $      6,475
                                                  --------------

                           SIERRA PACIFIC RESOURCES
                         1999 FORM 10-K EXHIBIT INDEX

(a) Exhibits Index

  Exhibits with respect to SPR's subsidiary, SPPC, are listed in the exhibit index of its Annual Report on Form 10-K for the year ended December 31, 1999, attached hereto as an Appendix.

  Certain of the following exhibits with respect to SPR and its subsidiaries, Nevada Power Company, Lands of Sierra, Inc., Sierra Energy Company, Tuscarora Gas Pipeline Company and Sierra Water Development Company, are filed herewith. Certain other of such exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

(* Filed herewith)

              Sierra Pacific Resources

(3)         . *(A) Restated Articles of Incorporation of Sierra Pacific
              Resources dated July 28, 1999

            . By-laws of SPR as amended through November 13, 1996 (filed as
              Exhibit 3(A) to Form 10-K for year ended December 31, 1996)

              Nevada Power Company

            . *(B) Restated Articles of Incorporation of Nevada Power Company,
              dated July 28, 1999

            . *(C) Amended and Restated By-Laws of Nevada Power Company dated
              July 28, 1999

              Sierra Pacific Resources

(4)         . Rights Agreement between Sierra Pacific Resources and Harris Trust and Savings Bank dated as of September 21, 1999 (filed as Exhibit
              99.1 to the Form 8-K dated December 7, 1999)

            . Note Purchase Agreement, dated as of April 20, 1993, with respect to the private placement of $50 million in senior notes (Filed as Exhibit 10 to the Form 10-K for the year ended December 31, 1993)

              Nevada Power Company

            . *(A) Fiscal and Paying Agency Agreement dated as of October 12,
              1999 between Nevada Power Company and Bankers Trust Company, relating to Nevada Power Company's money market note program.

            . *(B) Form of Global Floating Rate Note due October 6, 2000

            . Indenture of Mortgage and Deed of Trust Providing for First
              Mortgage

              Bonds, dated October 1, 1953 and Twenty-Six Supplemental Indentures as follows:

            . First Supplemental Indenture, dated August 1, 1954 (Filed as
              Exhibit 4.2 to Form S-1, File No. 2-11440)

            . Second Supplemental Indenture, dated September 1, 1956 (Filed as
              Exhibit 4.9 to Form S-1, File No. 2-12566)

            . Third Supplemental Indenture, dated May 1, 1959 (Filed as Exhibit
              4.13 to Form S-1, File No. 2-14949)

            . Fourth Supplemental Indenture, dated October 1, 1960 (Filed as
              Exhibit 4.5 to S-1, File No. 2-16968)

            . Fifth Supplemental Indenture, dated December 1, 1961 (Filed as
              Exhibit 4.6 to Form S-16, File No. 2-74929)

            . Sixth Supplemental Indenture, dated October 1, 1963 (Filed as
              Exhibit 4.6A to Form S-1, File No. 2-21689)

            . Seventh Supplemental Indenture, dated August 1, 1964 (Filed as
              Exhibit 4.6B to Form S-1, File No. 2-22560)

            . Eighth Supplemental Indenture, dated April 1, 1968 (Filed as
              Exhibit 4.6C to Form S-9, File No. 2-28348

            . Ninth Supplemental Indenture, dated October 1, 1969 (Filed as
              Exhibit 4.6D to Form S-1, File No. 2-34588)

            . Tenth Supplemental Indenture, dated October 1, 1970 (Filed as
              Exhibit 4.6E to Form S-7, File No. 2-38314)

            . Eleventh Supplemental Indenture, dated November 1, 1972 (Filed as
              Exhibit 2.12 to Form S-7, File No. 2-45728)

            . Twelfth Supplemental Indenture, dated December 1, 1974 (Filed as
              Exhibit 2.13 to Form S-7, File No. 2-52350)

            . Thirteenth Supplemental Indenture, dated October 1, 1976 (Filed as
              Exhibit 4.14 to Form S-16, File No. 2-74929)

            . Fourteenth Supplemental Indenture, dated May 1, 1977 (Filed as
              Exhibit 4.15 to Form S-16, File No. 2-74929)

            . Fifteenth Supplemental Indenture, dated September 1, 1978 (Filed as Exhibit 4.16 to Form S-16, File No. 2-74929)

            . Sixteenth Supplemental Indenture, December 1, 1981 (Filed as
              Exhibit 4.17 to Form S-16, File No. 2-74929)

            . Seventeenth Supplemental Indenture, dated August 1, 1982 (Filed as

              Exhibit 4.2 to Form 10-K, File No. 1-4698, Year 1982)

            . Eighteenth Supplemental Indenture, dated November 1, 1986 (Filed as Exhibit 4.6 to Form S-3, File No. 33-9537)

            . Nineteenth Supplemental Indenture, dated October 1, 1989 (Filed as
              Exhibit 4.2 to Form 10-K, File No. 1-4698, Year 1989)

            . Twentieth Supplemental Indenture, dated May 1, 1992 (Filed as
              Exhibit 4.21 to Form S-3, File No. 33-53034)

            . Twenty-First Supplemental Indenture, dated June 1, 1992 (Filed as
              Exhibit 4.22 to Form S-3, File No. 33-53034)

            . Twenty-Second Supplemental Indenture, dated June 1, 1992 (Filed as
              Exhibit 4.23 to Form S-3, Filed No. 33-53034)

            . Twenty-Third Supplemental Indenture, dated October 1, 1992 (Filed as Exhibit 4.23 to Form S-3, File No. 33-53034)

            . Twenty-Fourth Supplemental Indenture, dated October 1, 1992 (Filed as Exhibit 4.23 to Form S-3, File No. 33-53034)

            . Twenty-Fifth Supplemental Indenture, dated January 1, 1993 (Filed as Exhibit 4.23 to Form S-3, File No. 33-53034)

            . Twenty-Sixth Supplemental Indenture, dated May 1, 1995 (Filed as
              Exhibit 4.2 to Form 10-K, File No. 1-4698, Year 1995)

            . *(C) Twenty-Seventh Supplemental Indenture dated as of July 1,
              1999

            . Instrument of Further Assurance dated April 1, 1956 to Indenture of Mortgage and Deed of Trust dated October 1, 1953 (Filed as
              Exhibit 4.8 to Form S-1, File No. 2-12666)

            . Junior Subordinated Indenture between Nevada Power and IBJ
              Schroder Bank & Trust Company, as Debenture Trustee dated March 1, 1997 (Filed as Exhibit 4.01 to Form S-3, File No. 333-21091)

            . Trust Agreement of NVP Capital I dated March 1, 1997 (Filed as
              Exhibit 4.03 to Form S-3, File No. 333-21091)

            . Form of Amended and Restated Trust Agreement dated March 1, 1997
              (Filed as Exhibit 4.10 to Form S-3, File No. 333-21091)

            . Form of Preferred Security Certificate for NVP Capital I and NVP
              Capital II dated March 1, 1997 (Filed as Exhibit 4.11 to Form S-3, File No. 333-21091)

            . Form of Guarantee Agreement dated March 1, 1997 (Filed as Exhibit
              4.12 to Form S-3, File No. 333-21091)

            . Form of Supplemental Indenture between Nevada Power and IBJ

              Schroder Bank & Trust Company, as Debenture Trustee dated March 1, 1997 (Filed as Exhibit 4.13 to Form S-3, File No. 333-21091)

            . *(D) Supplemental Indenture No. 2 and Assumption Agreement, dated as of June 1, 1999, between Nevada Power Company and IBJ Whitehall Bank & Trust Company, supplementing and assuming the Junior Subordinated Indenture dated as of March 1, 1997 between Nevada Power Company and IBJ Whitehall Bank & Trust Company

            . Form of Agreement as to Expenses and Liabilities between Nevada
              Power and NVP Capital I dated March 1, 1997 (Filed as Exhibit 4.14 to Form S-3, File No. 333-21091)

            . Form of Indenture between Nevada Power and IBJ Schroder Bank &
              Trust Company, as Trustee dated October 1, 1998 (Filed as Exhibit
              4.1 to Form S-3, File Nos. 333-63613 and 333-63613-01)

            . *(E) Supplemental Indenture No. 1 and Assumption Agreement, dated as of June 1, 1999, between Nevada Power Company and IBJ Whitehall Bank & Trust Company, supplementing and assuming the Indenture dated as of October 1, 1998 between Nevada Power Company and IBJ Whitehall Bank & Trust Company

            . Certificate of Trust of NVP Capital III dated October 1, 1998
              (Filed as Exhibit 4.2 to Form S-3, File Nos. 333-63613 and 333-63613-01)

            . Trust Agreement for NVP Capital III dated October 1, 1998 (Filed as Exhibit 4.3 to Form S-3, File Nos. 333-63613 and 333-63613-01)

            . Form of Amended and Restated Declaration of Trust dated October 1,
              1998 (Filed as Exhibit 4.4 to Form S-3, File Nos. 333-63613 and 333-63613-01)

            . Form of Preferred Security Certificate for NVP Capital III dated
              October 1, 1998 (Filed as Exhibit 4.5 to Form S-3, File Nos. 333-63613 and 333-63613-01)

            . Form of Preferred Securities Guarantee Agreement dated October 1,
              1998 (Filed as Exhibit 4.7 to Form S-3, File Nos. 333-63613 and 333-63613-01)

            . Form of Junior Subordinated Deferrable Interest Debenture dated
              October 1, 1998 (Filed as Exhibit 4.9 to Form S-3, File Nos. 333-63613 and 333-63613-01)

            . Amendment dated April 29, 1998 to Rights Agreement Exhibit 4.4
              (Filed as Exhibit 10.1 to Form 8-K, File No. 1-4698, Year 1998)

            . Form of Senior Unsecured Note Indenture between Nevada Power
              Company and IBJ Whitehall Bank & Trust Company dated as of April 1, 1999 (Filed as Exhibit 4.1 to Form S-4, File No. 333-77325)

            . Supplemental Indenture No. 1 between Nevada Power Company and IBJ
              Whitehall Bank & Trust Company dated as of March 1, 1999 (Filed as
              Exhibit 4.2 to Form S-4, File No. 333-77325)

            . Supplemental Indenture No. 2 between Nevada Power Company and IBJ

              Whitehall Bank & Trust Company dated as of April 1, 1999 (including form of 6.20% Senior Unsecured Note, Series B due April 15, 2004) (Filed as Exhibit 4.3 to Form S-4, File No. 333-77325)

            . *(F) Supplemental Indenture No. 3 and Assumption Agreement, dated as of July 1, 1999, between Nevada Power Company and IBJ Whitehall Bank & Trust Company, supplementing and assuming the Senior Unsecured Note Indenture dated as of March 1, 1999 between Nevada Power Company and IBJ Whitehall Bank & Trust Company

(10)          Sierra Pacific Resources

            . Sierra Pacific Resources Executive Long-Term Incentive Plan
              effective as of January 1, 1994 (Filed as Exhibit 99.1 to Form S-8 dated November 30, 1994, Registration No. 33-87646)

            . Change in Control Agreements dated February 18, 1997 by and among
              Sierra Pacific Resources and the following officers (individually): Gerald W. Canning, Jeffrey L. Ceccarelli, Randy G. Harris, Malyn K. Malquist, Steven C. Oldham, William E. Peterson, Mark A. Ruelle, Mary O. Simmons, and Mary Jane Willier (Filed as Exhibit (10)(A) to Sierra Pacific Power Company's Form 10-K for the year ended December 31, 1997)

            . Stock Purchase Agreement between Enron Corp. and Sierra Pacific
              Resources dated November 5, 1999, relating to the proposed acquisition of Portland General Electric Company (Filed as Exhibit
              10.1 to Form 8-K dated November 10, 1999)

            . Employment Agreement dated as Of April 29, 1998 between Sierra
              Pacific Resources and Michael R. Niggli (Exhibit 7.15.1 to Agreement and Plan of Merger, dated as of April 29, 1998, among Sierra Pacific Resources, Nevada Power Company, LAKE Merger Sub, and DESERT Merger Sub, filed as Exhibit 2.1 to Form 8-K dated April 30, 1998)

            . Employment Agreement dated as of April 29, 1998 between Sierra
              Pacific Resources and Malyn K. Malquist (Exhibit 7.15.2 to Agreement and Plan of Merger, dated as of April 29, 1998, among Sierra Pacific Resources, Nevada Power Company, LAKE Merger Sub, and DESERT Merger Sub, filed as Exhibit 2.1 to Form 8-K dated April 30, 1998)

            . Sierra Pacific Resources' Executive Long-Term Incentive Plan

            . Sierra Pacific Resources' Non-Employee Director Stock Plan

            . Sierra Pacific Resources' Employee Stock Purchase Plan

            . *(A) Credit Agreement dated as of June 24, 1999 among Sierra
              Pacific Resources, Mellon Bank, N.A., First Union Bank and Wells Fargo Bank, N.A. relating to $500,000,000 credit facility

              Nevada Power Company

            . *(B) Credit Agreement dated as of June 24, 1999 among Nevada Power

              Company, Mellon Bank, N.A., First Union Bank and Wells Fargo Bank, N.A. relating to $150,000,000 credit facility

            . *(C)  Employment Agreement dated as of March 13, 1998 between
              Nevada Power Company and Gloria Banks Weddle

            . *(D) Employment Agreement dated as of March 13, 1998 between
              Nevada Power Company and Steven W. Rigazio

            . *(E) Retention Agreement dated as of July 28, 1999 between Nevada
              Power Company and David G. Barneby

            . Contract for Sale of Electrical Energy between State of Nevada and
              Nevada Power Company, dated October 10, 1941 (Filed as Exhibit 13.9A to Form S-1, File No. 2-10932)

            . Amendment dated June 30, 1953 to Exhibit 10.1 (Filed as Exhibit
              13.9A to Form S-1, File No. 2-10932)

            . Contract for Sale of Electrical Energy between State of Nevada and
              Nevada Power Company, dated June 1, 1951 (Filed as Exhibit 13.10 to Form S-1, File No. 2-10932)

            . Agreement dated November 10, 1948 between Nevada Power Company and
              Lincoln County Power District No. 1 and Overton Power District No. 5 (Filed as Exhibit 13.18 to Form S-1, File No. 2-12697)

            . Agreement dated October 21, 1949 between Nevada Power Company and
              Lincoln County Power District No. 1 and Overton Power District No. 5 (Filed as Exhibit 13.19 to Form S-9, File No. 2.12697)

            . Mohave Project Plant Site Conveyance and Co-tenancy Agreement dated May 29, 1967 between Nevada Power Company and Salt River Project Agricultural Improvement and Power District and Southern California Edison Company (Filed as Exhibit 13.27 to Form S-9, File No. 2-28348)

            . Eldorado System Conveyance and Co-tenancy Agreement dated December
              20, 1967 between Nevada Power Company and Salt River Project Agricultural Improvement and Power District and Southern California Edison Company (Filed as Exhibit 13.30 to Form S-9, File No. 2-28348)

            . Mohave Operating Agreement dated July 6, 1970 between Nevada Power
              Company, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company and Department of Water and Power of the City of Los Angeles (Filed as Exhibit 13.26F to Form S-1, File No. 2-38314)

            . Navajo Project Participation Agreement dated September 30, 1969 between Nevada Power Company, the United States of America, Arizona Public Service Company, Department of Water and Power of the City of Los Angeles, Salt River Project Agricultural Improvement and Power District and Tucson Gas & Electric Company (Filed as Exhibit 13.27A to Form S-1, File No. 2-38314)

            . Navajo Project Coal Supply Agreement dated June 1, 1970 between
              Nevada Power Company, the United States of America, Arizona Public Service Company, Department of Water and Power of the City of Los Angeles, Salt River Project Agricultural District, Tucson Gas & Electric Company and the Peabody Coal Company (Filed as Exhibit 13.27B to Form S-1, File No. 2-38314)

            . Contract dated January 1, 1968 between Nevada Power Company and
              United States Bureau of Reclamation for interconnections at Mead Station (Filed as Exhibit 13.32 to Form S-1, File No. 34588)

            . Reclaimed Wastewater Purchase Agreement dated June 21, 1974 among
              City of Las Vegas, Nevada, Clark County Sanitation District No. 1, County of Clark, Nevada and Nevada Power Company (Filed as Exhibit
              5.36 to Form S-7, File No. 2-52238)

            . Equipment Lease dated as of March 1, 1974 between Nevada Power
              Company, Lessor, and Clark County, Nevada, Lessee (Filed as
              Exhibit 5.37 to Form 8-K, File No. 1-4698, April, 1974)

            . Sublease Agreement dated as of March 1, 1974 between Clark County,
              Nevada, Sublessor, and Nevada Power Company, Sublessee (Filed as
              Exhibit 5.38 to Form 8-K, File No. 1-4698, April 1974)

            . Guaranty Agreement dated as of March 1, 1974 between Nevada Power
              Company and Commerce Union Bank as Trustee (Filed as Exhibit 5.39 to Form 8-K, File No. 1-4698, April 1974)

            . Navajo Project Co-tenancy Agreement dated March 23, 1976 between
              Nevada Power Company, Arizona Public Service Company, Department of Water and Power of the City of Los Angeles, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and the United States of America (Filed as Exhibit 5.31 to Form 8-K, File No. 1-4696, April 1974)

            . Amended Mohave Project Coal Supply Agreement dated May 26, 1976 between Nevada Power Company and Southern California Edison Company, Department of Water and Power of the City of Los Angeles, Salt River Project Agricultural Improvement and Power District and the Peabody Coal Company (Filed as Exhibit 5.35 to Form S-7, File No. 2-56356)

            . Amended Mohave Project Coal Slurry Pipeline Agreement dated May
              26, 1976 between Peabody Coal Company and Black Mesa Pipeline, Inc. (Exhibit B to Exhibit 10.18) (Filed as Exhibit 5.36 to Form S-7, File No. 2-56356)

            . Coal Supply Agreement dated October 15, 1975 between Nevada Power
              Company and United States Fuel Company (Filed as Exhibit 5.38 to Form S-7, File No. 2-56356)

            . Amendment dated November 19, 1976 to Coal Supply Agreement dated
              October 15, 1975 between Nevada Power Company and United States Fuel Company (Filed as Exhibit 5.30 to Form S-7, File No. 2-62105)

            . Participation Agreement Reid Gardner Unit No. 4 dated July 11,
              1979
              between Nevada Power Company and California Department of Water Resources (Filed as Exhibit 5.34 to Form S-7, File No. 2-65097)

            . Coal Supply Agreement dated March 1, 1980 between Nevada Power
              Company and Beaver Creek Coal Company (Filed as Exhibit 5.37 to Form S-7, File No. 2-62509)

            . Coal Supply Agreement dated March 1, 1980 between Nevada Power
              Company and Trail Mountain Coal Company (Filed as Exhibit 5.38 to Form S-7, File No. 2-62509)

            . Coal Supply Agreement dated December 8, 1980 between Nevada Power
              Company and Plateau Mining Company (Filed as Exhibit 10.26 to Form 10-K, File No. 1-4698, Year 1981)

            . Coal Supply Agreement dated August 31, 1982 between Nevada Power
              Company and CO-OP Mining Company (Filed as Exhibit 10.26 to Form 10-K, File No. 1-4698, Year 1982)

            . Coal Supply Agreement dated September 8, 1982 between Nevada Power
              Company and Getty Mining Company (Filed as Exhibit 10.27 to Form 10-K, File No. 1-4698, Year 1982

            . Coal Supply Agreement dated September 8, 1982 between Nevada Power
              Company and Tower Resources, Inc. (Filed as Exhibit 10.28 to Form 10-K, File No. 1-4698, Year 1982)

            . Coal Supply Agreement dated September 22, 1982 between Nevada
              Power Company and Beaver Creek Coal Company (Filed as Exhibit
              10.29 to Form 10-K, File No. 1-4698, Year 1982)

            . Memorandum of Understanding Concerning Interconnection between
              Utah Power & Light Company and Nevada Power Company dated February 2, 1984 (Filed as Exhibit 10.30 to Form 10-K, File No. 4698, Year
              1983)

            . Sublease Agreement between Powveg Leasing Corp., as Lessor and
              Nevada Power Company as Lessee, dated January 11, 1984 for lease of administrative headquarters (Filed as Exhibit 10.31 to Form 10-K, File No. 1-4698, Year 1983)

            . Participation Agreement between Utah Power & Light Company and
              Nevada Power Company dated December 19, 1985 (Filed as Exhibit
              10.32 to Form 10-K, File No. 1-4698, Year 1985)

            . Sale and Purchase Agreement dated as of December 23, 1985 by and between Nevada Power Company and CP National Corporation (Filed as
              Exhibit 10.33 to Form 10-K, File No. 1-4698, Year 1985)

            . Restated Coal Sales Agreement as of July 1, 1985 by and between
              Nevada Power Company and Trail Mountain Coal Company (Filed as
              Exhibit 10.34 to Form 10-K, File No. 1-4698, Year 1985)

            . Financing Agreement dated as of February 1, 1983 between Clark
              County,

              Nevada and Nevada Power Company (Filed as Exhibit 10.36 to Form 10-K, File No. 1-4698, Year 1985)

            . Financing Agreement between Clark County, Nevada and Nevada Power
              Company dated as of December 1, 1985 (Filed as Exhibit 10.37 to Form 10-K, File No. 1-4698, Year 1985)

            . Reimbursement Agreement dated as of December 1, 1985 between The
              Fuji Bank, Limited and Nevada Power Company (Filed as Exhibit
              10.38 to Form 10-K, File No. 1-4698, Year 1986)

            . Contract for Sale of Electrical Energy between the State of Nevada and Nevada Power Company, dated July 8, 1987 (Filed as Exhibit
              10.39 to Form 10-K, File No. 1-4698, Year 1987)

            . Power Sales Agreement between Utah Power & Light Company and
              Nevada Power Company, dated August 17, 1987 (Filed as Exhibit
              10.40 to Form 10-K, File No. 1-4698, Year 1987)

            . Transmission Facilities Agreement between Utah Power & Light
              Company and Nevada Power Company, dated August 17, 1987 (Filed as
              Exhibit 10.41 to Form 10-K, File No. 1-4698, Year 1987)

            . Financing Agreement between Clark County, Nevada and Nevada Power
              Company dated as of November 1, 1988 (Filed as Exhibit 10.42 to Form 10-K, File No. 1-4698, Year 1988)

            . Reimbursement Agreement dated as of November 1, 1988 between the
              Fuji Bank, Limited and Nevada Power Company (Filed as Exhibit
              10.43 to Form 10-K, File No. 1-4698, Year 1988)

            . Power Purchase Contract dated February 15, 1990 between Mission
              Energy Company and Nevada Power Company (Filed as Exhibit 10.45 to Form 10-K, File No. 1-4698, Year 1989)

            . Contract for Long-Term Power Purchases from Qualifying Facilities dated May 1, 1989 between Oxford Energy of Nevada and Nevada Power Company (Filed as Exhibit 10.46 to Form 10-K, File No. 1-4698, year 1989)

            . Contract A for Long-Term Power Purchases from Qualifying
              Facilities dated May 2, 1989 between Bonneville Nevada Corporation and Nevada Power Company (Filed as Exhibit 10.47 to Form 10-K, File No. 1-4698, Year 1989)

            . Contract for Long-Term Power Purchases from Qualifying Facilities dated April 10, 1989 between Magna Energy Systems, Eastern Sierra Energy Company and Nevada Power Company (Filed as Exhibit 10.48 to Form 10-K, File No. 1-4698, Year 1989)

            . Contract B for Long-Term Power Purchases from a Qualifying
              Facility dated October 27, 1989 between Bonneville Nevada Corporation and Nevada Power Company (Filed as Exhibit 10.49 to Form 10-K, File No. 1-4698, Year 1989)

            . Agreement for Transmission Service dated March 29, 1989 between
              Overton Power District No. 5, Lincoln County Power District No. 1 and Nevada Power Company (Filed as Exhibit 10.51 to Form 10-K, File No. 1-4698, Year 1989)

            . Contract dated June 30, 1988 between United States Department of
              Energy Western Area Power Administration and Nevada Power Company (Filed as Exhibit 10.52 to Form 10-K, File No. 1-4698, Year 1989

            . Power Purchase Contract dated July 5, 1990 between Mission Energy
              Company and Nevada Power Company (Filed as Exhibit 10.55 to Form 10-K, File No. 1-4698, Year 1990)

            . Contract B for Long-Term Power Purchases from a Qualifying
              Facility dated May 24, 1990 between Bonneville Nevada Corporation and Nevada Power Company (Filed as Exhibit 10.56 to Form 10-K, File No. 1-4698, Year 1990)

            . Amendment dated June 15, 1989 to Exhibit 10.45 (Filed as Exhibit
              10.57 to Form 10-K, File No. 1-4698, Year 1990)

            . Amendment dated August 23, 1989 to Exhibit 10.45 (Filed as Exhibit
              10.58 to Form 10-K, File No. 1-4698, Year 1990)

            . Amendment dated April 23, 1990 to Exhibit 10.45 (Filed as Exhibit
              10.59 to Form 10-K, File No. 1-4698, Year 1990)

            . Exhibit H dated August 13, 1990 to Exhibit 10.45 (Filed as Exhibit
              10.60 to Form 10-K, File No. 1-4698, Year 1990)

            . Western Systems Power Pool Agreement (Agreement) dated January 2,
              1991 between thirty-nine other Western Systems Power Pool members as listed on pages 1 and 2 of the Agreement and Nevada Power Company (Filed as Exhibit 10.61 to Form 10-K, File No. 1-4698, Year 1990)

            . Financing Agreement between Clark County, Nevada and Nevada Power
              Company dated June 1, 1990 (Filed as Exhibit 10.62 to Form 10-K, File No. 1-4698, Year 1990)

            . Restated Power Sales Agreement dated March 25, 1991 between
              Pacificorp and Nevada Power Company (Filed as Exhibit 10.63 to Form 10-K, File No. 1-4698, Year 1991)

            . Amendment dated July 17, 1990 to Exhibit 10.54 (Filed as Exhibit
              10.64 to Form 10-K, File No. 1-4698, Year 1991)

            . Financing Agreement between Clark County, Nevada and Nevada Power
              Company dated June 1, 1992 (Series 1992A) (Filed as Exhibit 10.65 to Form 10-K, File No. 1-4698 (Year 1992)

            . Financing Agreement between Clark County, Nevada and Nevada Power
              Company dated June 1, 1992 (Series 1992B) (Filed as Exhibit 10.66 to Form 10-K, File No. 1-4698, Year 1992)

            . Financing Agreement between Clark County, Nevada and Nevada Power
              Company dated October 1, 1992 (Filed as Exhibit 10.67 to Form 10-K, File No. 1-4698, Year 1992)

            . Power Sales Agreement dated October 19, 1992 between the
              Department of Water and Power of the City of Los Angeles and Nevada Power Company (Filed as Exhibit 10.68 to Form 10-K, File No. 1-4698, Year 1992)

            . Contract for Long-Term Power Purchases from Qualifying Facilities dated May 27, 1992 between Las Vegas Co-generation, Inc. and Nevada Power Company. (Filed as Exhibit 10.70 to Form 10-K, File No. 1-4698, Year 1993)

            . Settlement Agreement and Promissory Note between Mountain Coal
              Company and Atlantic Richfield Company and Nevada Power Company dated March 9, 1994 (Filed as Exhibit 10.71 to Form 10-K, File No. 1-4698, Year 1993)

            . Letter of Credit and Reimbursement Agreement dated as of April 12,
              1994 between Nevada Power Company and Societe Generale, Los Angeles Branch and Amendment No. 1 thereto dated as of May 3, 1994 (Filed as Exhibit 10.72 to Form 10-K, File No. 1-4698, Year 1994)

            . Financing Agreement between Clark County, Nevada and Nevada Power
              Company dated October 1, 1995 (Series 1995A) (Filed as Exhibit
              10.75 to Form 10-K, File No. 1-4698, Year 1995)

            . Financing Agreement between Clark County, Nevada and Nevada Power
              Company dated October 1, 1995 (Series 1995B) (Filed as Exhibit
              10.76 to Form 10-K, File No. 1-4698, Year 1995)

            . Financing Agreement between Clark County, Nevada and Nevada Power
              Company dated October 1, 1995 (Series 1995C) (Filed as Exhibit
              10.77 to Form 10-K, File No. 1-4698, Year 1995)

            . Financing Agreement between Clark County, Nevada and Nevada Power
              Company dated October 1, 1995 (Series 1995D) (Filed 10.78 to Form 10-K, File No. 1-4698, Year 1995)

            . Financing Agreement between Coconino County, Arizona Pollution
              Control Corporation and Nevada Power Company dated October 1, 1995 (Series 1995E) (Filed as Exhibit 10.79 to Form 10-K, File No. 1-4698, Year 1995)

            . Letter of Credit and Reimbursement Agreement dated as of October
              1, 1995 among Nevada Power Company, The Banks Named Herein, and Societe Generale, Los Angeles Branch (Filed as Exhibit 10.80 to Form 10-K, File No. 1-4698, Year 1995)

            . Letter of Credit and Reimbursement Agreement dated as of October
              1, 1995 among Nevada Power Company, The Banks Named Herein, and Barclays Bank PLC, New York Branch (Filed as Exhibit 10.81 to Form 10-K, File No. 1-4698, Year 1995)

            . Financing Agreement between Coconino County, Arizona Pollution
              Control

              Corporation and Nevada Power Company dated October 1, 1996 (Filed as Exhibit 10.82 to Form 10-K, File 1-4698, Year 1996)

            . Financing Agreement between Clark County, Nevada and Nevada Power
              Company dated November 1, 1997 (Filed as Exhibit 10.83 to Form 10-K, File No. 1-4698, Year 1997)

            . Financing Agreement between Coconino County, Arizona Pollution
              Control Corporation and Nevada Power Company dated November 1, 1997 (Filed as Exhibit 10.84 to Form 10-K, File No. 1-4698, Year
              1997)

(12)          Sierra Pacific Resources

            . *(A) Calculation of Pre-Tax Interest Coverages for the Periods
              1999, 1998, and 1997.

              Nevada Power Company

            . *(B) Calculation of Pre-Tax Interest Coverages for the Periods
              1999, 1998, and 1997.

(21)          Sierra Pacific Resources

            . Nevada Power Company, a Nevada Corporation.
              Sierra Pacific Power Company, a Nevada Corporation.
              Lands of Sierra, Inc., a Nevada Corporation.
              Sierra Energy Corporation, a Nevada Corporation.
              Tuscarora Gas Pipeline Company, a Nevada Corporation.
              Sierra Water Development Company, a Nevada Corporation. Sierra Pacific Resources Capital Trust I, a Delaware business trust

              Sierra Pacific Resources Capital Trust II, a Delaware business trust

(23)          Sierra Pacific Resources

            . *(A) Consent of Independent Accountants in connection with the
              Sierra Pacific Resources' Registration Statements No. 333-77523 (Common Stock Investment Plan) on Form S-3, and No. 333-92651 (Employees' Stock Ownership Plan, Executive Long-Term Incentive Plan, and Non-Employee Director Stock Plan) on Forms S-8

(27)          Sierra Pacific Resources

            . *(A) The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-K for the year ended December 31, 1999.

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999        Commission File Number 0-508

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
 (Address of principal executive office)             (Zip Code)


                                (775) 834-4011
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none. Securities registered pursuant to Section 12(g) of the Act:

     Preferred Stock:
     ---------------
     (Title of Class)     Class A, Series 1, $1.95 Dividend, $25 stated value


     Preferred Securities:
     ---------------------
     (Title of Class)     Sierra Pacific Power Capital Trust I, $2.15 Dividend,
                          $25 stated value


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
             ----

State the aggregate market value of the voting stock held by non-affiliates. As of March 22, 2000: None

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                                         Outstanding at March 22, 2000: 1,000 shares
Common Stock, $3.75 par value

                                                         Proof of March 20, 2000


                          SIERRA PACIFIC POWER COMPANY
                          1999 ANNUAL REPORT FORM 10-K
                                    CONTENTS

PART I.............................................................................................................  3

ITEM 1.         BUSINESS  (1)......................................................................................  3
  SIERRA PACIFIC POWER COMPANY.....................................................................................  3
  BUSINESS OUTLOOK AND OVERVIEW....................................................................................  4

ITEM 2.         PROPERTIES......................................................................................... 29

ITEM 3.         LEGAL PROCEEDINGS.................................................................................. 29

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................ 29

PART II............................................................................................................ 30

ITEM 5.         MARKET  FOR  THE  REGISTRANT'S  COMMON   STOCK    AND RELATED
STOCKHOLDER MATTERS................................................................................................ 30

ITEM 6.         SELECTED FINANCIAL DATA............................................................................ 30

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.............................................................................................. 31

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................... 50

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................ 51
  SIERRA PACIFIC POWER COMPANY..................................................................................... 54
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................................... 58

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES.............................................................................................. 80

PART III........................................................................................................... 80

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS................................................................... 80

ITEM 11.        EXECUTIVE COMPENSATION............................................................................. 86

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................... 91

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................... 92

PART IV............................................................................................................ 96

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................... 96
  SIGNATURES....................................................................................................... 97

                                     PART I

ITEM 1.  BUSINESS

  The information in this Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause Sierra Pacific Power Company's (SPPC's) actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount SPPC is allowed to recover from customers for certain costs that prove to be uneconomic in the new competitive market; (4) the outcome of ongoing and future regulatory proceedings; (5) management's ability to integrate the operations of Nevada Power Company (NVP) and SPPC, and to implement and realize anticipated cost savings from the merger of SPR and NVP; (6) industrial, commercial and residential growth in the service territory of SPPC; (7) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (8) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (9) the loss of any significant customers; (10) the weather and other natural phenomena; and (11) changes in the business of major customers that may result in changes in the demand for services of SPPC. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPPC assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

                          SIERRA PACIFIC POWER COMPANY

     Sierra Pacific Power Company, hereinafter known as the Company or SPPC, is a Nevada corporation organized in 1965 as a successor to a Maine corporation organized in 1912. The Company became a wholly owned subsidiary of Sierra Pacific Resources (SPR) on May 31, 1984. Its mailing address is Post Office Box 10100 (6100 Neil Road), Reno, Nevada 89520-0400.

     The Company has four primary, wholly owned subsidiaries: Pinon Pine Corp.
(PPC), Pinon Pine Investment Co. (PPIC), GPSF-B, and Sierra Pacific Power Capital I (the Trust). PPC and PPIC own 25% and 75% of a 38% interest in Pinon Pine Company, L.L.C. GPSF-B, a Delaware corporation formerly owned by General Electric Capital Corporation and now owned by the Company, owns the remaining 62%. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier available under (S) 29 of the Internal Revenue Code. The Trust was created to issue trust securities in order to purchase the Company's junior subordinated debentures .

     The Company is a public utility primarily engaged in the distribution, transmission, generation, purchase and sale of electric energy. It provides electricity to approximately 302,000 customers in a 50,000 square mile service area including western, central and northeastern Nevada, including the cities of Reno, Sparks, Carson City, Elko, and a portion of eastern California, including the Lake Tahoe area. In 1999, electric revenue was 79.8% of total revenue.

     The Company also provides natural gas service in Nevada to approximately 110,000 customers in an area of about 600 square miles in Reno/Sparks and environs. It supplies water service in Nevada to about 70,600 customers in the Reno/Sparks metropolitan area. In 1999, natural gas revenues were 13.1% and water revenues were 7.1% of total revenues.

     The Company used diverse resources to meet its 1999 electric energy requirements, including gas and oil generation (28.4%), coal generation (17.4%), and purchased power (53.8%). The Company has no ownership interest in, nor does it operate, any nuclear generating units.

     In 1999, the Company's average electric customer count grew by 2.8%; its average natural gas customer count increased by 4.3%; and its average water customer count increased by 4.8%. Many factors account for this growth including population growth in the Company's service areas.

     The Company had 1,430 regular employees as of December 31, 1999; this is a 1.1% decrease from 1998. The Company's current contract with the International Brotherhood of Electrical Workers, which represents 58.0% of the workforce, was renegotiated in 1997 and is in effect until December 31, 2000. The three-year contract provides for a 2.75% general wage increase for most bargaining unit employees beginning January 1, 1998, with 2.75% increases in both 1999 and 2000. In addition, the contract provides for bargaining unit employees to participate in the incentive compensation program. Nevada is a "right-to-work" state.

     For a discussion of results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         Business Outlook And Overview

ELECTRIC INDUSTRY TRENDS
------------------------

     On July 28, 1999, SPR completed its merger with NVP. More than 30 other mergers of electric and/or gas companies were pending, announced, or completed in 1999. Merger and acquisition activity is expected to continue into the next decade, as companies position themselves for continued electric restructuring throughout the United States.

     The Company announced its plan to divest its generation assets in June 1998. A stipulation on the Divestiture Plan was approved by the PUCN in February 2000. This stipulation will clear the way for the Divestiture process to begin. See Generation Divestiture for further information.

     Federal and state legislation is moving the electric utility industry toward competition. Federal and state regulators play critical roles in establishing a competitive marketplace. Currently, 21 states have passed restructuring bills, and 19 more states are considering legislation to restructure their electric markets. In addition, the U.S. Congress is considering national legislation that would implement electric restructuring across the nation. Passage of a comprehensive federal bill is expected within the next several years. Regulatory changes generally focus on the unbundling of utility functions into separate products and services. The major product being opened to competition is energy (e.g., kilowatt hours). Other services such as meter reading and billing are also being opened to competition in some states, including California and Nevada.. The delivery of energy (e.g., transmission and distribution) to businesses and homes remains a utility product regulated by the Federal Energy Regulatory Commission and state regulators.

     On December 15, the FERC issued Order No. 2000, a long awaited rule on Regional Transmission Organizations (RTO's). The implementation of Order No. 2000 is expected to have major long-term effects on the electric power markets by promoting regionalization of the transmission grid.

     The Company is subject to California, Nevada and the FERC regulatory jurisdiction. Federal and state regulation will continue to play an active role in the Company's utility business. The Company's electric system demand exceeds the import capabilities of its transmission system. Accordingly, some of the Company's generation capacity has been identified as "must run" in order to meet load. Tariffs governing the availability and pricing of "must run" facilities after the divestiture of generation have been filed with the FERC. See Generation Divestiture. The FERC will also regulate the Company's electric transmission system. The states will continue to regulate those retail distribution services determined to be non-competitive.

     Approximately 67% of SPPC's operating revenues is related to electric sales in Nevada. Nevada passed Assembly Bill 366 (AB366) in July 1997, as enabling legislation to implement electric industry restructuring in Nevada. This legislation was modified in June 1999 by Senate Bill 438 (SB438). SB438 provides for competition to be implemented in the Nevada electric utility industry. See Electric Restructuring Activities. On February 28, 2000, the governor of Nevada postponed the expected March 1, 2000 opening date. No new date has been set, but competition could begin later in 2000 or possibly in 2001. SB438 allows the PUCN to authorize full recovery of costs that it determines to be stranded as a result of restructuring, and provides criteria for recovery of costs associated with purchase power obligations. In addition SB438 provides the electric distribution utility will be the provider of last resort (PLR) until alternate methods go into effect, no sooner than July 1, 2001; under rates which will be capped until March 1, 2003.

     In August 1997, the PUCN opened an investigatory docket of the issues to be considered as a result of restructuring the electric industry under AB366 and SB438. The Company is a participant in this docket in which new regulations for the restructured marketplace have been developed. These regulations include standards of conduct, consumer protection, stranded costs and licensing provisions for alternative sellers. Implementation of some of the regulations, including unbundling of services, stranded costs and provider of last resort, has already posed or is expected to pose financial risks to the Company. The Company is working to mitigate these risks by changing its business strategies, actively pursuing regulatory remedies and, if necessary, pursuing legal remedies. See further discussion regarding restructuring activities and potential risks in Item 7, Nevada Matters.

     California accounts for approximately 6% of the Company's electric revenue. California opened retail access in 1998. California customers may choose to continue to take service from their incumbent utility at tariff rates, purchase energy from marketers or contract directly with a generator. Any customers choosing to purchase energy from marketers or generators will pay a distribution fee for their use of the Company's transmission and distribution systems. To date no California customers have opted for retail open access. Operating results should not be materially impacted by these regulatory changes because of the continued use of the Company's transmission /distribution facilities and the Company's limited exposure in California.

     For more information regarding regulatory changes affecting SPPC, see Item 7, Nevada Matters, California Matters, FERC Matters and Note 2 of the Company's consolidated financial statements.

SIERRA PACIFIC RESOURCES AND NEVADA POWER COMPANY MERGER
--------------------------------------------------------

     As previously mentioned, the merger between SPR and NVP was finalized on July 28, 1999 following receipt of all regulatory approvals. The PUCN gave unanimous approval of a stipulation among the merging companies, the PUCN staff and the Utility Consumer Advocate, regarding the merger.

     As part of the stipulation approved by the PUCN, the companies were required to re-file the plan to divest their generating assets, and file a final Independent System Administrator (ISA) proposal with the PUCN and the FERC. In January 2000, the FERC approved the ISA proposal; the PUCN's decision is still pending. See Generation Divestiture and Item 7, Nevada Matters for more information.

     As part of the conditions for the merger SPPC was required to file a general rate case and unbundle costs. In April 1999, Phase I of the revenue requirement and unbundling study was filed with the PUCN. In September 1999, the PUCN issued an interim order on revenue requirements. In October 1999,

Phase II regarding rate design was filed. Hearings were conducted in November 1999. Phase III will be filed 15 days following the PUCN decision on Phases I and II and will include full proposed tariffs for distribution service and all other noncompetitive services. SPPC is also required to file a general rate case three years after the start of retail competition in the state of Nevada. The filing would give the Company the opportunity to recover certain costs of the merger, provided it can be demonstrated that merger savings exceed certain merger costs. Merger costs are to be split among non-competitive and potentially competitive services or businesses. An opportunity to recover the non-competitive portion of the merger costs will be addressed in the rate case that follows the start of competition in Nevada. The burden is to prove that merger savings exceed merger costs.

GENERATION DIVESTITURE
----------------------

       In June 1998, SPR announced a plan to divest the generation assets of its NVP and SPPC subsidiaries. This business strategy was described in the SPR/NVP merger applications filed with the PUCN and the FERC in July 1998.

       The FERC, Department of Justice, and SEC approved the merger. The PUCN conditionally approved the merger in December 1998, and one of the conditions was the filing of the divestiture plan with the PUCN. The plan was filed in April 1999, and included details about the auction process, market power mitigation, sale of the assets in described bundles, description of the proposed generation tariffs, description of the proposed independent system administrator, and the description of the proposed power purchase contracts.

       In June 1999, the PUCN approved a stipulation in the Merger docket with several conditions. Some of those conditions were: re-file the divestiture plan with the PUCN; file the generation aggregation tariffs (GAT) at the FERC; file the proposal for the ISA at the FERC; file proposals for the buyback or purchase power contracts; and file proposals for mitigation of the qualifying facilities and purchase power contracts.

       A revised Divestiture Plan was filed with the PUCN in October 1999. The PUCN held a hearing on December 28, 1999 and a stipulation was offered to the Commission for approval. Approval of the stipulation was received in February 2000.

       In accordance with the approved stipulation, SPR will be offering for sale generation assets with peak capacity of approximately 2,985 megawatts (MW) with approximately 1,045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Potential buyers will be allowed to offer bids for different combinations of assets or for a consolidated asset. The plants utilize either coal, natural gas, or oil as fuel and are a mix of base load or peaking units consisting of conventional steam turbines, combined-cycle, or combustion turbines. SPR anticipates closing the sales of the generation assets during a period beginning in the fourth quarter 2000 and ending in 2003.

ELECTRIC BUSINESS
-----------------

Business and Competitive Environment
------------------------------------

Transmission

     The FERC issued Order 2000 in December 1999. The order requires all investor-owned utilities in the United States who own interstate transmission to file their plans regarding Regional Transmission Organizations (RTOs) by October 15, 2000. Utilities must file by that date, either by joining an RTO or stating why they are not joining one. The RTOs must be operational by December 15, 2001 with congestion management in place one year later.

     The FERC has required that RTOs be operated by independent entities that are not participants in the energy market. The RTO must accommodate broad participation by both private and public utilities, provide customer efficient price signals and be independent of market participants (i.e., sellers of energy to end use customers). In addition, RTO rates must eliminate pancaking (multiple rates on a transmission path), manage congestion and internal parallel flows, deal effectively with non-RTO transmission owning entities (not under the FERC jurisdiction) and provide correct investment incentives. The FERC has offered the possibility of incentive ratemaking to RTOs that meet all the criteria for a large-scale regional entity.

     The Company will explore strategic transmission options, using the guidelines included in Order 2000. The Company's response will be filed before the October 15, 2000 deadline. The FERC filings for the start of Nevada restructuring and the PGE acquisition will anticipate this October 2000 RTO filing.

Distribution

     The Company's electric business contributed $609 million (78.8%) of 1999 operating revenues. Electric system peaks typically occur in the summer, while winter peaks run nearly as high. The system has an annual load factor of approximately 70.9%, which is higher than the industry norm of 50-55%.

     Winter peak loads are due to shorter daylight hours, colder temperatures (which affect space heating requirements) and ski resort demands (snowmaking, hotels, lifts, etc.). Summer peak loads result from air-conditioning, cooling equipment and irrigation pumping. The Company's peak load increased an average of 5% annually over the past five years, reaching 1,470 MW on July 12, 1999. The Company's total electric megawatt-hour (MWh) sales have increased an average of 7.65% annually over the past five years.

  A significant part of the growth in the Company's electric sales has resulted from growth in the residential area, mining and manufacturing industry in northern Nevada.

  SPPC's electric customers by class contributed the following toward 1999 and 1998 megawatt-hour sales:

                                                           MWh Sales
                                              1999                          1998
Residential                           1,998,174        19.6%        1,987,562       20.4%
Commercial and Industrial:
  Mining                              2,716,579        26.6%        2,648,957       27.1%
  Offices/Schools/Govt.               1,128,189        11.1%        1,048,553       10.7%
  Resorts & Recreation                  768,750         7.5%          760,848        7.8%

Manufacturing/Warehouse                 586,963         5.8%          738,972        7.6%
  Wholesale                           1,695,420        16.6%        1,443,652       14.6%
  All Other                           1,308,861        12.8%        1,134,675       11.8%
                                     --------------   ---------    ------------   --------
                         Total       10,202,936       100.0%        9,763,219      100.0%

     According to the Nevada Mining Association statistics, Nevada leads the nation in gold production, accounting for approximately 74% of all U.S. production and 10% of world production, ranking it the third largest gold producer in the world behind South Africa and Australia. It is estimated that Nevada gold production for 1999 was approximately 8.2 million ounces. A majority of Nevada's gold mines are customers of the Company. Currently, known gold reserves at existing mines in Nevada total approximately 87 million ounces, the majority of the nation's known gold reserves. These reserves are sufficient to continue production at current rates for the next decade.

     During 1999, world gold prices ranged from about $253 per ounce to $326 per ounce. Production costs continue to vary greatly at Nevada mines, along with profitability. Industry reports indicate many Nevada gold mines have a production cost of less than $300 per ounce, with some of the larger mines producing within the $192 to $240 per ounce range. When compared to world production costs, Nevada remains below the worldwide average. While Nevada's gold mines have the lowest costs in the world, investments in exploration and development have fallen, and may continue to fall. In addition, low gold prices may shorten the expected mine lives of certain Nevada properties as lower grade ore becomes uneconomic to mine.

     The Company's territory also has a variety of other mineral producing mines. Approximately 19.5 million ounces of silver were produced in 1999, worth approximately $102 million, with over 123 million ounces of silver resources identified in the State. Silver demand has been exceeding new supply for most of the decade, drawing down inventories built up in the 1980's. As this situation continues, we will see continued upward pressure on silver prices. Other minerals produced in Nevada include copper, lithium, mercury, barite, diatomite, gypsum, and lime, valued at over $108 million.

     The Company has seven long-term power sales agreements with major mining customers with terms of at least five years. The final contract expires in 2005. One of these customers has provided SPPC with two years' notice of termination. Five of these agreements have been reviewed and approved by the PUCN as part of the Company's new tariff structure designed for major customers. These mining agreements secure over 223 megawatts of present and future mining load, or approximately $74 million in annual revenues, which is 12.2% of the 1999 electric operating revenues. The agreements require that customers maintain minimum demand and load factor levels, and include termination charge provisions to recover all of the Company's customer-specific facilities investment. Sales to the mining sector grew at approximately the same percentage as overall system sales (3.8%).

     The resorts and recreation group is comprised of hotels, casinos, and ski resorts. This major customer segment comprises 7.5% of the total electric system retail MWh sales. Tourism and gaming continue to be key contributors to the local economy. Several of the largest gaming customers are expanding their properties to differentiate the Reno/Tahoe market by creating a more desirable resort location. These same large gaming customers increased their 1999 electric load by 7,902 MWh (1.0%) over 1998.

     Gaming has substantial potential for growth with the recent purchases and reopening of several smaller casinos. In addition, several closed properties have been razed and have plans for new properties to be built in their place.

     The advent of increased competition in 1999, particularly "Indian gaming" in key feeder markets and the continuing expansion in Las Vegas, has not had a negative impact on the Northern Nevada market share and ultimately energy sales. The passing of Proposition 5 in California, which liberalizes Indian reservation gaming operations, had been predicted to cause a decline in Reno's gaming revenues once implemented. Northern Nevada casinos are evaluating and implementing competitive strategies to expand their entertainment portfolio.
The key to this strategy is packaging entertainment value, customer comfort, and reasonable pricing, with the natural attraction of the Sierra Nevada geographic location.

     The Company's industrial and large commercial customers continue their interest in the electric supply source options potentially available to them under regulatory reforms currently being considered in Nevada and in place in California. The Company continues to prepare for a more competitive environment and has actively participated in regulatory reform deliberations in Nevada.
Upon opening the market to retail access, one of the most significant regulations that will impact the distribution business is the requirement to be the provider of last resort for customers who do not choose a competitive supplier or who are unable to secure a new supplier. Due to the SB438 requirement that the provider of last resort be placed into a separate affiliate, recent PUCN decisions regarding recovery of fuel expenses, and the stringent proposed regulations, significant detrimental financial impacts are expected to occur. As a result, the Company is determined to exit the provider of last resort requirement as quickly as possible. First the Company would seek to exit the energy supply portion of the provider of last resort. Then, if current legislation and regulation do not change, the Company would plan to exit other services, including metering, billing and customer service functions. See
Item 7, Nevada Matters, California Matters, and FERC Matters for further discussion.

     Over the past five years, MWh sales to wholesale customers have increased at a rate of 39.4%. During 1999, firm and non-firm sales to wholesale customers comprised about 14.8% of total energy sales. The wholesale market is very competitive and sales into this market are typically made at very low margins. This market is maturing and will become even more competitive in the future.
The Company utilizes wholesale sales to better manage fuel and purchase power costs.


                                                     PERCENT
                                      MWh            OF TOTAL
                                  ------------       ---------

Firm Sales                            507,640            29.9%
Non-firm Sales                        123,567             7.3%
Firm Off-System Sales               1,064,213            62.8%
                                  -------------        ----------
Total                               1,695,420           100.0%
                                  =============        ==========

     While the wholesale sales in 1999 represented 14.8% of sales they represent only 8.6% of electric revenues.

MAJOR PROJECTS
---------------

     The following major projects have been approved in previous resource plans and may have been financed utilizing internally generated cash and/or the proceeds from various forms of debt and preferred securities:

Pinon Pine Project

     The Pinon Pine Project is a cooperative agreement with the U.S. Department of Energy (DOE) for the construction of a coal-gasification power plant. Total project costs incurred by the Company through December 31, 1999, were $170.0 million. Actual costs incurred by the Company in 1999 were $.4 million.

Alturas Intertie Project

     The Alturas Intertie Project, which went into service in December 1998, is a 345 kilovolt (kV) transmission line from Northern California to Reno. Total project costs incurred through December 31, 1999 were $153.2 million. Actual costs incurred in 1999 were $9.1 million. Estimated costs for 2000 are $1.0 million.

Falcon Transmission Project

     The Falcon Transmission Project is a 345kV transmission line within Northern Nevada. Total project costs incurred through December 31, 1999 were $2.4 million. Actual costs incurred in 1999 were $2.1 million. Estimated costs for 2000 are $4.0 million.

     The Company's construction program and estimated expenditures are subject to continuing review, and are revised from time to time due to various factors, including the rate of load growth, escalation of construction costs, availability of fuel types, changes in environmental regulations, adequacy of rate relief, and the Company's ability to raise necessary capital.

FINANCING PROGRAMS
------------------

     Current estimated cash construction expenditures for 2000 are $137.7 million. The Company may utilize internally generated cash and the proceeds from the issuance of securities to meet capital expenditure requirements through 2000. Internally generated funds provided 35% of all construction expenditures in 1999.

     On July 28, 1999, the Company put into place a $150 million 364-day unsecured revolving credit facility that is convertible at the Company's election into a one-year term loan. This facility replaced the Company's previous credit facility and may be used for working capital and general corporate purposes, including commercial paper backup.

     On April 9, 1999, The Company sold the Transition Property (See California Matters in Rate Proceedings, later) to SPPC Funding LLC, a Delaware special purpose limited liability company whose sole member is the Company, in exchange for the proceeds of the SPPC Funding LLC Notes, Series 1999-1 (the "Underlying Notes"). SPPC Funding LLC then issued and sold the Underlying Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SPPC-1 (the "Trust") in exchange for the proceeds of the sale of the Trust's $24.0 million 6.4% Rate Reduction Certificates, Series 1999-1 (the "Certificates"). The Trust, which had been established by the California Infrastructure and Economic Development Bank, issued and sold the Certificates in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The Certificates are one of a series of rate reduction certificates that may be issued from time to time by the Trust and sold to investors upon terms determined at the time of sale.

     On July 12, 1999, $10 million of the Company's 6.86% medium-term notes matured. On July 6, 1999, $20 million of the Company's 6.83% medium-term notes matured.

     On September 17, 1999, the Company issued $100 million of floating rate notes ("Notes") due October 13, 2000. Interest on the Notes, payable quarterly, commenced on December 15, 1999. The interest rate on the Notes for each interest period to maturity is a floating rate, subject to adjustment every three months. The quarterly rate is equal to the London Interbank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.75%. The Notes will not be entitled to any sinking fund and will be redeemable, in whole, at the option of the Company beginning on March 15, 2000 and on the 15th day of each month thereafter.

     On November 1, 1999 the Company redeemed Preferred Stock, Series A, $2.44 Dividend (4.88%), Series B, $2.36 Dividend (4.72%) and Series C, $3.90 Dividend (7.80%).

FACILITIES AND OPERATIONS
-------------------------

Total System

     As of December 31, 1999, the Company's electric transmission facilities consisted of approximately 4,000 overhead pole line miles and 81 substations. Its distribution facilities consisted of approximately 9,000 overhead pole line miles, 4,500 underground cable miles and 178 substations.

     The Company continues to maintain a wide variety of resources in its generation system. During 1999, the Company generated 46.2% of its total electric energy requirements in its own plants, purchasing the remaining 53.8% as shown below:

                                  Megawatt-      Percent
                                    Hours        of Total
                                  ---------      --------
Company Generation
------------------
   Gas/Oil                          3,071,537      28.4%
   Coal                             1,879,326      17.4%
   Hydro                               47,277       0.4%
                                   ----------     -----
Total Generated                     4,998,140      46.2%
                                   ----------     -----

Purchased Power
---------------
   Utility Purchases:
      Long-Term Firm                1,322,088      12.2%
      Short-Term Firm               3,337,174      30.8%
      Spot Market                     297,333       2.8%
      Non-Utility Purchases:
         Geothermal                   712,976       6.6%
         Other                        128,332       1.2%
   Transmission & Balancing            23,939       0.2%
                                   ----------     -----
            Total Purchased         5,821,842      53.8%
                                   ----------     -----

                    Total          10,819,982     100.0%
                                   ==========     =====

     The Company's decision to purchase spot market energy is based on the economics of purchasing "as-available" energy when it is less expensive than the Company's own generation. At the time of the 1999 system peak, the Company had purchased firm capacity under long-term contracts with other utilities and qualifying facilities (QFs) equal to 17% of total peak hour capacity. In 1999, most of the Company's non-utility generation came from QFs, except for 14,951 megawatt hours, which came from two small power producers.

Risk Management

Over the past several years, SPPC recognized that the management of energy commodity (electricity, natural gas, coal, and oil) price risk was an essential component of SPPC's efforts to manage revenues and expenses. In 1998, SPPC's board of Directors approved a Risk Management Policy & Procedure Manual that governed price risk management activities. With the merger of SPR and NVP, the Board of Directors requested that management review and consolidate the Risk Management Programs of the two utilities. SPPC and NVP engaged the services of a leading energy risk management consulting company to review existing policies and procedures, make any recommendations to the existing Program, and implement the revised Program. That project led the companies to adapt revised policies and procedures, implement new IT systems to track any commodity price exposures, as well as focus on potential "Earnings-at-Risk" which measures the amount of exposure that the companies have to energy prices at any point.

Load and Resources Forecast

     The electric customer growth rate was 2.8%, 2.8%, and 3.1% in 1999, 1998 and 1997, respectively. Annual electricity retail sales reached 8,412,853 megawatt-hours in 1999. Peak electric demand rose from 1,423 megawatts in 1998 to 1,470 megawatts in 1999.

     The Nevada Legislature mandated retail access to alternative electric suppliers. While the opening date of competition is not yet known, once access begins, the Company will continue to be required to supply electricity to customers as the "provider of the last resort". It is expected that some customers will elect to receive their electric supply from other suppliers, however, reasonable estimates of the number and timing of customers switching are not yet available. The proposed "provider of last resort" regulations have highlighted the Company's exposure to fuel price risks. Consequently, if the proposed regulations are adopted, the Company will exit the provider of last resort function as quickly as possible, beginning with energy supply. The projections shown below are forecasts of the load to be provided to all of the Company's current customers, and therefore, include demand that may actually be met by other electric suppliers.

     As part of the merger agreement with the PUCN, the Company has committed to divest its generation facilities to enhance competition in a deregulated environment. Current plans call for the divestiture to occur in the year 2000. Until such time, the Company will continue to provide energy through generation and purchase power to meet both summer and winter peak loads. The Company's actual total system capability and peak loads for 1999, and as estimated for summer peak demand through 2001 (assuming no curtailment of supply or load and normal weather conditions), are indicated below:

                                       Capacity at 1999 Peak         Forecast    Summer Peak
                                       -----------------------------------------------------
                                          MW             %              2000           2001
                                       -----------------------------------------------------
     Company Generation:
       Existing (1)                     1,045          63%            1,052              0
                                       ---------------------------------------------------
     Purchases:
       Long/Short-Term Firm (2) (3)       492           29%             498          1,541
       Interruptible Customers              2            0%               2              2
       Non-Utility Generators              70            4%              70             70
                                       ---------------------------------------------------
     Subtotal                             564           33%             570          1,613
                                       ---------------------------------------------------
     Additional Required                   60            4%              82            177

     Total System Capacity              1,669          100%           1,704          1,790
                                       ---------------------------------------------------
     Net System Peak (4)                1,470           88%           1,499          1,581
     Planning Reserve                     199           12%             205            209
                                       ---------------------------------------------------
     Total                              1,669          100%           1,704          1,790
                                       ===================================================
     Growth over previous year                                          2.1%           5.1%

     (1)  Assumes divestiture is complete by peak season 2001.
     (2)  Value net of losses.
     (3) Includes potential short-term firm purchases that are not under contract. Values shown represent purchases within existing transmission system limits.

     (4) The system peak shown for 1999 is the actual system peak of 1,470 MW, which occurred on July 12, 1999.

     The Company plans its system consistent with the Western System Coordinating Council guidelines, which recommends planning reserves in excess of required operating reserves. The "Additional Required" represents the difference between the planning reserves and the operating reserves needed for the system. These additional reserves will be met, if needed, by short-term purchases through 2001.

Generation

The following is a list of the Company's generation plants including their megawatt (MW) summer peak capacity, the type/fuel that they use to generate, and the year(s) that the unit(s) was (were) installed:

                                                                Number
                                                                 of               MW           Year(s)
Name               Type/Fuel                                    Units          Capacity       Installed
----               ---------                                    ------         --------       ---------
Valmy    (1)        Steam/Coal                                     2              266             1981 and 1985
Tracy               Steam/Natural Gas, Residual Oil                3              244          1963, 1965, 1974
Pinon    (2)        Combined Cycle/Coal, Natural Gas               1               89               1996 - 1998
Clark Mtn. CT's     Combustion Turbine/Natural Gas,
                    Diesel Oil                                     2              138                      1994
Ft. Churchill       Steam/Natural Gas, Residual Oil                2              226             1968 and 1971
Other    (3)        Gas Turbine/Natural Gas, Diesel Oil,
                    Propane, Hydro                                33               82               1899   1970
                                                                                -----
                                                                                1,045
                                                                                =====

(1) SPPC is the operator and owns an undivided 50 percent interest in the Valmy plant. Idaho Power Company (Idaho Power) owns the remainder. The capacities shown above for the Valmy plant represent the Company's share only. The Company owns 100 percent of all of its remaining electric generation plants.

(2) Includes the generation capacity of the 100% SPPC-owned power island portion of the Pinon Pine Power Project. Pinon's current summer peak capacity is 89 MW when operating on natural gas.

(3) Four of the Company's hydro generation units are located on the Truckee River, which runs approximately 100 miles from Lake Tahoe, through Reno/Sparks, to Pyramid Lake. A 2 MW facility located on the Truckee River at Farad was damaged by the January 1997 flood and was not available for generation during the 1999 summer peak.

Purchased Power

     The Company continues to manage a diverse portfolio of contracted and spot market supplies, as well as its own generation, to minimize its net average system operating costs. During 1999, the Company witnessed a leveling of off-system energy prices compared to the previous year, but energy forecasts indicate steadily increasing prices as load appears to outpace additional supply.

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

     The Company purchases hydro- and thermally-produced spot market energy, by the hour, based upon economics and system import limits. Also purchased during peak load periods is firm energy as required to supply load and maintain adequate operating reserve margins. As off-system energy costs increase, the Company supplies a higher percentage of its native load utilizing its fossil fuel generation but is still required to buy peaking energy from the market. Also, market conditions throughout the West are in flux with regions approaching deregulation using different methods. Each change results in different market pricing characteristics.

     Currently, the Company has contracted for a total of 165 MW of long-term firm purchased power from the utility suppliers listed below. Several of the Company's firm purchase power contracts contain minimum purchase obligations. Meeting these minimums has not been a problem for the Company in the past, and is not expected to be a problem in the future.

     Contract Party                    Contract       Operation       Termination         Minimum
                                       Capacity         Date             Date            Capacity %
     ----------------------------------------------------------------------------------------------
     Idaho Power (for Elko)             15 MW          March 1994     May 31, 2000         40%
     PacifiCorp                         75 MW          June 1989      Feb 28, 2009         70%
     PacifiCorp/Utah Power (1)          75 MW          May 1991       April 30, 2000       78%

     (1) The Company has provided notice to terminate the PacifiCorp/Utah contract effective April 30, 2000.

     According to the Public Utility Regulatory Policies Act, the Company is obligated, under certain conditions, to purchase the generation produced by small power producers and co-generation facilities at costs determined by the appropriate state utility commission. Generation facilities that meet the specifications of the regulations are known as qualifying facilities (QFs). As of December 31, 1999, the Company had a total of 109 MW of maximum contractual firm capacity under 15 contracts with QFs. The Company also had contracts with three projects at fluctuating short-term avoided cost rates. All QF contracts currently delivering power to the Company at long-term rates have been approved by either the PUCN or the California Public Utility Commission (CPUC), and have QF status as approved by the FERC. One long-term QF contract terminates in 2006, one terminates in 2039, and the remainder terminate between 2014 and 2022.

     Energy purchased by the Company from QFs constituted 10% of the net system requirements during 1999. These contracts continue to provide useful diversity for the Company in meeting its peak load. All the QFs from which the Company makes firm purchases are either geothermal (87%), hydroelectric or biomass.

     The actual QF firm capacity output under contract was 64 MW during the summer of 1999. The actual QF output for all non-utility generator deliveries during the summer 1999 peak was 83 MW. The table on page 13 reflects actual performance during the 1999 summer peak period. A difference exists between the non-utility generator figures and the table on page 13 because the 1999 figure is actual and the remaining years are forecasts. Any capacity shortfall created by under-performance was included in the Company's 1999 amended resource plan.

Transmission

     In planning its transmission capacity, the Company considers generation and purchased power options, as well as the requirements for providing retail and wholesale transmission services.

     The Company's existing transmission lines extend some 300 miles from the crest of the Sierra Nevada in eastern California, northeast to the Nevada-Idaho border at Jackpot, Nevada, and 250 miles from the Reno area south to Tonopah, Nevada. A 230 kV transmission line connects the Company to facilities near the Utah-Nevada state line, which in turn interconnects the Company to Utah Power facilities. A 345 kV transmission line connects the Company to Idaho Power facilities at the Idaho-Nevada state line. The Company also has two 120 kV lines and one 60 kV line which interconnect with Pacific Gas and Electric (PG&E) on the west side of the Company's system at Donner Summit, California. Two 60 kV transmission ties allow wheeling of up to 14 MW of power from the Beowawe Geothermal Project, which is located within the Company's service area, to Southern California Edison. These two minor interties are available for use during emergency conditions affecting either party.

     The Company's transmission intertie system provides access to regional energy sources.

     The Falcon Project is a 185-mile 345kV line connecting the Company's Falcon Substation to the Company's Gonder Substation. The Project improves system import and export capabilities and enables the Company to provide transmission service between Idaho, Utah, and the Northwest. A Right-of-Way application was submitted to the Bureau of Land Management (BLM) on December 17, 1998, and Electric Resource Plan approval was received from the PUCN on April 8, 1999. On October 5, 1999, the Company received a letter from the BLM requiring the preparation of an Environmental Impact Statement (EIS). Current activities include completion of environmental field surveys, hiring a consultant to prepare the EIS, and WSCC rating studies. The EIS process should continue until July 2001, which should translate to a project in-service date in June 2003. Annual costs for 1999 are $2.25 million, total costs as of December 31, 1999 are $2.28 million, and the estimated net cash total cost is $98.2 million.

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

     Certain Northern California public power groups have challenged the Company's filing with the FERC of the interconnection and operating agreements related to the Alturas Intertie in December 1998 and January 1999. The California groups alleged that the potential reduction in imports into California constitutes an impairment of reliability and therefore seek to force reductions in use of the Alturas Intertie during peak periods. These allegations have already been rejected by the Western Systems Coordinating Council, which determined the capacity rating of the Alturas Intertie. The Company (supported by Bonneville Power Administration and PacifiCorp) has filed testimony before the FERC that the Alturas Intertie does not adversely affect reliability and that, under the FERC's Order No. 888, customers in Nevada are entitled to compete with customers in California for transmission capacity in the Pacific Northwest on a first-come, first-served basis. The FERC staff has agreed with the Company's position on this matter.

     One of the California groups, the Transmission Agency of Northern California ("TANC"), also initiated proceedings in the United States District Court for the Eastern District of California and the United States Court of Appeals for the Ninth Circuit, in each case alleging that Bonneville's construction of a small portion of the Alturas Intertie violated the Northwest Power Preference Act and requesting an injunction prohibiting operation of the Alturas Intertie. The case before the Eastern District was dismissed for lack of jurisdiction. The case before the Ninth Circuit was dismissed for TANC's failure to prosecute. In December 1999, TANC filed suit in the Superior Court of the State of California, Sacramento County, seeking an injunction against operation of the Alturas Intertie based on numerous allegations under state law, including inverse condemnation, trespass, private nuisance, and conversion.

Fuel Availability

       The Company's 1999 fuel requirements for electric generation were provided by natural gas, coal, and oil. During 1999 natural gas remained the fuel of choice, over oil, for generation plants other than Valmy, which is a coal-fired plant.

       The average costs of coal, gas and oil for energy generation per million British thermal units (MMBtu) for the years 1995-1999, along with the percentage contribution to total fuel requirements were as follows:

______________________________________________________________________________
Average Consumption Cost & Percentage Contribution to Total Fuel Requirements
                      Gas                Coal                 Oil
                      ---                ----                 ---
               $/MMBtu   Percent   $/MMBtu   Percent   $/MMBtu   Percent
               -------   -------   -------   -------   -------   -------
     1999        $2.71      62.3     $1.46      37.3     $3.41       0.4
     1998         2.12      60.7      1.56      39.0      3.96       0.3
     1997         2.03      62.0      1.80      37.0      3.35       1.0
     1996         2.10      61.0      1.88      37.0      3.48       2.0
     1995         1.65      55.0      2.19      44.0      3.80       1.0
______________________________________________________________________________

For a discussion of the change in fuel costs, see Item 7, Management Discussion and Analysis.

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

     Beginning in June 1996, the Company, along with its joint-ownership partner (Idaho Power Company), implemented an economic cancellation strategy that essentially buys down minimum tonnage requirements under the Black Butte contract rather than taking physical delivery of the coal. Canceling the Black Butte tonnage creates various economic and operating benefits, primarily the opportunity to buy lower-cost spot market coal and reduce overall fuel costs.
In June 1996, the Company and Idaho Power expended $5 million ($2.5 million each) to cancel all minimum volume requirements for the 1996-97 contract year. The Company agreed with Idaho Power to satisfy even more volume requirements in the fall of 1996 and in June 1997 by matching the dollar cost of Black Butte tonnage purchased by Idaho Power for delivery to Idaho's coal-fired Jim Bridger plant. The Company expended $3.8 million for these matching cancellations. Since July 1997, the Company and Idaho Power have canceled (or delivered to the Bridger plant) minimum Black Butte volume requirements on a monthly basis. During the third quarter 1998 and in September through November 1999, minimum contract quantities were delivered to Idaho Power's Bridger plant, with these deliveries credited to Valmy requirements under the Black Butte contract.

     The Company's long-term coal contract with Canyon Fuel Company, LLC (Canyon), which provides coal for Valmy from Canyon's SUFCO mine in Central Utah, expires on June 30, 2003. This contract also contains minimum volume requirements that the Company expects to meet each year until termination. The current owner of the SUFCO mine is Arch Coal, Inc., which acquired ARCO Coal (the previous owner of the Canyon Fuel properties, including SUFCO) on June 1, 1998.

     During 1999, several short-term agreements for the purchase of spot market coal were executed, with two of these agreements extending into 2001. The source of this coal is the Uinta Basin of Utah. These spot market purchases supplement base volume requirements under the Company's long-term coal contracts at a cost approximately one-half that of contract coal.

     The total amount of coal burned at the Valmy Power Plant during 1999 was
1.55 million tons. As of December 31, 1999, the coal inventory level was 383,053 tons, or approximately 67.0 days of consumption at 100% capacity. The Company normally targets an average annual coal stockpile sufficient to provide 30 days' supply at full load. For 1999, however, the Company made the decision to increase storage to approximately 60 days' supply by December 31 as part of its Y2K contingency plans. The Company has adjusted its operations toward reaching the normal 30 days' supply by the end of 2000.

     During 1999, transportation of coal to Valmy was provided by the Union Pacific Railroad (UP) under a 3-year agreement effective June 1, 1998. This agreement was negotiated as a resolution to the Company's previously filed complaint with the Surface Transportation Board alleging unreasonable rate levels being charged by the UP.

     During 1999, the Company operated the Pinon Pine facility exclusively on natural gas. Although no coal was purchased in 1998 for synthetic gas production in the plant's coal gasification facility, approximately 19,000 tons were purchased in 1997 and 450 tons in 1999. This inventory has been more than sufficient to fuel the gasifier during its limited operation during the last two years. Total coal burned in the gasifier during 1999 was 679 tons. Petroleum coke (used for gasifier startup) purchased in 1999 was 220 tons, with 169 tons being burned. Due to operational problems caused by high levels of fine particles inherent in the coal used at Pinon, about 450 tons of stoker coal, which is a sized and harder product, was purchased in November 1999 as an attempt to reduce the effects of filter clogging in the gasifier.

     The Company meets its needs for residual oil for generation through purchases on the spot market. With no other mitigating factors, the Company's residual oil inventory policy is to maintain 50,000 to 75,000 barrels at each of its Tracy and Ft. Churchill generating plants. Based on Y2K contingency plans, the Company increased storage at its Ft. Churchill plant to full capacity this past summer and also increased Tracy storage to over 100,000 barrels which, in total, will provide over 10 days' supply at full load operation. The Company has adjusted its operations toward reaching normal inventory levels in 2000. Storage levels were not increased to full capacity at Tracy because of favorable natural gas availability estimates from the gas supply industry. The actual residual oil inventory level at these two sites was 232,134 barrels as of December 31, 1999, which is equal to 10.5 days' supply at full load operation. Total residual oil consumption in 1999 was 37,425 barrels. No residual oil was burned in the month of December, with natural gas supply being sufficient to fuel both the Tracy and Ft. Churchill steam units.

NATURAL GAS BUSINESS
--------------------

     The Company's natural gas business is a local distribution company (LDC) in the Reno/Sparks area that accounted for $100.2 million in 1999 operating revenues or 13.1% of total Company operating revenues. Growth in the Company's service territory continues to be strong. Residential customer growth during 1999 was 4.3%. The overall natural gas customer growth rate was 4.3% for the year. The Company's total customer count increased 5,131 customers to 111,843 customers at the end of 1999.

     Natural gas offers significant economic and environmental advantages over other energy sources for space heating, water heating and other uses in residential, commercial and industrial applications. Growth in all sectors is expected to continue as new developments in the Company's distribution service area are planned.

     Contracts established during the last three years under the Company's Value Based Service Tariff (VBST) are being successfully renewed as the old contracts expire. During 1999, two contracts were renewed under the VBST tariff, which is designed to enable the Company to compete with competitive service options for its largest customers. As of December 31, 1999, the Company had seven VBST contracts in place with customers.

     The Company's natural gas LDC business is subject to competition from other suppliers and other forms of energy available to its customers. Large customers with fuel switching capability compare natural gas prices on an interruptible basis to alternative energy source prices. Seven customers now secure their own gas supplies, with the Company providing transportation service on its distribution system.

     The Company has contracted for firm winter-only and annual gas supplies with 13 Canadian and domestic suppliers to meet the firm requirements of its LDC and electric operations. The contracts total 157,500 decatherms per day through March 2000 and 95,000 decatherms per day for April through October 2000.

     The Company's firm natural gas supply is supplemented with natural gas storage services and supplies from a Northwest Pipeline Co. facility located at Jackson Prairie in southern Washington and a liquefied natural gas (LNG) storage from a facility located near Lovelock, Nevada. The LNG facility is operated by Paiute Pipeline Company and is used for meeting peak demand. The Jackson Prairie and LNG facilities can contribute a total of approximately 48,000 decatherms per day of peaking supplies.

       Starting November 1, 1996, the Company entered an agreement to sell winter seasonal peaking capacity supplies to another company over a seven-year period. The contract provides for the payment to the Company of a monthly reservation charge, reimbursement of pipeline capacity charges during the winter, and a volumetric commodity charge based on the market price for natural gas. The Company was able to enter into this agreement due to the ability of its power plants to utilize alternative fuels and its power importation option.

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

Transportation Capacity
     Northwest:          68,696       decatherms per day firm
                         90,000       decatherms per day interruptible
     Paiute:            103,774       decatherms per day firm from November through March
                         61,044       decatherms per day firm from April through October
                         90,000       decatherms per day interruptible
     NOVA:               30,000       decatherms per day firm
     ANG:                30,000       decatherms per day firm
     PGT:                30,000       decatherms per day firm
                         40,270       decatherms per day firm (winter only)
                         90,000       decatherms per day interruptible
     Tuscarora:         106,250       decatherms per day firm
                         50,000       decatherms per day interruptible

Storage Capacity

     Williams:          281,242       decatherms from Jackson Prairie
                         12,687       decatherms per day from Jackson Prairie
     Paiute:            463,034       decatherms from Lovelock LNG
                         35,078       decatherms per day from Lovelock LNG facility

     The Company plans to sell its gas fired generation by the end of 2000. As part of this sale the Company will be transferring portions of its firm pipeline and the winter peaking supply agreement, described above, to the buyers of the Ft. Churchill and Tracy generation bundles. The final allocation of capacity to the buyers is still being determined but will meet the divestiture stipulation requirement that Sierra maintain the availability and reliability of natural gas to its local gas distribution company.

     Total LDC decatherm supply requirements in 1999 and 1998 were 13.4 million decatherms and 14.9 million decatherms, respectively. Electric generating fuel requirements for 1999 and 1998 were 31.6 million decatherms and 35.0 million decatherms, respectively.

     As of December 31, 1999, the Company owned and operated 1,439 miles of three-inch equivalent natural gas distribution piping.

WATER BUSINESS
--------------

     The water distribution business contributed $54.3 million (7.1%) to the Company's 1999 operating revenues. Water production in 1999 totaled 24.97 billion gallons. 3.99 billion gallons were produced from the Company's groundwater wells. The remaining 20.98 billion gallons were treated through the Company's two water treatment facilities, the Chalk Bluff Water Treatment Plant and the Glendale Water Treatment Plant. The Company's peak day send-out of water during 1999 was 133.1 million gallons (135.2 including the Silver Lake acquisition described below), a 0.5% decrease over the 133.8 million gallon peak set in 1998. The stability in peak day demand was due to mild summer temperatures which offset additional new customer demands. Overall weather conditions during the year produced an above average snow pack with a warm lingering fall; thus annual production was up 11.5%.

     The Company's water supplies are from both surface and groundwater sources, with the addition of drought storage and refill provisions sufficient to withstand prolonged drought conditions. The surface water source is the Truckee River, which originates in Lake Tahoe and flows north and east through the cities of Reno and Sparks to Pyramid Lake, located northeast of Reno.

     The Company's groundwater comes from 25 supply wells located around the Reno/Sparks area. Man-made contaminants, perchloroethylene, from local business operations have been found at levels exceeding the drinking water standards in five of these wells. All five of these wells have now been fit with treatment equipment that allows them to be returned to operation and deliver water to the system that meets federal standards. The Washoe County remediation district is expected to reimburse the Company for the cleanup of this groundwater contaminant in these five wells beginning in 2000.

     Additionally, the Company has four wells which currently exceed the federal drinking water standard for naturally occurring arsenic concentrations. Production from three of these wells continues by blending water treated at the Glendale Water Treatment Plant. The fourth well is out of service pending treatment. The Company's water laboratory research staff is developing options to assure that the Company is prepared to meet new arsenic standards. The new Arsenic regulations will be promulgated in 2000 and the proposed regulation is expected to require action on 17 of the 25 wells serving the Company's system. Depending upon final rules from the EPA, the Company may incur between $70 million and $98 million by 2004 to meet the new standards.

     A favorable piece of legislation, AB380, was passed in the 1999 State legislature that resolved more than a decade of litigation over water rights and addressed the issues of forfeiture and abandonment. The legislation creates a special fund for the acquisition of water rights in question and clears the future for conversion of agricultural rights to urban uses without the cloud of forfeiture or abandonment protests.

     The Company continues to pursue the Negotiated Settlement that has been under development for several years. The Company is currently operating under a Preliminary Settlement Agreement (PSA) and interim storage contract until negotiations are completed and the final Truckee River Operating Agreement
(TROA) is completed. Based on comments received from the initial release, the environmental impact statement (EIS) will be redone and resubmitted for comments following the final TROA drafting. This is expected to occur during 2000. The Negotiated Settlement is a complex set of agreements on Truckee River issues involving the United States, California and Nevada governments, the Pyramid Lake Paiute Tribe and the Company. It is expected the agreement will be finalized this year. During 1999, many details of the TROA and language of the draft have been solidified. Once in effect, the new agreement will allow the Company use of federal reservoirs for drought reserve storage.

     The Company plans to rebuild the Farad dam and put the Farad Hydro plant back into service in 2001. The Company is designing and obtaining the appropriate permits to construct the replacement project. The dam was destroyed during a flood in 1997. The water rights associated with the hydro facilities are part of the Negotiated Settlement and provide for river flows to the water division, and therefore the four Truckee River hydro plants will stay with the Company's water business even after generation divestiture. See Merger/Generation Divestiture discussion.

     As a condition of the Negotiated Settlement, the Company's unmetered residential water customers must be converted to metered service. A meter retrofit program was approved by the PUCN and began in 1995. Funding for the program is provided by business developers and administered by the Company. Meter installation costs are significantly lower if a meter box is already in place. Accordingly, meter boxes without meters are installed when roads and sidewalks are replaced. Since the program's inception, 5,533 meters (14% of 1995 unmetered customers) and 10,911 boxes without meters (41% of 1995 customers without facilities for meter installation) have been installed. During 1999, 671 meters and 3,611 boxes were installed with contributed funds. At this time, only customers who volunteer for the program may have meters installed. Water meters have been required in all new construction since 1986.

     The Company has made application to the PUCN to transfer retail water customers in the Double Diamond area to Washoe County and serve these and other customers in the South Truckee Meadows as wholesale customers through the County. This option minimizes the need for duplicate and costly facilities.

     In addition, the Company was successful in acquiring the assets of the Silver Lake Water Company and received approval by the PUCN. The Company began operation of the two Silver Lake wells, metering, billing, and customer services in October 1999. As a result of this acquisition, the Company increased its customer base by approximately 1600 customers, and more importantly, avoided costly capital expenditures.

CONSTRUCTION PROGRAM
--------------------

     Gross construction expenditures for 1999, including allowance for funds used during construction (AFUDC) and contributions in aid of construction, were $142.3 million and for the period 1995 through 1999 were $820.8 million. Estimated construction expenditures for 2000 and the period 2001-2004 are as follows (dollars in thousands):

                                                                        Total
                                           2000       2001-2004        5-Year
                                       ---------------------------------------
Electric facilities                     $ 98,563       $407,785       $506,348
Water facilities                          24,112        131,410        155,522
Gas facilities                            19,550         39,390         58,940
Common facilities                          8,047         17,410         25,457
                                        --------------------------------------
    Total construction expenditures     $150,272       $595,995       $746,267
                                        ======================================

AFUDC                                     (2,220)       (12,875)       (15,095)
Net salvage, including cost of removal      (120)          (400)          (520)
Net customer advances and
  contributions in aid of construction   (10,242)       (40,620)       (50,862)
                                        --------------------------------------
   Total cash requirements              $137,690       $542,100       $679,790
                                        ======================================

     Total construction expenditures estimated for 2000 and the 2001-2004 period, for each segment of the Company's business, consist of the following (dollars in thousands):

                                                                   Total
                                     2000         2001-2004       5-Year
                                  ----------------------------------------
Electric Facilities:
   Distribution                    $ 63,490       $221,055       $284,545
   Generation                         4,695          4,530          9,225
   Transmission                      12,329        154,720        167,049
   Other                             18,049         27,480         45,529
                                   --------------------------------------
                                   $ 98,563       $407,785       $506,348
                                   --------------------------------------

Water Facilities:
   Treatment and Supply            $  6,024       $ 57,200       $ 63,224
   Distribution                      17,720         72,910         90,630
   Other                                368          1,300          1,668
                                   --------------------------------------
                                   $ 24,112       $131,410       $155,522
                                   --------------------------------------

Gas Facilities:
   Distribution                    $ 18,944       $ 36,660       $ 55,604
   Other                                606          2,730          3,336
                                   --------------------------------------
                                   $ 19,550       $ 39,390       $ 58,940
                                   --------------------------------------

 Common Facilities                 $  8,047       $ 17,410       $ 25,457
                                   --------------------------------------

 TOTAL                             $150,272       $595,995       $746,267
                                   ======================================

GENERAL REGULATION
------------------

     The Company is subject to the jurisdiction of the PUCN and the CPUC with respect to rates, standards of service, siting of, and necessity for, generation and certain transmission facilities, accounting, issuance of securities and other matters with respect to electric operations. The Company submits integrated resource plans regarding its electric, gas, and water business operations to the PUCN for approval.

     Under federal law, the Company is subject to certain jurisdictional regulation, primarily by the FERC. The FERC has jurisdiction under the Federal Power Act with respect to rates, service, interconnection, accounting, and other matters in connection with the Company's sale of electricity for resale and the transmission of energy for others. The FERC also has jurisdiction over the natural gas pipeline companies from which the Company takes service.

     As a result of regulation, many of the fundamental business decisions of the Company, as well as the rate of return it is permitted to earn on its utility assets, are subject to the approval of governmental agencies.

     The Company is also subject to regulation by environmental authorities. See Environment.

Rate Proceedings
----------------

     During 1999, 85% of the Company's revenues were from retail sales of electricity, natural gas and water in Nevada, 5% from retail sales of electricity in California and 10% from sales of electricity and gas for resale.

Nevada Matters
--------------

Electric Industry Restructuring

     During the 1997 session, the Nevada Legislature passed Assembly Bill 366 (AB 366). AB 366 was a comprehensive bill that introduced competition for electric and gas retail services. Since the fall of 1997, the PUCN has been developing regulations to implement AB 366. In the 1999 session, the legislature passed Senate Bill 438 (SB 438) that significantly modified many provisions of AB 366. These two pieces of legislation substantially alter the way the Company is regulated and how it will serve its customers.

Non-price Terms and Conditions for Distribution Service

     On February 2, 1999, the Company filed its non-price terms and conditions for unbundled distribution service pursuant to the PUCN regulations. A stipulation resolving most issues and agreeing to further filings on unresolved issues was filed with the PUCN on April 9, 1999, and subsequently approved by the PUCN on April 22, 1999. Settlements regarding the unresolved issues were subsequently filed and approved by the PUCN.

Unbundling of Utility Services

     On April 1, 1999, in accordance with the merger order and the implementation of AB 366, the Company filed a revenue requirements and unbundling study with the PUCN (the "Compliance Filing"). The Compliance
Filing included the development of an electric revenue requirement for the test period 1998. The Compliance Filing regulation requires the revenue requirement development to be in the form used for rate cases. In the unbundling study, the revenue requirement was assigned and allocated to a number of service components including generation, aggregation, transmission, distribution, metering, billing, and customer services. On September 23, 1999, the PUCN issued an interim order on the Company's April 1, 1999 Compliance Filing. The Order contained the PUCN's decision on revenue requirements, return on equity, depreciation, and the unbundling study. The Company did not utilize the order's revenue requirement, return on equity or depreciation rates in Phase II of this case because SP438 legally mandated that the Company use its July 1, 1999 revenue requirement in Phase II.

Pricing of Distribution Service

     On October 8, 1999, the Company filed final versions of the approved non-price terms and conditions and rates reflecting a revenue requirement in accordance with SB 438. Hearings were held in early November. A decision is expected in 2000.

Earnings Sharing

     On April 30, 1999 the Company filed an earnings sharing refund request, based on 1999 earnings of $7.0 million for electric customers and $1.9 million for gas customers. On August 19, 1999, the PUCN approved a stipulation between the Company, Staff, and the Utilities Consumer Advocate, which resulted in a $7.4 million and a $2.0 million refund to electric and gas customers, respectively. Based on 1999 operating results, the Company anticipates it may make refunds to customers. Appropriate reserves have been recorded to reflect any anticipated refunds.

Generation Divestiture

     In October 1999, the Company filed with the PUCN its request for approval to sell its generation plants. Hearings were held in November 1999 and a stipulation was approved in February 2000.

California Matters
------------------

Rate Reduction Bonds

     California's electricity restructuring statute (Assembly Bill 1890, Chapter 854, California Statutes of 1996, as amended) permits California investor-owned utilities, including the Company, to finance the recovery of a reduction in electricity rates for residential and small commercial customers through the issuance of rate reduction certificates. Transition costs consist of the costs of generation-related assets and obligations that may become uneconomic as a result of a competitive generation market, together with certain other costs associated therewith.

     In order for the Company to recover transition and associated costs, the CPUC authorized the establishment of non-bypassable, usage-based, per kilowatt-hour charges ("FTA Charges") to be included in the regular utility bills of residential and small commercial consumers located in the historical service territory of the Company in California. The right to receive payments made in respect of the FTA Charges is referred to as Transition Property.

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

     On January 10, 2000, the Commission approved the Company's annual true-up of the FTA charges effective January 1, 2000.

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

Distribution Competition

     The CPUC has opened a docket item to solicit comments and proposals on distributed generation and competition in electric distribution service. The Company is actively participating in the on-going workshops. It is too early to determine how this proceeding may affect the Company.

Generation Divestiture

     The Company has filed with the CPUC its request for approval to sell its generation plants. The Company filed a revised application requesting an exemption. A decision is expected in the first half of 2000.

Distribution Performance-Based Rate-making (PBR)

     On January 3, 2000, the Company filed a distribution PBR proposal to become effective January 1, 2001 through 2003. The proposal includes rate indexing and earnings sharing mechanisms as well as performance indicators for employee safety, customer satisfaction and system reliability. The Company will submit a 2001 Cost of Capital filing in May 2000 and a Distribution PBR 2001 Cost of Service filing in June 2000.

FERC Matters
------------

     On March 30, 1999, the Company filed an application with the FERC to increase its Open Access Transmission rates. On October 12, 1999, the Company filed an Offer of Partial Settlement which resolved all issues but pricing to the Mines and to the City of Fallon. A status report on the two remaining issues was filed on January 11, 2000. On January 31, 2000, the FERC approved the Partial Settlement.

     On March 31, 1999, the Company filed with the FERC for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of the Company's generation would operate after divestiture. The FERC dismissed the tariffs on November 1, 1999, apparently misinterpreting the agreement reached with the PUCN on the tariffs. The Company filed a request for rehearing of the FERC's November 1, 1999 order dismissing the tariff. The rehearing request explains how the FERC erred in dismissing the tariff. On December 17, 1999, the Commission issued an Order Granting Rehearing for Further Consideration. A decision is expected in 2000.

     On July 23, 1999, the Company and Nevada Power Company submitted a filing to create the Mountain West Independent Scheduling Administrator. The filing is made to request approval of certain of the tariffs and agreements with respect to the transmission services of the Company and Nevada Power Company. On January 27, 2000, the FERC issued an order approving with modifications the Mountain West ISA proposal. The PUCN is continuing to review aspects of the filing, including funding for the Mountain West ISA.

ENVIRONMENT
-----------

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

     The Company's board of directors has a comprehensive environmental policy, and a separate board committee on environmental compliance that oversees corporate performance and achievements related to the environment. The Company's corporate environmental policy emphasizes environmental stewardship.

1999 Activities
---------------

     As part of the Generation Divestiture process, the Company conducted Phase I and Phase II Environmental Assessments for its Ft. Churchill, Tracy and Valmy Power Plants. The Anticipated remediation cost is $150,000.

     In 1995, the Company identified one site formerly used for manufacturing gas from oil. This site was sold in 1997 with full disclosure to the buyer. Shortly after the sale, the buyer notified the Company of its intent to file legal action. In July 1998, the Company entered into an agreement with the buyer to mitigate the contamination on site to an acceptable level. In 1999, soil contamination was remediated in full compliance with the settlement agreement and the site case was closed by the local regulatory agency. No further action is required at this site.

     In September 1994, Region VII of EPA notified the Company that the Company was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCBs) by PCB Treatment, Inc., located in Kansas City, Kansas, and Kansas City, Missouri (the Sites). The EPA is requesting that the Company voluntarily pay an undefined (pro rata) share of the ultimate clean-up costs at the Sites. A number of the largest PRP's formed a steering committee, which is chaired by the Company. The responsibility of the Committee is to direct clean-up activities, determine appropriate cost allocation, and pursue actions against recalcitrant parties, if necessary. The EPA issued an administrative order on consent requiring signatories to perform certain investigative work at the Sites. The steering committee retained a
consultant to prepare an analysis regarding the Sites.   The site evaluations
have been completed. EPA is developing an allocation formula to allocate the remediation costs.

     The Company has recorded preliminary liability for the Sites of $650,000, of which approximately $150,000 has been spent through December 31, 1999. Once evaluations are completed, the Company will be in a better position to estimate and record the ultimate liabilities for the Sites.

     The Company continued and initiated several actions in accordance with its policy to be an environmental leader in principle and practice. These actions have (1) Resulted in reduced pollutant and greenhouse gas emission rates at power plants; (2) Demonstrated stewardship of wildlife and waterfowl habitat on and adjacent to Company property; (3) Improved water quality conditions; and (4) Lowered the cost of compliance with environmental regulations.

     During 1999, the Company was awarded bonus sulfur dioxide emission allowances by the EPA for its use of geothermal energy, a renewable resource. Under the Acid Rain Rule of the Clean Air Act, bonus emission allowances are generated to utilities that have avoided sulfur dioxide emissions by using renewable energy to generate electricity. In 1999 the Company received 4,907 bonus allowances.

GENERAL - FRANCHISES
--------------------

     The Company has nonexclusive local franchises or revocable permits to carry on its business in the localities in which its respective operations are conducted in Nevada and California. The franchise and other governmental requirements of some of the cities and counties in which the Company operates provide for payments based on gross revenues. During 1999, the Company collected $8.8 million in franchise or other fees based on gross revenues. It also paid and recorded as expense $1.0 million of fees based on net profits.

Franchise                    Type of Service               Expiration Date
--------------------------------------------------------------------------
Reno                         Electric, Gas and Water       January   2006
Sparks                       Electric                      May       2006
Sparks                       Gas                           May       2007
Sparks                       Water                         April     2004
Carson City                  Electric                      February  2012
City of Elko                 Electric                      April     2017
City of South Lake Tahoe     Electric                      April     2018
Washoe County                Gas and Water                 May       2015
Washoe County                Electric                      September 2015
Eureka County                Electric                      July      2018

     The Company applies for renewal of franchises in a timely manner prior to their respective expiration dates.

GENERAL - RESEARCH AND DEVELOPMENT
----------------------------------

     The Company participates in several utility associations, including the Electric Power Research Institute and Gas Research Institute.

ITEM 2.  PROPERTIES

     The general character of the Company's principle facilities is discussed in
Item 1, Business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company is a wholly-owned subsidiary of Sierra Pacific Resources and, as such, its common stock is not publicly traded and no market exists for it. Cash dividends declared by SPPC on its common stock were as follows (dollars in thousands):

                           1999           1998
                        ------------------------
First Quarter            $19,000        $19,000
Second Quarter            19,000         19,000
Third Quarter             19,000         19,000
Fourth Quarter            19,000         19,000
                         -------        -------

Total                    $76,000        $76,000
                         =======        =======

     After provisions for payment of dividends on all outstanding shares of preferred stock, and subject to limitations in the Company's restated articles of incorporation and its indentures, dividends may be paid on the common stock out of any funds legally available for that purpose when declared by the board of directors. As of December 31, 1999, approximately $76.0 million of retained earnings were available for the payment of dividends on common stock under the most restrictive of these limitations.

ITEM 6.   SELECTED FINANCIAL DATA

                                             Year Ended December 31,
                                             (dollars in thousands)

                                     1999           1998           1997           1996           1995
                                  ----------     ----------     ----------     ----------     ----------
Operating Revenues                 $  763,722     $  734,332     $  657,540     $  619,724     $  597,784
                                   ==========     ==========     ==========     ==========     ==========

Operating Income                   $  129,836     $  126,194     $  120,172     $  107,008     $  101,811
                                   ==========      ==========     ==========     ==========     ==========
Income Before
  Preferred Dividends              $   71,726     $   86,020     $   83,127     $   73,651     $   65,983
                                   ==========     ==========     ==========     ==========     ==========
Income Applicable To Common
 Stock                             $   66,241     $   80,561     $   77,668     $   67,351     $   58,609
                                   ==========     ==========     ==========     ==========     ==========


Total Assets                       $2,096,476     $2,011,820     $1,912,242     $1,842,628     $1,729,818
                                   ==========     ==========     ==========     ==========     ==========
Long-Term Debt and
  Redeemable Preferred
  Securities                       $  673,930     $  654,950     $  655,389     $  655,787     $  547,124
                                   ==========     ==========     ==========     ==========     ==========
Cash Dividends Paid
  Per Common Share                 $   76,000     $   75,000     $   70,000     $   63,000     $   54,000
                                   ==========     ==========     ==========     ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Net income before preferred dividends in 1999 was $71.7 million, a decrease of $14.3 million compared to 1998. The Company was authorized to earn a return on equity of 12% in its Nevada electric operations and 12% and 11.25%, respectively, in its Nevada gas and water operations. The Company may have earned in excess of its allowed regulated returns for its electric and gas operations and therefore, under its currently effective rate settlement, the Company anticipates it may make refunds to customers reflecting one half of the excess earnings. Appropriate reserves have been recorded to reflect any anticipated refunds. California operations were authorized to earn a return on common equity of 11.6% in 1999. See Regulatory Matters for more discussion of these issues.

     Nevada, the Company's primary jurisdiction, uses a marginal cost method for setting electric and gas rates by customer class. As a result, changes in sales mix can result in variations in revenues, regardless of changes in total consumption.

     The components of gross margin are set forth (dollars in thousands):

                                     1999           1998                1997
                                  ----------     ----------          ----------
Operating Revenues
  Electric                         $609,197       $585,657            $540,346
  Gas                               100,177         99,532              70,675
  Water                              54,348         49,143              46,519
                                   --------       --------            --------
        Total Revenues              763,722        734,332             657,540
                                   --------       --------            --------

Energy Costs:
  Electric                         $294,822       $271,773            $231,473
  Gas                                68,125         65,430              38,135
                                   --------       --------            --------
        Total Energy Costs          362,947        337,203             269,608
                                   --------       --------            --------
          Gross Margin             $400,775       $397,129            $387,932
                                   ========       ========            ========

Gross Margin by Segment
  Electric                         $314,375       $313,884            $308,873
  Gas                                32,052         34,102              32,540
  Water                              54,348         49,143              46,519
                                   --------       --------            --------
        Total                      $400,775       $397,129            $387,932
                                   ========       ========            ========

     The causes for significant changes in specific lines comprising the results of operations for the years ended are provided (dollars thousands):

                                                          1999                           1998                 1997
                                             --------------------------------------------------------------------------
                                                             Change from                     Change from
                                               Amount         Prior year       Amount         Prior year      Amount
                                             ----------      -----------     ----------     ------------    -----------
Electric Operating Revenues:
  Residential                                $   117,533          1.4%         $   169,109        3.7%      $   163,003
  Commercial                                     188,348          5.4%             178,752        1.9%          175,386
  Industrial                                     185,771          0.5%             184,820        4.7%          176,463
                                             -----------         ----          -----------      -----       -----------
  Retail revenues                                545,652          2.4%             532,681        3.5%          514,852
  Other                                           63,545         20.0%              52,976      107.8%           25,494
                                             -----------         ----          -----------      ------      -----------
    Total Revenues                            $  609,197           4.0%         $  585,657        8.4%       $  540,346
                                             ===========         =====         ============     =======      ==========
  Retail sales in megawatt-hours (MWH)        8,412,853           4.5%           8,047,650        3.9%        7,743,799
                                             ----------          ----          -----------      ------      -----------
  Average retail revenue per MWH             $    64.86          -2.0%         $     66.19       -0.4%      $     66.49

     In 1999, residential, commercial and industrial electric revenues increased due to a 3% increase in both residential and commercial customers and a 7.8% increase in industrial customers. The increase in residential and industrial revenues was partially offset by lower use per customer. Residential use per customer was lower due to milder weather in 1999. Industrial use per customer was lower primarily because of reduced production by several of the Company's gold mining customers as a result of lower gold prices in 1999. The average retail revenue per MWh was lower for 1999 because of higher revenues from customers that are charged lower rates per MWh. Other electric revenues were higher due to a $19.4 million increase in wholesale electric sales. This increase was partially offset by a $4.3 million reclassification from operating expense to a contra-revenue in order to reflect a refund resulting from the 1997 earnings sharing decision by the Public Utilities Commission of Nevada. Also, the increase in 1999 revenues was partially offset by a higher provision for customer refunds and also losses from the Company's Pinon Pine subsidiaries.

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

                                                        1999                         1998                 1997
                                             --------------------------   ---------------------------   ----------
                                                           Change from                   Change from
                                               Amount      Prior year       Amount       Prior year       Amount
                                             ----------    ------------   ----------     ------------   ----------
Gas Operating Revenues:
  Residential                                 $    42,888     -2.2%        $    43,833         14.1%     $    38,410
  Commercial                                       21,259     -3.5%             22,022         12.3%          19,606
  Industrial                                       11,252     -9.0%             12,368          6.8%          11,580
  Miscellaneous                                     1,305    281.3%               (720)        -6.2%            (678)
                                              -----------    -----         -----------       ------      -----------
  Total retail revenue                             76,704     -1.0%        $    77,503         12.5%     $    68,918
  Wholesale revenue                                23,473      6.6%             22,029       1153.8%           1,757
                                              -----------    -----         -----------       ------      -----------
    Total Revenues                            $   100,177      0.6%        $    99,532         40.8%     $    70,675
                                              ===========    =====         ===========       ======      ===========

  Sale (Decatherms):
  Retail                                       13,387,819     -5.3%         14,142,782         13.3%      12,487,087
  Wholesale                                    10,424,212    -11.2%         11,738,372       1278.6%         851,459
                                              ----------     -----         -----------       ------      -----------
  Total                                        23,812,031     -8.0%         25,881,154         94.0%      13,338,546
                                              ===========    ======        ===========       ======      ===========

  Average revenues per decatherm
  Retail                                      $      5.73      4.6%        $      5.48         -0.7%     $      5.52
  Wholesale                                   $      2.25     19.8%        $      1.88         -8.7%     $      2.06


     Residential, commercial and industrial gas revenues were lower in 1999 because of lower per customer use resulting from milder weather in 1999. Lower gas revenues in 1999 were partially offset by additional customers in all categories. Wholesale gas revenues were higher due to several large gas sales contracts in the first quarter of 1999.

     Residential, commercial and industrial gas revenues increased in 1998 because of a 4% increase in customers and colder than normal weather during the year. The increase in wholesale revenues reflected the Company's increased focus on this business opportunity.

                                        1999                         1998                   1997
                             ----------------------------  ----------------------------  ----------

                                            Change from                   Change from
                               Amount       Prior year       Amount       Prior year       Amount
                             ----------     ------------   ----------     ------------   ----------
Water Operating Revenues      $54,348          10.6%        $49,143            5.6%       $46,519
                              =======          ====         =======            ===        =======

     Water revenues increased during 1999 due to a 5% increase in total customers and higher use per customer as a result of less precipitation in 1999.

     Water revenues were higher in 1998 because of a 3% increase in customers and an April 1998 price increase.

                                         1999                        1998                   1997
                             ---------------------------   ---------------------------   ----------

                                            Change from                   Change from
                               Amount       Prior year       Amount       Prior year       Amount
                             ----------     ------------   ----------     ------------   ----------
Purchased Power               $  179,781        14.5%       $  156,970        20.2%       $  130,612

Purchased Power MWH            5,797,903        25.4%        4,623,959        20.5%        3,836,975
Average cost per MWH of
    Purchased Power           $    31.01        -8.7%       $    33.95        -0.3%       $    34.04

     Purchased power costs were higher in 1999 primarily because the Company fulfilled more of its total energy requirements with less expensive purchased power and reduced its own generation. Purchased power costs were also higher during 1999 due to increased wholesale sales. The higher costs were partially offset by lower average unit prices for purchased power.

     Purchased power costs were significantly higher in 1998 due mostly to the costs associated with higher wholesale electric sales as discussed previously. To a lesser extent system load growth also contributed to higher purchased power costs.

                                              1999                        1998                   1997
                                  ---------------------------   ---------------------------   ----------

                                                 Change from                   Change from
                                    Amount       Prior year       Amount       Prior year       Amount
                                  ----------     ------------   ----------     ------------   ----------
Fuel for Power Generation          $  115,065         0.2%       $  114,803        13.8%       $  100,861

MWHs generated                      4,998,140        -9.5%        5,524,262        13.7%        4,859,203
Average fuel cost per MWH
     of Generated Power            $    23.02        10.8%       $    20.78         0.1%       $    20.76

     Fuel for generation costs were comparable with the prior year despite a 9.5% reduction in the volume of electric generation. Higher gas prices and the absence of Department of Energy co-funding of fuel costs at the Pinon Pine project contributed to the higher average cost per MWh of generated power. As, previously discussed, the Company was able to replace electricity from generation with less expensive purchased power.

     The costs of fuel for generation increased in 1998 because of higher generation requirements needed to meet continued customer growth and greater use per customer.

                                                 1999                           1998                  1997
                                       ---------------------------   ---------------------------   ----------
                                                      Change from                   Change from
                                         Amount       Prior year       Amount       Prior year       Amount
                                       ----------     ------------   ----------     ------------   ----------
Gas Purchased for Resale
  Retail                                $    47,696         7.2%      $    44,473        21.2%      $    36,703
  Wholesale                                  20,429        -2.5%           20,957      1371.7%            1,424
                                        -----------       -----       -----------      ------       -----------
  Total                                 $    68,125         4.1%      $    65,430        71.6%      $    38,127
                                        ===========       =====       ===========      ======       ===========

Gas Purchased for Resale (decatherms)
  Retail                                 13,501,728        -6.6%       14,462,505        13.6%       12,727,950
  Wholesale                              10,424,212       -11.2%       11,738,372      1278.6%          851,459
                                        -----------       -----       -----------      ------       -----------
  Total                                  23,925,940        -8.7%       26,200,877        92.9%       13,579,409
                                        ===========       =====       ===========      ======       ===========

Average cost per decatherm
  Retail                                $      3.53        14.6%      $      3.08         6.9%      $      2.88
  Wholesale                             $      1.96         9.5%      $      1.79         7.2%      $      1.67

     The cost of gas purchased for retail sales increased in 1999 because of higher unit prices. The increase in gas unti prices is attributable to increased demand for gas in the Pacific Northwest and additional transportation fees.

     Consistent with the increase in retail gas revenues from customer growth and colder weather in 1998, retail gas purchases (decatherms) were higher in 1998. The average cost per decatherm for all purchases was also higher because of an increase in the unit cost of firm and spot purchases.

                                                 1999                           1998                  1997
                                       ---------------------------   ---------------------------   ----------
                                                      Change from                   Change from
                                         Amount       Prior year       Amount       Prior year       Amount
                                       ----------     ------------   ----------     ------------   ----------
Allowance for other funds used
     during construction                $(1,341)         -135.3%      $ 3,797          -33.7%       $ 5,723

Allowance for borrowed funds used
     during construction                    308           -95.2%        6,414           34.0%         4,785
                                        -------          ------       -------          -----        -------
                                        $(1,033)         -110.1%      $10,211           -2.8%       $10,508
                                        --------         ------       -------          -----        -------

     The total allowance for funds used during construction (AFUDC) was lower in 1999 because of construction completed in June and December 1998 for the Pinon and Alturas projects, respectively. Also, the 1999 amounts reflect an adjustment to reverse amounts previously charged to AFUDC of $2.3 million. This adjustment resulted from a refinement of amounts assigned to specific components of facilities that were completed at various times and that used differing AFUDC rates.

     AFUDC was slightly lower in 1998 than 1997. The 1998 amount was lower due to the completion of the Pinon Pine power project in June 1998.

                                                  1999                        1998                   1997
                                       --------------------------    ---------------------------   ----------

                                                      Change from                   Change from
                                         Amount       Prior year       Amount       Prior year       Amount
                                       ----------     -----------    ----------     ------------   ----------
Other operating expense                 $115,453           -0.5%      $116,076          -3.8%       $120,600
Maintenance expense                       22,520            1.1%        22,266          -4.8%         23,387
Depreciation and amortization             77,373           11.4%        69,435           8.3%         64,117
Income taxes                              36,042          -17.2%        43,550           7.8%         40,387
Interest charges on long-term debt        40,263            3.5%        38,890          -1.8%         39,609
Interest charges-other                    11,615           51.7%         7,659          67.1%          4,583

     Other operating expense for 1999 includes a $4.5 million adjustment, which increased expense and reduced revenue related to a rate reserve established in 1998. This was offset by other reductions. Other operating expense was lower in 1998 due to lower costs for stock compensation, post-retirement benefits, fuel buyouts, lower accruals for delays in the construction of Pinon, and no flood damage costs.

     Maintenance expense for 1999 was comparable to the prior year. Maintenance expense was lower in 1998 because of additional electric plant maintenance performed during the previous year.

     Depreciation and amortization expense increased for 1999 due to the completion of the Alturas intertie in December 1998 and the Pinon post-gasification facilities in June 1998. Depreciation expense increased in 1998 because of the Pinon Pine facilities completed in 1998. Also, 1998 depreciation was higher due to water division additions and other customer improvements added to plant in service late in 1997.

     Operating income taxes were less in 1999 due to lower operating income before income taxes and a lower effective tax rate for the year. Operating income taxes increased in 1998 due to increases in pre-tax income and the effective tax rate. See Note 5 for more information.

     Interest on long term debt was slightly higher in 1999 due to higher average long-term debt balances over the prior year. Interest on long-term debt was lower in 1998 because of the redemption of $5 million of 8.65% medium-term notes on June 18, 1998. See Note 6 to the consolidated financial statements for more information related to long-term debt.

     Interest charges-other were higher for 1999 because of a Public Utilities Commission of Nevada's decision to assess partial interest on amounts payable in the 1997 earnings sharing case and higher average short-term borrowing in 1999. Interest charges-other increased in 1998 because of higher short-term debt balances utilized to partially finance the Alturas transmission project.

Liquidity and Capital Resources

     Overall net cash flows decreased during 1999, as compared to 1998, due to lower net cash flows from operating activities and to a lesser extent greater cash used in investing activities. The decrease in cash flows from operating and investing activities was partially offset by cash provided from financing activities. The decrease in cash provided from operating activities was primarily due to cash utilized for customer refunds and merger related cash requirements. The increase in cash used for investing activities was due to the Company's acquisition of General Electric Capital Corporation's interest in

Pinon Pine Company L.L.C., GPSF-B. Net cash provided by financing activities resulted from the issuance of $24 million of California rate reduction bonds in April 1999, and $100 million floating rate notes issued on September 17, 1999. See "Regulatory Matters" for more details regarding the California bonds.

     Overall net cash flows increased slightly during 1998, as compared to 1997, due to higher net cash flows from operating and financing activities which were mostly offset by more cash used in investing activities. The increase in cash flows from operating activities was mainly due to higher operating income as a result of increased revenues from customer growth. The increase in cash used in investing activities was primarily due to increased construction expenditures. The increase in net cash provided by financing activities was mainly due to increased long-term and short-term borrowings.

CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

     The table below provides cash construction expenditures and net internally generated cash for 1997 through 1999 (dollars in thousands):

                                                    1999           1998           1997          Total
                                               ----------     ----------     ----------     ----------
Cash Construction Expenditures                 $  116,131     $   39,098     $  110,878     $  366,107
                                               ==========     ==========     ==========     ==========

Net cash flow from operating activities           122,329        153,191        145,455        420,975
Less common & preferred cash dividends             81,746         80,459         75,459        237,664
                                               ----------     ----------     ----------     ----------

Internally generated cash                          40,583         72,732         69,996        183,311
Add equity contribution from parent                22,000         17,250         27,000         66,250
                                               ----------     ----------     ----------     ----------
Total cash available                           $   62,583     $   89,982     $   96,996     $  249,561
                                               ==========     ==========     ==========     ==========

Internally generated cash as a percentage
 of cash construction expenditures                     35%            52%            63%            50%
Total cash available as a percentage of
 cash construction expenditures                        54%            64%            87%            68%

     SPPC's estimated cash construction expenditures for 2000 through 2004 are $680 million. SPPC estimates that 63% of its 2000 cash expenditures of approximately $125 million will be provided by internally generated funds, with the remainder being provided by the issuance of long-term debt, short-term debt, and parent contributions.

     SPPC's estimated level of internally generated cash utilized for construction of 63% anticipates that SPPC will pay all of its net income in dividends to SPR. SPPC anticipates receiving $28 million of capital contribution from SPR in 2000.

CAPITAL STRUCTURE
-----------------

     As of December 31, 1999 SPPC had $110 million commercial paper issued and outstanding. SPPC's commercial paper is rated A2 and P2 by Standard and Poor's and Moody's, respectively.

     SPPC's actual capital structure at December 31, 1999, 1998, and 1997 was as follows (dollars in thousands):

                                    1999                        1998                    1997
                             ---------------------    ---------------------    ----------------------

Short-Term Debt (1)           $  212,339      13%      $  135,473       9%      $   75,454       6%
Long-Term Debt                   625,430      39%         606,450      40%         606,889      42%
Preferred Stock                   50,000       3%          73,115       5%          73,115       5%
Preferred Securities              48,500       3%          48,500       3%          48,500       3%
Common Equity                    673,738      42%         661,367      43%         639,556      44%
                              ------------------       ------------------       ------------------
   TOTAL                      $1,610,007     100%      $1,524,905     100%      $1,443,514     100%
                              ==================       ==================       ==================

(1)  Including current maturities of long-term debt and preferred stock.

     The indenture under which the SPPC's first mortgage bonds are issued, prescribes certain coverage ratios that must be met before additional bonds may be issued. At December 31, 1999, these coverage provisions would allow for the issuance of approximately $511 million in additional first mortgage bonds at an assumed interest rate of 8.0%. The indenture also limits the amount of first mortgage bonds that SPPC may issue to 60 percent of unfunded property plus the amount of any previously issued bonds that have since been retired. Based on certifications to the trustee as of December 31, 1999, these indenture provisions would have allowed for the issuance of approximately $845 million in additional first mortgage bonds.

     SPPC's secured long-term debt is rated A-, A3 by Standard & Poor's and Moody's, respectively. SPPC's pre-tax interest coverages for 1999, 1998 and 1997 were 3.15%, 3.87% and 3.86%, respectively.

REGULATORY
-----------

Restructuring
-------------

Electric Restructuring Activities

     In 1997, the Governor of Nevada signed into law Assembly Bill 366 (AB366) that provided for competition to be implemented in the electric utility industry. In 1999 the Governor signed into law Senate Bill 438 (SB438) that amended AB 366. SB 438 contains the following major provisions:

     . In addition to generation, metering and billing are declared to be potentially competitive services.
     . The start date for competition is March 1, 2000 or such other start date determined to be in the public interest by the Governor.
     . The electric distribution utility is the provider of last resort (PLR) until alternate methods go into effect, no sooner than July 1, 2001. PLR rates are capped until March 1, 2003 at the rates in effect as of July 1, 1999, as adjusted for any deferred energy cases filed with the PUCN prior to October 1, 1999.
     . Allows the use of the net proceeds of generation divestiture to pay for certain reductions in PLR revenues until March 1, 2003, arising from the departure of customers who select new suppliers.
     .    Repeals deferred energy for electric utilities on October 1, 1999.
     . Permits alternative sellers to submit bids to provide PLR service after July 1, 2001, subject to a PUCN public interest finding and a PUCN-held auction.
     . Provides for the recovery of Past Costs, often referred to as stranded costs, including specific criteria for recovery of purchase power costs.

     The PUCN has conducted a number of hearings associated with AB366 and SB438. In February 2000 the Governor of Nevada delayed the start date of competition indefinitely. Electric competition may begin later in 2000 or 2001. Generally, restructuring regulations have proceeded slowly. Currently, many important regulations, including the affiliate regulations and the PLR, are not
complete.   In their present form several of the proposed regulations could have potentially significant negative financial ramifications. These regulations and the potential risks are described below. The Company's management is actively working to modify these regulations. Several key Nevada restructuring issues have also arisen in other states, been litigated, and resolved in favor of the
utility.   If final regulations are not modified to remove the financial risk exposures, The Company will likely pursue legal action to resolve these issues. As a final option, the Company will seek an injunction to the start of competition or to overturn portions of SB438.

Affiliate Transaction Regulation

     While SB438 allows for the use of name and logo, the affiliate regulation has not yet been modified to reflect this change. In addition, the Company has requested that the PUCN modify the rule related to sharing services, sharing officers and directors, and transfer pricing. To date the PUCN has not acted on this request. On March 30, 1999, SPPC and the Company filed with the District Court a "Complaint and Petition for Declaratory and Injunctive Relief and for Judicial Review" relating to the Affiliate Transaction Rules. SPPC and the Company asked that the court find that the rules "violate plaintiff's federal and state constitutional guarantees, are unlawful and invalid because they were enacted in violation of the procedural and substantive provisions of the Administrative Procedures Act, and are unlawful and invalid because they exceed the authority of the PUCN and are unsupported by the evidence." SPPC and NVP asked that the court order the PUCN "to cease and desist from enforcing the regulations."

Past Costs

     Past costs, commonly referred to as stranded costs in other jurisdictions, were the subject of several hearings in 1999. AB366/ SB438 permit the recovery of costs associated with potentially competitive services such as generation and purchased power pursuant to specified legal criteria. In the hearings, various topics were discussed including the characteristics that define recoverable past costs, criteria for evaluating the effectiveness of mitigation efforts, options for cost recovery mechanisms, and applicable tax and accounting issues.

     On December 29, 1999 the PUCN adopted the past cost regulation. This regulation requires the utility to file for past costs 45 days after the adoption of the regulation or issuance of the final order in the compliance plan filing. The regulation requires estimates of book values and market values as of the opening date of competition. In addition, the Company must provide documentation relative to criteria in the law such as mitigation efforts, conduct relative to other states, and efforts to minimize taxes. The PUCN will take these criteria into consideration in determining allowable past costs. During comments related to this rule, the Company raised a number of legal issues including treatment of purchase power agreements, ability to true up initial estimates of past costs to actual results, and ability to recover costs to implement restructuring. The Company has not completed an estimate of its past costs, since such a calculation is dependent on a variety of issues related
to restructuring which are not resolved at this time.   However based upon the
current regulation and the positions taken by other parties to the rulemaking, several risk areas have been identified including:

 .    SB438 criteria provide latitude for the PUCN to reduce the Company's stranded cost claim.

 .    Purchase power agreements are the largest category of past costs. Federal and state laws provide protection to federally mandated power purchase contracts. The Company believes that the PUCN regulation provides less security to recover purchase power costs than provided by federal and state laws.

 .    Because the regulation does not provide a guaranteed true up to actual results, it is possible that stranded cost recovery could be set too low to recover all stranded costs.

 . The stranded cost proceeding will establish the gain or loss on the divestiture sale of generation assets; the regulation provides that any gain on divestiture would be utilized to reduce stranded costs. Some elements of the calculation may be controversial. In addition the regulation does not address other claims to generation gain, such as recovery of certain revenue shortfalls as allowed by SB438, which may arise as customers leave the PLR.

     The Company is currently evaluating challenges to the regulation and will actively pursue changes in the regulatory process or, if necessary, pursue legal challenges in the federal and or state courts. The Company believes that based upon the content of the regulation and the applicable law, legal challenge relative to purchase power agreements has a strong possibility of being successful.

Provider of Last Resort

     The provider of last resort (PLR) will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins. SB 438 provides for the electric distribution utility (EDU) to provide PLR services until July 1, 2001. The PUCN has conducted several workshops and hearings on the PLR regulations. This rule is not expected to be finalized until mid-2000. The current draft proposed regulation includes standards of conduct relative to distribution and provider of last resort functions, which require segregation of operating functions and constraints on sharing of common services. As part of their comments during development of the proposed regulation, the Company raised concerns regarding the financial impacts of the proposed regulations that place into question the financial viability of the PLR. For instance the current regulations restrict the PLR from relying on distribution assets or revenues to obtain credit. Second, the current regulations provide no financial reward potential for the significant fuel price risks that the PLR may face during the PLR rate cap period which ends March 1, 2003. Third, the proposed standards of conduct for the EDU and PLR will increase costs as a result of the loss of economies of scale and scope.

     In addition to these impacts, the proposed regulation does not address two important areas associated with the PLR. Regulations have yet to be developed that fairly compensates the utility for recovery of revenue shortfalls allowed under SB438 which arise as customers leave the PLR for new suppliers. Regulations also do not address how the Company will be able to collect the costs, allowed by SB438, which will be incurred to serve customers who leave the PLR and later return.

     In the ongoing rulemaking process the Company is working to address these serious concerns and modify the PLR regulation. If the proposed regulations are adopted in their current form, the Company will seek to transition out of the PLR function. In addition, if necessary, the Company is prepared to pursue legal remedies to mitigate any significant financial exposures associated with the final PLR regulation.

Independent Scheduling Administrator

     The Company has participated in interim Independent Scheduling Administrator (iISA) working groups which are developing iISA standards, protocols and procedures. The PUCN has held hearings regarding entities interested in performing the iISA function, the timeline, the functions to be performed, the costs and how these entities will adhere to the PUCN iISA principles. To date the Company has not agreed to provide funding for the iISA because the PUCN has not provided a mechanism for the Company to recover costs associated with iISA. However in February 2000 the PUCN opened an investigatory docket to consider the funding and other transmission access issues. See FERC Matters for further discussion.

Gas Restructuring

     To comply with Nevada AB 366 for natural gas deregulation, the PUCN has developed some new natural gas rules. In 1999, little gas restructuring activity occurred. Two new regulations, gas licensing and gas licensing fees were adopted by the PUCN in 1999.



Nevada Matters
--------------

Non-price Terms and Conditions for Distribution Service

     On February 1, 1999, the Company filed its non-price terms and conditions for unbundled distribution service pursuant to the PUCN regulations. A stipulation resolving most issues and agreeing to further filings on unresolved issues was filed with the PUCN on April 9, 1999, and subsequently approved by the PUCN on April 22, 1999. Settlements regarding the unresolved issues were subsequently filed and approved by the PUCN.

Unbundling of Utility Services

     On April 1, 1999, the Company filed the revenue requirements and unbundling study portions of the Compliance Filing with the PUCN. The filing included the development of an electric revenue requirement for the test period 1998. The compliance filing regulation requires the revenue requirement development to be in the form used for rate cases. In the unbundling study, the revenue requirement was assigned and allocated to a number of service components including generation, aggregation, transmission, distribution, metering, billing, and customer services. On September 23, 1999, The PUCN issued an interim order on the Company's April 1 compliance filing. The order contained the PUCN's decision on revenue requirements, return on equity, depreciation, and the unbundling study. The Company did not utilize the order's revenue requirement, return on equity or depreciation rates from Phase II of the case because SB438 legally mandated that the Company use its July 1, 1999 revenue requirement.

Pricing of Distribution Service

     On October 8, 1999, the Company filed final versions of the approved non-price terms and conditions and rates reflecting a revenue requirement thought by the Company to be correct and in accordance with SB 438. Hearings were held in early November. A decision is expected in 2000.

Merger of SPR and Nevada Power Company

     On April 8, 1999, SPR and NVP filed a joint application with the PUCN for approval of their proposed merger. On January 4, 1999, the PUCN issued the final order in the merger case. On December 31, 1998, the PUCN voted 3-0 to approve the merger, with conditions. The conditions include, among others, requirements to divest generation, file the divestiture plan with the PUCN for approval, file an ISA proposal at the FERC, file a generation tariff at the FERC, file a rate case and unbundle costs in 1999, file a subsequent rate case three years after retail competition, and submit an application to recover stranded costs.

Earnings Sharing

     On April 30, 1999, the Company filed its second compliance filings related to the 1997 rate stipulation The filings provide a calculation of Sierra's electric and gas earnings in excess of a 12% return on equity (ROE). Any earnings in excess of 12% ROE are shared 50/50 between shareholders and customers. On August 19, 1999, the PUCN approved a stipulation between SPPC, Staff, and the UCA that rebated $7.37 million and $1.98 million to electric and gas customers, respectively in 1999. Based on 1999 operating results, SPPC anticipates it may make refunds to customers. Appropriate reserves have been recorded to reflect any anticipated refunds.

Generation Divestiture

     The Company has filed with the PUCN its request for approval to sell its generation plants on October 12, 1999. On February 18, 2000, the PUCN approved an application to sell the generation plants of both SPPC and NVP. The revised divestiture plan was approved unanimously by the PUCN. Under the terms of the approved plan, both utilities will sell all of their power plants through an auction process.

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

     In order for the Company to recover transition and associated costs, the California Public Utilities Commission (CPUC) authorized the establishment of non-bypassable, usage-based, per kilowatt hour charges ("FTA Charges"), to be included in the regular utility bills of residential and small commercial consumers located in the historical service territory of the Company in California. The right to receive payments made in respect of the FTA Charges is referred to as Transition Property.

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

     On January 10, 2000, the CPUC approved the Company's annual true-up of the FTA charges effective January 1, 2000.

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

Distribution Competition

     The CPUC has opened a docket item to solicit comments and proposals on distributed generation and competition in electric distribution service. The Company is actively participating in the on-going workshops. It is too early to determine how this proceeding may affect the Company.


Generation Divestiture

     The Company has filed with the CPUC its request for approval to sell its generation plants. The Company plans to file a revised application during the first half of 2000.

Distribution Performance-Based Rate-making (PBR)

     On January 3, 2000, the Company filed a distribution PBR proposal to become effective January 1, 2001 through 2003. The proposal includes rate indexing and earnings sharing mechanisms as well as performance indicators for employee safety, customer satisfaction and system reliability. The Company will submit a 2001 Cost of Capital filing in May 2000 and a Distribution PBR 2001 Cost of Service filing in June 2000.

FERC Matters
------------

Regional Transmission Organizations

     On May 13, 1999, the FERC issued a Notice of Proposed Rulemaking on Regional Transmission Organizations (RTOs). the FERC proposed characteristics of an RTO and also the requirement for utilities to form or join RTOs.

     On August 23, 1999, the Company filed comments on the proposed rule along with numerous other parties. On December 15, 1999, the FERC approved the final rule on RTOs.

Merger

     On April 14, 1999, the FERC voted to approve the merger of SPR and NVP, as proposed. In approving the merger the FERC required the companies to divest of their generation facilities (as proposed by the companies) and required Nevada Power to file an update of its transmission rates (also proposed by the companies).

     On May 17th, TDPUD filed a Petition for Rehearing of the FERC's order approving the merger. TDPUD claims the FERC violated its own policy by allowing the merger to be consummated prior to divestiture of generation assets. The Company and Nevada Power filed an answer to TDPUD's Petition for Rehearing in May. On July 14, 1999, the FERC denied all aspects of TDPUD's petition.

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

     On October 12, 1999, the Company filed an Offer of Partial Settlement which resolved all issues but pricing to the Mines and to the City of Fallon. On November 3, the Partial Settlement was certified to the FERC. A status report on the two remaining issues was filed on January 11, 2000. On January 31, 2000, the FERC approved the Partial Settlement.

Generation Tariffs

     On March 31, 1999, the Company filed Docket No. ER99-2332 with the FERC for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of the Company's generation would operate after divestiture. The tariffs permit market-based rates after the offering of capacity under a cost-based recourse approach.

     Motions to intervene and protest in the Company's generation tariffs rate case were due on April 20, 1999. Newmont, City of Fallon, and TDPUD filed motions to intervene and protest. Barrick (a mining company) filed a motion to intervene with comments. Several other parties also filed interventions. The PUCN filed motion to intervene and protest one day after the date established by the FERC. The PUCN requested the FERC to hold the proceedings in abeyance to allow the PUCN more time to review SPPC's divestiture plan filing.

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

     On November 1, the FERC dismissed the tariffs, apparently misinterpreting the agreement reached with the PUCN on the tariffs. On November 22, 1999 the Company filed a request for rehearing of the FERC's November 1 order dismissing the tariffs. The rehearing request explains how the FERC erred in dismissing the tariff. On December 17, 1999, the FERC issued an Order Granting Rehearing for Further Consideration. A decision is expected in 2000.

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

     On January 27, 2000, the FERC issued an order approving with modifications the Mountain West ISA proposal. The PUCN is continuing to review aspects of the filing, including funding for the Mountain West ISA.

YEAR 2000 ISSUES
----------------

     The Company uses business application software programs and relies on computing infrastructure that includes embedded systems that have a Year 2000
(Y2K) affect on the Company. In many cases, the Company's software programs and embedded systems used two-digit years that recognized a date using `00' as the year 1900 rather than the year 2000. This could have resulted in the computer or device shutting down, performing incorrect computations, or performing in an inconsistent manner.

     In 1996, the Company established its Y2K project to address Y2K issues. The project's scope included: (1) business application systems (including, but not limited to, customer information and billing) and financial systems (including time reporting, payroll, general ledger, accounts payable and purchasing, and end-user developed systems); (2) embedded systems (including equipment that operates or controls operating facilities such as power plants, electric transmission and distribution, water, gas, telecommunications, and information technology systems); (3) customer, vendor, and supplier relationships; and (4) testing and contingency planning.

Business Application Systems

     The initial focus for the Y2K project team was on the business application systems. In the fall of 1996 the Company purchased software assessment tools and completed its inventory and code assessment for its mainframe business systems. The Company developed and strictly adhered to a Y2K methodology that included unit, system wide and Y2K date specific testing. As of November 1999 the Company had completed the assessment and modification of 100% of its business systems.

     The Company experienced few business systems errors due to Y2K in the first week of 2000. The Company utilized quick action response teams and corrected all known problems without any material impact to its customers.

Embedded Systems

     The Company hired an outside engineering consultant, Network Systems Engineering Corporation (NSEC), to assist the Company's staff in conducting a thorough and comprehensive inventory of its embedded systems at the component level. All systems were inventoried and assessed for Y2K date impacts. This inventory identified over 2,500 potentially date sensitive items. The Company and NSEC contacted all manufacturers of those components that they have identified as critical to operations and continues to contact other manufacturers of embedded system components to determine if their components were Y2K ready. As of June 30, 1999, 100% of the Company's mission critical embedded systems were Y2K ready.

Vendors and Suppliers

     The Company contacted, in writing, all vendors and suppliers of products and services that it considered critical to its operations. These contacts included, but were not limited to, suppliers of interstate transportation capacity for coal supplies, natural gas producers, financial institutions, and telephone service providers. The Company met one on one with several of its critical vendors and suppliers to assess their Y2K readiness. From these meetings, the Company felt that these vendors and suppliers had a viable Y2K program.

     There were no major vendor or supplier problems related to Y2K. During the first week of 2000, there were two vendor software licensing date problems and were corrected the same day they occurred.

Major Customers

     The Company met face to face with many of its major customers to share its progress on Y2K. Also discussed at these meetings was the customer's Y2K readiness. There were no major customer issues related to the Y2K date rollover.

Contingency Planning

     The Company's Y2K strategies included contingency planning for both business and embedded systems. The planning effort included critical Company areas such as electric generation, water, gas, telecommunications, building facilities, information technology, networks, vendors, suppliers, and operations personnel. Quick action response teams and additional Company personnel were available for the century rollover. Additionally, the Company's Emergency Operations Center (EOC) was activated for the century rollover. All Company contingency plans were completed as of September 30, 1999.

     As the result of a non-eventful year 2000 rollover, it was not necessary to invoke Company contingency plans.

     As part of its normal business practice, the Company maintains plans to follow during emergency circumstances.

Potential Risks

     With respect to its internal operations, those over which the Company has direct control, the Company believed the most significant potential risks from Y2K problems were: (1) its ability to use electronic devices to control and operate its generation, gas, water, telecommunication, transmission and distribution systems, (2) its ability to render timely bills to its customers, and (3) the ability to maintain continuous operations of its computer systems.

     Based upon the smooth transition to year 2000, the Company believes the continued probability of such failures is low. The Company is monitoring the progress of these critical entities and contingency plans will remain in place to address the potential failure of an external party.

Effect on Operations

     The Company had no significant impacts on fourth quarter 1999 operations as a result of Y2K problems.

     The Company experienced no significant interruptions to operations or business systems related to Y2K problems during the actual date rollover period.

     The Company feels that there will be minimal risks during the year 2000 and that any Y2K related problems will be minor and corrected immediately without effect on operations.

Financial Implications

     With 100% of mission critical components tested, the Company anticipated and proved that the transition through critical Y2K dates had minimal impact on the Company's Electric, Gas, and Water operations during year 2000 rollover period and during year 2000 and beyond. These results are reflected in reduced costs discussed below.

     The Company had estimated that its total incremental expenditures for the Y2K effort, since it began identification of Y2K cost, would be approximately $5.9 million. This estimate has been reduced from amounts previously reported based on updated assessments of the project costs. Y2K costs include assessment, remediation, testing, and contingency planning activities. Of the total project costs $5.4 million was incurred through December 31, 1999.

     Approximately $4.0 million of the expenditures are operating and maintenance expenses, and $1.4 million are capital expenditures. The Company anticipates that the remaining Y2K expenditures will be approximately $100,000 for the 2000 business year. Final archiving of hard copy and electronic documentation, project review, and project shutdown will be completed in the first quarter of 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The only such instruments are Company issued fixed-rate and variable-rate debt, and preferred securities obligations which were as follows as of December 31, 1998 and 1999.

Long-term debt (Dollars in Thousands):

Expected                         Expected Maturity                     Weighted Average
Maturity Date                        Amounts                            Interest Rates                     Fair Value
------------------------------------------------------------------------------------------------------------------------
                                    December 31                           December 31                     December 31
Fixed Rate                        1999        1998                    1999         1998                 1999        1998
                                  ----        ----                    ----         ----                 ----        ----
   1999                              -      $ 30,500                     -          6.88%
   2000                          2,755           300                  6.24%         9.00%
   2001                         19,620        17,500                  5.56%         5.51%
   2002                          2,626           200                  6.11%         9.00%
   2003                         20,632        18,200                  5.63%         5.60%
   2004                          2,621             -                  6.12%             -
   Thereafter                  499,931       490,500                  6.62%         6.83%
                              ======================                  ===================                ======================
Total Fixed Rate              $548,185      $556,900                                                     $529,875      $592,373

Variable Rate
   Due 2000                   $100,000             -                  6.87%             -
   Due 2020                     80,000        80,000                 *3.81%         3.55%
                              =======================                 ===================                ======================
                              $180,000      $ 80,000                                                     $180,000      $ 80,000
Preferred securities
(fixed rate)
  Due 2036                    $ 48,500      $ 48,500                  8.60%             -                $ 48,500      $ 48,500
                              =======================                 ===================                ======================

Total                         $776,685      $686,900                                                     $758,375      $720,873

* Weighted daily average rate for month ended December 31, 1998 and 1999

Commodity Price Risk

     SPPC is exposed to commodity price risk primarily related to changes in the market price of electricity as well as changes in fuel costs incurred to generate electricity. Although the potential exists for market risk within these contracts, the future costs are expected to be covered in the rate making process. SPPC's gas local distribution company is also protected by deferred energy accounting procedures (See Note 1 to the Financial Statements). These risks are not expected to expose SPPC to significant market risks related to commodity price fluctuations. As a result of the merger of SPR and NVP, the Board of Directors of the combined company requested that management review and consolidate the Risk Management Programs of the two utilities. SPPC and NVP engaged the services of a leading energy risk management consulting company to review existing policies and procedures, make any recommendations to the existing Program, and implement the revised Program. That project led SPPC to adopt revised policies and procedures, implement new IT systems to track any commodity price exposures, as well as focus on potential "Earnings-at-Risk" which measures the amount of exposure that SPPC have to energy prices at any point in time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                          Page
                                                                                          -----

Independent Auditors' Report................................................................52
Financial Statements:

          Consolidated Balance Sheets as of December 31, 1999 and 1998......................53
          Consolidated Statements of Income for the Years Ended December 31,
            1999, 1998 and 1997.............................................................54
          Consolidated Statements of Common Shareholder's Equity for the
            Years Ended December 31, 1999, 1998 and 1997....................................55
          Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1999, 1998 and 1997................................................56
          Consolidated Statements of Capitalization as of December 31, 1999 and 1998.....57-58

Notes to Consolidated Financial Statements...............................................59-81

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of Sierra Pacific Power Company
Reno, Nevada

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Reno, Nevada
February 29, 2000

                         SIERRA PACIFIC POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                                   December 31,
ASSETS:                                                                                    1999                     1998
-------                                                                                    ----                     ----
Utility Plant, at Original Cost:
  Plant in service                                                                      $2,420,728               $2,348,996
   Less accumulated provision for depreciation                                             799,099                  727,624
                                                                                         ---------                ---------
                                                                                         1,621,629                1,621,372
  Construction work in progress                                                             97,561                   55,670
                                                                                         ---------                ---------
                                                                                         1,719,190                1,677,042
                                                                                         ---------                ---------
Other Investments                                                                           62,704                   34,022
                                                                                         ---------                ---------
Current Assets:
  Cash and cash equivalents                                                                  3,011                   15,197
  Accounts receivable less provision for
   Uncollectible accounts: 1999 - $3,649; 1998 - $3,461                                    113,695                  114,380
  Materials, supplies and fuel, at average cost                                             30,070                   25,776
  Other                                                                                      3,103                    2,692
                                                                                           -------                  -------
                                                                                           149,879                  158,045
Deferred Charges:
  Regulatory tax asset                                                                      65,531                   65,619
  Other regulatory assets                                                                   73,660                   61,675
  Other                                                                                     25,512                   15,417
                                                                                           -------                  -------
                                                                                           164,703                  142,711
                                                                                           -------                  -------
                                                                                        $2,096,476               $2,011,820
                                                                                        ==========               ==========
CAPITALIZATION AND LIABILITIES:
-------------------------------
Capitalization:
  Common shareholder's equity                                                           $  673,738               $  661,367
  Preferred stock                                                                           50,000                   73,115
Preferred securities subject to mandatory redemption                                        48,500                   48,500
  Long-term debt                                                                           625,430                  606,450
                                                                                         ---------                ---------
                                                                                         1,397,668                1,389,432
                                                                                         ---------                ---------
Current Liabilities:
  Short-term borrowings                                                                    109,584                  105,000
  Current maturities of long-term debt                                                     102,755                   30,473
  Accounts payable                                                                          78,491                   66,032
  Accrued interest                                                                           5,110                    7,535
  Dividends declared                                                                        19,974                   20,365
  Accrued salaries and benefits                                                              8,385                   12,131
  Other current liabilities                                                                 10,673                   27,759
                                                                                           -------                  -------
                                                                                           334,972                  269,295
                                                                                           -------                  -------
Commitments & Contingencies (Note 13)

Deferred Credits:
  Deferred federal income taxes                                                            170,261                  161,697
  Deferred investment tax credits                                                           35,980                   37,944
  Regulatory tax liability                                                                  37,846                   38,939
  Accrued retirement benefits                                                               49,052                   42,560
  Customer advances for construction                                                        40,081                   34,961
  Other                                                                                     30,616                   36,992
                                                                                           -------                  -------
                                                                                           363,836                  353,093
                                                                                           -------                  -------
                                                                                        $2,096,476               $2,011,820
                                                                                        ==========               ==========

The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)


                                                                                Year Ended December 31,

                                                                1999                      1998                      1997
                                                                ----                      ----                      ----
Operating Revenues:
  Electric                                                    $609,197                  $585,657                  $540,346
  Gas                                                          100,177                    99,532                    70,675
  Water                                                         54,348                    49,143                    46,519
                                                              --------                  --------                  --------
                                                               763,722                   734,332                   657,540
                                                              --------                  --------                  --------
Operating Expenses:
  Operation:
    Purchased power                                            179,781                   156,970                   130,612
    Fuel for power generation                                  115,065                   114,803                   100,861
    Gas purchased for resale                                    68,125                    65,430                    38,127
    Deferral of energy costs-net                                     -                         -                         8
    Other                                                      115,453                   116,076                   120,600
  Maintenance                                                   22,520                    22,266                    23,387
  Depreciation and amortization                                 77,373                    69,435                    64,117
  Taxes:
    Income taxes                                                36,042                    43,550                    40,387
    Other than income                                           19,527                    19,608                    19,269
                                                              --------                  --------                  --------
                                                               633,886                   608,138                   537,368
                                                              --------                  --------                  --------
Operating Income                                               129,836                   126,194                   120,172
                                                              --------                  --------                  --------

Other Income:
  Allowance for other funds used during construction            (1,341)                    3,797                     5,723
  Other (expense)/income-net                                    (1,028)                      335                       810
                                                               --------                  -------                   -------
                                                                (2,369)                    4,132                     6,533
                                                               --------                  -------                   -------
   Total Income Before Interest Charges                        127,467                   130,326                   126,705
                                                               --------                  -------                   -------

Interest Charges:
  Long-term debt                                                40,263                    38,890                    39,609
  Other                                                         11,615                     7,659                     4,583
  Allowance for borrowed funds used during
    construction and capitalized interest                         (308)                   (6,414)                   (4,785)
                                                                -------                   -------                   -------
                                                                51,570                    40,135                    39,407
                                                                -------                   -------                   -------
Income Before Dividends on Mandatorily Redeemable
Preferred Securities                                            75,897                    90,191                    87,298
Preferred dividend requirements of company-obligated
mandatorily redeemable preferred securities                     (4,171)                   (4,171)                   (4,171)
                                                                -------                   -------                   -------
 Income Before Preferred Dividend requirements                  71,726                    86,020                    83,127
 Preferred dividend requirements and premium paid on
   redemption                                                   (5,485)                   (5,459)                   (5,459)
                                                                -------                   -------                   -------
 Income Applicable to Common Stock                            $ 66,241                  $ 80,561                  $ 77,668
                                                              =========                 =========                 =========


The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF COMMON
                             SHAREHOLDER'S EQUITY
                            (Dollars in Thousands)



                                                                           Year ended December 31,

                                                            1999                      1998                       1997
                                                            ----                      ----                       ----

Common Stock
------------
Balance at Beginning of Year
  and End of Year                                        $       4                 $       4                  $       4

Other Paid-In Capital
---------------------

Balance at Beginning of Year                               562,684                   545,434                    518,434
Additional investment by parent company                     22,000                    17,250                     27,000
                                                           -------                   -------                    -------
Balance at End of Year                                     584,684                   562,684                    545,434
                                                           -------                   -------                    -------

Retained Earnings
-----------------

Balance at Beginning of Year                                98,679                    94,118                     88,458
Income before preferred dividends                           71,726                    86,020                     83,127
Preferred stock dividends declared & premium on
   redemption                                               (5,355)                   (5,459)                    (5,459)
Common stock dividends declared                            (76,000)                  (76,000)                   (72,000)
Cost of issuing common stock
  (reimbursement to parent company)                              -                         -                         (8)
                                                           --------                  --------                   --------
Balance at End of Year                                      89,050                    98,679                     94,118
                                                           --------                  --------                   --------

Total Common Shareholder's Equity at
    End of Year                                           $673,738                  $661,367                   $639,556
                                                          =========                 ========                   ========

The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                        Year Ended December 31,

                                                                                  1999            1998            1997
                                                                                  ----            ----            ----
Cash Flows From Operating Activities:
------------------------------------
  Income before preferred dividends                                            $71,726         $86,020         $83,127
Non-Cash items included in income:
   Depreciation and amortization                                                77,373          69,435          64,117
   Deferred taxes and investment tax credits                                     5,595          (3,743)         (2,772)
   AFUDC and capitalized interest                                                1,033         (10,211)        (10,508)
   Deferred energy costs, merger costs and other non-cash                        8,644           2,400          (2,151)
   Early Retirement and severance amortization                                   4,194           4,177           4,551
  Changes in certain assets and liabilities:
   Accounts receivable                                                             685         (13,836)        (10,144)
   Materials, supplies and fuel                                                 (4,294)           (521)          2,331
   Other current assets                                                           (411)           (120)          1,376
   Accounts payable                                                             12,459           2,944           9,090
   Other current liabilities                                                   (23,257)          6,844           1,543
   Other - net                                                                 (31,418)          9,802           4,895
                                                                               --------        -------         -------
Net Cash Flows From Operating Activities                                       122,329         153,191         145,455
                                                                               --------        -------         -------


Cash Flows From Investing Activities:
------------------------------------
   Additions to utility plant                                                 (142,306)       (183,384)       (147,801)
   Non-cash charges to utility plant                                              (768)         10,587          11,553
   Customer refunds for construction                                             5,120          (3,517)           (951)
   Contributions in aid of construction                                         21,823          37,216          26,321
                                                                              ---------       ---------       ---------
     Net cash used for utility plant                                          (116,131)       (139,098)       (110,878)
   Investment in subsidiaries and other non-utility property-net               (28,720)         (2,788)         (5,254)
                                                                              ---------       ---------       ---------
Net Cash Used in Investing Activities                                         (144,851)       (141,886)       (116,132)
                                                                              ---------       ---------       ---------

Cash Flows From Financing Activities:
------------------------------------
  Increase in short-term borrowings                                              1,972          30,637          40,583
  Proceeds from issuance of long-term debt                                     124,495          35,000               -
  Retirement of long-term debt                                                 (33,270)         (5,456)        (15,417)
  Retirement of preferred stock                                                (23,115)              -               -
  Additional investment by parent company                                       22,000          17,250          27,000
  Dividends paid and premiums on preferred redemption                          (81,746)        (80,459)        (75,459)
                                                                               --------        --------        --------
Net Cash Provided (Used) By Financing Activities                                10,336          (3,028)        (23,293)
                                                                               --------        --------        --------
Net (Decrease) Increase  in Cash and Cash Equivalents                          (12,186)          8,277           6,030
Beginning Balance in Cash and Cash Equivalents                                  15,197           6,920             890
                                                                               --------        -------          -------
Ending Balance in Cash and Cash Equivalents                                   $  3,011        $ 15,197        $  6,920
                                                                                =======        =======       ===========


Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
  Cash Paid During Year For:
    Interest                                                                  $54,303         $48,250         $46,824
    Income taxes                                                               28,604          45,963          41,656

The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (Dollars in Thousands)

                                                                                                 December 31,
Common Shareholder's Equity:                                                              1999                  1998
---------------------------
 Common Stock, $3.75 par value,
   1,000 shares authorized, issued and outstanding                                         $        4            $        4
  Other paid-in capital                                                                       584,684               562,684
  Retained earnings                                                                            89,050                98,679
                                                                                            ---------             ---------
        Total Common Shareholder's Equity                                                     673,738               661,367
Cumulative Preferred Stock:
  Not subject to mandatory redemption:
      $50 par value:
        Series A; $2.44 dividend                                                                    -                 4,025
        Series B; $2.36 dividend                                                                    -                 4,100
        Series C; $3.90 dividend                                                                    -                14,990
      $25 stated value:
        Class A Series 1; $1.95 dividend                                                       50,000                50,000
                                                                                             --------             ---------
             Total Preferred Stock                                                             50,000                73,115
  Company-obligated mandatorily redeemable preferred securities of the Company's subsidiary trust, Sierra Pacific Power Capital I, holding solely $50 million principal amount of 8.60% junior subordinated debentures
     of the Company, due 2036                                                                  48,500                48,500
                                                                                             --------             ---------
   Total cumulative preferred securities                                                       98,500               121,615
                                                                                             --------             ---------
Long-Term Debt:
  First Mortgage Bonds:
     Unamortized bond premium and discount, net                                                  (795)                (831)
  Debt Secured by First Mortgage Bonds:
     2.00%Series Z due 2004                                                                        72                   93
     2.00% Series O due 2011                                                                    1,374                1,497
     6.35% Series FF due 2012                                                                   1,000                1,000
     6.55% Series AA due 2013                                                                  39,500               39,500
     6.30% Series DD due 2014                                                                  45,000               45,000
     6.65% Series HH due 2017                                                                  75,000               75,000
     6.65% Series BB due 2017                                                                  17,500               17,500
     6.55% Series GG due 2020                                                                  20,000               20,000
     6.30% Series EE due 2022                                                                  10,250               10,250
     6.95% to 8.61%  Series A MTN due 2022                                                    110,000              110,000
     7.10% and 7.14%  Series B  MTN due 2023                                                   58,000               58,000
     6.62% to 6.83%  Series C  MTN due 2006                                                    50,000               50,000
     5.90% Series JJ due 2023                                                                   9,800                9,800
     5.90% Series KK due 2023                                                                  30,000               30,000
     5.00% Series Y due 2024                                                                    3,138                3,207
     6.70% Series II due 2032                                                                  21,200               21,200
     5.47% Series D MTN due 2001                                                               17,000               17,000
     5.50% Series D MTN due 2003                                                                5,000                5,000
     5.59% Series D MTN due 2003                                                               13,000               13,000
                                                                                              -------              -------
         Subtotal, excluding current portion                                                  526,039              526,216
  Variable Rate Note:
     Water Facilities Note: maturing 2020                                                      80,000               80,000
  Other, excluding current portion                                                             19,391                  234
                                                                                              -------              -------
         Total Long-Term Debt                                                                 625,430              606,450
                                                                                              -------              -------
TOTAL CAPITALIZATION                                                                       $1,397,668           $1,389,432
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies for both utility and non-utility operations are as follows:

General

     Sierra Pacific Power Company (SPPC or the Company), a wholly-owned subsidiary of Sierra Pacific Resources (SPR), is a regulated public utility engaged principally in the generation, purchase, transmission, distribution, and sale of electric energy. It provides electricity to approximately 302,000 customers in a 50,000 square mile territory including western, central, and northeastern Nevada, including the cities of Reno, Sparks, Carson City and Elko, and a portion of eastern California, including the Lake Tahoe area. SPPC also provides water and gas service in the cities of Reno and Sparks, Nevada, and environs. In 1995, SPPC formed two subsidiaries for the specific purpose of forming a partnership to operate the Pinon Pine gasifier facility. These subsidiaries are Pinon Pine Corporation and Pinon Pine Investment Company. In February 1999, SPPC purchased GPSF-B, which owned the portion of the gasifier facility that was not already owned by SPPC. On July 29, 1996, SPPC formed a wholly-owned subsidiary, Sierra Pacific Power Capital I (Trust), for the purpose of completing a public offering of trust originated preferred securities. These subsidiaries are consolidated into the financial statements of SPPC, with all significant intercompany transactions eliminated. Refer to Note 4 of SPPC's consolidated financial statements for the stock issuance and Note 3 for the Pinon Pine Power Project.

     SPPC maintains its accounts for electric and gas operations in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission, and for water operations, in accordance with the Uniform System of Accounts prescribed by the National Association of Regulatory Utility Commissioners.

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

Utility Plant

     In addition to direct labor and material costs, the Company also charges the following to the cost of constructing utility plants: the cost of time spent by administrative employees in planning and directing construction work, property taxes, employee benefits (including such costs as pensions, postretirement and post-employment benefits, vacations and payroll taxes), and an allowance for funds used during construction (AFUDC).

     The original cost of plant retired or otherwise disposed of and the cost of removal less salvage is generally charged to the accumulated provision for depreciation. The cost of current repairs and minor replacements is charged to operating expenses when incurred. The cost of renewals and betterments is capitalized.

Allowance For Funds Used During Construction and Capitalized Interest

     As part of the cost of constructing utility plant, the Company capitalizes AFUDC. AFUDC represents the cost of borrowed funds and, where appropriate, the cost of equity funds used for construction purposes in accordance with rules prescribed by the FERC and the Public Utilities Commission of Nevada . AFUDC is capitalized in the same manner as construction labor and material costs, with an offsetting credit to "other income" for the portion representing the cost of equity funds and as a reduction of interest charges for the portion representing borrowed funds. Recognition of this item as a cost of utility plant is in accordance with established regulatory rate-making practices. Such practices permit the utility to earn a fair return on, and recover in rates charged for utility services, all capital costs. This is accomplished by including such costs in the rate base and in the provision for depreciation. The AFUDC rates used during 1999, 1998, and 1997 were 6.09%, 7.69% and 8.30%, respectively. As specified by the PUCN, certain projects were assigned a lower AFUDC rate due to specific low-interest-rate financings directly associated with those projects.

Depreciation

     Depreciation is calculated using the straight-line composite method over the estimated remaining service lives of the related properties. The depreciation provision for 1999, 1998 and 1997, as authorized by the PUCN and stated as a percentage of the original cost of depreciable property, was approximately 3.14%, 3.31%, and 3.16%, respectively.

Cash and Cash Equivalents

     Cash is comprised of cash on hand and working funds. Cash equivalents consist of high quality investments in money market funds. SPPC had no short-term investments in money market funds at December 31, 1999 and $12.4 million of short-term investments in money market funds at December 31, 1998.

Regulatory Accounting and Other Regulatory Assets

     The Company's rates are currently subject to the approval of the PUCN and are designed to recover the cost of providing generation, transmission and distribution services. As a result, the Company qualifies for the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", issued by the Financial Accounting Standards Board (FASB). This statement recognizes that the rate actions of a regulator can provide reasonable assurance of the existence of an asset and requires the capitalization of incurred costs that would otherwise be charged to expense where it is probable that future revenue will be provided to recover these costs. SFAS No. 71 prescribes the method to be used to record the financial transactions of a regulated entity. The criteria for applying SFAS No. 71 include the following: (i) rates are set by an independent third party regulator, (ii) approved rates are intended to recover the specific costs of the regulated products or services, and (iii) rates that are set at levels that will recover costs can be charged to and collected from customers. SFAS No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71," requires that an enterprise whose operations cease to meet the qualifying criteria of SFAS No. 71, discontinue the application of that statement by eliminating the effects of any actions of regulators that had been previously recognized.

     In 1997, the Emerging Issues Task Force (EITF) released Issue 97-4. In doing so, it reached a consensus that a utility subject to a deregulation plan for its generation business should stop applying SFAS No. 71 to the generating portion of its business no later than the date when a deregulation plan with sufficient detail is known. EITF 97-4 also reached a consensus that regulatory assets and liabilities that originated in a portion of the business that is discontinuing its application of SFAS No. 71, should be evaluated on the basis of where (that is, the portion of the business in which) the regulated cash flows to realize and settle them will be derived. The result of the consensus is that there is no elimination of regulatory assets which the deregulatory legislation or rate order specifies collection of, if the regulatory assets are recoverable through a portion of the business which remains subject to SFAS No. 71.

     In conformity with SFAS No. 71, the accounting for the Company conforms to generally accepted accounting principles as applied to regulated public utilities and as prescribed by the agencies and commissions of the jurisdictions in which they operate. In accordance with these principles, certain costs that would otherwise be charged to expense or capitalized as plant costs are deferred as regulatory assets based on expected recovery from customers in future rates. Management's expected recovery of deferred costs is based upon specific rate-making decisions or precedent for each item. The following other regulatory assets were included in the consolidated balance sheets as of December 31 (dollars in thousands):

       DESCRIPTION                                       1999              1998             AMORTIZATION PERIODS
       -----------                                       ----              ----             --------------------
Early retirement and severance offers                  $16,274           $20,468           Various through 2004

Loss on reacquired debt                                 17,140            17,918           Various through 2023
Plant assets                                             7,104             7,978           Various through 2031
Conservation and demand side
   programs                                              5,551             3,787           Various through 2007
Merger transition costs                                  4,703                 0           To be determined*
Merger severance/relocation                             11,432                 0           To be determined*
Other costs                                             11,456            11,524           Various
                                                       -------           -------
Total                                                  $73,660           $61,675
                                                       =======           =======

      * Under the terms of the merger stipulation with the PUCN, three years after the start of retail competition in the State of Nevada, the Company is required to file a general rate case that would give the Company the opportunity to recover the costs of the merger. The amortization period for these costs will be determined at the time of the general rate case filing.

     Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to its retail and wholesale customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced, and utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of these competitive forces on the Company's future financial position and results of operations.

Deferral of Energy Costs

     Nevada and California statutes permit regulated utilities to, from time-to-time, adopt deferred energy accounting procedures, which record as deferred energy costs the difference between actual fuel expense and fuel revenues. Under regulations adopted by the PUCN, deferred energy rates are revised at least every 12 months to recapture the accumulated deferred balance over a future period. The intent of these procedures is to ease the effect of fluctuations in the cost of purchased gas, fuel and purchased power.

     During 1999 SPPC did not employ deferred energy accounting procedures, but has resumed those procedures for natural gas operations as of January 1, 2000.

Federal Income Taxes and Investment Tax Credits

     SPR and its subsidiaries file a consolidated federal income tax return. Current income taxes are allocated based on SPR's and each subsidiary's respective taxable income or loss and investment tax credits as if each subsidiary filed a separate return. Deferred taxes are provided on temporary differences at the statutory income tax rate in effect as of the most recent balance sheet date.

     SPPC accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

     Investment tax credits are no longer available to SPPC. The deferred investment tax credits are being amortized over the estimated service lives of the related properties.

Revenues

     Operating revenues include unbilled utility revenues earned (service has been delivered, but not yet billed by the end of the accounting period). These amounts are also included in accounts receivable.

Recent Pronouncements of the FASB

     In June 1998, the FASB issued SFAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. In May 1999, members of the FASB agreed to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, and accordingly, the Company is required to adopt the statement effective January 1, 2001. The Company is still assessing the impact of SFAS No. 133 on its financial condition and results of operations.

NOTE 2. REGULATORY ACTIONS

Nevada Matters

          On April 30, 1999, the Company filed its second compliance filings related to the 1997 rate stipulation The filings provide a calculation of the Company electric and gas earnings in excess of a 12 % return on equity (ROE). Any earnings in excess of 12 % ROE are shared 50/50 between shareholders and customers. On August 19, 1999, the Commission approved a stipulation between the Company, Staff, and the UCA, which rebated in 1999 $7.34 million and $2.0 million to electric and gas customers, respectively. Based on 1999 operating results, the Company anticipates it may make refunds to customers. Appropriate reserves have been recorded to reflect any anticipated refunds.

California Matters

     On February 18, 1999, the California Public Utility Commission (CPUC) approved the Company's proposed Revenue Cycle Services Credits (RCSC) application filed February 2, 1998. The RCSC addresses meter ownership, meter services, meter reading, and billing and applies to customers who select their provider of a revenue cycle service.

     On April 9, 1999, the Company made a compliance tariff filing which reflects the approved credits.

     On April 5, 1999, the CPUC approved the Company's proposed unbundled rates effective back to June 1, 1998.

FERC Matters

     On March 30, 1999, the Company filed an application with the FERC to increase its Open Access Transmission rates. On October 12, 1999, the Company filed an Offer of Partial Settlement which resolved all issues with the exception of pricing to the Mines and to the City of Fallon. On November 3, the Partial Settlement was certified to the FERC. A status report on the two remaining issues was filed on January 11, 2000. On January 31, 2000, the FERC approved the Partial Settlement.

     On March 31, 1999, the Company filed an application with the FERC for approval of generation rates, terms and conditions under which the new owners of the Company's generation would operate after divestiture. The FERC dismissed the application on November 1, 1999, apparently misinterpreting the agreement reached between the Company and the PUCN. The Company filed a request for rehearing and on December 17, 1999, the FERC issued an Order Granting Rehearing for Further Consideration. A decision is expected in 2000.

NOTE 3.  JOINTLY OWNED FACILITIES

Valmy

     SPPC and Idaho Power Company each own an undivided 50% interest in the Valmy generating station, with each company being responsible for financing its share of capital and operating costs. SPPC is the operator of the plant for both parties.

     SPPC's share of direct operation and maintenance expenses for Valmy is included in the accompanying consolidated statements of income.

     The following schedule reflects SPPC's 50% ownership interest in jointly owned electric utility plant at December 31, 1999 (dollars in thousands):

                                      Electric      Accumulated    Construction
                            MW          Plant      Provision For     Work In
        Plant           Capacity    In Service     Depreciation     Progress
        --------        --------    ----------     ------------     --------

        Valmy #1           129        $127,022        $55,625           $ 63
        Valmy #2           137        $153,902        $56,431           $554

Pinon Pine

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

     SPPC has a funding arrangement with the Department of Energy (DOE). Under the agreement, the DOE will provide funding towards the construction of the project, and towards the operating and maintenance costs of the facility. The DOE has committed $168 million of funding for Pinon construction and operation costs. The DOE provided funding for approximately 53% of the estimated construction cost and half of the operating and fuel expenses through December 31, 1999. Additional funding will be provided until the commitment is expended. A dispute has arisen with the DOE regarding the historical and future funding of natural gas costs. In February 1999, the DOE informed SPPC it will not fund the remaining $14 million under the cooperative agreement until the dispute is resolved. On November 2, 1999, SPPC reached final agreement with the DOE regarding the allowability of previously incurred natural gas costs. The agreement also redefines the cooperative agreement performance period and the responsibilities of both parties through the remainder of the agreement. The period of performance is extended until January 1, 2001 or until the facility is sold or operational control is transferred. The DOE agrees to share past fuel costs and future natural gas costs used to fuel the gas combustion turbine during periods when air extraction from the process is directed to the gasifier island. Estimated construction start-up and commissioning costs for Pinon, including the DOE's portion are approximately $301.5 million, which includes permitting taxes, start-up commissioning, operator training and Allowance for Funds Used During Construction. DOE funding for construction through December 1999 is $161.4 million.

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

NOTE 4.  PREFERRED STOCK AND PREFERRED SECURITIES

     All issues of preferred stock are superior to SPR common stock with respect to dividend payments (which are cumulative) and liquidation rights. SPPC's Restated Articles of Incorporation, as amended on August 19, 1992, authorize an aggregate total of 11,780,500 shares of preferred stock at any given time.

     On July 29, 1996, the Trust, a wholly-owned subsidiary of SPPC, issued $48.5 million (1,940,000 shares) of 8.60% Trust Originated Preferred Securities (the Preferred Securities). SPPC owns all the common securities of the Trust; 60,000 shares totaling $1.5 million (Common Securities). The Preferred Securities and the Common Securities (the Trust Securities) represent undivided beneficial ownership interests in the assets of the Trust. The existence of the Trust is for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from SPPC its 8.60% Junior Subordinated Debentures due July 30, 2036, in a principal amount of $50 million. The sole asset of the Trust is SPPC's junior subordinated debentures. SPPC's obligations provide a full and unconditional guarantee of the Trust's obligations under the Preferred Securities.

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

     On November 1, 1999, SPPC paid $23.5 million, par value and premium, to redeem Series A, $2.44 Dividend (4.88%), Series B, $2.36 Dividend (4.72%) and Series C, $3.90 Dividend (7.8%).

     The following table indicates the number of shares outstanding at December 31 of each year and the dollar amount thereof. The difference between total shares authorized and the amount outstanding represents undesignated shares authorized but not issued.

                                             Shares Issued                                            Amount
                                --------------------------------------                --------------------------------------
   (Dollars in thousands)        1999            1998            1997                   1999            1998            1997
                             -------------   -------------   -------------         -------------   --------------  -------------
   Preferred Stock
   Not subject to mandatory redemption:
       Series A                                   80,500          80,500                              $  4,025        $  4,025
       Series B                                   82,000          82,000                                 4,100           4,100
       Series C                                  299,800         299,800                                14,990          14,990
      Class A Series I           2,000,000     2,000,000       2,000,000               $50,000          50,000          50,000
                             -------------   -------------   -------------         -------------   --------------  -------------

          Subtotal               2,000,000     2,462,300       2,462,300               $50,000        $ 73,115        $ 73,115

   Preferred Securities
   Subject to mandatory redemption:
     Preferred securities of
      Sierra Pacific Power
      Capital I                  1,940,000     1,940,000       1,940,000                48,500          48,500          48,500
                          ----------------------------------------------      ------------------------------------------------
Total                            3,940,000     4,402,300       4,202,300               $98,500        $121,615        $121,615
                          ==============================================      ================================================

NOTE 5.  TAXES

The following reflects the composition of taxes on income (in thousands of dollars):

                                                                                  1999                  1998                 1997
                                                                    ---------------------------------------------------------------
Federal:
   Taxes estimated to be currently payable                                       $ 29,101              $ 46,176            $ 40,574

   Deferred taxes related to:
     Excess of tax depreciation over book depreciation                              3,574                 4,100               3,997
     Contributions in aid of construction and customer advances                    (2,701)               (2,963)             (3,966)
     Avoided interest capitalized                                                      69                  (875)             (1,578)
     Repairs and maintenance                                                        1,504                     -                   -
     Severance programs                                                             3,774
     Other-net, deferral of energy costs & costs  of abandoned                      1,384                (2,075)              1,010
      merger
     Net amortization of investment tax credit                                     (1,981)               (1,930)             (1,962)
State (California)                                                                    888                   925                 801
                                                                    ----------------------------------------------------------------

           Total                                                                 $ 35,661              $ 43,358            $ 38,876
                                                                    ================================================================

As Reflected in Statement of Income:
    Federal income taxes                                                         $ 35,154              $ 42,625            $ 39,586
    State income taxes                                                                888                   925                 801
                                                                    ---------------------------------------------------------------
        Operating Income                                                           36,042                43,550              40,387
    Other income-net                                                                 (381)                 (192)             (1,511)
                                                                    ---------------------------   -----------------   --------------
          Total                                                                  $ 35,661              $ 43,358            $ 38,876
                                                                    ===============================================================


     The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (in thousands of dollars):
                                                                                  1999                  1998                1997
                                                                    ---------------------------------------------------------------

Income before preferred dividend requirements                                    $ 71,726              $ 86,020            $ 83,127
Total income tax expense                                                           35,661                43,358              38,876
                                                                    ---------------------------------------------------------------
                                                                                  107,387               129,378             122,003
Statutory tax rate                                                                     35%                   35%                 35%
                                                                    ---------------------------------------------------------------
Expected income tax expense                                                        37,585                45,282              42,701
Depreciation related to difference in cost basis for tax purposes                   1,408                 1,383               1,591
Allowance for funds used during construction - equity                                 386                (1,334)             (1,912)
Tax benefit from the disposition of assets                                           (442)                   63                (569)
ITC amortization                                                                   (1,981)               (1,930)             (1,962)
California franchise taxes (net of federal benefit)                                   577                   601                 521
Other-net                                                                          (1,872)                 (707)             (1,494)
                                                                    ----------------------------------------------------------------
                                                                                 $ 35,661              $ 43,358            $ 38,876
                                                                    ===============================================================

Effective tax rate                                                                   33.2%                 33.5%               31.9%


     The net deferred federal income tax liability consists of deferred federal income tax liabilities less related deferred federal income tax assets, as shown (in thousands of dollars):

                                                                                          1999                        1998
                                                                                   -------------------        --------------------
Deferred Federal Income Tax Liabilities:
   AFUDC                                                                                      $  8,894                    $  8,378
   Bond redemptions                                                                              6,099                       6,466
   Excess of tax depreciation over book depreciation                                           161,903                     157,906
   Severance Programs                                                                            6,380                       2,606
   Repairs and maintenance                                                                       7,684                       6,180
   Tax benefits flowed through to customers                                                     65,531                      65,618
   Other                                                                                          (510)                        (45)
                                                                                   -------------------        --------------------
 Total                                                                                        $255,981                     247,109
                                                                                   -------------------        --------------------

Deferred Federal Income Tax Assets:
   Avoided interest capitalized                                                                 14,624                      14,694
   Employee benefit plans                                                                        3,944                       3,049
   Contributions in aid of construction and customer advances                                   36,626                      33,925
   Gross-ups received on contributions in aid of construction and customer advances              5,163                       4,512
   Unamortized investment tax credit                                                            19,991                      20,432
   Other                                                                                         5,372                       8,800
                                                                                   -------------------        --------------------


 Total                                                                                          85,720                      85,412
                                                                                   -------------------        --------------------


Deferred Federal Income Taxes                                                                 $170,261                    $161,697
                                                                                   ===================        ====================


     The Company's balance sheets contain a net regulatory tax asset of $27.7 million at December 31, 1999 and $26.7 million at December 31, 1998. The net regulatory asset consists of future revenue to be received from customers (a regulatory tax asset) of $65.5 million at December 31, 1999 and $65.6 million at December 31, 1998, due to flow through of the tax benefits of temporary differences. Offset against these amounts are future revenues to be refunded to customers (a regulatory tax liability), consisting of $17.9 million at December 31, 1999 and $18.5 million at December 31, 1998, due to temporary differences for liberalized depreciation at rates in excess of current tax rates, and $20.0 million at December 31, 1999 and $20.4 million at December 31, 1998 due to temporary differences caused by the investment tax credit. The regulatory tax liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory tax liability for temporary differences caused by the investment tax credit will be amortized ratably in the same fashion as the deferred investment credit.

NOTE 6. LONG-TERM DEBT

     Substantially all utility plant is subject to the lien of the SPPC indenture under which the first mortgage bonds are issued.

      On June 17, 1998, SPPC redeemed $5 million of 8.65% First Mortgage Bonds before the 2002 due date.

      In December 1998, SPPC issued $35 million principal amount of collateralized Medium-Term Notes, Series D, consisting of a three year non-callable note, due in 2001, with an interest rate of 5.47% and five year non-callable notes, due in 2003, with interest rate ranging from 5.50% to 5.59%. For all notes, interest is payable in semi-annual payments. The proceeds to SPPC from the sale of the notes was used for general corporate purposes including but not limited to: the acquisition of property; the construction, completion, extension or improvement of facilities; or discharge or refunding of obligations, including short-term borrowings.

      On April 9, 1999, the Company sold the right to receive payments made in respect of Transition Property as defined by the Offering Circular dated March 30, 1999, to SPPC Funding LLC, a Delaware special purpose limited liability company whose sole member is the Company, in exchange for the proceeds of the SPPC Funding LLC Notes, Series 1999-1 (the Underlying Notes). SPPC Funding LLC then issued and sold the Underlying Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SPPC-1 (the Trust) in exchange for the proceeds of the sale of the Trust's $24.0 million 6.4% Rate Reduction Certificates, Series 1999-1 (the Certificates). The Trust, which had been established by the California Infrastructure and Economic Development Bank, issued and sold the Certificates in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The Certificates are one of a series of rate reduction certificates that may be issued from time to time by the Trust and sold to investors upon terms determined at the time of sale.

      On July 12, and July 16, 1999, respectively, $10 million of the 6.86% and $20 million of the 6.83% of the Series C, collateralized Medium-Term Notes matured.

      On September 17, 1999, the Company issued $100,000,000 Floating Rate Notes, due October 13, 2000. Interest on the Notes is payable quarterly commencing on December 15, 1999. The interest rate on the Notes for each interest period to maturity is a floating rate, subject to adjustment every three months. The quarterly rate is equal to the London InterBank Offered Rate for three-month U.S. dollar deposits (LIBOR) plus a spread of 0.75%. These Notes will not be entitled to any sinking fund and will be redeemable in whole, without premium at the option of the Company, beginning on March 15, 2000 and on the 15th day of each month thereafter. The proceeds of this financing were used to pay down commercial paper.

      SPPC's annual amount of maturities for long-term debt is as follows (dollars in thousands):



                          2000                 $102,755
                          2001                   19,620
                          2002                    2,626
                          2003                   20,632
                          2004                    2,621
                                              ----------
                       2000-2004                148,254
                       Thereafter               579,931
                                             -----------

                         Total                 $728,185




NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The December 31, 1999 carrying amount for cash and cash equivalents, current assets, accounts receivable, accounts payable and current liabilities approximates fair value due to the short-term nature of these instruments.

     The total fair value of SPPC's long-term debt at December 31, 1999, is estimated to be $607.1 million (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $641.9 million as of December 31, 1998.

NOTE 8.  SHORT-TERM BORROWINGS

     In January of 1999 the Company revised its credit facilities resulting in a $150 million 364-day bank facility, and a $50 million revolving credit facility to support commercial paper activity.

     On July 28, 1999 the Company revised its credit facilities resulting in a $150 million 364-day credit facility to support commercial paper activity. This facility may be used for working capital and general corporate purposes, including commercial paper backup. This credit facility will expire on July 28, 2000.

     At December 31, 1999, SPPC's short-term debt was $109.6 million comprised entirely of commercial paper at an average interest rate of 6.54%.

     The other subsidiaries of SPPC have no outstanding short-term borrowings at this time.

NOTE 9.  DIVIDENDS

     The Restated Articles of Incorporation of SPPC and the indentures relating to the various series of its First Mortgage Bonds contain restrictions as to the payment of dividends on its common stock. Under the most restrictive of these limitations, approximately $76 million of retained earnings were available at December 31, 1999 for the payment of common stock cash dividends.

NOTE 10.  STOCK COMPENSATION PLANS

     At December 31, 1999, Sierra Pacific Resources (SPR), SPPC's parent company, had several stock-based compensation plans, which are described below. The Company applies Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock option plans.
Accordingly, no compensation cost has been recognized for nonqualified stock options and the employee stock purchase plan. The total compensation cost that has been charged against income for the performance shares, dividend equivalents and the non-employee director stock plans was $0.7 million, $0.5 million, and $1.4 million for 1999, 1998 and 1997, respectively. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation. Had compensation cost for SPR's nonqualified stock options and the employee stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of SFAS No. 123, SPPC's income applicable to common stock would have been decreased to the pro forma amounts indicated below:

Income Applicable to Common
 Stock                             1999             1998              1997
----------------------------------------------------------------------------------------

As Reported                       $66,241           $80,561           $77,668
Pro Forma                         $65,408           $80,217           $77,500

     SPR's executive long-term incentive plan for key management employees, which was approved by shareholders on May 16, 1994, provides for the issuance of up to 750,000 of SPR's common shares to key employees through December 31, 2003. The plan permits the following types of grants, separately or in combination: nonqualified and qualified stock options, stock appreciation rights, restricted stock, performance units, performance shares, and bonus stock. During 1999, 1998 and 1997, the Company issued only nonqualified stock options and performance shares under the long-term incentive plan.

     Nonqualified stock options granted during 1999, 1998 and 1997 were granted at an option price not less than market value at the date of the grant (August 1, and January 1, 1999, January 1, 1998 and January 1, 1997, respectively). The January 1 options for 1999, 1998 and 1997 vest to the participants 33 1/3% per year over a three year period from the grant date, and may be exercised for a period not exceeding ten years from the date of the grant. The August 1, 1999 options vest to the participants 33 1/3% per year over a three year period beginning January 1, 2000, and may be exercised for a period not exceeding ten years from the date of the grant. The options may be exercised using either cash or previously acquired shares valued at the current market price, or a combination of both.

     As a result of the merger with NVP on August 1, 1999, all shares outstanding as of that date, for January 1, 1999 grants and prior, were converted at a 1.44:1 ratio. The subsequent change in the exercise prices and the outstanding shares is reflected in all numbers shown for the applicable grants.

     The fair value of each nonqualified option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued in 1999, 1998, and 1997:

----------------------------------------------------------------------------------------------------
                         Dividend                Expected            Risk-Free
                          Yield                 Volatility         Rate of Return      Expected Life
----------------------------------------------------------------------------------------------------
January 1, 1999              4.40%                18.60%                5.08%             10 years
August 1, 1999               4.25%                17.41%                6.31%             10 years
January 1, 1998              4.71%                13.16%                5.81%             10 years
January 1, 1997              5.30%                11.42%                6.68%             10 years

     A summary of the status of SPR's nonqualified stock option plan as of December 31, 1999, 1998 and 1997, and changes during those years is presented below:

                                            ----------------------------------------------------------------------------------
                                                      1999                           1998                      1997
                                            ----------------------------------------------------------------------------------
                                                           Weighted-                       Weighted-                 Weighted-
                                                            Average                        Average                   Average
                                                           Exercise                        Exercise                  Exercise
Nonqualified Stock Options                    Shares (1)     Price           Shares (1)     Price       Shares (1)     Price
------------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year                285,931       $22.00          187,669         $17.70     101,520       $14.40
Granted                                         583,016       $25.36          173,460         $24.93     114,472       $19.97
Exercised                                         1,286       $14.39           31,014         $16.84      14,836       $14.09
Forfeited                                        34,678       $22.48           44,184         $18.83      13,487       $16.09
Outstanding at end of year                      832,983       $24.34          285,931         $22.00     187,669       $17.70

Options exercisable at year-end                 126,844       $20.54           50,930         $16.95      29,827       $14.11
Weighted-average grant date fair
value of options:

      January 1                                   $4.05                         $4.79                      $3.51
      August 1                                    $5.11

1. As a result of the merger, all options outstanding prior to August 1, 1999 were converted at a 1.44:1 ratio. The historical information has been adjusted to account for the related increase in shares.

    The following table summarizes information about nonqualified stock options outstanding at December 31, 1999:

                                                          Options Outstanding                   Options Exercisable
                                                      Number             Remaining                             Number
                                                  Outstanding at     Contractual Life                      Exercisable at
         Grant Date             Exercise Price       12/31/99                            Exercise Price       12/31/99

         01/01/1994               $14.24              11,976             4 years             $14.24              11,976
         01/01/1995               $13.02              15,841             5 years             $13.02              12,673
         01/01/1996               $16.23              13,718             6 years             $16.23               8,231
         01/01/1997               $19.97              62,472             7 years             $19.97              41,649
         01/01/1998               $24.93             156,960             8 years             $24.93              52,315
         01/01/1999               $24.22             198,576             9 years             $24.22                   -
         08/01/1999               $26.00             373,440            9.6 years            $26.00                   -

Weighted Average Remaining                                              8.7 years
Contractual Life

     During 1999, 1998 and 1997, SPR granted performance shares in the following numbers and initial values, respectively: 27,765, 23,778 and 17,726 shares; and $26.00, $24.22 and $24.93 per share. These numbers reflect a 1.44:1 conversion as a result of the August 1, 1999 merger with Nevada Power Company. The actual number of shares earned by each participant is dependent upon SPR achieving certain financial goals over three-year performance periods. The value of performance shares, if earned, will be equal to the market value of SPR's common shares as of the end of the performance periods. SPR, at its sole discretion, may pay earned performance shares in the form of cash or in shares, or a combination thereof.

     Simultaneous with the grant of both the nonqualified options and performance shares above, each participant was granted dividend equivalents for all performance share grants, and for 1996 and prior nonqualified option grants. Each dividend equivalent entitles the participant to receive a contingent right to be paid an amount equal to dividends declared on shares originally granted from the date of grant through the exercise date, or, in the case of performance shares, throughout the performance period. Additionally, in order for dividend equivalents to be paid on the performance shares, certain financial targets must be met. Dividend equivalents will be forfeited if options expire unexercised.

     Under SPR's employee stock purchase plan, SPR is authorized to issue up to 400,162 shares of common stock to all of its employees with minimum service requirements. Under the terms of the plan, employees can choose twice each year to have up to 15% of their base earnings withheld to purchase SPR's common stock. The purchase price of the stock is 90% of the market value on the offering commencement date. Employees can withdraw from the plan at any time prior to the exercise date. Under the plan, SPR sold 21,888, 15,282 and 17,822 shares to employees in 1999, 1998 and 1997, respectively. Proforma compensation cost has been estimated for the employees' purchase rights on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1999, 1998 and 1997, respectively.

              Average Dividend                 Average Expected        Average Risk-Free        Weighted Average
                   Yield                          Volatility             Interest Rate             Fair Value

1999                 4.31%                     18.85%                    5.08%                   $2.85
1998                 4.17%                     14.16%                    4.96%                   $4.94
1997                 4.87%                     11.57%                    5.59%                   $4.14

     SPPC and SPR share the same directors and, as a result, the directors are compensated according to the SPR non-employee director stock plan. The plan provides that a portion of the outside directors' annual retainer be paid in SPR stock. Under the current plan the annual retainer for non-employee directors is $30,000, and the minimum amount to be paid in stock is $20,000 per director. During 1999, 1998 and 1997, SPR granted the following total shares and related compensation to directors in SPR stock, respectively: 4,741, 6,391 and 8,208 shares; and $150,000, $233,250, and $230,833. Nevada Power directors, who were appointed to the SPR Board of Directors after the merger, were not issued any stock options for 1999. Stock options were granted only to the remaining SPR directors. In 2000, all directors will be eligible for stock option grants.
The Company also paid out phantom stock shares to retiring directors in the amount of $1,222,110.

NOTE 11.  RETIREMENT PLAN AND POST RETIREMENT BENEFITS

Pension and other postretirement benefit plans

     SPR has pension plans covering substantially all employees. Benefits are based on years of service and the employee's highest compensation prior to retirement. SPR also has a postretirement plan, which provides medical and life insurance benefits for certain retired employees. The following table provides a reconciliation of benefit obligations, plan assets and the funded status of
the plans.   The non-qualified Supplemental Executive Retirement Plan (SERP) is
included as part of pension benefits.   This reconciliation is based on a
September 30 measurement date and reflects the merger of SPR and NVP during 1999
under purchase accounting.   SPPC is a member of the controlled group in the
multi-employer plans.



                                                                                                       Other Postretirement
                                                              Pension Benefits                                Benefits
                                                   ---------------------------------------  --------------------------------------
                                                           1999              1998                  1999                  1998
                                                   -----------------------------------      --------------------------------------
Change in benefit obligations
Benefit obligation, beginning of year                       $149,031          $119,533             $ 16,381          $ 15,496
Service cost                                                   8,481             5,386                  996               432
Interest cost                                                 12,823             9,285                1,982             1,155
Participant contributions                                          0                 0                  255               252
Plan amendment&special termination                             5,865             2,240                1,312                 0
Actuarial (gains) losses                                       4,663            18,001               (1,694)               47
Merger of SPPC Plans                                         192,140                 0               60,386                 0
Curtailment loss (gain)                                       (5,373)                0                  386                 0
Benefits paid                                                (19,160)           (5,414)              (2,017)           (1,001)
                                                         -----------       -----------          -----------       -----------
Benefit obligation, end of year                             $348,470          $149,031             $ 77,987          $ 16,381
                                                         ===========       ===========          ===========       ===========

Change in plan assets
Fair value of plan assets, beginning of year                $111,160          $100,898             $ 11,139          $  8,665
Actual return on plan assets                                  15,510             9,546                4,649             1,464
Company contributions                                         10,432             6,130                2,069             1,759
Participant contributions                                          0                 0                  255               252
Merger of SPPC Plans                                         208,766                 0               50,593          $      -
Benefits paid                                                (19,160)           (5,414)              (2,017)           (1,001)
                                                         -----------       -----------          -----------       -----------
Fair value of plan assets, end of year                      $326,708          $111,160             $ 66,688          $ 11,139
                                                         ===========       ===========          ===========       ===========


Funded Status, end of year                                  $(21,762)         $(37,870)            $(11,299)         $ (5,243)
Unrecognized net actuarial (gains) losses                     26,550            19,320               (8,746)          (11,507)
Unrecognized prior service cost                                6,375             7,784                    0                 0
Contributions made in 4th quarter                                288             3,609                1,096             1,908
Unrecognized net transition obligation                             0                 0               12,217            13,561
                                                         -----------       -----------         ------------       -----------

Accrued pension and postretirement
   benefit obligations                                      $ 11,451          $ (7,157)            $ (6,732)         $ (1,281)
                                                         ===========       ===========          ===========       ===========


     The following amounts pertain to the non-qualified SERP plan covering
certain current and former employees.   The projected benefit obligation and
accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of the plan assets were $18.5 million and $15.7 million, respectively, at the end of the year and $9.7 million and $8.3 million, respectively, at the beginning of the year.

Amounts for pension and postretirement benefits recognized in the consolidated balance sheets consist of the following:

                                                                                                     Other Postretirement
                                                           Pension Benefits                                 Benefits
                                              -----------------------------------           -------------------------------
                                                     1999                1998                     1999             1998
                                              -----------------------------------           -------------------------------
Prepaid pension asset                               $ 26,166            $     -                    N/A             N/A
Accrued benefit liability                            (14,716)            (7,157)                  $(6,732)        $(1,281)
Intangible asset                                         346                577                     N/A            N/A
Accumulated other comprehensive income                   606             (2,722)                    N/A            N/A
Additional minimum liability                            (952)             2,145                     N/A            N/A
                                                 -----------        -----------               -----------      -----------
Net amount recognized                                 11,450             (7,157)                   (6,732)          (1,281)
                                                 ===========        ===========               ===========      ===========


  The weighted-average actuarial assumptions as of December 31 were as follows:

                                                                         Other Postretirement
                                        Pension Benefits                       Benefits
                                    -----------------------------        ------------------------
                                         1999      1998     1997            1999    1998    1997
                                    -----------------------------        ------------------------

Discount rate                             7.50%     6.75%   7.50%            7.50%   6.50%   7.50%
Expected return on plan assets            8.50%     8.50%   8.50%            8.50%   8.50%   8.50%
Rate of compensation increase             4.50%     4.50%   4.50%              NA     NA      NA


     The Company has assumed a health care cost trend rate of 6% for 1999 and all future years.

     Net periodic pension and other postretirement benefit costs include the following components:


                                                      Pension Benefits
                                 ---------------------------------------------------------
                                      1999                   1998                  1997
                                 ---------------------------------------------------------
Service cost                           $  8,481               $ 5,386              $ 4,406
Interest cost                            12,823                 9,285                8,437
Expected return on assets               (11,712)               (7,697)              (7,015)
Amortization of:
  Transition asset
  Prior service costs                       841                   780                  675
  Actuarial (gains) losses                  976                   187                   86
                                    -----------           -----------          -----------
Net periodic benefit cost                11,409                 7,941                6,589
Additional charges (credits):
  Special termination charges             5,865
  Curtailment credits                    (3,920)
                                    -----------           -----------          -----------
Total net benefit cost                 $ 13,354               $ 7,941              $ 6,589
                                    ===========           ===========          ===========



                                                  Other Postretirement Benefits
                                  --------------------------------------------------------
                                           1999                  1998                 1997
                                  --------------------------------------------------------
Service cost                           $    996               $   433              $   370
Interest cost                             1,982                 1,155                1,270
Expected return on assets                (1,741)                 (770)                (626)
Amortization of:
  Prior service costs                         0                     0                    0
  Transition obligation                   1,344                   967                  967
  Actuarial (gains) losses                 (596)                 (505)                (399)
                                    -----------           -----------          -----------
Net periodic benefit cost                 1,985                 1,280                1,582
Additional charges (credits):
  Special termination charges             1,312                     0
  Curtailment loss                        1,283                     0
                                    -----------           -----------          -----------
Total net benefit cost                 $  4,580               $ 1,280              $ 1,582
                                    ===========           ===========          ===========


     A regulatory asset was booked to offset the net effect of special termination benefits and curtailment costs incurred in connection with the merger of the two companies. The portion of the net periodic benefit cost recognized for pension benefits by SPPC during 1999 was $.9 million. The portion for other postretirement benefits recognized by SPPC was $.9 million.

     The assumed health care cost trend rate has a significant effect on the amounts reported. A one percentage point change in the assumed health care cost trend rate would have had the following effects on 1999 service and interest costs and the accumulated postretirement benefit obligation at year end:

                                                   Increase        Decrease
                                                   --------        --------
     Effect on service and interest
       components of net periodic cost             $  554          $  (512)
     Effect on accumulated postretirement
       benefit obligation                          $6,239          $(5,776)

NOTE 12.  POSTEMPLOYMENT BENEFITS

During 1999, SPPC offered a severance program to non-bargaining-unit employees which provided for severance pay and medical benefits continuation totaling $6.4 million and $0.2 million respectively. As of December 31, 1999, as approved by
the PUCN, this cost was deferred as a regulatory asset.   The order approving
the merger of SPR and NVP, by the PUCN, directed SPR to defer merger costs (including severance and related benefits) for a three year period. The deferral of these costs is intended to allow adequate time for the anticipated savings from the merger to develop. At the end of the three year period, the order instructs the Company to propose an amortization period for these costs, and allows the Company to recover the costs to the extent that they are offset by merger savings. At December 31, 1999, the remaining liability for unpaid severance was $3.0 million.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

     The Company's estimated cash construction expenditures for the year 2000 and the five-year period 2000-2004 are $137.7 million and $679.8 million, respectively.

     The Company has several long-term contracts for the purchase of electric energy and/or capacity. These contracts expire in years ranging from 2000 to 2009. Estimated future commitments under non-cancelable agreements with initial terms of one year or more at December 31, 1999 were as follows (dollars in thousands):

                                     Accounted for as
                                        Long-Term
                                  Executory Contracts
              2000                           $ 28,114
              2001                             22,787
              2002                             23,488
              2003                             24,308
              2004                             25,182
              2005 to 2009                    114,840

     The Company has several long-term contracts for the purchase and transportation of coal and gas. These contracts expire in years ranging from 2000 to 2015. Estimated future commitments under non-cancelable agreements with initial terms of one year or more at December 31, 1999 were as follows (dollars in thousands):


                                       Coal and Gas         Transportation
           2000                            $113,011               $ 46,091
           2001                              38,971                 45,914
           2002                              17,648                 44,926
           2003                               8,098                 35,962
           2004                                   0                 32,049
           2005 to 2015                           0                289,619

     The Company has an operating lease for its corporate headquarters building. The primary term of the lease is 25 years, ending in 2010. The current annual rental is $5.4 million, which amount remains constant until the end of the primary term. The lease has renewal options for an additional 50 years.

     The total rental expense under all operating leases, excluding fuel transportation contracts, was approximately $10.0 million in 1999, $7.0 million in 1998 and $6.9 million in 1997.

     Estimated future minimum cash payments, including the Company's headquarters building, under non-cancelable operating leases with initial terms of one year or more at December 31, 1999 were as follows (dollars in thousands):

                 2000                      $10,007
                 2001                        8,650
                 2002                        7,399
                 2003                        7,220
                 2004                        7,157
                 2005 to 2014               75,087

     In September 1994, Region VII of the United States Environmental Protection Agency (EPA) notified the Company that the Company was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCBs) by PCB Treatment, Inc., located in Kansas City, Kansas, and Kansas City, Missouri (the Sites). The EPA is requesting that the Company voluntarily pay an undefined (pro rata) share of the ultimate clean-up costs at the Sites. A number of the largest PRP's formed a steering committee, which is chaired by the Company. The responsibility of the Committee is to direct clean-up activities, determine appropriate cost allocation, and pursue actions against recalcitrant parties, if necessary. The EPA issued an administrative order on consent requiring signatories to perform certain investigative work at the Sites. The steering committee retained a consultant to
prepare an analysis regarding the Sites.   The site evaluations have been
completed. The EPA is developing an allocation formula to allocate the remediation costs. The Company has recorded preliminary liability for the Sites of $650,000, of which approximately $150,000 has been spent through December 31, 1999. Once evaluations are completed, the Company will be in a better position to estimate and record the ultimate liabilities for the Sites.

     Additionally, the Company has four wells which currently exceed the federal drinking water standard for naturally occurring arsenic concentrations. Production from three of these wells continues by blending water treated at the Glendale Water Treatment Plant. The fourth well is out of service pending treatment. The Company's water laboratory research staff is developing options to assure that the Company is prepared to meet new arsenic standards. The new Arsenic regulations will be promulgated in 2000 and the proposed regulation is expected to require action on 17 of the 25 wells serving the Company's system. Depending upon final rules from the EPA, the Company may incur between $70 million and $98 million by 2004 to meet the new standards.

     As part of the Generation Divestiture process, SPPC conducted Phase I and Phase II Environmental Assessments for its Ft. Churchill, Tracy and Valmy Power Plants. Anticipated remediation cost is $150,000.

     See Notes 1, 3, 4, 6, 8, 11, and 12 of SPPC's consolidated financial statements for additional commitments and contingencies.

     SPPC, through the course of its normal business operations, is currently involved in a number of other legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on its financial position or results of operations.

NOTE 14.  SEGMENT INFORMATION

   The Company adopted FASB statement No. 131, Disclosure about Segments of an Enterprise and Related Information for its annual reports as of December 31, 1998. The Company operates three business segments providing regulated electric, natural gas and water service. Electric service is provided to northern Nevada and the Lake Tahoe area of California. Natural gas and water services are provided in the Reno-Sparks area of Nevada. Other segment information includes segments below the quantitative threshold for separate disclosure.

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

   Financial data for business segments is as follows (in thousands):

                                             Electric          Gas          Water          Reconciling
          December 31, 1999                                                               Eliminations        Consolidated

Operating revenues                          $  609,197       $100,177      $ 54,348                                763,722
Operating income                               102,460         10,243        17,133                                129,836
Operating income taxes                          30,986          2,884         2,172                                 36,042
Depreciation                                    64,647          5,115         7,611                                 77,373
Interest expense on long term debt              27,803          3,348         9,112                                 40,263
Assets                                       1,620,720        152,016       280,057          43,683              2,096,476
Capital expenditures                           102,249         12,041        28,016                                142,306

                                                                                          Reconciling        Consolidated
          December 31, 1998                  Electric         Gas          Water         Eliminations

Operating revenues                          $  585,657      $ 99,532      $ 49,143                             $  734,332
Operating income                               103,728        10,534        11,932                                126,194
Operating income taxes                          34,611         5,142         3,797                                 43,550
Depreciation                                    57,180         4,810         7,445                                 69,435
Interest expense on long term debt              25,497         3,601         9,792                                 38,890
Assets                                       1,558,322       139,398       274,124           39,976             2,011,820
Capital expenditures                           144,080        11,124        28,180                                183,384


                                                                                                             Consolidated
          December 31, 1997                  Electric         Gas          Water         Reconciling         Eliminations

Operating Revenues                             $540,346      $70,675       $46,519                            $657,540
Operating income                                 99,671       10,057        10,444                             120,172
Operating income taxes                           33,742        4,223         2,422                              40,387
Depreciation                                     52,239        4,531         7,347                              64,117
Interest expense on long                         28,095        3,312         8,202                              39,609
 term debt
Capital expenditures                            105,531       12,191        30,079                             147,801

     The reconciliation of segment assets to the consolidated total includes the following unallocated amounts:

                                                          1999                    1998
                                                      -------------          --------------
Other property                                              $ 2,661                 $ 1,342
Cash                                                          3,011                  15,197
Current assets- other                                         3,103                   2,692
Other regulatory assets                                      34,571                  21,031
Deferred charges- other                                         337                    (286)
                                                     --------------          --------------
                                                            $43,683                 $39,976
                                                     ==============          ==============


   NOTE 15.   QUARTERLY FINANCIAL DATA (unaudited)

  (Dollars in thousands):

                                                              Quarter Ended
                                       ------------------------------------------------------------
                                           March 31,      June 30,       Sept. 30,       Dec. 31,
                                            1999            1999           1999            1999
                                    ---------------------------------------------------------------
Operating Revenues                           $192,611       $179,818        $194,802       $196,491

Operating Income                               35,773         29,837          32,527         31,699

Income Before Preferred
  Dividend Requirements                        22,471         16,892          13,815         18,548

Income Applicable to
  Common Stock                                 21,106         15,527          12,450         17,158

                                                               Quarter Ended
                                       ------------------------------------------------------------
                                           March 31,      June 30,       Sept. 30,       Dec. 31,
                                             1998           1998           1998            1998
                                       ------------------------------------------------------------
Operating Revenues                           $182,722        169,143         187,446       $195,021

Operating Income                               33,138         27,308          33,626       $ 32,122

Income Before Preferred
  Dividend Requirement                         23,194         17,705          23,751       $ 21,370
Income Applicable to
  Common Stock                                 21,829         16,340          22,386       $ 20,006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

(a)  Directors

     The following is a listing of all the current directors of SPPC and their ages as of December 31, 1999. There are no family relationships among them. Directors serve three-year terms with four (or five) terms of office expiring at each Annual Meeting, or until their successors have been elected and qualified.

Directors whose terms expire in 2000:

Edward P. Bliss, 67

     Consultant to Scudder Kemper Investments Co; retired partner, Loomis, Sayles & Company, Inc., an investment counsel firm in Boston, Massachusetts. He is also a Director of Seaboard Petroleum, Midland, Texas. Mr. Bliss has served as a Director of SPR since 1991, of SPPC since 1991, and was elected a Director of NVP in July 1999.

Mary Kaye Cashman, 48

     Chief Executive Officer and Vice Chairman of the Board since 1995 of Cashman Equipment Company, one of the oldest and largest Caterpillar dealers in North America. She serves on the boards of the Nevada Test Site Development Corporation; Mackay School of Mines Advisory Board at the University of Nevada, Reno; Bishop Gorman High School Endowment Foundation; and McCaw Elementary School of Mines Foundation. Ms. Cashman has served as a Director of NVP since 1997, and was elected a Director of SPR and SPPC in July 1999. Ms. Cashman tendered her resignation as a Director on March 8, 2000.

Mary Lee Coleman, 62

     President of Coleman Enterprises, a developer of shopping centers and industrial parks. She is also a director of First Dental Health. Ms. Coleman has served as a Director of NVP since 1980, and was elected a Director of SPR and SPPC in July 1999.

Jerry E. Herbst, 61

     Chief Executive Officer of Terrible Herbst, Inc., a gas station, car wash, convenience store chain; and Herbst Supply Co., Inc., a wholesale fuel distributor; family-owned businesses for which he has worked since 1959.
     He is also a partner of the Coast Resorts (hotel and casino industry). Mr. Herbst has served as a Director of NVP since 1990, and was elected a Director of SPR and SPPC in July 1999.

Directors whose terms expire in 2001:

Theodore J. Day, 50

     Senior Partner, Hale, Day, Gallagher Company, a real estate brokerage and investment firm. Mr. Day has served as a Director of SPPC since 1986, of SPR since 1987, and was elected a Director of NVP in July 1999. He is also a Director of the W.M. Keck Foundation.

James R. Donnelley, 64

     Vice Chairman of the Board, R.R. Donnelley & Sons Company, since July 1990, and a Director of that company since 1976. Mr. Donnelley was R.R. Donnelley and Sons' Group President, Corporate Development from June 1987 to July 1990, and Group President, Financial Printing Services Group from January 1985 to January 1988. He is also a Director of Pacific Magazines & Printing Limited, and Chairman of National Merit Scholarship Corporation. Mr. Donnelley has served as a Director of SPR since 1987, of SPPC since 1992, and was elected a Director of NVP in July 1999.

John L. Goolsby, 57

     Retired President and Chief Executive Officer of The Howard Hughes Corporation, a real estate investment and land development company. Mr. Goolsby became affiliated with The Howard Hughes Corporation in 1980 and served as President from 1988-1998. He is also a director of America West
     ----------------------------------
     Holdings Corporation and Tejon Ranch Company.  Mr. Goolsby has served as a
                          -----------------------
     Director of NVP since 1991, and was elected a Director of SPR and SPPC in July 1999.

Malyn K. Malquist, 47, President and Chief Executive Officer

     Mr. Malquist was elected President, Chief Operating Officer, and a Director of SPR, and President, Chief Executive Officer, and a Director of NVP and SPPC upon the close of SPR's merger with NVP in July 1999. He was previously elected President and Chief Executive Officer of SPR and SPPC in January 1998. In February 1998, Mr. Malquist was elected to the additional position of Chairman. Mr. Malquist continued to hold the positions of Chairman and Chief Executive Officer until SPR's merger with NVP in July 1999. He was Senior Vice President - Distribution Services Business Group and Principal Operations Officer from August 1996 to January 1998. He served as Senior Vice President and Chief Financial Officer of SPR and SPPC from April 1994, when he joined SPR, until August 1996. Prior to joining SPR, Mr. Malquist was with San Diego Gas and Electric, where from 1978 he held various financial positions, including Treasurer and Vice President.

John F. O'Reilly, 54

     Chairman and Chief Executive Officer of the law firm of Keefer, O'Reilly, Ferrario and Lubbers. Mr. O'Reilly is also Chairman and Chief Executive Officer of the O'Reilly Gaming Group and is Chairman of the Nevada Test Site Development Corporation. Mr. O'Reilly has served as a Director of NVP since 1995, and was elected a Director of SPR and SPPC in July 1999.

Directors whose terms expire in 2002:

Krestine M. Corbin, 62

     President and Chief Executive Officer of Sierra Machinery, Incorporated since 1984 and a director of that company since 1980. She also serves on the Federal Reserve Bank Twelfth District Head Board. Ms. Corbin has served as a Director of SPR since 1991, of SPR since 1989, and was elected a Director of NVP in July 1999.

Fred D. Gibson, Jr., 72

     Retired Chairman, President and Chief Executive Officer, but remains as a director, of American Pacific Corporation, a manufacturer of chemicals and pollution abatement equipment and a real estate developer. Mr. Gibson has been affiliated with American Pacific Corporation and its predecessor, Pacific Engineering & Production Co., since 1956. He is also a director of Cashman Equipment Company. Mr. Gibson has served as a Director of NVP since 1978, and was elected a Director of SPR and SPPC in July 1999.

James L. Murphy, 70

     Certified Public Accountant and retired partner of and consultant to Grant Thornton L.L.P., an international accounting and management consulting firm. Mr. Murphy is the owner, independent trustee and general partner of several real estate development projects and numerous rental properties. He is also a retired Colonel in the United States Air Force Reserve. Mr. Murphy has served as a Director of SPPC since 1990, of SPR since 1992, and was elected a Director of NVP in July 1999.

Michael R. Niggli, 50, Chairman and Chief Executive Officer

     Mr. Niggli was elected Chairman and Chief Executive Officer of SPR, and Chairman of NVP and SPPC, upon the close of SPR's merger with NVP in July 1999. He joined NVP as President and Chief Operating Officer in February 1998. He was appointed by NVP's Board of Directors as Chief Executive Officer effective February 23, 1999 and as Chairman on June 10, 1999. Prior to joining NVP, Mr. Niggli was Senior Vice President of the Custom Accounts Market Unit for Entergy, a New Orleans-based global energy company. Beginning in 1988, he also served at Entergy as Senior Vice President of Marketing and in Vice President positions for areas including fuels, strategic planning and customer service.

Dennis E. Wheeler, 57

     Chairman, President and Chief Executive Officer of Coeur d'Alene Mines Corporation since 1986. Mr. Wheeler has served as a Director of SPR since 1990, of SPPC since 1992, and was elected a Director of NVP in July 1999.


All of the present Directors are Directors of SPR. Messrs. Malquist and Murphy are Directors of Lands of Sierra, Inc.; Messrs. Day and Malquist are Directors of Tuscarora Gas Pipeline Co.; Mr. Niggli is a Director of Sierra Pacific Communications; Mr. Malquist is a Director of Sierra Water Development Company, Sierra Gas Holdings Co., Pinon Pine Corp., and Pinon Pine Investment Co. All of the above listed companies are affiliates of SPPC with the exception of GPSF-B, Pinon Pine Corp., and Pinon Pine Investment Co, which are subsidiaries.

     (b)  Executive Officers

     The following are current executive officers of the companies indicated and their ages as of December 31, 1999. There are no family relationships among them. Officers serve a term which extends to and expires at the annual meeting of the Board of Directors or until a successor has been elected and qualified:

Michael R. Niggli, 50, Chairman, Board of Directors

      See description under Item 10(a), "Directors," page 83

Malyn K. Malquist, 47, President and Chief Executive Officer

      See description under Item 10(a), "Directors," page 82.

Steven W. Rigazio, 45, Senior Vice President, Energy Delivery

     Mr. Rigazio was elected Senior Vice President, Energy Delivery, in July 1999, and holds the same position with NVP. Previously he was Vice President, Finance and Planning, Treasurer, and Chief Financial Officer for NVP effective October 1993. Other NVP management positions include Vice President and Treasurer, Chief Financial Officer; Vice President, Planning; Director of System Planning; Manager of Rates and Regulatory Affairs; and Supervisor of Rates and Regulations. Mr. Rigazio has been with NVP since 1984.

William E. Peterson, 52, Senior Vice President, General Counsel and Corporate Secretary

     Mr. Peterson was elected to his present position in January 1994, and holds the same positions with the Company's parent, SPR, and with NVP. He was previously Senior Vice President, Corporate Counsel for SPPC from July 1993 to January 1994. Prior to joining the Company in 1993, he served as General Counsel and Resident Agent for SPR since 1992, while a partner in the Woodburn and Wedge law firm. He was a partner in the Woodburn and Wedge law firm since 1982.

Mark A. Ruelle, 38, Senior Vice President, Chief Financial Officer and Treasurer

     Mr. Ruelle was elected to his present position March 1, 1997, and holds the same positions with SPR and NVP. Prior to joining the Company, Mr. Ruelle was President of Westar Energy, a subsidiary of Western Resources in 1996, and before that, served as Vice President, Corporate Development for Western Resources in 1995. Mr. Ruelle was with Western Resources since 1987 and served in numerous positions in regulatory affairs, treasury, finance, corporate development, and strategy planning.

David G. Barneby, 54, Vice President, Generation

     Mr. Barneby was elected Vice President, Generation, in July 1999, and holds the same position with NVP. Previously he was elected Vice President, Power Delivery for NVP effective October 1993. Mr. Barneby has been with NVP since 1965, and other management positions include Vice President, Generation; Manager, Generation Engineering and Construction; and Superintendent and Project Manager, Reid Gardner Unit 4.

Jeffrey L. Ceccarelli, 45, Vice President, Distribution Services, New Business

     Mr. Ceccarelli was elected Vice President, Distribution Services, New Business, in July 1999, and holds the same position with NVP. He was elected Vice President, Distribution Services in February 1998. Prior to this, he served as Executive Director, Distribution Services. From January 1996 through January 1998, Mr. Ceccarelli was Director, Customer Operations. A civil engineer, Mr. Ceccarelli has been with the Company since 1972 and has held numerous management positions in operations, customer service, design and engineering.

Gloria T. Banks Weddle, 50, Vice President, Corporate Services

     Ms. Weddle was elected Vice President, Corporate Services of the Company in July 1999, and was elected to the same position with NVP in January 1996. Previously she was Vice President, Human Resources and Corporate Services for NVP effective October 1993. Other NVP management positions include Vice President, Human Resources; Director of Human Resources; and Manager of Compensation and Benefits. Ms. Weddle has been with NVP since 1973.

Matt H. Davis, 44, Vice President, Distribution Services, Operations and Maintenance

     Mr. Davis was elected Vice President, Distribution Services, Operations and Maintenance in July 1999, and holds the same position with NVP. Previously he was Director, System Planning and Division Director, System Planning and Operations for NVP. Mr. Davis has been with NVP since 1978 and has held various positions in the distribution, transmission, power contracts, and land services departments.

Mary O. Simmons, 44, Controller

     Ms. Simmons was elected to her current position in June 1997, and holds the same position with SPR and NVP. Her previous positions include: Director, Water Policy and Planning; Director, Budgets and Financial Services; and Assistant Treasurer, Shareholder Relations for SPR. Ms. Simmons, a certified public accountant, has been with the Company since 1985.

Douglas R. Ponn, 52, Vice President, Governmental and Regulatory Affairs

     Mr. Ponn was elected Vice President, Governmental and Regulatory Affairs in July 1999, and holds the same position with NVP. Previously he was Executive Director, Governmental and Regulatory Affairs. Mr. Ponn has been with the Company since 1986.

Mary Jane Reed, 53, Vice President, Human Resources

     Ms. Reed was elected Vice President, Human Resources of the Company in January 1997, and was named to the same position with NVP in July 1999.
     She was previously Vice President, Human Resources Network Group for Bell Atlantic Corporation. Ms. Reed was with Bell Atlantic from 1968 - 1996 and in addition to the Vice President's position, served as Director of Human Resources, Assistant to the President for Consumer Affairs, and several other managerial positions.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information about the compensation of each Chief Executive Officer that served in that position during 1999, and each of the four most highly compensated officers for services in all capacities to SPR and its subsidiaries.

                                         Annual Compensation                              Long-Term Compensation
                            ------------------------------------------------------------------------------------------------------
                                                                               Awards                Payout
                                                                       -----------------------------------------------------------
                                                                                      Securities
                                                                       Restricted     Underlying
Name and Principal                                     Other Annual      Stock         Options/        LTIP          All Other
   Position              Year   Salary ($)  Bonus ($) Compensation ($) Awards ($)      SARs (#)      Payouts ($)  Compensation ($)
     (a)                 (b)       (c)       (d) (2)      (e) (3)         (f)          (g) (4)        (h) (5)         (i) (6)
----------------------------------------------------------------------------------------------------------------------------------
Michael R. Niggli (1)    1999    $400,000   $255,130       $ 1,183         -           123,000        $410,306     $ 8,934
Chairman and Chief       1998    $353,846   $216,000       $11,161         -                 -        $115,399     $79,743
 Executive Officer

Malyn K. Malquist (1)    1999    $352,692   $199,875       $14,337         -           298,792               -     $22,021
President and Chief      1998    $292,960   $180,900       $16,486         -            61,000        $ 85,184     $15,805
 Operating Officer       1997    $212,803   $ 92,198       $ 2,052         -            14,000        $101,192     $15,279

Steven W. Rigazio        1999    $262,075   $ 81,700       $60,654         -            36,260        $127,712     $ 6,811
Senior Vice President,   1998    $219,462   $ 30,750       $13,712         -                 -        $ 29,304     $ 4,800
 Energy Delivery         1997    $202,269   $ 48,750       $11,736         -                 -        $ 36,594     $ 4,800

Mark A. Ruelle           1999    $196,654   $ 86,658       $ 7,389         -            61,292               -     $ 8,565
Senior Vice President,   1998    $192,116   $ 72,843       $12,342         -             9,000        $ 50,108     $ 8,974
 Chief Financial Officer 1997    $143,308   $ 65,269       $ 3,808         -             8,384               -     $77,329
 and Treasurer

William E. Peterson      1999    $200,000   $ 83,053       $20,727         -            80,168               -     $11,974
Senior Vice President,   1998    $199,385   $ 71,503       $18,918         -             9,000        $ 85,184     $29,939
 General Counsel and     1997    $207,757   $ 78,184       $17,142         -            10,000        $101,192     $29,488
 Corporate Secretary

Gloria T. Banks-Weddle   1999    $185,769   $ 57,564       $41,358         -            18,220        $101,582     $ 7,371
Vice President,          1998    $177,222   $ 54,000             -         -                 -        $ 29,960     $ 4,514
 Corporate Services      1997    $164,539   $ 25,500             -         -                 -                -    $ 3,067
----------------------------------------------------------------------------------------------------------------------------------

1. Mr. Malquist was Chairman, President and Chief Executive Officer of Sierra Pacific Resources until the August 1, 1999 merger, at which time Mr. Malquist was named President and Chief Executive Officer of SPPC, and President and Chief Operating Officer of the parent, SPR; and Mr. Niggli was appointed Chairman of the Board of Directors and Chief Executive Officer of the parent, SPR, and Chairman of the Board of Directors of SPPC.
2. The amounts presented for 1999, and those for SPR executives in 1998 and 1997, represent incentive pay received pursuant to SPR's "pay for performance" team incentive plan approved by stockholders in May, 1994. The 1998 and 1997 amounts for the NVP executives represent pay received according to the NVP Short-Term Incentive Plan.
3. For the executives listed, with the exceptions noted below, these amounts represent Personal Time Off payouts. For Mr. Rigazio and Ms. Banks-Weddle, the Personal Time Off payouts were $17,881 and $5,596 respectively. Also included for these executives is the amount of those perquisites, which in the aggregate, exceeded the lesser of $50,000 or 10% of their salary and bonus. Due to a change in policies after the merger, the NVP executives were either given their company vehicle, or allowed to purchase it at a bargain price. The fair market value and the related tax gross-up, less any amount paid by the executive, if applicable, was included as compensation for the executives. Mr.

   Rigazio and Ms. Banks-Weddle received, as compensation for their automobiles, $42,774 and $35,762 respectively.
4. As a result of the August 1, 1999 merger with Nevada Power Company, all SPR nonqualifying stock options outstanding as of that date were converted at a ratio of 1.44:1. For the pre-merger SPR executives, the 1999 option amounts include the number of new shares issued during the year, as well as the total number of shares that were converted for that employee. For 1998 and 1997, the amounts are the same as those presented in prior years and do not reflect the conversion.
5. The Long-term incentive payouts for the SPR executives, for the three-year period January 1, 1997 to December 31, 1999, was not approved for payment by the SPR Board of Directors; therefore, zero amounts are shown in 1999 for the pre-merger SPR executives. Nevada Power executives received a lump sum payout of all their performance shares as a result of the August 1, 1999 merger.
6. Amounts for All Other Compensation include the following for 1999:

-------------------------------------------------------------------------------------------------------------------------
                                  Michael R.     Malyn K.       Steven W.      Mark A.        William E.       Gloria T.
        Description                 Niggli       Malquist        Rigazio       Ruelle          Peterson      Banks-Weddle
-------------------------------------------------------------------------------------------------------------------------
Company contributions to           $6,639         $ 6,000        $6,659         $6,000         $6,000             $7,204
 the 401k deferred
 compensation plan

Company contributions to                          $14,225                       $2,000         $4,126
 the nonqualified deferred
 compensation plan

Imputed income on group                           $   528        $  152         $  176         $  643              $ 166
 term life insurance
 premiums paid by the
 Company

Insurance premiums paid for        $2,294         $ 1,268                       $  389         $1,205
 executive term life
 policies
-------------------------------------------------------------------------------------------------------------------------

Options/SAR Grants in Last Fiscal Year

     The following table shows all grants of options to the named executive officers of SPR in 1999. Pursuant to Securities and Exchange Commission (SEC) rules, the table also shows the present value of the grant at the date of grant.

------------------------------------------------------------------------------------------------------------------------------------
                                                        Percent of Total
                        Number of Securities          Options/SAR's Granted
                              Underlying                 to Employees in       Exercise of Base                        Grant Date
         Name           Options/SAR's Granted              Fiscal Year          Price ($/share)     Expiration Date    Present Value
       (a) (1)                (b) (2)                       (c) (3)                    (d)               (e)             (f) (4)
------------------------------------------------------------------------------------------------------------------------------------
Michael R. Niggli
 08/01/1999 Grant           123,000                         14.77%                   $26.00            08/01/2009       $  628,530

   Employee Total           123,000                         14.77%                                                      $  628,530

Malyn K. Malquist
 08/01/1999 Grant            87,840                         10.55%                   $26.00            08/01/2009       $  448,862
 01/01/1999 Grant            87,840                         10.55%                   $24.22            01/01/2009       $  355,752
 01/01/1998 Grant            87,840                         10.55%                   $24.93            01/01/2008       $  275,110
 01/01/1997 Grant            20,160                          2.42%                   $19.97            01/01/2007       $   49,157
 01/01/1996 Grant             5,045                          0.61%                   $16.23            01/01/2006       $    7,459
 01/01/1995 Grant             6,092                          0.73%                   $13.02            01/01/2005
 01/01/1994 Grant             3,975                          0.48%                   $14.24            01/01/2004

   Employee Total           298,792                         35.89%                                                      $1,136,340

Steven W. Rigazio
 08/01/1999 Grant        23,300         2.80%          $26.00         08/01/2009     $119,063
 01/01/1999 Grant        12,960         1.56%          $24.22         01/01/2009     $ 52,488

   Employee Total        36,260         4.36%                                        $171,551

Mark A. Ruelle
 08/01/1999 Grant        23,300         2.80%          $26.00         08/01/2009     $119,063
 01/01/1999 Grant        12,960         1.56%          $24.22         01/01/2009     $ 52,488
 01/01/1998 Grant        12,960         1.56%          $24.93         01/01/2008     $ 40,590
 01/01/1997 Grant        12,072         1.45%          $19.97         01/01/2007     $ 29,436

   Employee Total        61,292         7.37%                                        $241,577

William E. Peterson
 08/01/1999 Grant        23,300         2.80%          $26.00         08/01/2009     $119,063
 01/01/1999 Grant        12,960         1.56%          $24.22         01/01/2009     $ 52,488
 01/01/1998 Grant        12,960         1.56%          $24.93         01/01/2008     $ 40,590
 01/01/1997 Grant        14,400         1.73%          $19.97         01/01/2007     $ 35,112
 01/01/1996 Grant         5,045         0.61%          $16.23         01/01/2006     $  7,459
 01/01/1995 Grant         6,092         0.73%          $13.02         01/01/2005
 01/01/1994 Grant         5,411         0.65%          $14.24         01/01/2004

   Employee Total        80,168         9.64%                                        $254,712

Gloria T. Banks-Weddle
 08/01/1999 Grant        10,300         1.24%          $26.00         08/01/2009     $ 52,633
 01/01/1999 Grant         7,920         0.95%          $24.22         01/01/2009     $ 32,076

   Employee Total        18,220         2.19%                                        $ 84,709
--------------------------------------------------------------------------------

1. Under the SPR executive long-term incentive plan, the 1999 grants of nonqualifying stock options were made on January 1. One third of these grants vest annually commencing one year after the date of the grant. An additional grant of nonqualifying stock options was made on August 1, 1999, following the merger with Nevada Power Company. One third of these grants vest annually commencing January 1, 2001.
2. As a result of the August 1, 1999 merger with Nevada Power Company, all SPR nonqualifying stock options outstanding as of that date were converted at a ratio of 1.44:1. This resulted in the repricing of each grant and a change in the number of outstanding shares for each employee. According to SEC regulations, these repriced options are listed above as grants issued during the year. The vesting periods and expiration dates of the grants were not changed.
3. The total number of nonqualifying stock options granted to all employees in 1999 was 832,983.
4. The hypothetical grant date present values are calculated under the Black-Scholes Model. The Black-Scholes Model is a mathematical formula used to value options traded on stock exchanges. The assumptions used in determining the option grant date present value listed above include the stock's average expected volatility (17.77%), average risk free rate of return (5.94%), average projected dividend yield (4.30%), the stock option term (10 years), and an adjustment for risk of forfeiture during the vesting period (3 years at 3%). No adjustment was made for non-transferability.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

     The following table provides information as to the value of the options held by the named executive officers at year end measured in terms of the closing price of Sierra Pacific Resources common stock on December 31, 1999.

------------------------------------------------------------------------------------------------------------------------------------
                               Shares                      Number of Securities Underlying
                             Acquired on      Value          Unexercised Options/SARs at           Value of Unexercised in-the-money
          Name                Exercise      Realized             Fiscal Year-End                    Options/SARs at Fiscal Year-End
           (a)                  (b)           (c)                          (d)                                   (e)
                                                           -------------------------------------------------------------------------
                                                           Exercisable         Unexercisable       Exercisable         Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Michael R. Niggli                -             -                    -              123,000                  -                 -
Malyn K. Malquist                -             -               54,593              244,199            $36,384            $7,400
Steven W. Rigazio                -             -                    -               36,260                  -                 -
Mark A. Ruelle                   -             -               12,368               48,924                  -                 -
William E. Peterson              -             -               27,232               52,936            $40,798            $7,400
Gloria T. Banks-Weddle           -             -                    -               18,220                  -                 -
------------------------------------------------------------------------------------------------------------------------------------


(e) Pre-tax gain. Value of in-the-money options based on December 31, 1999 closing trading price of $17.31 less the option exercise price.

Long-Term Incentive Plans-Awards in Last Five Years

     The executive long-term incentive plan (LTIP) provides for the granting of stock options (both nonqualified and qualified), stock appreciation rights
(SARs), restricted stock performance units, performance shares and bonus stock to participating employees as an incentive for outstanding performance. Incentive compensation is based on the achievement of pre-established financial goals for SPR. Goals are established for total shareholder return (TSR) compared against the Dow Jones Utility Index and annual growth in earnings per share
(EPS).

     The following table provides information as to the performance shares granted to the named executive officers of Sierra Pacific Power Company in 1999. Nonqualifying stock options granted to the named executives as part of the LTIP are shown in the table "Option/SAR Grants in Last Fiscal Year."

-----------------------------------------------------------------------------------------------------------------------------
                                                                          Estimated Future Payouts Under Non-Stock Price-
                                                                                            Based Plans
                                                                          ---------------------------------------------------
                                                   Performance or
                             Number of Shares,   Other Period Until
                              Units or Other       Maturation or
          Name                    Rights              Payout              Threshold ($)       Target ($)          Maximum ($)
          (a)                      (b)                 (c)                   (d)(1)             (e)(2)              (f)(3)
-----------------------------------------------------------------------------------------------------------------------------
Michael R. Niggli                6,480                  3 years               $78,473          $156,946            $274,655
Malyn K. Malquist                6,480                  3 years               $78,473          $156,946            $274,655
Steven W. Rigazio                1,872                  3 years               $22,670          $ 45,340            $ 79,345
Mark A. Ruelle                   1,872                  3 years               $22,670          $ 45,340            $ 79,345
William E. Peterson              1,872                  3 years               $22,670          $ 45,340            $ 79,345
Gloria T. Banks-Weddle           1,152                  3 years               $13,951          $ 27,901            $ 48,828
------------------------------------------------------------------------------------------------------------------------------------

1. The threshold represents the level of TSR and EPS achieved during the cycle which represents minimum acceptable performance and which, if attained, results in payment of 50% of the target award. Performance below the minimum acceptable level results in no award earned.

2. The target represents the level of TSR and EPS achieved during the cycle which indicates outstanding performance and which, if attained, results in payment of 100% of the target award.
3. The maximum represents the maximum payout possible under the plan and a level of TSR and EPS indicative of exceptional performance which, if attained, results in a payment of 175% of the target award.

     All levels of awards are made with reference to the price of each performance share at the time of the grant.

Pension Plans

     The following table shows annual benefits payable on retirement at normal retirement age 65 to elected officers under the Company's defined benefit plans based on various levels of remuneration and years of service which may exist at the time of retirement.

----------------------------------------------------------------------------------------
 Highest Average                Annual Benefits for Years of Service Indicated
   Five-Years
  Remuneration     15 Years       20 Years       25 Years       30 Years       35 Years
----------------------------------------------------------------------------------------
 $ 60,000          $ 27,000        $ 31,500       $ 36,000       $ 36,000       $ 36,000
 $120,000          $ 54,000        $ 63,000       $ 72,000       $ 72,000       $ 72,000
 $180,000          $ 81,000        $ 94,500       $108,000       $108,000       $108,000
 $240,000          $108,000        $126,000       $144,000       $144,000       $144,000
 $300,000          $135,000        $157,500       $180,000       $180,000       $180,000
 $360,000          $162,000        $189,000       $216,000       $216,000       $216,000
 $420,000          $189,000        $220,500       $252,000       $252,000       $252,000
 $480,000          $216,000        $252,000       $288,000       $288,000       $288,000
 $540,000          $243,000        $283,500       $324,000       $324,000       $324,000
 $600,000          $270,000        $315,000       $360,000       $360,000       $360,000
 $660,000          $297,000        $346,500       $396,000       $396,000       $396,000
 $720,000          $324,000        $378,000       $432,000       $432,000       $432,000
----------------------------------------------------------------------------------------

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

     Years of credited service for the named executives are as follows: Mr. Niggli, 0.9; Mr. Malquist, 4.6; Mr. Rigazio, 14.5; Mr. Ruelle, 1.8; Mr. Peterson, 12.5; and Ms. Banks-Weddle, 19.8.

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

Voting Stock

     SPR owns 100% of the voting stock of SPPC.

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

                                          Common Shares
                                          Beneficially          Percent of Total Common
                                          Owned as of           Shares Outstanding as of
     Name of Director or Nominee         March 1, 2000               March 1, 2000
     ---------------------------       -----------------        ------------------------
Edward P. Bliss                              22,988
Mary K. Cashman                               9,054
Mary L. Coleman                             262,656
Krestine M. Corbin                           16,454
Theodore J. Day                              31,429                No director or nominee
James R. Donnelley                           30,129              for director owns in excess
Fred D. Gibson Jr.                            7,708                    of one percent
John L. Goolsby                               7,965
Jerry E. Herbst                               5,100
Malyn K. Malquist                           158,479
James L. Murphy                              18,285
Michael R. Niggli                            43,867
John F. O'Reilly                              4,000
Dennis E. Wheeler                            13,635
                                            -------
                                            631,749
                                            =======

                                          Common Shares
                                          Beneficially          Percent of Total Common
                                          Owned as of           Shares Outstanding as of
          Executive Officers             March 1, 2000               March 1, 2000
          ------------------           -----------------        ------------------------
Charles A. Lenzie (1)                         9,475
Michael R. Niggli (1)                        43,867
Malyn K. Malquist (1)                       158,479              No executive officer owns
Steven W. Rigazio                            20,553              in excess of one percent
Mark A. Ruelle                               35,444
William E. Peterson                          55,993
Gloria T. Banks-Weddle                        6,839
                                            -------
                                            330,650
                                            =======
All directors and executive officers
 as a group (a) (b) (c)                     876,275
                                            =======


(1) Mr. Malquist was Chairman, President and Chief Executive Officer of Sierra Pacific Resources until the August 1, 1999 merger, at which time Mr. Malquist was named President and Chief Executive Officer of SPPC, and President and Chief Operating Officer of the parent, SPR, and Mr.

     Niggli was appointed Chairman of the Board of Directors and Chief Executive Officer of the parent, SPR, and Chairman of the Board of Directors of SPPC.

(a) Includes shares acquired through participation in the Employee Stock Purchase Plan and/or the 401(k) plan.

(b) The number of shares beneficially owned includes shares which the Executive Officers currently have the right to acquire pursuant to stock options granted, and performance shares earned under the Executive Long-Term Incentive Plan. Share beneficially owned pursuant to stock options granted to Messrs. Niggli, Malquist, Rigazio, Peterson, Ruelle, Banks-Weddle, and directors and executive officers as a group are 34,797, 151,365, 7,766, 50,668, 32,799 3,433, and 369,503 shares, respectively.

(c) Included in the shares beneficially owned by the Directors are 45,913 shares of "phantom stock" representing the actuarial value of the Director's vested benefits in the terminated Retirement Plan for Outside Directors. The "phantom stock" is held in an account to be paid at the time of the Director's departure from the Board.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     SPR entered into an agreement with Hale Day Gallagher Co., a real estate brokerage and investment company, to act as broker for the sale of a property owned by Lands of Sierra, Inc., a subsidiary of SPR. The sale of the property resulted in Hale Day Gallagher Co. receiving a standard brokerage commission of 5% of the selling price. Mr. T.J. Day, a senior partner of Hale Day Gallagher Co. and a Director of the Company, did not participate in any discussions or voting to retain the firm, had no relationship with, or interest in, the transaction, will receive no part of the commission, and no direct or indirect benefit from the transaction.

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

     In 1999, SPPC purchased all of the plant assets of the Silver Lake Water Company. The stock is owned 50% by the Lear Family Trust and 50% by Moya Olsen Lear. Mr. Murphy, a Director of SPPC, and Mr. Dayton, a former director of SPPC and a director at the time of purchase, are trustees of the Lear Family Trust. Neither Mr. Murphy nor Mr. Dayton participated in any of the Company's discussions or deliberations to purchase the Silver Lake Water Company and neither received any benefit, either directly or indirectly, from the transaction.

Change in Control Agreement

Employment Agreements
---------------------

     Sierra Pacific Resources has entered into Employment Agreements with Messrs. Niggli and Malquist. Messrs. Niggli and Malquist are sometimes hereinafter individually referred to as the "Executive." The Employment Agreements became effective on July 28, 1999, and have an initial term of three years, which term would automatically be extended in the event of a Change in Control (as defined in the Agreements) to the third anniversary of the Change in Control (or the consummation of the Change in Control, if later). The extended term is subject to further extension on the occurrence of an additional Change in Control event.

     Pursuant to the Employment Agreements, Mr. Niggli will serve as Chairman and Chief Executive Officer of Sierra Pacific Resources, and Mr. Malquist will serve as President and Chief Operating Officer of Sierra Pacific Resources and Chief Executive Officer of Nevada Power Company and SPPC.

     Each Executive's Employment Agreement provides that he will receive annual base salary commensurate with his position and level of responsibility, as determined by the Sierra Pacific Board (or compensation committee thereof), but not less than the Executive's annual base salary as in effect immediately prior to the Merger. Base salary may not be decreased. Each Employment Agreement also provides that the Executive will be eligible to participate in any annual incentive and long-term cash incentive plans applicable to executive and management employees that are authorized by the Sierra Pacific Board (or compensation committee thereof), with such participation, subject to achievement of applicable performance measures, to be at annual target payout or grant levels, respectively, of not less than a percentage of the Executive's annual base salary equal to the corresponding target percentage of annual base salary in effect for the Executive under the Nevada Power or Sierra Pacific plans in which the Executive participated immediately prior to the Merger; provided, however, that the target percentages for one Executive shall in no event be less than the target percentages for the other Executive. The Executives also are entitled to participate in all employee benefit plans in which senior executives of Sierra pacific are entitled to participate, in certain fringe benefits and in the supplemental retirement plans in which they participated immediately prior to the Merger.

     If during the term of the Employment Agreement Sierra Pacific terminates the employment of the Executive for reasons other than cause (as defined in each Employment Agreement), death or disability or the Executive terminates his employment for good reason (as defined in each Employment Agreement), the Executive will receive, in addition to all compensation earned through the date of termination and coverage and benefits under all benefit and incentive compensation plans to which he is entitled pursuant to the terms thereof, a severance payment equal to three times the sum of his annual base salary and target annual bonus. In addition, the Executive will continue to receive health benefits (i.e., medical insurance, etc.) and life benefits on the same terms and conditions as prior to his termination for 36 months following his termination (the "Continuation Period").

     The Executive has no duty to mitigate, but the health and life benefits listed above will be offset by any benefits payable to the Executive during the Continuation Period from another employer. Under the Employment Agreements, Sierra Pacific will pay any additional amounts sufficient to hold the Executive harmless for any excise tax that might be imposed as a result of the Executive being subject to the federal excise tax on "excess parachute payments" or similar taxes imposed by state or local law in connection with receiving any compensation or benefits pursuant to his Employment Agreement or otherwise that is considered contingent on a change in control. If the Executive dies, is terminated due to permanent disability, is terminated for cause, or terminates for other than good reason, in each case during the term of the Employment Agreement, Sierra Pacific will pay to the Executive or the Executive's beneficiaries or estate, as the case may be, all compensation earned through the date of termination and benefits payable under applicable benefit and incentive compensation plans.

     A Change in Control for purposes of the Employment Agreements occurs (i) if Sierra Pacific merges or consolidates, or sells all or substantially all of its assets, and less than 65% of the voting power of the surviving corporation is owned by those stockholders who were stockholders of Sierra Pacific immediately prior to such merger or sale; (ii) any person acquires 20% or more of Sierra Pacific's voting stock; (iii) Sierra Pacific enters into an agreement or Sierra Pacific or any person announces an intent to take action, the consummation of which would otherwise result in a Change in Control, or the Board of Directors of Sierra Pacific adopts a resolution to the effect that a Change in Control has occurred; (iv) within a two-year period, a majority of the directors of Sierra Pacific at the beginning of such period cease to be directors; or (v) the stockholders of Sierra Pacific approve a complete liquidation or dissolution of Sierra Pacific.

Severance Agreements
--------------------

Nevada Power Company

     On March 13, 1998, Gloria Banks Weddle, David G. Barneby, and Steven W. Rigazio entered into employment agreements with Nevada Power Company for a three-year term which would automatically be extended in the event of a Change in Control to the third anniversary of the Change in Control (or the consummation of the Change in Control, if later). The extended term is subject to further extension on the occurrence of a further Change in Control event.
The announcement of the execution of the Merger Agreement constituted a Change in Control under the employment agreements, and the consummation of the Mergers constituted an additional change in control event. If during the term of the employment agreement Nevada Power terminates the employment of an executive officer for reasons other than cause (as defined in each employment agreement), death or disability, or the executive officer terminates his or her employment for good reason (as defined in each employment agreement), the executive officer will receive, in addition to all compensation earned through the date of termination and coverage and benefits under all benefit and incentive compensation plans to which the executive officer is entitled pursuant to the terms thereof, a severance payment equal to two times the sum of his or her annual base salary and target annual bonus. In addition, the executive officer will continue to receive health benefits (i.e., medical insurance, etc.) and life benefits which will be offset by any benefits payable to the executive officer during the applicable benefit continuation period from another employer. Under the employment agreements, the executive officer will receive additional amounts sufficient to hold the executive harmless for any excise tax that might be imposed by state or local law in connection with receiving any compensation or benefits pursuant to the employment agreement or otherwise that is considered contingent on a Change in Control.

     The annual incentive plans, 1993 Long-Term Incentive Plan and the Supplemental Executive Retirement Plan of Nevada Power, contained provisions relating to Change in Control. Under the annual incentive plans, after a Change in Control, eligible participants, whether or not the participants are terminated, including executive officers and participants who terminated prior to the Change in Control by reason of normal or early retirement or death, will have a right to an immediate cash payment of their annual awards, on a pro-rated basis, based on annual base salary and on the assumption that established targets at 100% achievement level for the year had been met. Under the 1993 Long-Term Incentive Plan, after a Change in Control, incentive compensation unit awards for outstanding performance periods will be immediately paid to participating executive officers in the amount of one share of Nevada Power Common Stock for each incentive compensation unit. Under the Supplemental Executive Retirement Plan, the accrued benefit of each executive officer participating therein will become fully vested on the occurrence of a Change in Control. The consummation of the Mergers constituted a "Change in Control" under all the plans described above.

Sierra Pacific Power Company

  In February 1997, SPR entered into severance agreements with Jeffrey L. Ceccarellli, Steven C. Oldham, William E. Peterson, Douglas R. Ponn, Mark A. Ruelle, Mary O. Simmons, and Mary Jane Reed. These agreements provide that, upon termination of the executive's employment within twenty-four months following a change in control of SPR (as defined in the agreements) either (a) by SPR for reasons other than cause (as defined in the agreements), death or disability, or (b) by the executive for good reason (as defined by the agreement, including a diminution of responsibilities, compensation, or benefits (unless, with respect to reduction in salary or benefits, such reduction is applicable to all senior executives of SPR and the acquirer)), the executive will receive certain payments and benefits. These severance payments and benefits include (i) a lump sum payment equal to three times the sum of the executive's base salary and target bonus, (ii) a lump sum payment equal to the present value of the benefits the executive would have received had be continued to participate in SPR's retirement plans for an additional 3 years (or, in the case of SPR's Supplemental Executive Retirement Plan only, the greater of three years or the period from the date of termination until the executive's early retirement date, as defined in such plan), and (iii) continuation of life, disability, accident and health insurance benefits for a period of thirty-six
(36) months immediately following termination of employment. The agreements also provide that if any compensation paid, or benefit provided, to the executive, whether or not pursuant to the change-in-control agreements, would be subject to the federal excise tax on "excess parachute payments," payments and benefits provided pursuant to the agreement will be cut back to the largest amount that would not be subject to such excise tax, if such cutback results in a higher after-tax payment to the executive. The Board of Directors entered into these agreements in order to attract and retain excellent management and to encourage and reinforce continued attention to the executives' assigned duties without distraction under circumstances arising from the possibility of a change in control of SPR. In entering into these agreements, the Board was advised by Towers Perrin, the national compensation and benefits consulting firm described above, and Skadden, Arps, Slate, Meager & Flom, an independent outside law firm, to insure that the agreements entered into were in line with existing industry standards and provided benefits to management consistent with those standards.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

                                                                          Page
                                                                          ----
1.   Financial Statements:
          Independent Auditors' Report...................................     52
          Consolidated Balance Sheets as of
            December 31, 1999 and 1998...................................     53
          Consolidated Statements of Income for the Years
            Ended December 31, 1999, 1998 and 1997.......................     54
          Consolidated Statements of Common Shareholder's Equity
            for the Years Ended December 31, 1999, 1998 and 1997.........     55
          Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1999, 1998and 1997..................     56
          Consolidated Statements of Capitalization as of
            December 31, 1999 and 1998...................................     57
          Notes to Consolidated Financial Statements.....................  58-80

2.   Financial Statement Schedules:
          Independent Auditors' Report...................................     98
          Schedule II - Consolidated Valuation and Qualifying Accounts...     99

          All other schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules have been omitted because the information is not applicable.

3.   Exhibits:
          Exhibits are listed in the Exhibit Index on pages 100-107

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SIERRA PACIFIC POWER COMPANY

                             By /S/  Malyn K. Malquist
                                     ----------------------
                                     Malyn K. Malquist
                        President, Chief Operating Officer and Director
                                        March 22, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March 2000.

/S/             Mark A. Ruelle                             /S/              Mary O. Simmons
   --------------------------------------                      --------------------------------------
                Mark A. Ruelle                                              Mary O. Simmons
            Senior Vice President,                                            Controller
     Chief Financial Officer and Treasurer                            (Principal Accounting Officer)
         (Principal Financial Officer)

/S/             Edward P. Bliss                            /S/             Mary Kaye Cashman
   --------------------------------------                      --------------------------------------
                Edward P. Bliss                                            Mary Kaye Cashman
                   Director                                                    Director

/S/            Mary Lee Coleman                            /S/              Jerry E. Herbst
   --------------------------------------                      --------------------------------------
               Mary Lee Coleman                                             Jerry E. Herbst
                   Director                                                    Director

/S/             Theodore J. Day                            /S/            James R. Donnelley
   --------------------------------------                      --------------------------------------
                Theodore J. Day                                           James R. Donnelley
                   Director                                                    Director

/S/             John L. Goolsby                            /S/             Michael R. Niggli
   --------------------------------------                      --------------------------------------
                John L. Goolsby                                            Michael R. Niggli
                   Director                                        Chairman, Chief Executive Officer
                                                                               Director

/S/            John F. O'Reilly                            /S/            Krestine M. Corbin
   --------------------------------------                      --------------------------------------
               John F. O'Reilly                                           Krestine M. Corbin
                   Director                                                    Director

/S/           Fred D. Gibson, Jr.                          /S/              James L. Murphy
   --------------------------------------                      --------------------------------------
              Fred D. Gibson, Jr.                                           James L. Murphy
                   Director                                                    Director

/S/            Dennis E. Wheeler
   --------------------------------------
               Dennis E. Wheeler
                   Director

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholder of Sierra Pacific Power Company
Reno, Nevada



We have audited the consolidated financial statements of Sierra Pacific Power Company and subsidiaries (the Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 29, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLC
Reno, Nevada
February 29, 2000

          Schedule II - Consolidated Valuation and Qualifying Accounts
              For The Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)


                                                                 Provision for
                                                                 Uncollectible
                                                                    Accounts
                                                               -----------------
Balance at January 1, 1997                                       $       2,196
  Provision charged to income                                            1,411
  Amounts written off, less recoveries                                  (1,903)
                                                                 ---------------

Balance at December 31, 1997                                             1,704

Balance at January 1, 1998                                               1,704
  Provision charged to income                                            3,686
  Amounts written off, less recoveries                                  (1,929)
                                                                 ---------------
Balance at December 31, 1998                                             3,461

Balance at January 1, 1999                                               3,461
  Provision charged to income                                            2,005
  Amounts written off, less recoveries                                  (1,817)
                                                                 ---------------
Balance at December 31, 1999                                      $      3,649
                                                                 ===============

                         SIERRA PACIFIC POWER COMPANY
                          1999 FORM 10-K EXHIBIT INDEX

     Exhibits filed with this Form 10-K are denoted with an asterisk (*). The other listed exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

     (3)
           . Restated Articles of Incorporation of the Company dated May 19, 1987 (Exhibit (3)(A) to the 1993 Form 10-K)

           . Certificate of Amendments dated August 26, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's preferred stock (Exhibit 3.1 to Form 8-K dated August 26, 1992)

           . Certificate of Designation, Preferences and Rights dated August 31, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's Class A Series 1 Preferred Stock (Exhibit 4.3 to Form 8-K dated August 26, 1992)

           . By-laws of the Company, as amended through November 13, 1996 (Exhibit (3)(A) to Form 10-K for the year ended December 31,
               1996)

           . Articles of Incorporation of Pinon Pine Corp., dated December 11, 1995 (Exhibit (3)(A) to Form 10-K for the year ended December 31,
               1995)

           . Articles of Incorporation of Pinon Pine Investment Co., dated December 11, 1995 (Exhibit (3)(B) to Form 10-K for the year ended December 31, 1995)

           . Agreement of Limited Liability Company of Pinon Pine Company, L.L.C., dated December 15, 1995, between Pinon Pine Corp., Pinon Pine Investment Co. and GPSF-B INC 1995 (Exhibit (3)(C) to Form 10-K for the year ended December 31, 1995)

           . *(A) Amended and Restated Limited Liability Company Agreement of SPPC Funding LLC dated as of April 9, 1999, in connection with the issuance of California rate reduction bonds

     (4)
           . Mortgage Indentures of the Company defining the rights of the holders of the Company's First Mortgage Bonds: Original Indenture (Exhibit 7-A to Registration No. 2-7475); Ninth Supplemental Indenture (Exhibit 2-M to Registration No. 2-59509); Tenth Supplemental Indenture (Exhibit 4-K to Registration No. 2-23932); Eleventh Supplemental Indenture (Exhibit 4-L to Registration No. 2-26552); Twelfth Supplemental Indenture (Exhibit 4-L to Registration No. 2-36982); Sixteenth Supplemental Indenture (Exhibit 2-Y to Registration No. 2-53404); Nineteenth Supplemental Indenture (Exhibit (4)(A) to the 1991 Form 10-K); Twentieth Supplemental Indenture (Exhibit (4)(B) to the 1991 Form 10-K); Twenty-Seventh Supplemental Indenture (Exhibit (4)(A) to the 1989 Form 10-K); Twenty-Eighth Supplemental Indenture (Exhibit (4)(A) to the 1992 Form 10-K); Twenty-Ninth Supplemental Indenture (Exhibit D to Form 8-K dated July 15, 1992); Thirtieth Supplemental Indenture (Exhibit (4)(B) to the 1992 Form 10-K); Thirty-First Supplemental Indenture (Exhibit (4)(C) to the 1992 Form 10-K); Thirty-Second Supplemental Indenture (Exhibit 4.6 to Registration No.33-69550); Thirty-Third Supplemental Indenture (Exhibit C to Form 8-K dated October 20, 1993); Thirty-Fourth Supplemental Indenture (Exhibit C to Form 8-K dated March 11,
               1996) Thirty-Fifth Supplemental Indenture (Exhibit C to Form 8-K dated March 10, 1997).

           . Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term note program (Exhibit B to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program); First Supplemental Indenture dated June 1, 1992 (Exhibit C to Form 8-K dated July 15, 1992); Second Supplemental Indenture dated October 1, 1993 (Exhibit B to Form 8-K dated October 20,
               1993); Third Supplemental Indenture dated as of February 1, 1996 (Exhibit B to Form 8-K dated March 11, 1996); and Fourth Supplemental Indenture dated as of February 1, 1997 (Exhibit B to Form 8-K dated March 10, 1997).

           . Form of Medium-Term Global Fixed Rate Note, Series A (Exhibit E to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

           . Form of Medium-Term Global Fixed Rate Note, Series B (Exhibit D to Form 8-K dated October 25, 1993 in connection with the Company's medium-term note program)

           . Form of Medium-Term Global Fixed-Rate Note, Series C (Exhibit D to Form 8-K dated March 11, 1996 in connection with the Company's medium-term note program)

           . Form of Medium-Term Global Fixed-Rate Note, Series D (Exhibit D to Form 8-K dated March 10, 1997 in connection with the Company's medium-term note program)

           . *(A) Fiscal and Paying Agency Agreement dated as of September 14, 1999 between the Company and Bankers Trust Company, relating to the Company's money market note program

           .   *(B) Form of Global Floating Rate Note due October 13, 2000

           . *(C) Indenture dated as of April 9, 1999 between SPPC Funding LLC and Bankers Trust Company of California, N.A. in connection with the issuance of California rate reduction bonds

           . *(D) First Series Supplement dated as of April 9, 1999 to Indenture between SPPC Funding LLC and Bankers Trust Company of California, N.A. in connection with the issuance of California rate reduction bonds

           . *(E) Form of SPPC Funding LLC Notes, Series 1999-1, in connection with the issuance of California rate reduction bonds

           . Amended and Restated Declaration of Trust of Sierra Pacific Power Capital I (the Trust) dated July 24, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.1 to Form 8-K dated August 2, 1996)

           . Indenture between the Company and IBJ Schroder Bank and Trust Company as Trustee dated July 1, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.2 to Form 8-K dated August 2, 1996)

           . First Supplemental Indenture to the Indenture used in connection with the issuance of Junior Subordinated Debentures dated July 24, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.3 to Form 8-K dated August 2,
               1996).

           . Guarantee with respect to Preferred Securities dated July 29, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.4 to Form 8-K dated August 2, 1996).

           . Guarantee with respect to Common Securities dated July 29, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.5 to Form 8-K dated August 2, 1996).

(10)

           . Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (confidential portions omitted and filed separately with the Securities and Exchange Commission) (Exhibit 5-GG to Registration No. 2-62476)

           . Amendment No. 1 dated November 8, 1983 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (Exhibit (10)(B) to Form 10-K for the year ended December 31, 1991)

           . Amendment No. 2 dated February 25, 1987 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (Exhibit (10)(A) to Form 10-K for the year ended December 31, 1993)

           . Amendment No. 3 dated May 8, 1992 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (Exhibit (10)(B) to Form 10-K for the year ended December 31, 1992; confidential portions omitted and filed separately with the Securities and Exchange Commission)

           . Coal Purchase Contract dated June 19, 1986 between the Company, Black Butte Coal Company and Idaho Power Company (Exhibit (10)(C) to the Form 10-K for the year ended December 31, 1992)

           . Settlement Agreement and Mutual Release dated May 8, 1992 between the Company and Coastal States Energy Company (Exhibit (10)(D) to Form 10-K for the year ended December 31, 1992; confidential portions omitted and filed separately with the Securities and Exchange Commission)

           . Interconnection Agreement dated May 29, 1981 between the Company and Idaho Power Company (Exhibit (10)(C) to Form 10-K for the year ended December 31, 1991)

           . Amendatory Agreement dated February 14, 1992 to Interconnection Agreement dated May 29, 1981 between the Company and Idaho Power Company (Exhibit (10)(D) to Form 10-K for the year ended December 31, 1991)

           . Agreement dated February 23, 1989 between the Company and Idaho Power Company for the supply of power and energy (Exhibit (10)(A) to Form 10-K for the year ended December 31, 1988)

           . Cooperative Agreement dated July 31, 1992 between the Company and the United States Department of Energy in connection with the Pinon Pine Integrated Coal Gasification Combined Cycle Project (Exhibit (10)(H) to Form 10-K for the year ended December 31,
               1992)

           . Revised Intercompany Pool Agreement dated July 19, 1982 pertaining to the Company's membership (Exhibit (10)(E) to Form 10-K for the year ended December 31, 1991)

           . Agreement dated November 7, 1986 between the Company and Western Systems Power Pool (Exhibit (10)(C) to Form 10-K for the year ended December 31, 1988)

           . Memorandum dated October 1, 1988 to Agreement dated November 7, 1986 between the Company and Western Systems Power Pool (Exhibit
               (10)(D) to Form 10-K for the year ended December 31, 1988)

           . General Transfer Agreement dated February 25, 1988 between the Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration (Exhibit (10)(E) to Form 10-K for the year ended December 31,
               1988)

           . Rail Transportation Contract dated June 30, 1986 between the Company and Idaho Power Company as shippers and Union Pacific and Western Pacific Railroad Companies as carriers (Exhibit (10)(C) to Form 10-K for the year ended December 31, 1993)

           . Addendum dated October 9, 1993 to Rail Transportation Contract dated June 30, 1986 between the Company and Idaho Power Company as shippers and Union Pacific Railroad Companies as carriers (Exhibit (10)(D) to Form 10-K for the year ended December 31,
               1993)

           . Financing Agreement dated March 1, 1987 between the Company and Humboldt County, Nevada relating to the Humboldt County, Nevada Variable Rate Demand Pollution Control Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (Exhibit
               (10)(E) to Form 10-K for the year ended December 31, 1993)

           . Financing Agreement dated March 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Gas and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (Exhibit
               (10)(F) to Form 10-K for the year ended December 31, 1993)

           . Financing Agreement dated June 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (Exhibit (10)(G) to Form 10-K for the year ended December 31, 1993)

           . Financing Agreement dated December 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Gas Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (Exhibit (10)(H) to Form 10-K for the year ended December 31, 1993)

           . Financing Agreement dated September 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Gas

               Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(C) to Form 10-K for the year ended December 31, 1990)

               Financing Agreement dated December 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(E) to Form 10-K for the year ended December 31, 1990)

           . First Amendment dated August 12, 1991 to Financing Agreement dated December 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(J) to Form 10-K for the year ended December 31,
               1991)

           . Letter of Credit, Reimbursement and Security Agreement dated December 12, 1990 between the Company and Union Bank of Switzerland relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(F) to Form 10-K for the year ended December 31, 1990)

           . Financing Agreement dated June 1, 1993 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1993A (Exhibit (10) (I) to Form 10-K for the year ended December 31, 1993)

           . Financing Agreement dated June 1, 1993 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Gas and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1993B (Exhibit (10) (J) to Form 10-K for the year ended December 31, 1993)

           . *(A) Credit Agreement dated as of June 24, 1999 among the Company, Mellon Bank, N.A., First Union Bank and Wells Fargo Bank, N.A. relating to $150,000,000 credit facility

           . *(B) Transition Property Purchase and Sale Agreement dated as of April 9, 1999 between Sierra Pacific Power Company and SPPC Funding LLC in connection with the issuance of California rate reduction bonds

           . *(C) Transition Property Servicing Agreement dated as of April 9, 1999 between Sierra Pacific Power Company and SPPC Funding LLC in connection with the issuance of California rate reduction bonds

           . *(D) Administrative Services Agreement dated as of April 9, 1999 between Sierra Pacific Power Company and SPPC Funding LLC in connection with the issuance of California rate reduction bonds

           . Agreement dated May 1, 1991 between the Company and the Inter-national Brotherhood of Electrical Workers (Exhibit (10)(K) to Form 10-K for the year ended December 31, 1991)

           . Ratified changes to the Agreement between the Company and the International Brotherhood of Electrical Workers dated October 31, 1994 (Exhibit (10)(B) to Form 10-K for the year ended December 31, 1994)

           . Agreement dated January 1, 1998 between the Company and the International Brotherhood of Electrical Workers. (Filed as
               Exhibit 10(B) to Form 10-K for the year ended December 31, 1997)

           . Lease dated January 30, 1986 between the Company and Silliman Associates Limited Partnership relating to the Company's corporate headquarters building (Exhibit (10)(I) to Form 10-K for the year ended December 31, 1992)

           . Letter of Amendment dated May 18, 1987 to Lease dated January 30, 1986 between the Company and Silliman Associates Limited Partnership relating to the Company's corporate headquarters building (Exhibit (10) (K) to Form 10-K for the year ended December 31, 1993)

           . Natural gas Transportation Service Agreement, dated January 11, 1995 between the Company and Tuscarora Gas Transmission Company (Filed with Form 10-K for the year ended December 31, 1995)

           . Fixed-Price Turn-Key Construction Agreement, dated December 15, 1995 between the Company and Pinon Pine Company, L.L.C (Filed with Form 10-K for the year ended December 31, 1995)

           . Operation and Maintenance Agreement, dated December 15, 1995 between the Company and Pinon Pine Company, L.L.C. (Filed with Form 10-K for the year ended December 31, 1995)

           . Syngas Purchase Agreement, dated December 15, 1995 between the Company and Pinon Pine Company, L.L.C. (Filed with Form 10-K for the year ended December 31, 1995)

           . The Amended and Restated Nonqualified Deferred Compensation Plan in which any director or any executive officer of the Company may participate. The Plan was amended and restated January 1, 1996 (Filed as Exhibit 10(B) with Form 10-K for the year ended December 31, 1996)

           . Change in Control Agreement dated February 18, 1997 by and among Sierra Pacific Resources and the following officers (individually): Gerald W. Canning, Jeffrey L. Ceccarelli, Randy
               G. Harris, Malyn K. Malquist, Steven C. Oldham, Victor H. Pena, William E. Peterson, Mark A. Ruelle, Mary O. Simmons, Doug Ponn, and Mary Jane Willier (filed as Exhibit 10(A) to Form 10-K for the year ended December 31, 1997)

           . Notice of Termination of Power Purchase from PacifiCorp under the Interconnection Agreement of May 19, 1971 (filed as Exhibit 10(C) to Form 10-K for the year ended December 31, 1997)

(11)
           . The Company is a wholly owned subsidiary and, in accordance with Paragraph 6 of SFAS No. 128 (Earnings Per Share), earnings per share data have been omitted.

(12)
           . *(A) Calculation of Pre-Tax Interest Coverages for the Periods 1999, 1998 and 1997.

(21)
           .   Subsidiaries of the Registrant:
               Pinon Pine Company, a Nevada Corporation
               Pinon Pine Investment Company, a Nevada Corporation GPSF-B, a Delaware Corporation
               SPPC Funding LLC, a Delaware Limited Liability Company Sierra Pacific Power Capital Trust I (The Trust)

(27)
           . *(A) The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-K for the year ended December 31, 1999.