Form 10-Q
period 2000-03-31
SIERRA PACIFIC RESOURCES; NEVADA POWER CO
filed 2000-05-15
CIK 741508, 71180

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934        FOR THE QUARTERLY PERIOD ENDED         March 31, 2000

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

                              Yes      X           No ______
                                     ------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                               Outstanding at May 5, 2000
Common Stock, $1.00 par value                       78,419,949 Shares
 of Sierra Pacific Resources

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

================================================================================

                           SIERRA PACIFIC RESOURCES
                             NEVADA POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000


                                   CONTENTS

                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------
                                                                                                Page No.
                                                                                                --------
ITEM 1.       Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2000 and
                  December 31, 1999............................................................      2

         Condensed Consolidated Statements of Income - Three Months
                  Ended March 31, 2000 and 1999................................................      3

         Condensed Consolidated Statements of Cash Flows - Three Months
                  Ended March 31, 2000 and 1999................................................      4

         Balance Sheets for Nevada Power Company - March 31, 2000 and
                  December 31, 1999............................................................      5

         Statements of Income for Nevada Power Company - Three Months
                  Ended March 31, 2000 and 1999................................................      6

         Statements of Cash Flows for Nevada Power Company - Three Months
                  Ended March 31, 2000 and 1999................................................      7

         Notes to Condensed Consolidated Financial Statements..................................      8


ITEM 2.       Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations....................................................................     15

ITEM 3.       Quantitative and Qualitative Disclosures about
              Market Risk......................................................................     23

                                     PART II - OTHER INFORMATION
                                     ---------------------------

ITEM 1.       Legal Proceedings................................................................     24

ITEM 4.       Submission of Matters to a Vote of Security Holders..............................     24

ITEM 5.       Other Information................................................................     24

ITEM 6.       Exhibits and Reports on Form 8-K.................................................     25

Signature Page.................................................................................     26

Appendix.......................................................................................     27

                           SIERRA PACIFIC RESOURCES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                              March 31,                December 31,
                                                                                                2000                       1999
                                                                                            -------------              ------------
                                                                                             (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                          $   5,405,356              $ 5,351,399
    Less:  accumulated provision for depreciation                                               1,611,138                1,571,102
                                                                                            -------------              ------------
                                                                                                3,794,218                3,780,297
  Construction work-in-progress                                                                   308,564                  293,232
                                                                                            -------------              ------------
                                                                                                4,102,782                4,073,529
                                                                                            -------------              ------------
Investments in subsidiaries and other property, net                                               114,948                  105,880
                                                                                            -------------              ------------
Current Assets:
  Cash and cash equivalents                                                                        16,829                    4,789
  Accounts receivable less provision for uncollectible accounts:
      2000-$4,934; 1999-$6,475                                                                    201,683                  215,972
  Materials, supplies and fuel, at average cost                                                    74,361                   73,621
  Deferred energy costs                                                                             8,424                   14,884
  Other                                                                                            13,023                    7,003
                                                                                            -------------              ------------
                                                                                                  314,320                  316,269
                                                                                            -------------              ------------
Deferred Charges:
  Goodwill                                                                                        325,655                  327,725
  Regulatory tax asset                                                                            196,364                  196,364
  Other regulatory assets                                                                         104,534                  105,242
  Other                                                                                           125,397                  122,677
                                                                                            -------------              ------------
                                                                                                  751,950                  752,008
                                                                                            -------------              ------------
                                                                                            $   5,284,000              $ 5,247,686
                                                                                            =============              ============
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity                                                               $   1,475,613              $ 1,477,129
  Preferred stock                                                                                  50,000                   50,000
  SPPC/ NVP obligated mandatorily redeemable preferred trust securities                           237,372                  237,372
  Long-term debt                                                                                1,552,782                1,556,627
                                                                                            -------------              ------------
                                                                                                3,315,767                3,321,128
                                                                                            -------------              ------------
Current Liabilities:
  Short-term borrowings                                                                           789,678                  754,979
  Current maturities of long-term debt                                                            192,211                  202,709
  Accounts payable                                                                                110,274                  138,448
  Accrued interest                                                                                 32,786                   15,394
  Dividends declared                                                                               20,961                   20,850
  Accrued salaries and benefits                                                                    16,536                   15,410
  Deferred taxes on deferred energy costs                                                          3,080                    5,683
  Other current liabilities                                                                       47,039                   29,773
                                                                                            -------------              ------------
                                                                                                1,212,565                1,183,246
                                                                                            -------------              ------------
Commitments & Contingencies (Note 9)

Deferred Credits:
  Deferred federal income taxes                                                                   417,884                  413,964
  Deferred investment tax credit                                                                   61,913                   62,604
  Regulatory tax liability                                                                         54,188                   52,839
  Customer advances for construction                                                              110,445                  109,422
  Accrued retirement benefits                                                                      68,354                   67,314
  Other                                                                                            42,884                   37,169
                                                                                            -------------              ------------
                                                                                                  755,668                  743,312
                                                                                            -------------              ------------
                                                                                            $   5,284,000              $ 5,247,686
                                                                                            =============              ============

   The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  2000               1999
                                                                                  ----               ----
                                                                                          (unaudited)
OPERATING REVENUES:
  Electric                                                                     $  353,652           $ 182,433
  Gas                                                                              34,836
  Water                                                                            10,249
  Other                                                                             4,161
                                                                               ----------           ---------
                                                                                  402,898             182,433
                                                                               ----------           ---------
OPERATING EXPENSES:
  Operation:
    Purchased Power                                                               103,297              53,860
    Fuel for power generation                                                      66,923              30,603
    Gas purchased for resale                                                       22,851                   -
    Deferral of energy costs-net                                                    7,164               3,789
    Other                                                                          66,566              31,714
  Maintenance                                                                      14,306              15,011
  Depreciation and amortization                                                    40,633              19,704
  Taxes:
    Income taxes                                                                   10,015               1,413
    Other than income                                                              10,443               5,378
                                                                               ----------           ---------
                                                                                  342,198             161,472
                                                                               ----------           ---------
OPERATING INCOME                                                                   60,700              20,961
                                                                               ----------           ---------

OTHER INCOME:
  Allowance for other funds used during construction                                  848               2,253
  Other income - net                                                                  156                (319)
                                                                               ----------           ---------
                                                                                    1,004               1,934
                                                                               ----------           ---------
              Total Income Before Interest Charges                                 61,704              22,895
                                                                               ----------           ---------

INTEREST CHARGES:
  Long-term debt                                                                   25,822              14,706
  Other                                                                            14,190               2,011
  Allowance for borrowed funds used during construction and
    capitalized interest                                                           (2,297)             (2,098)
                                                                               ----------           ---------
                                                                                   37,715              14,619
                                                                               ----------           ---------

INCOME BEFORE SPPC/NVP OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                            23,989               8,276
  Preferred dividend requirements of SPPC/NVP obligated mandatorily
    redeemable preferred trust securities                                           4,836               3,793
                                                                               ----------           ---------
INCOME BEFORE PREFERRED STOCK DIVIDENDS                                            19,153               4,483
  Preferred stock dividend requirements of Subsidiary                                (975)                (42)
                                                                               ----------           ---------
NET INCOME                                                                     $   18,178           $   4,441
                                                                               ==========           =========

Net Income Per Share- Basic                                                    $     0.23           $    0.09
                                                                               ==========           =========
                    - Diluted                                                  $     0.23           $    0.09
                                                                               ==========           =========

Weighted Average Shares of Common Stock Outstanding                                78,416              51,265
                                                                               ==========           =========

Dividends Paid Per Share of Common Stock                                       $    0.250           $   0.250
                                                                               ==========           =========

The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                                   Three-Months Ended
                                                                                                        March 31,
                                                                                          ------------------------------
                                                                                             2000              1999
                                                                                          ---------         ---------
                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                                       $  19,153             4,483
  Non-cash items included in income:
     Depreciation and amortization                                                           40,633            19,704
     Deferred taxes and deferred investment tax credit                                         (340)           (1,630)
     AFUDC and capitalized interest                                                          (3,145)           (4,351)
     Deferred energy costs                                                                    6,460             4,162
     Early retirement and severance amortization                                              1,049                 -
     Other non-cash                                                                           2,718            (1,122)
  Changes in certain assets and liabilities, net of acquisition:
     Materials, supplies and fuel                                                              (740)           (5,731)
     Accounts receivable                                                                     14,289            13,483
     Other current assets                                                                    (6,020)           (2,861)
     Accounts payable                                                                       (28,174)          (26,242)
     Other current liabilities                                                               33,181            (1,077)
     Other - net                                                                              4,240             9,992
                                                                                          ---------         ---------
Net Cash Flows From Operating Activities                                                     83,304             8,810
                                                                                          ---------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                            (65,588)          (42,561)
      Non-cash charges to utility plant                                                       1,014              (516)
      Contributions in aid of construction                                                    2,150                 -
      Customer refunds for construction                                                       1,022               557
                                                                                          ---------         ---------
      Net cash used for utility plant                                                       (61,402)          (42,520)
                                                                                          ---------         ---------
      Investments in subsidiaries and other property - net                                   (9,985)              (11)
                                                                                          ---------         ---------
Net Cash Used In Investing Activities                                                       (71,387)          (42,531)
                                                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in short-term borrowings                                           33,584           (82,635)
      Proceeds from issuance of long-term debt                                                    -           130,000
      Retirement of long-term debt                                                          (12,661)           (1,739)
      Change in funds held in trust                                                               -                10
      Retirement of preferred stock                                                               -               (50)
      Sale of common stock                                                                        5                 -
      Dividends paid                                                                        (20,805)          (12,894)
                                                                                          ---------         ---------
Net Cash Provided By Financing Activities                                                       123            32,692
                                                                                          ---------         ---------

Net increase in Cash and Cash Equivalents                                                    12,040            (1,029)
Beginning balance in Cash and Cash Equivalents                                                4,789             1,770
                                                                                          ---------         ---------

Ending balance in Cash and Cash Equivalents                                               $  16,829         $     741
                                                                                          =========         =========
Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
       Interest                                                                           $  22,559         $  12,334
       Income Taxes                                                                       $       -         $      -

The accompanying notes are an integral part of the financial statements

                             NEVADA POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                     March 31,                 December 31,
                                                                                       2000                        1999
                                                                               ---------------------        -------------------
                                                                                    (Unaudited)
ASSETS
Utility Plant at Original Cost:
 Plant in service                                                              $           2,977,035        $         2,928,973
  Less:  accumulated provision for depreciation                                              794,202                    772,003
                                                                               ---------------------        -------------------
                                                                                           2,182,833                  2,156,970
 Construction work-in-progress                                                               185,640                    195,671
                                                                               ---------------------        -------------------
                                                                                           2,368,473                  2,352,641
                                                                               ---------------------        -------------------

Investments in Sierra Pacific Resources (Note 2)                                             654,976                    654,156

Investments in subsidiaries and other property, net                                           16,108                     15,644
                                                                               ---------------------        -------------------
                                                                                             671,084                    669,800
                                                                               ---------------------        -------------------
Current Assets:
 Cash and cash equivalents                                                                       891                        243
 Accounts receivable less provision for uncollectible accounts:
   2000-$2,016; 1999-$2,826                                                                   94,895                    110,955
 Materials, supplies and fuel, at average cost                                                44,626                     43,108
 Deferred energy costs                                                                         8,800                     14,884
 Other                                                                                         6,634                      3,573
                                                                               ---------------------        -------------------
                                                                                             155,846                    172,763
                                                                               ---------------------        -------------------
Deferred Charges:
 Regulatory tax asset                                                                        130,833                    130,833
 Other regulatory assets                                                                      27,374                     28,190
 Other                                                                                        29,360                     24,258
                                                                               ---------------------        -------------------
                                                                                             187,567                    183,281
                                                                               ---------------------        -------------------
                                                                               $           3,382,970        $         3,378,485
                                                                               =====================        ===================
CAPITALIZATION AND LIABILITIES
Capitalization:
 Common shareholders' equity including $654,976 -2000; $654,156 -1999
  of equity in Sierra Pacific Resources (Note 2)                                        $  1,475,613                $ 1,477,129
 NVP obligated mandatorily redeemable preferred trust securities                             188,872                    188,872
 Long-term debt                                                                              928,644                    931,004
                                                                               ---------------------        -------------------
                                                                                           2,593,129                  2,597,005
                                                                               ---------------------        -------------------
Current Liabilities:
 Short-term borrowings                                                                       194,653                    182,000
 Current maturities of long-term debt                                                         89,415                     89,842
 Accounts payable                                                                             51,992                     75,088
 Accrued interest                                                                             22,528                     10,098
 Dividends declared                                                                           24,128                     24,126
 Accrued salaries and benefits                                                                 7,865                      7,025
 Deferred taxes on deferred energy costs                                                       3,080                      5,683
 Other current liabilities                                                                    24,695                     18,536
                                                                               ---------------------        -------------------
                                                                                             418,356                    412,398
                                                                               ---------------------        -------------------
Commitments & Contingencies (Note 9)

Deferred Credits:
 Deferred federal income taxes                                                               235,092                    236,139
 Deferred investment tax credit                                                               26,258                     26,624
 Regulatory tax liability                                                                     16,342                     14,993
 Customer advances for construction                                                           69,226                     69,341
 Accrued retirement benefits                                                                  18,517                     18,262
 Other                                                                                         6,050                      3,723
                                                                               ---------------------        -------------------
                                                                                             371,485                    369,082
                                                                               ---------------------        -------------------
                                                                               $           3,382,970        $         3,378,485
                                                                               =====================        ===================

   The accompanying notes are an integral part of the financial statements.

                             NEVADA POWER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          2000               1999
                                                                                          ----               ----
                                                                                               (Unaudited)
OPERATING REVENUES:
 Electric                                                                          $        196,030         $         182,433
                                                                                   -----------------        -----------------
OPERATING EXPENSES:
 Operation:
  Purchased power                                                                             53,817                   53,860
  Fuel for power generation                                                                   37,647                   30,603
  Deferral of energy costs-net                                                                 6,788                    3,789
  Other                                                                                       29,151                   31,714
  Maintenance                                                                                  9,821                   15,011
  Depreciation and amortization                                                               21,416                   19,704
 Taxes:
  Income taxes                                                                                 3,627                    1,413
  Other than income                                                                            5,406                    5,378
                                                                                   -----------------        -----------------
                                                                                             167,673                  161,472
                                                                                   -----------------        -----------------
OPERATING INCOME                                                                              28,357                   20,961
                                                                                   -----------------        -----------------

OTHER INCOME:
 Equity in earnings of Sierra Pacific Resources (Note 2)                                      10,207                        -
 Allowance for other funds used during construction                                              780                    2,253
 Other income - net                                                                              376                     (319)
                                                                                   -----------------        -----------------
                                                                                              11,363                    1,934
                                                                                   -----------------        -----------------
           Total Income Before Interest Charges                                               39,720                   22,895
                                                                                   -----------------        -----------------

INTEREST CHARGES:
 Long-term debt                                                                               15,899                   14,706
 Other                                                                                         3,665                    2,011
 Allowance for borrowed funds used during construction and
  capitalized interest
                                                                                              (1,815)                  (2,098)
                                                                                   -----------------        -----------------
                                                                                              17,749                   14,619
                                                                                   -----------------        -----------------

INCOME BEFORE NVP OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED TRUST SECURITIES                                                                   21,971                    8,276
 Preferred dividend requirements of NVP obligated mandatorily
  redeemable preferred trust securities                                                        3,793                    3,793
                                                                                   -----------------        -----------------
INCOME BEFORE PREFERRED STOCK DIVIDENDS                                                       18,178                    4,483
 Preferred stock dividend requirements                                                                                    (42)
                                                                                   -----------------        -----------------
NET INCOME                                                                         $         18,178         $           4,441
                                                                                   =================        =================

Net Income Per Share - Basic                                                       $            0.23        $            0.09
                                                                                   =================        =================
                     - Diluted                                                     $            0.23        $            0.09
                                                                                   =================        =================

Weighted Average Shares of Common Stock Outstanding                                           78,416                   51,265
                                                                                   =================        =================

Dividends Paid Per Share of Common Stock                                           $           0.250        $           0.250
                                                                                   =================        =================


The accompanying notes are an integral part of the financial statements.

                             NEVADA POWER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                               Three-Months Ended
                                                                                                    March 31,
                                                                                  ---------------------------------------------
                                                                                         2000                        1999
                                                                                  ----------------             ----------------
                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before preferred dividends                                                $         18,178             $          4,483
 Non-cash items included in income:
  Depreciation and amortization                                                             21,416                       19,704
  Deferred taxes and deferred investment tax credit                                         (1,227)                      (1,630)
  AFUDC and capitalized interest                                                            (2,595)                      (4,351)
  Deferred energy costs                                                                      6,084                        4,162
  Other non-cash                                                                             1,453                       (1,122)
  Equity in earnings of SPR (Note 2)                                                       (10,207)                           -
 Changes in certain assets and liabilities, net of acquisition:

  Materials, supplies and fuel                                                              (1,518)                      (5,731)
  Accounts receivable                                                                       16,060                       13,483
  Other current assets                                                                      (3,061)                      (2,861)
  Accounts payable                                                                         (23,096)                     (26,242)
  Other current liabilities                                                                 16,826                       (1,077)
  Other - net                                                                               (1,072)                       9,992
                                                                                  ----------------             ----------------
Net Cash Flows From Operating Activities                                                    37,241                        8,810
                                                                                  ----------------             ----------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant                                                               (38,348)                     (42,561)
  Non-cash charges to utility plant                                                            406                         (516)
  Contributions in aid of construction                                                           -                            -
  Customer refunds for construction                                                           (116)                         557
                                                                                  ----------------             ----------------
  Net cash used for utility plant                                                          (38,058)                     (42,520)
                                                                                  ----------------             ----------------
  Investments in subsidiaries and other property - net                                         (92)                         (11)
                                                                                  ----------------             ----------------
Net Cash Used In Investing Activities                                                      (38,150)                     (42,531)
                                                                                  ----------------             ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings                                              12,653                      (82,635)
  Proceeds from issuance of long-term debt                                                       -                      130,000
  Retirement of long-term debt                                                              (1,098)                      (1,739)
  Change in funds held in trust                                                                  -                           10
  Retirement of preferred stock                                                                  -                          (50)
  Additional investment of Parent                                                           14,000                            -
  Dividends paid                                                                           (23,998)                     (12,894)
                                                                                  ----------------             ----------------
Net Cash Provided By Financing Activities                                                    1,557                       32,692
                                                                                  ----------------             ----------------

Net increase in Cash and Cash Equivalents                                                      648                       (1,029)
Beginning balance in Cash and Cash Equivalents                                                 243                        1,770
                                                                                  ----------------             ----------------

Ending balance in Cash and Cash Equivalents                                       $            891             $            741
                                                                                  ================             ================

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period For:
  Interest                                                                        $          7,134             $         12,334
  Income Taxes                                                                    $              -             $              -

The accompanying notes are an integral part of the financial statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


NOTE 1.        MANAGEMENT'S STATEMENT
-------------------------------------

         In the opinion of the management of Sierra Pacific Resources, hereafter known as SPR, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the audited financial statements included in SPR's Annual Report on Form 10-K for the year ended December 31, 1999.

         The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

         The condensed consolidated financial statements include the accounts of SPR and its wholly-owned subsidiaries, Nevada Power Company (NVP), Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company, Sierra Gas Holding Company (formerly Sierra Energy Company), Sierra Energy Company dba eo three, Sierra Pacific Energy Company, Lands of Sierra, Sierra Pacific Communications, Nevada Electric Investment Company and Sierra Water Development Company. All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

         Certain items previously reported for years prior to 2000 have been reclassified to conform with the current year's presentation. Net income and shareholders' equity were not affected by these reclassifications.

NOTE 2.  FINANCIAL STATEMENTS OF NEVADA POWER COMPANY
-----------------------------------------------------

         As described in Note 3 that follows, NVP is deemed to be the acquirer of SPR for accounting purposes and this is reflected in the SPR Consolidated Financial Statements. However, after the merger with SPR and as a result of the structure of the transactions, NVP is a separate legal entity, which is a wholly owned subsidiary of SPR. As a legal matter, NVP does not own any equity interest in SPR. The audited NVP Financial Statements accommodate the presentation of financial information of NVP on a stand-alone basis, without the benefit of the other SPR entities, by summarizing all non-NVP financial information into a few items on each of the Financial Statements. These summarized items are repeated below:

Non-NVP Financial Items on the NVP Financial Statements

NVP Balance Sheet:
-----------------
         Investments in Sierra Pacific Resources            $654,976
         Equity in Sierra Pacific Resources                 $654,976

         The Investment in Sierra Pacific Resources reflects the net assets, after deducting for all liabilities and preferred stock of Sierra Pacific Resources not related to NVP. The Equity in Sierra Pacific Resources reflects the sum of paid-in-capital and retained earnings of SPR, without the benefit of NVP.

         These line items are required by the rules of purchase accounting and do not represent any asset to which holders of NVP's securities may look for recovery of their investment. These items must be disregarded for determining the ability of NVP to satisfy its obligations or to pay dividends (preferred or common), for calculating NVP's ratios of earnings to fixed charges and preferred stock dividends and for all of NVP's financial covenants and earnings tests including those under its charter and mortgage.

NVP Income Statement:
--------------------
         Equity in Earnings of Sierra Pacific Resources            $ 10,207

The Equity in Earnings of Sierra Pacific Resources reflects three months of SPR net income, after SPPC preferred stock dividends.

This line item is required by the rules of purchase accounting and does not represent any item of revenue or income to which holders of NVP's securities may look for recovery of their investment. This item must be disregarded for determining the ability of NVP to satisfy its obligations or its ability to pay dividends (preferred or common), for calculating NVP's ratios of earnings to fixed charges and preferred dividends and for all of NVP's financial covenants and earnings tests including those under its charter and mortgage.

NVP Statement of Cash Flow:
--------------------------
         Equity in Earnings of Sierra Pacific Resources            $ 10,207

As in the income statement, the Equity in Earnings of Sierra Pacific Resources reflects the three months of SPR net income, after SPPC preferred stock dividends.

This line item is required by the rules of purchase accounting and does not represent any item of cash flow to which holders of NVP's securities may look for recovery of their investment. This item must be disregarded for determining the ability of NVP to satisfy its obligations or its ability to pay dividends (preferred or common), for calculating NVP's ratios of earnings to fixed charges and preferred dividends and for all of NVP's financial covenants and earnings tests including those under its charter and mortgage.


NOTE 3.  SIERRA PACIFIC RESOURCES AND NEVADA POWER COMPANY MERGER
-----------------------------------------------------------------

         On July 28, 1999 the merger between SPR and NVP was finalized. The merger was accounted for as a reverse purchase under generally accepted accounting principles, with NVP considered the acquiring entity even though SPR is the surviving legal entity. In addition, for accounting purposes the merger was deemed to have occurred on August 1, 1999. As a result of this reverse purchase accounting treatment; (i) the historical financial statements of SPR for periods prior to the date of the merger are no longer the financial statements of SPR, and therefore, are no longer presented; (ii) the historical financial statements of SPR for periods prior to the date of the merger are those of NVP.

         Through March 31, 2000, SPR incurred a total of $60.3 million in capitalized costs since merger work began. The capitalized merger amounts consist of $40.7 million of transaction and transition costs and $19.6 million of employee separation costs. For more information regarding the capitalization of merger costs, see Note 2 of "The Notes To Financial Statements" included in SPR's Annual Report on Form 10-K for the year ended December 31, 1999.

         Employee severance, relocation, and related costs for SPR were $15.1 million, of which $1.7 million remains unpaid as of March 31, 1999. Other costs incurred in connection with employee separations included pension and postretirement benefits net of curtailment gains of $4.5 million.

         In accordance with the terms of the merger, each outstanding share of SPR's common stock was converted into the right to receive either $37.55 in cash or 1.44 shares of newly issued SPR common stock. Each outstanding share of NVP common stock was converted to the right receive either $26.00 in cash or 1.00 share of newly issued SPR common stock. 4,037,000 shares of SPR and 11,716,611 shares of NVP common stock were exchanged for $151.6 million and $304.6 million, respectively. The remaining shares of each company were converted to newly issued shares of SPR common stock. SPR stockholders and NVP stockholders received 38,866,054 and 39,548,506 shares of newly issued SPR common stock, resulting in 78,414,560 outstanding shares of SPR on August 1, 1999.

         The total consideration paid to SPR common stockholders was equal to cash of $151.6 million and 38,866,054 shares of newly issued SPR common stock at a price of $24.18 per share based on the average closing price of NVP common stock between April 22, 1998 and May 6, 1998. The eleven day average price of NVP common stock used in determining the total stock consideration represents the market price over a reasonable period of time before and after the transaction was announced on April 29, 1998. As shown below, $331.2 million of goodwill was recorded in connection with the merger and is being amortized over 40 years. However, the Public

Utilities Commission's order approving the merger allowed SPR to defer merger costs (including goodwill) allocable to the regulated utilities for a three year period. At the end of the deferral period SPR will propose an amortization period for goodwill and other merger costs. Accordingly, goodwill amortization associated with the regulated utility companies is being reclassified to a regulatory asset during the three year period. Also, because SPR is deferring merger costs as regulatory assets the transaction costs included in the calculation of goodwill represent only costs allocable to SPR's non-regulated subsidiaries.

         Pro forma unaudited financial information for SPR on a consolidated basis, giving effect to the merger as if it had occurred at the beginning of all periods presented. The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.


                                                 Three-Months ended
(Dollars and shares in thousands                       March 31,
  except per share amounts)               ------------------------------------
---------------------------------                 2000                  1999
                                          -----------------     --------------
Operating Revenue                           $  402,898             $  377,219
Operating Income                            $   60,700             $   58,654
Income Applicable to Common Stock           $   18,178             $   19,661
Net Income per share - basic and
diluted                                     $     0.23             $     0.25
Weighted Average Shares of Common
  Stock Outstanding                             78,416                 78,416
Total Assets                                $5,284,000             $5,101,900



NOTE 4.  RECENT PRONOUNCEMENTS OF THE FASB
------------------------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. In May 1999, members of the Financial Accounting Standards Board agreed to delay the effective date of Statement 133 to fiscal years beginning after June 15, 2000.

         In March 2000, FASB issued a proposed amendment to Statement 133 that, among other revisions, exempted from the fair value requirements normal purchases and normal sales (as defined by Statement 133) that contain settlement provisions, if it is probable that the contracts will not settle net and will result in physical delivery. SPR is still assessing the impact of SFAS 133 on its financial condition and results of operations.


NOTE 5.  SHORT-TERM BORROWINGS
------------------------------

         SPR's commercial paper balance increased by approximately $29.8 million since December 31, 1999. On March 31, 2000, SPR had $493.2 million of commercial paper outstanding at an average rate of 6.29%.

NOTE 6.  LONG-TERM DEBT
-----------------------
         On March 31, 2000, SPR redeemed $10 million of Series E senior notes.

NOTE 7.  EARNINGS PER SHARE
---------------------------

         SPR follows SFAS No. 128, "Earnings Per Share". The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method.

     The following provides a reconciliation of Basic EPS andDiluted EPS.

                                                                                Three Months Ended
                                                                                      March 31,
                                                                          ---------------------------
                                                                              2000            1999
                                                                          ------------   -------------
Basic EPS
      Numerator
        Income available to common stockholders ($000)                         18,178           4,441
                                                                          -----------    ------------

      Denominator
        Weighted average number of shares outstanding                      78,416,356      51,265,117
                                                                          -----------    ------------

      Per-Share Amount                                                    $      0.23            0.09
                                                                          ===========    ============

Diluted EPS
      Numerator
        Income available to common stockholders ($000)                         18,178           4,441
                                                                          -----------    ------------

      Denominator
        Weighted average number of shares outstanding
         before dilution                                                   78,416,356      51,265,117
        Stock options                                                           1,153               -
        Executive long term incentive plan                                     56,403               -
        Non-Employee stock plan                                                 5,736               -
        Employee stock purchase plan                                              929               -
                                                                          -----------    ------------
                                                                           78,480,577      51,265,117
                                                                          -----------    ------------

      Per-Share Amount                                                    $      0.23    $      0.09
                                                                          ===========    ============

NOTE 8.  SEGMENT INFORMATION
----------------------------

         SPR operates three business segments providing regulated electric, natural gas and water service. Electric service is provided to Las Vegas and surrounding Clark County, northern Nevada and the Lake Tahoe area of California. Natural gas and water services are provided in the Reno-Sparks area of Nevada. Other segment information includes segments below the quantitative threshold for separate disclosure.

         Information as to the operations of the different business segments is set forth below based on the nature of products and services offered. SPR evaluates performance based on several factors, of which the primary financial measure is business segment operating income. Intersegment revenues are not material.

         Segment information for the three months ended March 31, 1999 includes only the operating results of NVP.

Three Months Ended
March 31, 2000         Electric   Gas       Water     Other      Consolidated
------------------     ---------  --------  --------  --------   ------------
Operating Revenues     $ 353,652  $ 34,836  $ 10,249  $  4,161   $    402,898
                       =========  ========  ========  ========   ============
Operating income       $  54,356  $  4,612  $  2,732  $ (1,000)  $     60,700
                       =========  ========  ========  ========   ============

Three Months Ended
March 31, 1999         Electric   Gas       Water     Other      Consolidated
------------------     ---------  --------  --------  --------   ------------
Operating revenues     $ 182,433  $     -   $     -   $      -   $    182,433
                       =========  ========  ========  ========   ============
Operating income       $  20,961  $     -   $     -   $      -   $     20,961
                       =========  ========  ========  ========   ============


NOTE 9.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

     As part of the Generation Divestiture process, Phase I and/or Phase II Environmental Assessments were conducted at NVP's Harry Allen, Clark, Sunrise and Reid Gardner facilities. Additional environmental assessments are being conducted to further characterize the sites. Remediation costs are unknown because characterization is not complete.

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

     In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR will be offering for sale generation assets with peak capacity of approximately 2,985 megawatts (MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First Stage indicative bids are expected in early May 2000. A short list will be selected for each of the seven bundles being offered and the second stage due diligence process will begin later in May 2000. Final bids and the selection of winning bids will occur in late June or early July 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

NOTE 10.  SUBSEQUENT EVENTS
---------------------------

     On April 20, 2000, SPR issued an aggregate of $300 million floating rate notes, $200 million of which will mature on April 20, 2003 and the remaining $100 million will mature on April 20, 2002. Interest on the notes is payable quarterly commencing on July 20, 2000. The interest rate on the notes for each interest period will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.60% for the notes maturing in 2003 and a spread of 0.65% for the notes maturing in 2002. These notes will not be entitled to any sinking fund. The notes due 2002 will be redeemable, in whole, without premium at the option of SPR beginning on April 20, 2001 and on each interest payment date thereafter. The net proceeds of the $200 million issue were used to retire an equal amount of commercial paper of SPR that was used as temporary funding for the cash portion of the NVP merger consideration. The net proceeds of the $100 million issue were used to make a capital contribution to NVP, which in turn was used to retire $85 million of maturing long-term debt on May 1, 2000 and the remaining proceeds were used to pay off its commercial paper.

     Upon issuance of these floating rate notes, SPR also reduced its bank credit facility to $300 million from the previous amount of $500 million in accordance with the terms of the credit agreement.

     On May 9, 2000, SPR issued $300 million of notes under its universal shelf registration. These notes bear interest at an annual rate of 8.75% and will mature on May 15, 2005. Interest on the notes is payable semi-annually on May 15 and November 15 commencing on November 15, 2000. The notes will not be subject to any sinking fund and will be redeemable in whole or in part at any time upon payment of the principal amount of the notes being redeemed, accrued interest and a make-whole premium. The net proceeds from the issuance of these notes were used to retire an equal amount of commercial paper of SPR.

     On May 1, 2000 $85 million of NVP's First Mortgage Bonds matured.

     On May 10, 2000, in accordance with SPR's plan to sell the generation assets of NVP and SPPC, AES Corporation announced that it was the successful bidder for the purchase of a controlling interest in the 1,580 MW Mohave Generating Station in Laughlin, Nevada for approximately $667 million. AES executed Asset Sale Agreements with the sellers, NVP (14%) and Southern California Edison Company (56%), for a 70% undivided interest in the facility.

The acquisition is subject to approval by the FERC and the California Public Utilities Commission, and review by the Public Utilities Commission of Nevada and is expected to close late in the 4/th/ Quarter of 2000.

Mohave Generating Station is a 2-unit, coal-fired power plant located on 2,500 acres along the Colorado River, approximately 80 miles south of Las Vegas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this Form 10-Q, and in the Form 10-Q of Sierra Pacific Power Company (SPPC) attached as an Appendix, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the actual results of Sierra Pacific Resources (SPR), Nevada Power Company (NVP), or SPPC to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount NVP and SPPC are allowed to recover from customers for certain costs that prove to be uneconomic in the new competitive market; (4) regulatory delays or conditions imposed by regulatory bodies in approving the acquisition of Portland General Electric; (5) the outcome of ongoing and future regulatory proceedings; (6) management's ability to integrate the operations of SPR, NVP, SPPC, and Portland General Electric and to implement and realize anticipated cost savings from the merger of SPR and NVP and the acquisition of Portland General Electric; (7) the results of the contemplated sales by NVP and SPPC of their Nevada generating assets; (8) industrial, commercial and residential growth in the service territories of NVP and SPPC; (9) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (10) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (11) the loss of any significant customers; (12) the weather and other natural phenomena; and (13) changes in the business of major customers which may result in changes in the demand for services of NVP or SPPC. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPR assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

RESULTS OF OPERATIONS
---------------------

Tuscarora Gas Pipeline Company
------------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three months ended March 31, 2000 include the operating results of Tuscarora Gas Pipeline Company (TGPC), a wholly-owned subsidiary of SPR. TGPC contributed $.6 million in net income for the three months ended March 31, 2000. Although not reflected in the SPR Condensed Consolidated Income Statement for the three months ended March 31, 1999 included in this report, TGPC contributed $.5 million in net income for that period. The Condensed Consolidated Income Statement for the three months ended March 31, 1999 includes only the operating results of NVP. See Note 2 for more information regarding the presentation of financial information included in this report.


e-three
-------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three months ended March 31, 2000 include the operating results of e-three, a wholly-owned subsidiary of SPR. e-three contributed $.2 million in net income for the three months ended March 31, 2000. Although not reflected in the SPR Condensed Consolidated Income Statement for the three months ended March 31, 1999 included in this report, e-three incurred a net loss of $.7 million for that period due to start-up activities.

Sierra Pacific Energy Company
-----------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three months ended March 31, 2000 include the operating results of Sierra Pacific Energy Company (SPE), a wholly-owned subsidiary of SPR. SPE incurred a net loss of $3.2 million for the three months ended March 31, 2000. The current period losses are the result of costs incurred to exit the retail energy-sales business. Although not reflected in the SPR Condensed Consolidated Income Statement for the three months ended March 31, 1999 included in this report, SPE incurred a net loss of $.4 million for that period.

Sierra Pacific Communications
-----------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three months ended March 31, 2000 include the operating results of Sierra Pacific Communications (SPC), a wholly-owned subsidiary of SPR. SPC incurred a net loss of $61,000 for the three months ended March 31, 2000. SPC began operations in the third quarter of 1999.

     SPC has finalized a partnership, called Sierra Touch America, LLC, with Touch America, a subsidiary of Montana Power Company. The partnership was formed to construct a fiber optic connection between Salt Lake City, Utah and Sacramento, CA. The construction of the route is for three parties, AT&T and PF Net corporations, and Sierra Touch America. SPC's share of the estimated $100 million total cost to the partnership is expected to be $25 million.

Sierra Pacific Power Company
----------------------------

     Management's Discussion and Analysis of SPPC is contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 2000, which is attached as an appendix. SPPC contributed $18.5 million in net income for the three months ended March 31, 2000, which is reflected in the SPR Condensed Consolidated Income Statement for that period. Although not reflected in the SPR Condensed Consolidated Income Statement for the three months ended March 31, 1999 included in this report, SPPC contributed $21.1 million in net income for that period.

Nevada Power Company
--------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three months ended March 31, 2000 include the operating results of Nevada Power Company (NVP), another wholly-owned subsidiary of SPR, in addition to those of SPPC. The following Condensed Consolidated Statements of Income illustrate the operating results of NVP, SPPC and the combined results of all other operations. The results of operations discussion that follows is based on the NVP operating results included in these statements as the operating results of the other subsidiaries have already been discussed in this section.

     SIERRA PACIFIC RESOURCES CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                         Three-Months Ended March 31, 2000                 Three-Months Ended March 31, 1999
                                  ------------------------------------------------  -----------------------------------------------
                                                Sierra                                           Sierra
                                     Nevada     Pacific                               Nevada     Pacific
                                     Power       Power       Other        Total       Power       Power        Other       Total
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
                                  (Unaudited) (Unaudited) (Unaudited)  (Unaudited)  (Unaudited) (Unaudited) (Unaudited) (Unaudited)
OPERATING REVENUES:
  Electric                        $   196,030 $   157,622 $         -      353,652   $  182,433 $         - $         -     182,433
  Gas                                       -      34,836                   34,836            -           -           -           -
  Water                                     -      10,249           -       10,249            -           -           -           -
  Other                                     -           -       4,161        4,161            -           -           -           -
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
                                      196,030     202,707       4,161      402,898      182,433           -           -     182,433
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
OPERATING EXPENSES:
  Operation:
    Purchased power                    53,817      49,480           -      103,297       53,860           -           -      53,860
    Fuel for power generation          37,647      29,276           -       66,923       30,603           -           -      30,603
    Gas purchased for resale                -      22,851                   22,851            -           -           -           -
    Deferral of energy costs-net        6,788         376                    7,164        3,789           -           -       3,789
    Other                              29,151      27,869       9,546       66,566       31,714           -           -      31,714
   Maintenance                          9,821       4,485           -       14,306       15,011           -           -      15,011
  Depreciation and amortization        21,416      19,031         186       40,633       19,704           -           -      19,704
  Taxes:                                                            -            -                        -           -           -
       Income taxes                     3,627      11,034      (4,646)      10,015        1,413           -           -       1,413
       Other than income                5,406       4,962          75       10,443        5,378           -           -       5,378
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
                                      167,673     169,364       5,161      342,198      161,472           -           -     161,472
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
OPERATING INCOME                       28,357      33,343      (1,000)      60,700       20,961           -           -      20,961
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------

OTHER INCOME:
  Allowance for other funds used
  during construction                     780          68           -          848        2,253           -           -       2,253
  Other income - net                      376        (378)        158          156         (319)          -           -        (319)
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
                                        1,156        (310)        158        1,004        1,934           -           -       1,934
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
                Total Income           29,513      33,033        (842)      61,704       22,895           -           -      22,895
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------

INTEREST CHARGES:
    Long-term debt                     15,899       9,750         173       25,822       14,706           -           -      14,706
    Other                               3,665       3,211       7,314       14,190        2,011           -           -       2,011
    Allowance for borrowed funds
     used during construction and
     capitalized interest              (1,815)       (482)          -       (2,297)      (2,098)          -           -      (2,098)
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
                                       17,749      12,479       7,487       37,715       14,619           -           -      14,619
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
INCOME BEFORE SPPC/NVP OBLIGATED
 MANDATORILY
 REDEEMABLE PREFERRED TRUST
 SECURITIES                            11,764      20,554      (8,329)      23,989        8,276           -           -       8,276
    Preferred dividend
       requirements of mandatorily
       redeemable preferred trust
       securities                      (3,793)     (1,043)                  (4,836)      (3,793)          -           -      (3,793)
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------

INCOME BEFORE PREFERRED STOCK
    DIVIDENDS                           7,971      19,511      (8,329)      19,153        4,483           -           -       4,483
    Preferred stock dividend
       requirements                         -        (975)          -         (975)         (42)          -           -         (42)
                                  ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
INCOME APPLICABLE TO COMMON STOCK $     7,971 $    18,536 $    (8,329) $    18,178  $     4,441 $         - $         - $     4,441
                                  =========== =========== ===========  ===========  =========== =========== =========== ===========

         The causes for significant changes in specific lines comprising the results of operations for NVP are as follows (dollars in thousands):

                                                       Three Months
                                                      Ended March 31,
                                             -------------------------------      Change from      Change from
                                                  2000              1999         Prior Year $      Prior Year %
                                             -------------     -------------     -------------     ------------
Electric Operating
Revenues:
     Residential                             $      83,573     $      79,106     $       4,467              5.6%
     Commercial                                     46,734            41,327             5,407             13.1%
     Industrial                                     55,121            49,395             5,726             11.6%
                                             -------------     -------------     -------------     ------------
     Retail revenues                               185,428           169,828            15,600              9.2%
     Other                                          10,602            12,605            (2,003)           -15.9%
                                             -------------     -------------     -------------     ------------
          Total Revenues                     $     196,030     $     182,433     $      13,597              7.5%
                                             =============     =============     =============     ============
     Total retail sales in thousands
        of megawatt-hours (MWH)                      3,148             2,951               197              6.7%

     Average retail revenue per MWH          $       58.90     $       57.55     $        1.35              2.4%

         Residential electric revenues increased due to a 5.8% increase in customers over the prior periods and rate increases related to deferred energy accounting that were effective in March 1999. These increases for three months were partially offset by lower use per customer due to milder weather in 2000.

         Commercial and industrial electric revenues increased due to a 5.0% and 5.4% increase in number of customers, respectively. Revenues for both categories were also higher because of rate increases related to deferred energy accounting and higher use per customer as a result of the expansion of existing customer operations and the opening of new resort casinos.

         Other electric revenues decreased due to the expiration of a wholesale contract and loss of one public authority customer during 2000.

                                            Three Months
                                           Ended March 31,
                                    ----------------------------     Change from       Change from
                                         2000           1999        Prior Year $      Prior Year %
                                    -------------  -------------  ---------------   ---------------
Purchased Power                     $      53,817  $      53,860  $           (43)             -0.1%

Purchased Power in thousands
  of MWHs                                   1,243          1,425             (182)            -12.8%
Average cost per MWH of
     Purchased Power                $       43.30  $       37.80  $          5.50              14.6%

         Purchased power costs were only slightly lower despite a 12.8% decrease in the MWHs purchased compared to last year. The reduction in cost that resulted from lower volumes purchased was offset by higher average unit costs for short-term power purchases. In response to higher purchased power prices, NVP increased electric generation to supply the increase in electric sales described previously.

                                                  Three Months
                                                 Ended March 31,
                                          ---------------------------   Change from     Change from
                                              2000           1999       Prior Year $    Prior Year %
                                          ------------   ------------  -------------   -------------
Fuel for Power Generation                 $     37,647   $     30,603  $       7,044            23.0%

Thousands of MWHs generated                      2,264          1,969            295            15.0%

Average cost per MWH of
     Generated Power                      $      16.63   $      15.54  $        1.09             7.0%

         Fuel costs increased due to greater electric sales, the replacement of more expensive purchased power with generation and higher gas prices in the current year.

                                                       Three Months
                                                      Ended March 31,
                                              -----------------------------      Change from       Change from
                                                  2000             1999          Prior Year $      Prior Year %
                                              ------------     ------------     -------------     -------------
Deferral of energy costs-net                  $      6,788     $      3,789     $       2,999              79.2%
                                              ============     ============     =============     =============

         Deferred energy cost recognition has increased to match deferred energy rate increases granted in 1999. The rate increase was granted to increase NVP's fuel recovery.


                                                         Three Months
                                                        Ended March 31,
                                              ---------------------------------      Change from           Change from
                                                    2000             1999            Prior Year $          Prior Year %
                                              ---------------- ----------------   -----------------   ---------------------
Allowance for other funds used
 during construction                          $            780 $          2,253              (1,473)                  -65.4%

Allowance for borrowed funds used
 during construction                                     1,815            2,098                (283)                  -13.5%
                                              ---------------- ----------------   -----------------   ---------------------
                                              $          2,595 $          4,351   $          (1,756)                  -40.4%
                                              ================ ================   =================   =====================

         Total allowance for funds used during construction (AFUDC) is lower primarily because the construction of the Crystal Transmission Project completed in May 1999.

                                                       Three Months
                                                      Ended March 31,
                                              -----------------------------      Change from       Change from
                                                  2000             1999          Prior Year $      Prior Year %
                                              ------------     ------------     -------------     -------------
Other operating expense                       $     29,151     $     31,714     $      (2,563)             -8.1%
Maintenance expense                                  9,821           15,011            (5,190)            -34.6%
Depreciation and amortization                       21,416           19,704             1,712               8.7%
Income taxes                                         3,627            1,413             2,214             156.7%
Interest charges- Long-term debt                    15,899           14,706             1,193               8.1%
Interest charges-other                               3,665            2,011             1,654              82.2%

         Other operating expense is lower due to reduced labor and benefit costs in 2000 as a result of merger efficiencies and other unfilled vacancies.

         Maintenance costs decreased from the prior year due to lower plant maintenance costs.

         Depreciation and amortization expense increased due to an 8.8% increase in electric plant over the prior year.

         Income taxes increased due to higher pre-tax income for the current year.

         Interest charges- Long-term debt, is greater due to higher average long-term debt balances in the current year.

         Interest charges- other is greater due to higher short-term borrowings in the current year.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

         During the first three months of 2000, SPR earned $19.2 million in income before preferred dividends and declared $19.85 million in common stock dividends. NVP and SPPC, SPR's principal subsidiaries, declared common stock dividends to their parent, SPR, of $24 million and $19 million, respectively. SPPC also declared $475 thousand in dividends to holders of its preferred stock.

         SPR cash flows during the three months ended March 31, 2000 increased compared to the same period in 1999. A significant increase in cash flows from operating activities was offset in part by an increase in cash flows used in investing activities and a decrease in cash flows from financing activities. Cash flows from operating activities were greater in 2000 than in 1999 due primarily to 2000 including the operating results of the merged companies. For the same reason, cash flows used in investing activities were greater in 2000 than in 1999. Cash flows from financing activities decreased in 2000 as compared to 1999 due primarily to the 1999 issuance of long-term debt in excess of the decrease in short-term borrowings, the net effect of which exceeded the 2000 increase in short-term borrowings.

Construction Expenditures and Financing
---------------------------------------

         A description of construction expenditures and financing of SPPC is contained in its Quarterly Report Form 10-Q for the period ended March 31, 2000 attached as an appendix.

         NVP's construction program and capital requirements for the period 2000-2004 were originally discussed in the combined SPR/NVP Annual Report on Form 10-K for the year ending December 31, 1999. Of NVP's amount projected for 2000 ($190.5 million), $38.1 million (20%) was spent as of March 31, 2000. Internally generated funds equaled 34.7% of all construction expenditures.

         NVP may utilize internally generated cash and the proceeds from unsecured borrowings and preferred securities to meet capital expenditure requirements through 2000.

Financing
---------

         On April 20, 2000, SPR issued an aggregate of $300 million floating rate notes, $200 million of which will mature on April 20, 2003 and the remaining $100 million will mature on April 20, 2002. Interest on the notes is payable quarterly commencing on July 20, 2000. The interest rate on the notes for each interest period will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.60% for the notes maturing in 2003 and a spread of 0.65% for the notes maturing in 2002. These notes will not be entitled to any sinking fund. The notes due 2002 will be redeemable, in whole, without premium at the option of SPR beginning on April 20, 2001 and on each interest payment date thereafter. The net proceeds of the $200 million issue were used to retire an equal amount of commercial paper of SPR that was used as temporary funding for the cash portion of the NVP merger consideration. The net proceeds of the $100 million issue were used to make a capital contribution to NVP, which in turn was used to retire $85 million of maturing long-term debt on May 1, 2000 and the remaining proceeds were used to pay off its commercial paper.

         Upon issuance of these floating rate notes, SPR also reduced its bank credit facility to $300 million from the previous amount of $500 million in accordance with the terms of the credit agreement.

         On May 9, 2000, SPR issued $300 million of notes under its universal shelf registration. These notes bear interest at an annual rate of 8.75% and will mature on May 15, 2005. Interest on the notes is payable semi-annually on May 15 and November 15 commencing on November 15, 2000. The notes will not be subject to any sinking fund and will be redeemable in whole or in part at any time upon payment of the principal amount of the notes being redeemed, accrued interest and a make-whole premium. The net proceeds from the issuance of these notes were used to retire an equal amount of commercial paper of SPR.

         On May 1, 2000 $85 million of NVP's First Mortgage Bonds matured.

Portland General Electric Acquisition
-------------------------------------

         On November 8, 1999, SPR and Enron Corporation (Enron) announced that they had entered into a purchase and sale agreement for Enron's wholly owned electric utility subsidiary, Portland General Electric Company (PGE). PGE is an electric utility serving more than 700,000 retail customers in northwest Oregon. PGE will become a wholly owned subsidiary of SPR.

         The proposed transaction is subject to customary closing conditions, including, without limitation, the receipt of all necessary governmental approvals, including the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), the Oregon Public Utility Commission
(OPUC) and the Nuclear Regulatory Commission. SPR completed its filings with the FERC, the Department of Justice, the OPUC and the SEC by March 3, 2000. As of May 3, 2000, the Department of Justice investigation had concluded and the waiting period under Hart-Scott-Rodino had expired. The remainder of the required approvals is expected to be received by the second half of 2000.

Generation Divestiture
----------------------

         In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR will be offering for sale generation assets with peak capacity of approximately 2,985 megawatts (MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First Stage indicative bids are expected in early May 2000. A short list will be selected for each of the seven bundles being offered and the second stage due diligence process will begin later in May 2000. Final bids and the selection of winning bids will occur in late June or early July 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

                               REGULATORY MATTERS
                               ------------------
         Substantially all of the utility operations of both NVP and SPPC are conducted in Nevada. As a result both companies are subject to utility regulation within the State and therefore deal with many of the same regulatory issues. Therefore, although the following regulatory discussion relates specifically to NVP, many of the same issues are discussed in the regulatory section of the current SPPC Form 10-Q, attached as an appendix

Nevada Electric Restructuring Activities
----------------------------------------

         Competition was due to start on March 1, 2000. However, in February 2000 the Governor of Nevada delayed the start date of competition indefinitely. Electric competition may begin later in 2000 or 2001.

         Generally, restructuring regulations and PUCN decisions during the first quarter of 2000 have proceeded slowly, with some decisions adversely positioned against the financial interests of NVP and SPPC. Currently, many important regulations, including the Universal Metering Service Tariff, Provider of Last Resort, and Past Costs, continue to be developed through regulatory hearings. In their present form several of the proposed regulations could have a negative financial risk exposure to NVP and SPPC. See the SPR's and NVP's 1999 Annual Report on Form 10-K.

         On March 28, 2000, SPR, NVP and SPPC filed a federal lawsuit challenging Nevada's laws providing for competition in the electric utility industry and the PUCN's implementation of competition. See SPR's and NVP's Forms 8-K, filed on April 17, 2000.

         The following are highlights of recent restructuring activity:

Universal Meter Services Tariff

         The regulation is applicable to all licensed Alternative Sellers who supply meter services, meter reading services, and meter data management services. On January 18, 2000, the PUCN issued a Notice requesting comments and scheduling a workshop and a hearing on the proposed Meter Services rule. Several workshops and hearings were conducted in the first quarter of 2000. A final regulation is expected by mid 2000.

Independent Scheduling Administrator (ISA)

         On March 21, 2000, the PUCN issued a Notice of Workshop on retail transmission issues including funding for the Mountain West Independent Scheduling Administrator. In a workshop held April 12, various parties advocated that the utilities provide funding and that the PUCN should provide cost recovery for the utilities. The PUCN and the parties will continue to explore this issue in the future workshops.

Past Costs
----------

         Past costs, which are commonly referred to as stranded costs in other jurisdictions, will continue to be addressed in 2000. The restructuring law permits the recovery of past costs pursuant to specified legal criteria.

         In December 1999, the PUCN voted to adopt certain amendments to Chapter 704 of the Nevada Administrative Code as permanent regulations regarding past cost issues. The regulation was submitted to the Legislative Counsel Bureau
(LCB) for review by the Legislative Commission to determine its conformity to statutory authority and faithfulness to the intent of the Legislature. In April 2000 the Legislative Counsel returned the regulation to the PUCN for revision and the Legislative Commission voted 12-0 to require the PUCN to revise the regulation and address issues raised by SPR.

         The PUCN has 90 days to revise this regulation and report back to the Legislative Commission. On April 12, 2000, the PUCN issued a Procedural Order directing the PUCN Staff to develop a revised proposed rule that incorporates the Legislative Commission's directive. The Staff's proposed rule will be discussed in a May workshop.

Provider of Last Resort (PLR)

         The PLR will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins.

         On May 3, 2000, the PUCN reissued the PLR regulation for comment. The current draft regulation continues to contain various provisions that could have negative financial ramifications for NVP and SPPC. See the 1999 Annual Report on Form 10-K.

FERC Matters
------------

Independent Transmission Company

         On April 26, 2000, NVP, SPPC, Portland General Electric Company, Avista Corporation, The Montana Power Company, and Puget Sound Energy, Inc. agreed to study the formation of a for-profit Independent Transmission Company (ITC). While not yet defined, the ITC could own, lease or maintain transmission lines increasing efficiency and reliability.

Open Access Transmission Rates

         In May 1999, NVP filed an application with the FERC to increase its Open Access Transmission rates. On March 30, 2000, the FERC approved the settlement filed on February 8, 2000 with rates becoming effective on March 1, 2000. Also on March 30, 2000, NVP filed a Loss Study that NVP agreed to provide in the settlement.

Revised Generation Tariffs and Transitional Purchase Power Agreements

         On March 31, 2000, NVP filed for approval of revisions to its market-based tariff for generation to be divested. The filing included adding ancillary services to the tariffs and Transitional Purchase Power Agreements between NVP and the new owners.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the information previously disclosed regarding quantitative and qualitative market risk in Annual Report for on Form 10-K for the year ended December 31, 1999.

                                    PART II

ITEM 1.    LEGAL PROCEEDINGS

         NVP filed a deferred energy case on July 15, 1999, covering the period from June 1, 1998 through May 31, 1999. Nevada Senate Bill 438 froze the rates for NVP at the level that was in effect on July 1, 1999, except that the PUCN was authorized to modify those rates in decisions related to deferred accounting cases filed by NVP prior to October 1, 1999. Accordingly, on September 30, 1999, NVP filed an update through August 31, 1999. On February 4, 2000 the PUCN issued an order that rejected NVP's updated September 30, 1999 deferred energy filing. In addition, on March 27, 2000, the PUCN issued an order that substantially reduced NVP's requested rate relief on the remaining $44 million included in the case. As a result of these decisions, NVP recognized a pre-tax reserve against 1999 earnings of $80 million for previously deferred energy and imputed capacity costs.

         On March 28, 2000, SPR, NVP, and SPPC filed a lawsuit in Federal District Court in Nevada asking the court to declare unconstitutional certain aspects of the Nevada laws that created the framework for a deregulated electric market in Nevada. These laws are described in more detail in "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in SPR's Annual Report on Form 10-K for the year ended December 31, 1999. The lawsuit alleges that the restructuring laws fail to provide an adequate mechanism for the recovery by NVP and SPPC of the substantial costs incurred by them to assure reliable electric power supplies to Nevada customers in the historically regulated market. The lawsuit requests that the court stay the effectiveness of the Nevada restructuring laws until the PUCN adopts implementing regulations that protect the utilities' rights under federal law. SPR is not able at this time to predict how long it will take for this lawsuit to be resolved and nor can it predict the outcome of the case.

         In response to the PUCN decisions described above, NVP filed a lawsuit against the PUCN on March 30, 2000 in the First Judicial District of Nevada in Carson City. The lawsuit requests that the court set aside the PUCN's March 28, 2000 order, reinstate NVP's September 30, 1999 filing, and enter an order allowing NVP to recover deferrals of imputed capacity through March 28, 2000 and implement ongoing rates for fuel and purchased power that reflect the costs of purchased energy. SPR is not able at this time to predict how long it will take for this lawsuit to be resolved nor can it predict the outcome of the case.

         See the Form 8-K filed April 17, 2000 for additional details.

         Although SPR is involved in other ongoing litigation on a variety of matters, it is management's opinion that none individually or collectively are material to SPR's financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

         On May 10, 2000, in accordance with SPR's plan to sell the generation assets of NVP and SPPC, AES Corporation announced that it was the successful bidder for the purchase of a controlling interest in the 1,580 MW Mohave Generating Station in Laughlin, Nevada for approximately $667 million. .AES executed Asset Sale Agreements with the sellers, NVP (14%) and Southern California Edison Company (56%), for a 70% undivided interest in the facility.

The acquisition is subject to approval by the FERC and the California Public Utilities Commission, and review by the Public Utilities Commission of Nevada and is expected to close late in the 4th Quarter of 2000.

Mohave Generating Station is a 2-unit, coal-fired power plant located on 2,500 acres along the Colorado River, approximately 80 miles south of Las Vegas.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed with this Form 10-Q:

                  (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements on Form 10-Q for the three month period ended March 31, 2000, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b)      Reports on Form 8-K:

Form 8-K filed on February 25, 2000 - Item 5, Other Events

         Described, and included as exhibits, SPR's press releases dated February 4, 2000 and February 16, 2000, regarding the PUCN's February 4, 2000 decision described above in Part II, Item 1, Legal Proceedings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    Sierra Pacific Resources
                                                --------------------------------
                                                         (Registrant)




Date:        May 15, 2000                    By:              /s/ Mark A. Ruelle
       ------------------                         ------------------------------
                                                            Mark A. Ruelle
                                                       Senior Vice President
                                                              Treasurer
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)




Date:      May 15, 2000                          By:     /s/ Mary O. Simmons
     -------------------                            ----------------------------
                                                          Mary O. Simmons
                                                             Controller
                                                  (Principal Accounting Officer)

================================================================================



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED March 31, 2000


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
(Address of principal executive office)                         (Zip Code)

                                (775) 834-4011
             (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____
                                             ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                    Outstanding at May 15, 2000
Common Stock, $3.75 par value                            1,000 Shares

================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000



                                   CONTENTS



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                                         Page
                                                                                                         ----
ITEM 1.        Financial Statements

               Condensed Consolidated Balance Sheets - March 31, 2000 and
                    December 31, 1999..................................................................     3

               Condensed Consolidated Statements of Income - Three Months
                    Ended March 31, 2000 and 1999......................................................     4

               Condensed Consolidated Statements of Cash Flows - Three Months
                    Ended March 31, 2000 and 1999......................................................     5

               Notes to Condensed Consolidated Financial Statements....................................     6

ITEM 2.        Management's Discussion and Analysis
               of Financial Condition and Results

               of Operations...........................................................................     8

ITEM 3.        Quantitative and Qualitative Disclosures about
               Market Risk.............................................................................    15

                                          PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings.......................................................................    16

ITEM 5.        Other Information.......................................................................    16

ITEM 6.        Exhibits and Reports on Form 8-K........................................................    16

Signature Page.........................................................................................    17

Appendix...............................................................................................    18

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                    March 31,                December 31,
                                                                      2000                      1999
                                                                 ----------------          ---------------
                                                                   (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                   $ 2,420,066              $ 2,420,728
    Less:  accumulated provision for depreciation                        816,935                  799,099
                                                                     -----------              -----------
                                                                       1,603,131                1,621,629
  Construction work-in-progress                                          122,924                   97,561
                                                                     -----------              -----------
                                                                       1,726,055                1,719,190
                                                                     -----------              -----------
Investments in subsidiaries and other property, net                       61,773                   62,704
                                                                     -----------              -----------
Current Assets:
  Cash and cash equivalents                                               12,398                    3,011
  Accounts receivable less provision for uncollectible accounts:
    $2,918 -2000 and $3,649 -1999                                        105,847                  113,695
  Materials, supplies and fuel, at average cost                           29,528                   30,070
  Deferred energy costs                                                     (376)                    --
  Other                                                                    5,945                    3,103
                                                                     -----------              -----------
                                                                         153,342                  149,879
                                                                     -----------              -----------
Deferred Charges:
  Regulatory tax asset                                                    65,531                   65,531
  Other regulatory assets                                                 71,732                   73,660
  Other                                                                   25,109                   25,512
                                                                     -----------              -----------
                                                                         162,372                  164,703
                                                                     -----------              -----------
                                                                     $ 2,103,542              $ 2,096,476
                                                                     ===========              ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                        $   680,274              $   673,738
  Preferred stock                                                         50,000                   50,000

  SPPC Obligated mandatorily redeemable preferred trust securities        48,500                   48,500
  Long-term debt                                                         623,946                  625,430
                                                                     -----------              -----------
                                                                       1,402,720                1,397,668
                                                                     -----------              -----------
Current Liabilities:
  Short-term borrowings                                                  101,782                  109,584
  Current maturities of long-term debt                                   102,685                  102,755
  Accounts payable                                                        69,743                   78,491
  Accrued interest                                                        10,238                    5,110
  Dividends declared                                                      19,983                   19,974
  Accrued salaries and benefits                                            8,672                    8,385
  Other current liabilities                                               21,771                   10,673
                                                                     -----------              -----------
                                                                         334,874                  334,972
                                                                     -----------              -----------
Commitments & Contingencies (Note 4)

Deferred Credits:
  Deferred federal income taxes                                          171,455                  170,261
  Deferred investment tax credit                                          35,655                   35,980
  Regulatory tax liability                                                37,846                   37,846
  Accrued Retirement Benefits                                             49,837                   49,052
  Customer advances for construction                                      41,219                   40,081
  Other                                                                   29,936                   30,616
                                                                     -----------              -----------
                                                                         365,948                  363,836
                                                                     -----------              -----------
                                                                     $ 2,103,542              $ 2,096,476
                                                                     ===========              ===========

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                                                          Three Months Ended
                                                                                March 31,
                                                                        ------------------------

                                                                            2000          1999
                                                                        -----------    ---------
                                                                               (Unaudited)
OPERATING REVENUES:
 Electric                                                                 $ 157,622    $ 144,303
 Gas                                                                         34,836       38,027
 Water                                                                       10,249       10,281
                                                                        -----------   ----------
                                                                            202,707      192,611
                                                                        -----------   ----------
OPERATING EXPENSES:
 Operation:
  Purchased power                                                            49,480       40,668
  Fuel for power generation                                                  29,276       26,470
  Gas purchased for resale                                                   22,851       24,717
  Deferral of energy costs -net                                                 376           --
  Other                                                                      27,869       23,782
 Maintenance                                                                  4,485        5,496
 Depreciation and amortization                                               19,031       19,094
 Taxes:
  Income taxes                                                               11,034       11,812
  Other than income                                                           4,962        4,799
                                                                        -----------   ----------
                                                                            169,364      156,838
                                                                        -----------   ----------
OPERATING INCOME                                                             33,343       35,773
                                                                        -----------   ----------
Other Income:
 Allowance for other funds used during construction                              68           --
 Other income - net                                                            (378)           7
                                                                        -----------   ----------
                                                                               (310)           7
                                                                        -----------   ----------
              Total Income Before Interest Changes                           33,033       35,780
                                                                        -----------   ----------
INTEREST CHARGES:
 Long-term debt                                                               9,750        9,861
 Other                                                                        3,211        2,603
 Allowance for borrowed funds used during construction
   and capitalized interest                                                    (482)        (198)
                                                                        -----------   ----------
                                                                             12,479       12,266
                                                                        -----------   ----------
INCOME BEFORE SPPC OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED TRUST SECURITIES                                                  20,554       23,514
 Preferred dividend requirements of SPPC-obligated mandatorily
   redeemable trust preferred securities                                     (1,043)      (1,043)
                                                                        -----------   ----------
INCOME BEFORE PREFERRED STOCK DIVIDENDS                                      19,511       22,471
 Preferred stock dividend requirements                                         (975)      (1,365)
                                                                        -----------   ----------
INCOME APPLICABLE TO COMMON STOCK                                         $  18,536    $  21,106
                                                                        ===========   ==========

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                     ----------------------
                                                                          (Unaudited)
                                                                        2000          1999
                                                                     ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                    $ 19,511    $ 22,471
  Non-cash items included in income:
     Depreciation and amortization                                       19,031      19,094
     Deferred taxes and deferred investment tax credit                      868         983
     AFUDC and capitalized interest                                        (550)       (198)
     Deferred energy costs - net                                            376          --
     Early retirement and severance amortization                          1,049       1,047
     Other non-cash                                                       1,261         760
  Changes in certain assets and liabilities:

     Accounts receivable                                                  7,848       7,746
     Materials, supplies and fuel                                           542      (2,112)
     Other current assets                                                (2,842)     (2,769)
     Accounts payable                                                    (8,748)     (3,343)
     Other current liabilities                                           16,513      16,798
     Other - net                                                            476      (8,344)
                                                                     ----------    --------
  Net Cash Flows From Operating Activities                               55,335      52,133
                                                                     ----------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                            (27,239)    (18,909)
  Non-cash charges to utility plant                                         608         258
  Net customer refunds and contributions in aid construction              3,288       3,684
                                                                     ----------    --------
  Net cash used for utility plant                                       (23,343)    (14,967)
Investments in subsidiaries and other property - net                        842     (30,068)
                                                                     ----------    --------
Net Cash Used in Investing Activities                                   (22,501)    (45,035)
                                                                     ----------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term borrowings                           (8,917)      6,293
  Reduction of long-term debt                                            (1,563)       (116)
  Additional investment by parent company                                 7,000       8,000
  Dividends paid                                                        (19,967)    (20,365)
                                                                     ----------    --------
Net Cash Used In Financing Activities                                   (23,447)     (6,188)
                                                                     ----------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 9,387         910
Beginning balance in Cash and Cash Equivalents                            3,011      15,197
                                                                     ----------    --------
Ending Balance in Cash and Cash Equivalents                            $ 12,398    $ 16,107
                                                                     ==========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During Period For:
    Interest                                                           $  7,833    $  7,793
    Income Taxes                                                       $     --    $  1,716


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

NOTE 1.  MANAGEMENT'S STATEMENT
-------------------------------

     In the opinion of the management of Sierra Pacific Power Company (the Company or SPPC), a wholly owned subsidiary of Sierra Pacific Resources (SPR), the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2.  RECENT PRONOUNCEMENTS OF THE FASB
------------------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. In May 1999, members of the Financial Accounting Standards Board agreed to delay the effective date of Statement 133 to fiscal years beginning after June 15, 2000.

     In March 2000, FASB issued a proposed amendment to Statement 133 that, among other revisions, exempted from the fair value requirements normal purchases and normal sales (as defined by Statement 133) that contain settlement provisions, if it is probable that the contracts will not settle net and will result in physical delivery. The Company is still assessing the impact of SFAS 133 on its financial condition and results of operations.

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

     Financial data for business segments is as follows (in thousands).

March 31, 2000           Electric     Gas         Water       Consolidated
-------------------     ----------   ----------   ---------   ------------
Operating Revenues       $ 157,622    $  34,836   $  10,249    $ 202,707
                        ==========    =========   =========   ============
Operating income         $  25,999    $   4,612   $   2,732    $  33,343
                        ==========    =========   =========   ============

March 31, 1999           Electric     Gas         Water       Consolidated
-------------------     ----------   ----------   ---------   ------------
Operating Revenues       $ 144,303    $  38,027   $  10,281    $ 192,611
                        ==========    =========   =========   ============
Operating income         $  26,685    $   6,289   $   2,799    $  35,773
                        ==========    =========   =========   ============

NOTE 4.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

     In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR will be offering for sale generation assets with peak capacity of approximately 2,985 megawatts (MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First Stage indicative bids are expected in early May 2000. A short list will be selected for each of the seven bundles being offered and the second stage due diligence process will begin later in May 2000. Final bids and the selection of winning bids will occur in late June or early July 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause Sierra Pacific Power Company's (SPPC's) actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount SPPC is allowed to recover from customers for certain costs that prove to be uneconomic in the new competitive market; (4) the outcome of ongoing and future regulatory proceedings; (5) management's ability to integrate the operations of Nevada Power Company (NVP) and SPPC, and to implement and realize anticipated cost savings from the merger of SPR and NVP;
(6) the results of the contemplated sales by SPPC of its Nevada generating assets; (7) industrial, commercial and residential growth in the service territory of SPPC; (8) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (9) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (10) the loss of any significant customers; (11) the weather and other natural phenomena; and (12) changes in the business of major customers that may result in changes in the demand for services of SPPC. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPPC assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

                              RESULTS OF OPERATIONS

   The components of gross margin are set forth below (dollars inthousands):

                                                  Three Months
                                                 Ended March 31,
                                                 ---------------
                                                                                    Change from          Change from
                                                 2000               1999            Prior Year $         Prior Year %
                                             -----------         ----------       ----------------     --------------
Operating Revenues:
       Electric                              $157,622            $144,303             $ 13,319                9.2%
       Gas                                     34,836              38,027               (3,191)              -8.4%
       Water                                   10,249              10,281                  (32)              -0.3%
                                             --------            --------             --------               ----
            Total Revenues                    202,707             192,611               10,096                5.2%

Energy Costs:
       Electric                                78,756              67,138               11,618               17.3%
       Gas                                     23,227              24,717               (1,490)              -6.0%
                                             --------            --------             --------               ----
             Total Energy Costs               101,983              91,855               10,128               11.0%
                                             --------            --------             --------               ----
                     Gross Margin            $100,724            $100,756             $    (32)               0.0%
                                             ========            ========             ========               ====

Gross Margin by Segment:
       Electric                              $ 78,866            $ 77,165             $  1,701                2.2%
       Gas                                     11,609              13,310               (1,701)             -12.8%
       Water                                   10,249              10,281                  (32)              -0.3%
                                             --------            --------             --------               ----
             Total                           $100,724            $100,756             $    (32)               0.0%
                                             ========            ========             ========               ====


          The causes for significant changes in specific lines comprising the results of operations are as follows (dollars in thousands):

                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                                                             Change from           Change from
                                                         2000                1999           Prior Year $          Prior Year %
                                                 -------------       -------------        ---------------       ---------------
Electric Operating Revenues:
     Residential                                      $ 47,911            $ 47,525               $    386                   0.8%
     Commercial                                         44,799              43,405                  1,394                   3.2%
     Industrial                                         45,114              45,367                   (253)                 -0.6%
                                                 -------------       -------------        ---------------       ---------------
     Retail revenues                                   137,824             136,297                  1,527                   1.1%
     Other                                              19,798               8,006                 11,792                 147.3%
                                                 -------------       -------------        ---------------       ---------------
            Total Revenues                            $157,622            $144,303               $ 13,319                   9.2%
                                                 =============       =============        ===============       ===============
     Total retail sales in thousands
      of megawatt-hours (MWH)                            2,117               2,094                     23                   1.1%

     Average retail revenue per MWH                   $  65.10            $  65.09               $   0.01                   0.0%

         Residential electric revenues increased slightly due to a 2.2% increase in customers that was mostly offset by lower use per customer as a result of milder weather in 2000.

         Commercial electric revenues increased primarily due to a 3.0% increase in customers over the prior period.

         Industrial electric revenues were comparable with the prior period.

         Other electric revenues were higher ($7.9 million over 1999) primarily because of increased wholesale electric revenues that resulted from more wholesale opportunities. Other revenues were also higher because of the reclassification of a reserve to revenues of $4.3 million from operating expense in 1999, that was made in order to reflect a refund resulting from an agreement with the Public Utilities Commission of Nevada to refund a share of earnings.

                                                         Three Months
                                                        Ended March 31,
                                                        ---------------
                                                                                          Change from         Change from
                                                        2000                1999         Prior Year $        Prior Year %
                                                -------------      --------------      ---------------      --------------
Gas Operating Revenues:
     Residential                                  $    16,726         $    16,943         $       (217)               -1.3%
     Commercial                                         8,424               8,838                 (414)               -4.7%
     Industrial                                         3,346               3,727                 (381)              -10.2%
     Miscellaneous                                        413                 531                 (118)              -22.2%
                                                -------------      --------------      ---------------      --------------
     Total retail revenue                              28,909              30,039               (1,130)               -3.8%
     Wholesale revenue                                  5,927               7,988               (2,061)              -25.8%
                                                -------------      --------------      ---------------      --------------
           Total Revenues                         $    34,836         $    38,027         $     (3,191)               -8.4%
                                                =============      ==============      ===============      ==============
     Sales (Decatherms):
     Retail                                         5,128,696           5,399,835             (271,139)               -5.0%
     Wholesale                                      2,381,207           3,750,936           (1,369,729)              -36.5%
                                                -------------      --------------      ---------------      --------------
     Total                                          7,509,903           9,150,771           (1,640,868)              -17.9%
                                                -------------      --------------      ---------------      --------------
     Average revenues per decatherm
     Retail                                       $      5.64         $      5.56         $       0.07                 1.3%
     Wholesale                                    $      2.49         $      2.13         $       0.36                16.9%

         Residential, commercial and industrial gas revenues were lower due to lower use per customer as a result of warmer weather in 2000. The reduction in residential and commercial revenues due to lower use per customer was partially offset by customer increases of 4.9% and 3.2%, respectively.

         Wholesale gas revenues were lower primarily because of the expiration of three short-term gas contracts that were included in 1999 revenues.

                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                                                            Change from          Change from
                                                         2000                 1999          Prior Year $         Prior Year %
                                                --------------       --------------       ---------------      ---------------
Water Operating Revenues                          $     10,249         $     10,281         $         (32)                -0.3%
                                                ==============       ==============       ===============      ===============


         Water revenues were comparable when compared to the prior period.

                                                   Three Months
                                                  Ended March 31,
                                                  ---------------
                                                                                        Change from             Change from
                                                 2000                  1999            Prior Year $            Prior Year %
                                      ----------------       ---------------       -----------------        ------------------
Purchased Power                             $   49,480            $   40,668            $      8,812                  21.7%

Purchased Power in thousands
  of MWHs                                        1,593                 1,325                     268                  20.2%
Average cost per MWH of
   Purchased Power                          $    31.06            $     30.6            $       0.37                   1.2%

         Purchased power costs were higher primarily because of increased purchases associated with higher wholesale electric sales as discussed previously.

                                                         Three Months
                                                        Ended March 31,
                                                       ---------------
                                                                                           Change from           Change from
                                                     2000                  1999           Prior Year $          Prior Year %
                                           ---------------       ---------------        ---------------        --------------
Fuel for Power Generation                    $    29,276          $    26,470              $    2,806                  10.6%

Thousands of MWHs generated                        1,200                1,173                      27                   2.3%
Average cost per MWH of
  Generated Power                            $     24.40          $     22.57              $     1.83                   8.1%

         Fuel for generation costs were greater because of higher gas unit prices and to a lesser extent, increased electric generation required to meet increased retail electric demand in 2000.

                                                      Three Months
                                                     Ended March 31,
                                                     ---------------
                                                                                          Change from          Change from
                                                     2000                  1999          Prior Year $          Prior Year %
                                          ----------------      ----------------      ----------------      ----------------
Gas Purchased for Resale
  Retail                                       $    17,138           $    17,561          $       (423)                 -2.4%
  Wholesale                                          5,713                 7,156                (1,443)                -20.2%
                                          ----------------      ----------------      ----------------      ----------------
  Total                                        $    22,851           $    24,717          $     (1,866)                 -7.5%
                                          ================      ================      ================      ================

Gas Purchased for Resale (decatherms)
  Retail                                         4,640,365             5,403,541              (763,176)                -14.1%
  Wholesale                                      2,381,207             3,750,936            (1,369,729)                -36.5%
                                          ----------------      ----------------      ----------------      ----------------
  Total                                          7,021,572             9,154,477            (2,132,905)                -23.3%
                                          ================      ================      ================      ================

Average cost per decatherm
  Retail                                       $      3.69           $      3.25          $       0.44                  13.5%
  Wholesale                                    $      2.40           $      1.91          $       0.49                  25.7%

         Consistent with the decrease in residential, commercial and industrial gas revenues discussed previously, retail gas purchases were also lower. The reduction in retail gas purchases was partially offset by higher average gas unit prices. Also, wholesale gas purchases were lower than in the prior year due to lower wholesale sales as previously discussed.

                                                              Three Months
                                                             Ended March 31,
                                                             ----------------
                                                                                               Change from          Change from
                                                             2000                 1999         Prior Year $         Prior Year %
                                                    --------------       --------------      ---------------      ---------------
Deferral of energy costs-net                          $      376           $        -          $       376               -
                                                    ==============       ==============      ===============      ===============

The Company began deferring energy costs in January 2000 for its natural gas business.

                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                                                             Change from            Change from
                                                         2000                 1999           Prior Year $           Prior Year %
                                                --------------       --------------        ---------------        ---------------
Allowance for other funds used
  during construction                                 $     68             $     --                     68                     --

Allowance for borrowed funds used
  during construction                                      482                  198                    284                  143.4%
                                                --------------       --------------        ---------------        ---------------
                                                      $    550             $    198                 $  352                  177.8%
                                                ==============       ==============        ===============        ===============

         Total allowance for funds used during construction (AFUDC) is higher because of greater construction work in progress balances in 2000.

                                                             Three Months
                                                            Ended March 31,           Change from         Change from
                                                         2000              1999       Prior Year $        Prior Year %
                                                --------------    --------------    ---------------     ---------------
Other operating expense                               $27,869         $23,782             $ 4,087                 17.2%
Maintenance expense                                     4,485           5,496              (1,011)               -18.4%
Income taxes                                           11,034          11,812                (778)                -6.6%
Interest charges-other                                  3,211           2,603                 608                 23.4%
Preferred stock dividend requirements                     975           1,365                (390)               -28.6%

         Other operating expense was higher because of a reclassification of a reserve to revenues of $4.3 million from operating expense in 1999, that was made in order to reflect a refund resulting from an agreement with the Public Utilities Commission of Nevada to refund a share of earnings.

         Maintenance expense was lower than the prior year due to lower plant maintenance costs.

         Operating income taxes were lower due to lower pre-tax income during the current year.

         Interest charges-other were higher because of interest expense on $100 million floating rate notes issued in September 1999.

         Preferred stock dividend requirements were lower because of the redemption of Series A preferred stock in November 1999.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

         During the first three months of 2000, the Company earned $19.5 million in income before preferred dividends. It declared $975,000 in dividends to holders of its preferred stock and declared $19.0 million in common stock dividends to its parent, Sierra Pacific Resources.

         The overall increase in cash flows during the first three months of 2000 was greater than 1999 due to less cash used for investing which was partially offset by an increase in cash used for financing activities. The decrease in cash used for investing activities was due to the Company's 1999 acquisition of General Electric Capital Corporation's interest in Pinon Pine Company L.L.C. Financing activities utilized more cash because of a decrease in short-term borrowings.

Construction Expenditures and Financing
---------------------------------------

         The Company's construction program and capital requirements for the period 2000-2004 were originally discussed in the Company's 1999 Annual Report on Form 10-K. Of the amount projected for 2000 ($137.7 million), $23.3 million (16.9%) had been spent as of March 31, 2000. Internally generated funds exceeded all construction expenditures.


                               REGULATORY MATTERS
                               ------------------

Generation Divestiture
----------------------

         In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR will be offering for sale generation assets with peak capacity of approximately 2,985 megawatts (MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First Stage indicative bids are expected in early May 2000. A short list will be selected for each of the seven bundles being offered and the second stage due diligence process will begin later in May 2000. Final bids and the selection of winning bids will occur in late June or early July 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

Nevada Electric Restructuring Activities
----------------------------------------

         Competition was due to start on March 1, 2000. However, in February 2000 the Governor of Nevada delayed the start date of competition indefinitely. Electric competition may begin later in 2000 or 2001.

         Generally, restructuring regulations and PUCN decisions during the first quarter of 2000 have proceeded slowly, with some decisions adversely positioned against the financial interests of the Company. Currently, many important regulations, including the Universal Metering Service Tariff, Provider of Last Resort, and Past Costs, continue to be developed through regulatory hearings. In their present form several of the proposed regulations could have a negative financial risk exposure to the Company. See the Company's 1999 Annual Report on Form 10-K.

         On March 28, 2000, the Company and its parent, Sierra Pacific Resources, together with Nevada Power Company, filed a federal lawsuit challenging Nevada's laws providing for competition in the electric utility industry and the PUCN's implementation of competition. See SPR's Form 8-K, filed on April 17, 2000.

         The following are highlights of recent restructuring activity:

Universal Meter Services Tariff

         The regulation is applicable to all licensed Alternative Sellers who supply meter services, meter reading services, and meter data management services. On January 18, 2000, the PUCN issued a Notice requesting comments and scheduling a workshop and a hearing on the proposed Meter Services rule. Several workshops and hearings were conducted in the first quarter of 2000. A final regulation is expected by mid 2000.

Independent Scheduling Administrator (ISA)

         On March 21, 2000, the PUCN issued a Notice of Workshop on retail transmission issues including funding for the Mountain West Independent Scheduling Administrator. In a workshop held April 12, various parties advocated that the utilities provide funding and that the PUCN should provide cost recovery for the utilities. The PUCN and the parties will continue to explore this issue in the future workshops.

Past Costs

         Past costs, which are commonly referred to as stranded costs in other jurisdictions, will continue to be addressed in 2000. The restructuring law permits the recovery of past costs pursuant to specified legal criteria.

         In December 1999, the PUCN voted to adopt certain amendments to Chapter 704 of the Nevada Administrative Code as permanent regulations regarding past cost issues. The regulation was submitted to the Legislative Counsel Bureau
(LCB) for review by the Legislative Commission to determine its conformity to statutory authority and faithfulness to the intent of the Legislature. In April 2000 the Legislative Counsel returned the regulation to the PUCN for revision and the Legislative Commission voted 12-0 to require the PUCN to revise the regulation and address issues raised by SPR.

         The PUCN has 90 days to revise this regulation and report back to the Legislative Commission. On April 12, 2000, the PUCN issued a Procedural Order directing the PUCN Staff to develop a revised proposed rule that incorporates the Legislative Commission's directive. The Staff's proposed rule will be discussed in a May workshop.

Provider of Last Resort (PLR)

         The PLR will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins.

         On May 3, 2000, the PUCN reissued the PLR regulation for comment. The current draft regulation continues to contain various provisions that could have negative financial ramifications for the Company. See the 1999 Annual Report on Form 10-K.

Additional Nevada Matters
-------------------------

Unbundling of Utility Services

         On April 21, 2000, the PUCN approved a final order ("the Order") that was consistent with its September 1999 interim order. See the Company's 1999 Annual Report on Form 10-K for additional information on the interim order. The Order reduces the Company's revenue requirement and return on equity for distribution service for those customers who choose to leave the Company upon the start of retail competition. The Company intends to file a Petition for Reconsideration with the PUCN.

         SB438 provides for the electric distribution utility (EDU) to provide the provider of last resort (PLR) services from the start of competition until July 1, 2001. Currently, the date for the start of competition has not been established and the PLR service period ends July 1, 2001. Consequently, the Company anticipates very little change. However, the Company is seeking to modify the PLR regulation. If the Company does not provide PLR services, then the Order could result in a reduction of revenues.

Earnings Sharing

         On May 1, 2000, the Company filed an earnings sharing refund request, based on 1999 earnings of $471,000, for gas customers. The Company's filing provides for no electric earnings sharing refund.

California Matters
------------------

Generation Divestiture

         On March 2, 2000, the Company filed a new application requesting exemption from California Public Utility Commission (CPUC) approval of the Nevada-based generation divestiture transaction. The Company cited several reasons for the exemption including that the Nevada and FERC oversight of the generation divestiture will assure reliability and market power mitigation as required by California's electric restructuring legislation.

Distribution Performance-Based Rate-making (PBR)

         On May 4, 2000, the CPUC dismissed without prejudice the Company's January 3, 2000, distribution PBR proposal (see the Company's 1999 Annual Report on Form 10-K). The order accepted the application as meeting the compliance requirement but directed the Company to re-file it when the cost of capital and cost of service studies are available. The Company plans to re-submit the PBR proposal along with the Cost of Service Application on June 30, 2000.

FERC Matters
------------

Independent Transmission Company

         On April 26, 2000, the Company, together with Nevada Power Company, Portland General Electric Company, Avista Corporation, The Montana Power Company, and Puget Sound Energy, Inc. agreed to study the formation of a for-profit Independent Transmission Company (ITC). While not yet defined, the ITC could own, lease or maintain transmission lines increasing efficiency and reliability.

Transmission Rate Case

         In March 1999, the Company filed an application with the FERC to increase its Open Access Transmission rates. See the Company's 1999 Annual Report on Form 10-K. On March 30, 2000, the Company filed a Loss Study that the Company agreed to provide in the partial settlement that was approved in January 2000. On April 27, 2000, a pre-hearing conference was held to set a procedural schedule for remaining issues.

Generation Tariffs

         In March 1999, the Company filed with the FERC for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of the Company's generation would operate after divestiture. The tariffs permit market-based rates after the offering of capacity under a cost-based recourse approach. On November 1, 1999 the FERC dismissed the tariffs, and on November 22, 1999, the Company filed a request for rehearing of the order dismissing the tariffs. On March 21, 2000, the FERC denied the Company's request for rehearing.

Generation Tariffs and Transitional Purchase Power Agreements

         On March 31, 2000, the Company filed for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of divested generation would operate after divestiture. Included in the filing are the Transitional Purchase Power Agreements between the Company and the new owners.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         There have been no material changes to the information previously disclosed regarding quantitative and qualitative market risk in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         On March 28, 2000, SPR, NVP, and SPPC filed a lawsuit in Federal District Court in Nevada asking the court to declare unconstitutional certain aspects of the Nevada laws that created the framework for a deregulated electric market in Nevada. These laws are described in more detail in "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The lawsuit alleges that the restructuring laws fail to provide an adequate mechanism for the recovery by NVP and SPPC of the substantial costs incurred by them to assure reliable electric power supplies to Nevada customers in the historically regulated market. The lawsuit requests that the court stay the effectiveness of the Nevada restructuring laws until the PUCN adopts implementing regulations that protect the utilities' rights under federal law. The Company is not able at this time to predict how long it will take for this lawsuit to be resolved and nor can it predict the outcome of the case.

         Although the Company is involved in other ongoing litigation on a variety of matters, it is management's opinion that none individually or collectively are material to the Company's financial position.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits filed with this Form 10-Q.


         (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements filed on Form 10-Q for the three month period ended March 31, 2000, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.

(b)      Reports on Form 8-K


         None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            Sierra Pacific Power Company
                                                         ----------------------------------
                                                                   (Registrant)

Date:    May 15, 2000                                By       /s/  Mark A. Ruelle
     --------------------------                          ----------------------------------
                                                                   Mark A. Ruelle
                                                                Senior Vice President and
                                                                  Chief Financial Officer
                                                              (Principal Financial Officer)



Date:    May 15, 2000                                 By      /s/  Mary O. Simmons
     --------------------------                          ----------------------------------
                                                                   Mary O. Simmons
                                                                     Controller
                                                           (Principal Accounting Officer)