Form 10-Q
period 2000-06-30
SIERRA PACIFIC RESOURCES; NEVADA POWER CO
filed 2000-08-14
CIK 741508, 71180

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

                                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934 FOR THE TRANSITION PERIOD FROM                    TO

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

          Class                                 Outstanding at August 9, 2000
Common Stock, $1.00 par value                        78,442,587 Shares
   of Sierra Pacific Resources

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

===============================================================================

                           SIERRA PACIFIC RESOURCES
                             NEVADA POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000


                                   CONTENTS


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                               Page No.

ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets - June 30, 2000 and
         December 31, 1999.............................................................................2

     Condensed Consolidated Statements of Income - Three Months and Six Months
         Ended June 30, 2000 and 1999..................................................................3

     Condensed Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2000 and 1999..................................................................4

     Balance Sheets for Nevada Power Company - June 30, 2000 and
         December 31, 1999.............................................................................5

     Statements of Income for Nevada Power Company - Three and Six Months
         Ended June 30, 2000 and 1999..................................................................6

     Statements of Cash Flows for Nevada Power Company - Six Months
         Ended June 30, 2000 and 1999..................................................................7

     Notes to Condensed Consolidated Financial Statements..............................................8

ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.................................................................................16

ITEM 3.  Quantitative and Qualitative Disclosures about
         Market Risk...................................................................................27

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  Legal Proceedings.............................................................................28

ITEM 4.  Submission of Matters to a Vote of Security Holders...........................................29

ITEM 5.  Other Information.............................................................................29

ITEM 6.  Exhibits and Reports on Form 8-K..............................................................30

Signature Page.........................................................................................31

                                                SIERRA PACIFIC RESOURCES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in Thousands)

                                                                                            June 30,        December 31,
                                                                                              2000             1999
                                                                                       --------------      -------------
                                                                                          (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                         $5,481,022         $5,351,399
    Less:  accumulated provision for depreciation                                           1,652,576          1,571,102
                                                                                       --------------        -----------
                                                                                            3,828,446          3,780,297
  Construction work-in-progress                                                               305,388            293,232
                                                                                       --------------        -----------
                                                                                            4,133,834          4,073,529
                                                                                       --------------        -----------

Investments in subsidiaries and other property, net                                           122,579            105,880
                                                                                       --------------        -----------

Current Assets:
  Cash and cash equivalents                                                                   122,321              4,789
  Accounts receivable less provision for uncollectible accounts:
      2000-$4,707; 1999-$6,475                                                                314,811            215,972
  Materials, supplies and fuel, at average cost                                                80,786             73,621
  Deferred energy costs                                                                         2,972             14,884
  Other                                                                                         9,815              7,003
                                                                                       --------------         ----------
                                                                                              530,705            316,269
                                                                                       --------------         ----------
Deferred Charges:
  Goodwill                                                                                    323,589            327,725
  Regulatory tax asset                                                                        196,364            196,364
  Other regulatory assets                                                                     108,820            105,242
  Other                                                                                       130,073            122,677
                                                                                       --------------         ----------
                                                                                              758,846            752,008
                                                                                       --------------         ----------
                                                                                           $5,545,964         $5,247,686
                                                                                       ==============         ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity                                                              $1,434,137         $1,477,129
  Preferred stock                                                                              50,000             50,000
  SPPC/ NVP obligated mandatorily redeemable preferred trust securities                       237,372            237,372
  Long-term debt                                                                            2,153,307          1,556,627
                                                                                       --------------         ----------
                                                                                            3,874,816          3,321,128
                                                                                       --------------         ----------
Current Liabilities:
  Short-term borrowings                                                                       109,112            754,979
  Current maturities of long-term debt                                                        456,457            202,709
  Accounts payable                                                                            255,730            138,448
  Accrued interest                                                                             27,094             15,394
  Dividends declared                                                                           20,712             20,850
  Accrued salaries and benefits                                                                18,793             15,410
  Deferred taxes on deferred energy costs                                                       3,080              5,683
  Other current liabilities                                                                    19,892             29,773
                                                                                       --------------         ----------
                                                                                              910,870          1,183,246
                                                                                       --------------         ----------
Commitments & Contingencies (Note 9)

Deferred Credits:
  Deferred federal income taxes                                                               416,217            413,964
  Deferred investment tax credit                                                               63,980             62,604
  Regulatory tax liability                                                                     51,906             52,839
  Customer advances for construction                                                          110,764            109,422
  Accrued retirement benefits                                                                  73,868             67,314
  Other                                                                                        43,543             37,169
                                                                                       --------------         ----------
                                                                                              760,278            743,312
                                                                                       --------------         ----------
                                                                                           $5,545,964         $5,247,686
                                                                                       ==============         ==========

    The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     June 30,                         June 30,
                                                               __________________                  ___________________
                                                               2000            1999             2000            1999

                                                                  (Unaudited)                      (Unaudited)
OPERATING REVENUES:
  Electric                                                   $456,210        $237,937         $809,862        $420,370
  Gas                                                          16,851               -           51,311               -
  Water                                                        15,335               -           25,584               -
  Other                                                         2,347               -            6,508               -
                                                             --------        --------         --------         -------
                                                              490,743         237,937          893,265         420,370
                                                             --------        --------         --------         -------
OPERATING EXPENSES:
  Operation:
    Purchased Power                                           226,482          83,781          329,779         137,641
    Fuel for power generation                                  99,104          35,425          166,027          66,028
    Gas purchased for resale                                   11,470               -           34,321               -
    Deferral of energy costs-net                                7,486           6,594           14,274          10,383
    Other                                                      70,370          35,577          136,936          67,291
  Maintenance                                                  14,491          14,216           28,797          29,228
  Depreciation and amortization                                40,725          19,827           81,358          39,530
  Taxes:
    Income taxes                                              (11,815)          5,793           (1,800)          7,206
    Other than income                                          10,819           5,811           21,262          11,189
                                                              -------         -------          -------         -------
                                                              469,132         207,024          810,954         368,496
                                                              -------         -------          -------         -------
OPERATING INCOME                                               21,611          30,913           82,311          51,874
                                                              -------         -------          -------         -------
OTHER INCOME:
  Allowance for other funds used during construction            1,145           1,830            1,993           4,083

  Other income (expense) - net                                  3,047            (844)           3,203          (1,163)
                                                              -------          ------           ------          ------
                                                                4,192             986            5,196           2,920
                                                              -------          ------           ------          ------
                      Total Income                             25,803          31,899           87,507          54,794
                                                              -------          ------           ------         -------
                      Before Interest
                      Charges

INTEREST CHARGES:
  Long-term debt                                               31,812          16,761           57,634          31,466
  Other                                                        10,947           1,329           25,137           3,340
  Allowance for borrowed funds used during construction
   and
    capitalized interest                                       (2,576)         (1,738)          (4,873)         (3,835)
                                                               ------          ------           ------          ------
                                                               40,183          16,352           77,898          30,971
                                                               ------          ------           ------          ------
INCOME (LOSS) BEFORE SPPC/NVP OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                       (14,380)         15,547            9,609          23,823
  Preferred dividend requirements of SPPC/NVP obligated
    mandatorily redeemable preferred trust securities          (4,836)         (3,793)          (9,672)         (7,586)
                                                               ------          -------          -------         ------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                (19,216)         11,754              (63)         16,237
  Preferred stock dividend requirements of subsidiary            (975)            (42)          (1,950)            (84)
                                                              --------         -------          -------         ------
NET INCOME (LOSS)                                            $(20,191)       $ 11,712         $ (2,013)       $ 16,153
                                                              -------          ------           -------         ------
Net Income (Loss) Per Share- Basic                             $(0.26)          $0.23           $(0.03)          $0.32
                                                             ========         =======           ======         =======
                                            - Diluted          $(0.26)          $0.23           $(0.03)          $0.32
                                                             ========         =======           ======         =======
Weighted Average Shares of Common Stock Outstanding            78,420          51,265           78,418          51,265
                                                             ========         =======           ======         =======
 (000's)

Dividends Paid Per Share of Common Stock                       $0.250          $0.250           $0.500          $0.500
                                                               ======          ======           ======          =======
The accompanying notes are an integral part of the
 financial statements.

                                                      SIERRA PACIFIC RESOURCES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars in Thousands)

                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                            ------------------
                                                                                                            2000              1999
                                                                                                          -------             -----
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                                                       $     (63)      $  16,237
  Non-cash items included in income:
     Depreciation and amortization                                                                           81,358          39,530
     Deferred taxes and deferred investment tax credit                                                       (3,205)         (2,206)
     AFUDC and capitalized interest                                                                          (6,866)         (7,918)
     Deferred energy costs                                                                                   11,911           4,783
     Early retirement and severance amortization                                                              2,098               -
     Other non-cash                                                                                          10,260           7,340
  Changes in certain assets and liabilities, net of acquisition:
     Materials, supplies and fuel                                                                            (7,165)         (2,278)
     Accounts receivable                                                                                    (98,839)        (41,577)
     Other current assets                                                                                    (2,812)          3,440
     Accounts payable                                                                                       117,282         (12,178)
     Other current liabilities                                                                                2,599           9,105
     Other - net                                                                                              1,269          (1,346)
                                                                                                           --------        --------
Net Cash Flows From Operating Activities                                                                    107,827          12,932
                                                                                                           --------        --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                                           (145,644)       (105,005)

      Non-cash charges to utility plant                                                                       2,023            (212)

      Contributions in aid of construction                                                                    5,264               -
      Customer refunds for construction                                                                       1,342           1,784
                                                                                                            -------          -------
      Net cash used for utility plant                                                                      (137,015)       (103,433)
                                                                                                            -------        ---------
      Investments in subsidiaries and other property - net                                                  (16,699)         (1,733)
                                                                                                            -------        --------
Net Cash Used In Investing Activities                                                                      (153,714)       (105,166)
                                                                                                            --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease)  in short-term borrowings                                                        (647,516)        (11,012)
      Proceeds from issuance of long-term debt                                                              950,000         130,000
      Retirement of long-term debt                                                                          (97,923)         (2,425)
      Change in funds held in trust                                                                                -              10
      Retirement of preferred stock                                                                                -            (49)
      Sale of common stock                                                                                         5               -
      Dividends paid                                                                                         (41,147)       (25,725)
                                                                                                             ------          -------
Net Cash Provided By Financing Activities                                                                    163,419         90,799
                                                                                                             ------          ------
Net increase in Cash and Cash Equivalents                                                                    117,532         (1,435)
Beginning balance in Cash and Cash Equivalents                                                                 4,789          1,770
                                                                                                             -------        -------

Ending balance in Cash and Cash Equivalents                                                             $    122,321       $    335
                                                                                                             =======         ======

Supplemental Disclosures of Cash Flow Information:

      Cash Paid During Period For:
       Interest                                                                                            $  71,516       $  39,521

       Income Taxes                                                                                        $  12,730       $   1,000


    The accompanying notes are an integral part of the financial statements


                                                                                                         NEVADA POWER COMPANY
                                                                                                            BALANCE SHEETS
                                                                                                        (Dollars in Thousands)
                                                                                                     June 30,           December 31,
                                                                                                       2000                 1999
                                                                                                  ----------------      ------------
                                                                                                        (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                                    $3,029,962         $2,928,973
    Less:  accumulated provision for depreciation                                                        816,220            772,003
                                                                                                  --------------         ----------
                                                                                                       2,213,742          2,156,970
  Construction work-in-progress                                                                          182,388            195,671
                                                                                                  --------------         ----------
                                                                                                       2,396,130          2,352,641
                                                                                                  --------------         ----------

Investments in Sierra Pacific Resources (Note 2)                                                         541,307            654,156
Investments in subsidiaries and other property, net                                                       12,731             15,644
                                                                                                  --------------         ----------
                                                                                                         554,038            669,800
                                                                                                  --------------         ----------
Current Assets:
  Cash and cash equivalents                                                                               29,744                243
  Accounts receivable less provision for uncollectible accounts:
      2000-$3,216; 1999-$2,826                                                                            180,125            110,955
  Materials, supplies and fuel, at average cost                                                            44,445             43,108
  Deferred energy costs                                                                                     2,253             14,884
  Other                                                                                                     5,149              3,573

                                                                                                   --------------          ---------
                                                                                                          261,716            172,763
                                                                                                   --------------          ---------

Deferred Charges
  Regulatory tax asset                                                                                    130,833            130,833
  Other regulatory assets                                                                                  32,145             28,190
  Other                                                                                                    31,918             24,258

                                                                                                   --------------          ---------

                                                                                                          194,896            183,281

                                                                                                   --------------          ---------

                                                                                                       $3,406,780         $3,378,485

                                                                                                   ==============         ==========

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity including $541,307 -2000; $654,156 -1999
     of equity in Sierra Pacific Resources (Note 2)                                                    $1,434,137         $1,477,129
  NVP obligated mandatorily redeemable preferred trust securities                                         188,872            188,872

  Long-term debt                                                                                          929,510            931,004
                                                                                                   --------------         ----------
                                                                                                        2,552,519          2,597,005
                                                                                                   --------------         ----------

Current Liabilities:
  Short-term borrowings                                                                                   100,000            182,000
  Current maturities of long-term debt                                                                    153,818             89,842
  Accounts payable                                                                                        155,700             75,088
  Accrued interest                                                                                         14,632             10,098
  Dividends declared                                                                                       24,086             24,126
  Accrued salaries and benefits                                                                             9,667              7,025
  Deferred taxes on deferred energy costs                                                                   3,080              5,683
  Other current liabilities                                                                                12,370             18,536

                                                                                                   --------------          ---------

                                                                                                          473,353            412,398

                                                                                                   --------------         ----------

Commitments & Contingencies (Note 9)

Deferred Credits:
  Deferred federal income taxes                                                                           233,604            236,139
  Deferred investment tax credit                                                                           25,893             26,624
  Regulatory tax liability                                                                                 14,060             14,993
  Customer advances for construction                                                                       68,606             69,341
  Accrued retirement benefits                                                                              24,672             18,262
  Other                                                                                                    14,073              3,723

                                                                                                   --------------         ----------

                                                                                                          380,908            369,082

                                                                                                   --------------         ----------

                                                                                                       $3,406,780         $3,378,485
                                                                                                   ==============         ==========


   The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY
                              STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)

                                                                   Three Months Ended                        Six Months Ended
                                                                         June 30,                                 June 30,
                                                                    2000                 1999                2000              1999
                                                                   ------               ------               -----             ----
                                                                   (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
OPERATING REVENUES:
  Electric                                                           $279,390         $237,937            $475,420         $420,370

OPERATING EXPENSES:
  Operation:
    Purchased power                                                   154,533           83,781             208,350          137,641
    Fuel for power generation                                          55,022           35,425              92,669           66,028
    Deferral of energy costs-net                                        7,486            6,594              14,274           10,383
    Other                                                              35,134           35,577              64,285           67,291
  Maintenance                                                           9,263           14,216              19,084           29,228
  Depreciation and amortization                                        21,314           19,827              42,730           39,530
  Taxes:
    Income taxes                                                      (10,446)           5,793              (6,819)           7,206
    Other than income                                                   5,912            5,811              11,318           11,189
                                                                      -------          -------             -------          -------
                                                                      278,218          207,024             445,891          368,496
                                                                      -------          -------             -------          -------
OPERATING INCOME                                                        1,172           30,913              29,529           51,874
                                                                      -------          -------             -------          -------
OTHER INCOME:
  Equity in earnings of Sierra Pacific Resources                       (2,385)               -               7,822                -
   (Note 2)
  Allowance for other funds used during construction                    1,062            1,830               1,842            4,083
  Other income (expense) - net                                            331             (844)                707           (1,163)
                                                                      -------           -------             -------          -------
                                                                         (992)             986              10,371            2,920
                                                                      -------           -------             -------          -------
                    Total Income Before Interest                          180           31,899              39,900           54,794
                    Charges                                           -------          -------              -------          ------


INTEREST CHARGES:
  Long-term debt                                                       14,253           16,761              30,152           31,466
  Other                                                                 4,267            1,329               7,932            3,340
  Allowance for borrowed funds used during
   construction and
    capitalized interest                                               (1,942)          (1,738)             (3,757)          (3,835)
                                                                       -------          -------             -------          -------
                                                                       16,578           16,352              34,327           30,971
                                                                       -------          -------             -------          -------
INCOME (LOSS) BEFORE NVP OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                               (16,398)          15,547               5,573           23,823
  Preferred dividend requirements of NVP obligated
    mandatorily redeemable preferred trust securities                  (3,793)          (3,793)             (7,586)          (7,586)
                                                                      --------          -------             -------         -------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                        (20,191)          11,754              (2,013)          16,237
  Preferred stock dividend requirements                                     -              (42)                  -              (84)
                                                                      --------          ------              -------          -------
NET INCOME (LOSS)                                                    $(20,191)        $ 11,712            $ (2,013)        $ 16,153
                                                                      ========         =======              =======          ======
Net Income (Loss) Per Share- Basic                                     $(0.26)           $0.23              $(0.03)           $0.32
                                                                      ========         =======              =======          ======
                                         - Diluted                     $(0.26)           $0.23              $(0.03)           $0.32
                                                                      ========         =======            =========          ======
Weighted Average Shares of Common
     Stock Outstanding (000's)                                         78,420           51,265              78,418           51,265
                                                                      ========         ========           =========          ======
Dividends Paid Per Share of Common Stock                               $0.250           $0.250              $0.500           $0.500
                                                                      ========         =======             ========          ======

    The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                          ---------------------
                                                                                                              2000            1999
                                                                                                             ------           -----
                                                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                                                       $ (2,013)      $  16,237
  Non-cash items included in income:
     Depreciation and amortization                                                                          42,730          39,530
     Deferred taxes and deferred investment tax credit                                                      (3,810)         (2,206)
     AFUDC and capitalized interest                                                                         (5,599)         (7,918)
     Deferred energy costs                                                                                  12,631           4,783
     Other non-cash                                                                                          6,497           7,340
     Equity in earnings of SPR (Note 2)                                                                     (7,822)              -
  Changes in certain assets and liabilities, net of acquisition:
     Materials, supplies and fuel                                                                           (1,337)         (2,278)
     Accounts receivable                                                                                   (69,170)        (41,577)
     Other current assets                                                                                   (1,576)          3,440
     Accounts payable                                                                                       80,612         (12,178)
     Other current liabilities                                                                              (1,593)          9,105
     Other - net                                                                                             4,211          (1,346)
                                                                                                           -------          -------
Net Cash Flows From Operating Activities                                                                    53,761          12,932
                                                                                                           -------         --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                                           (84,315)       (105,005)
      Non-cash charges to utility plant                                                                        697            (212)
      Customer refunds for construction                                                                       (735)          1,784
                                                                                                           --------        --------
      Net cash used for utility plant                                                                      (84,353)       (103,433)
                                                                                                           --------        --------
      Investments in subsidiaries and other property - net                                                    (388)         (1,733)
                                                                                                           --------        --------
Net Cash Used In Investing Activities                                                                      (84,741)       (105,166)
                                                                                                           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in short-term borrowings                                                         (84,516)        (11,012)
      Proceeds from issuance of long-term debt                                                             150,000         130,000
      Retirement of long-term debt                                                                         (85,003)         (2,425)
      Change in funds held in trust                                                                              -              10
      Retirement of preferred stock                                                                              -             (49)
      Additional investment of Parent                                                                      128,000               -
      Dividends paid                                                                                       (48,000)        (25,725)
                                                                                                           --------        -------
Net Cash Provided By Financing Activities                                                                   60,481          90,799
                                                                                                           --------        -------
Net increase in Cash and Cash Equivalents                                                                   29,501          (1,435)
Beginning balance in Cash and Cash Equivalents                                                                 243           1,770
                                                                                                           --------        --------
Ending balance in Cash and Cash Equivalents                                                               $ 29,744       $     335
                                                                                                           ========        ========

Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
       Interest                                                                                           $ 33,550       $  39,521
       Income Taxes                                                                                       $  6,500       $   1,000

    The accompanying notes are an integral part of the financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


NOTE 1.   MANAGEMENT'S STATEMENT
--------------------------------

    In the opinion of the management of Sierra Pacific Resources (SPR), the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the audited financial statements included in SPR's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

     The condensed consolidated financial statements include the accounts of SPR and its wholly-owned subsidiaries, Nevada Power Company (NVP), Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company, Sierra Gas Holding Company (formerly Sierra Energy Company), Sierra Energy Company dba e/./three, Sierra Pacific Energy Company, Lands of Sierra, Sierra Pacific Communications, Nevada Electric Investment Company and Sierra Water Development Company. All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

     Certain items previously reported for years prior to 2000 have been reclassified to conform to the current year's presentation. Net income and shareholders' equity were not affected by these reclassifications.


NOTE 2.   FINANCIAL STATEMENTS OF NEVADA POWER COMPANY
------------------------------------------------------

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

Non-NVP Financial Items on the NVP Financial Statements

NVP Balance Sheet:                                             June 30, 2000        December 31, 1999
------------------                                             -------------        -----------------
                 Investment in Sierra Pacific Resources           $541,307              $654,156
                 Equity in Sierra Pacific Resources               $541,307              $654,156

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


NVP Income Statement:                                       Three Months Ended      Six Months Ended
---------------------                                       ------------------      -----------------
                                                               June 30, 2000           June 30, 2000
                                                               -------------           -------------
                 Equity in Earnings of Sierra Pacific            $(2,385)                 $7,822
                 Resources

The Equity in Earnings of Sierra Pacific Resources reflects three and six months, respectively, of SPR net income, after SPPC preferred stock dividends.

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

NVP Statement of Cash Flow:                                                         Six Months Ended
---------------------------                                                         ----------------
                                                                                      June 30, 2000
                                                                                      -------------
                 Equity in Earnings of Sierra Pacific                                     $7,822
                 Resources

As in the income statement, the Equity in Earnings of Sierra Pacific Resources reflects the six months of SPR net income, after SPPC preferred stock dividends.

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

     Through June 30, 2000, SPR incurred a total of $60.3 million in capitalized costs since merger work began. The capitalized merger amounts consist of $40.7 million of transaction and transition costs and $19.6 million of employee separation costs. For more information regarding the capitalization of merger costs, see Note 2 of "The Notes To Financial Statements" included in SPR's Annual Report on Form 10-K for the year ended December 31, 1999.

     Employee severance, relocation, and related costs for SPR were $15.1 million, of which $1.2 million remains unpaid as of June 30, 2000. Other costs incurred in connection with employee separations included pension and postretirement benefits net of curtailment gains of $4.5 million.

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

     The total consideration paid to SPR common stockholders was equal to cash of $151.6 million and 38,866,054 shares of newly issued SPR common stock at a price of $24.18 per share based on the average closing price of NVP common stock between April 22, 1998 and May 6, 1998. The eleven-day average price of NVP common stock used in determining the total stock consideration represents the market price over a reasonable period of time before and after the transaction was announced on April 29, 1998. As shown below, $331.2 million of goodwill was recorded in connection with the merger and is being amortized over 40 years. However, the order of the Public Utilities Commission of Nevada (PUCN) approving the merger allowed SPR to defer merger costs (including goodwill) allocable to the regulated utilities for a three year period. At the end of the deferral period SPR will propose an amortization period for goodwill and other merger costs. Accordingly, goodwill amortization associated with the regulated utility companies is being reclassified to a regulatory asset during the three-year period. Also, because SPR is deferring merger costs as regulatory assets the transaction costs included in the calculation of goodwill represent only costs allocable to SPR's non-regulated subsidiaries.

     Pro forma unaudited financial information for SPR on a consolidated basis, giving effect to the merger as if it had occurred at the beginning of all periods, is presented below. This pro forma information is not necessarily indicative of the results that would have occurred, or that will occur in the future.


                                                                 Three Months ended                 Six Months ended
(Dollars and shares in thousands                                      June 30,                            June 30,
                                                             ----------------------------         ---------------------
except per share amounts)                                         2000          1999                 2000       1999
-----------------------------------------                    ------------    ------------         ---------     -------
Operating Revenue                                             $  490,743        $420,094          $  893,265   $797,313
Operating Income                                              $   21,611        $ 62,811          $   82,311   $121,465
Income (Loss) Applicable to Common Stock                      $  (20,191)       $ 21,634          $   (2,013)  $ 41,295
Net Income (Loss) per share - basic and diluted               $(0.26)           $   0.28          $(0.03)      $   0.53
Weighted Average Shares of Common
  Stock Outstanding (000's)                                   78,420            78,420            78,418         78,418
Total Assets                                                  $5,545,964                          $5,545,964


NOTE 4.   RECENT PRONOUNCEMENTS
-------------------------------

Financial Accounting Standards Board
------------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, entitled "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. In May 1999, members of the FASB agreed to delay the effective date of Statement 133 to fiscal years beginning after June 15, 2000.

     In June 2000, the FASB issued SFAS 138 that amended SFAS 133 in a number of respects. Among other revisions, SFAS 138 exempted from the fair value requirements normal purchases and normal sales (as defined by SFAS 133) that contain settlement provisions, if it is probable that the contracts will not settle net and will result in physical delivery. SPR is still assessing the impact of SFAS 133 and SFAS 138 on its financial condition and results of operations.

Securities and Exchange Commission
----------------------------------

     In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Subsequently, SAB No. 101A and SAB No. 101B were released delaying the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SPR does not believe that the SAB will have a material effect on its financial statements.

NOTE 5.   SHORT-TERM BORROWINGS
-------------------------------

    SPR's commercial paper balance decreased by approximately $484.2 million since March 31, 2000, as a result of the issuance of long-term debt. See Note 6
- Long-Term Debt (below). On June 30, 2000, SPR had $9.0 million of commercial paper outstanding at an average rate of 6.90%.

    NVP's commercial paper balance increased from $82.0 million at December 31, 1999, to approximately $95.3 million at March 31, 2000. On June 30, 2000, NVP had no commercial paper outstanding, as a result of the issuance of long-term debt. See Note 6 - Long-Term Debt (below).

NOTE 6.   LONG-TERM DEBT
------------------------

    On March 31, 2000, $10 million of SPR's Series E senior notes matured.

    On April 20, 2000, SPR issued an aggregate of $300 million floating rate notes, $200 million of which will mature on April 20, 2003 and the remaining $100 million will mature on April 20, 2002. Interest on the notes is payable quarterly commencing on July 20, 2000. The interest rate on the notes for each interest period will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.60% for the notes maturing in 2003 and a spread of 0.65% for the notes maturing in 2002. These notes will not be entitled to any sinking fund. The notes due 2002 will be redeemable, in whole, without premium at the option of SPR beginning on April 20, 2001 and on each interest payment date thereafter. The net proceeds of the $200 million issue were used to retire an equal amount of commercial paper of SPR that was used as temporary funding for the cash portion of the NVP merger consideration. The net proceeds of the $100 million issue were used to make a capital contribution to NVP, which in turn was used to retire $85 million of NVP's maturing First Mortgage Bonds on May 1, 2000 and the remaining proceeds were used to pay off its commercial paper outstanding.

     On April 20, 2000, upon issuance of these floating rate notes, SPR also reduced its bank credit facility to $300 million from the previous amount of $500 million in accordance with the terms of the credit agreement.

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

     On June 9, 2000, NVP issued $150 million of floating rate notes that will
mature on June 12, 2001.   Interest on the notes is payable quarterly commencing
on September 9, 2000. The interest rate on the notes for each interest period will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.55%. These notes will not be entitled to any sinking fund and are non-callable. The net proceeds of the $150 million issue were used to redeem $100 million of floating rate notes on July 14, 2000, and the remaining proceeds were used to reduce NVP's commercial paper outstanding.

     On June 21, 2000, SPR reduced its credit facility to $150 million from the previously reduced amount of $300 million in accordance with the terms of the credit agreement. The remaining $150 million credit facility was a 3-year credit facility, which has since been terminated by SPR effective August 11, 2000.

     On June 22, 2000, Clark County, Nevada issued for NVP's benefit $100 million Industrial Development Refunding Revenue Bonds, Series 2000A, Due June
1, 2020.   The interest rate will be determined by a Dutch Auction based on an auction period of 7 days. The Series A bonds were issued to refund NVP's $100 million of Clark County's 7.80% Industrial Development Revenue Bonds Series 1990 on June 30, 2000. The method of determining the interest rate on the Bonds may be converted from time to time in accordance with the Indenture so that such Bonds would, thereafter, bear interest at a Daily, Weekly, Flexible, Term or Auction Rate as designated. The Bonds are insured by AMBAC Assurance Corporation.

NOTE 7.      EARNINGS PER SHARE
-------------------------------

      SPR follows SFAS No. 128, "Earnings Per Share". The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method.


      The following provides a reconciliation of Basic EPS and Diluted EPS.

                                                                   Three Months Ended                       Six Months Ended
                                                                        June 30,                                June 30,
                                                                ------------------------                -----------------------
                                                                   2000          1999                    2000           1999
                                                                ---------      ---------                --------     ----------
Basic EPS
      Numerator
        Income (loss) available to common stockholders ($000)      $   (20,191)      $    11,712     $    (2,013)      $    16,153
                                                                   -----------       -----------     -----------       -----------
       Denominator
        Weighted average number of shares outstanding               78,419,949        51,265,000      78,418,153        51,265,000
                                                                   -----------       -----------     -----------       -----------

       Per-Share Amount                                            $     (0.26)      $      0.23     $     (0.03)      $      0.32
                                                                   ===========       ===========     ===========       ===========

Diluted EPS
      Numerator
        Income (loss) available to common stockholders ($000)     $   (20,191)      $    11,712       $    (2,013)      $    16,153
                                                                  -----------       -----------       -----------       -----------

      Denominator
         Weighted average number of shares outstanding
          before dilution                                          78,419,949        51,265,000        78,418,153        51,265,000
         Stock options                                                  1,529                 -             1,341                 -
         Executive long term incentive plan                            28,901                 -            42,652                 -
         Non-Employee stock plan                                        4,532                 -             4,532                 -
         Employee stock purchase plan                                     694                 -               347                 -
                                                                  -----------       -----------       -----------       -----------
                                                                   78,455,605        51,265,000        78,467,025        51,265,000
                                                                  -----------       -----------       -----------       -----------

     Per-Share Amount                                             $     (0.26)      $      0.23       $     (0.03)      $      0.32
                                                                  ================================================================


NOTE 8.   SEGMENT INFORMATION
-----------------------------

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

     Financial data for business segments is as follows (in thousands). Segment information for 1999 includes only the operating results of NVP.

Three Months Ended
June 30, 2000                Electric                 Gas                   Water                  Other              Consolidated
--------------------   ------------------    -------------------    -------------------    -------------------    ------------------

Operating Revenues        $456,210                $16,851                $15,335                 $2,347              $490,743
                      ==================    ===================    ===================    ===================    ==================
Operating Income          $ 13,106                $ 1,139                $ 5,660                 $1,706              $ 21,611
                      ==================    ===================    ===================    ===================    ==================

Three Months Ended
June 30, 1999                Electric                Gas                   Water                  Other              Consolidated
--------------------   ----------------    -------------------    -------------------    -------------------    ------------------
Operating Revenues       $237,937                $     -                $     -                 $    -              $237,937
                       ===============     ===================    ===================    ===================    ==================
Operating Income         $ 30,913                $     -                $     -                 $    -              $ 30,913
                       ===============     ===================    ===================    ===================    ==================


Six Months Ended
June 30, 2000          Electric                   Gas                    Water                  Other              Consolidated
-------------------  ---------------       ------------------    ------------------    -------------------    ------------------
Operating Revenues       $809,862                $51,311                $25,584                 $6,508              $893,265
                     ===============       =================     ==================    ===================    ==================
Operating Income         $ 67,462                $ 5,751                $ 8,392                 $  706              $ 82,311
                     ===============       =================     ==================    ===================    ==================

Six Months Ended
June 30, 1999         Electric              Gas                    Water                  Other                  Consolidated
-------------------  ---------------       -----------------     -----------------     ------------------    ------------------
Operating Revenues    $420,370                $     -                $     -                 $    -              $420,370
                     ==============        =================     =================     ==================    ==================
Operating Income      $ 51,874                $     -                $     -                 $    -              $ 51,874
                     ==============        =================     =================     ==================    ==================


NOTE 9.   COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998, against the owners (including NVP) of the Mohave Generation Station ("Mohave"), alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. An additional plaintiff, National Parks and Conservation Association, later joined the suit. The plant owners and plaintiffs have had numerous settlement discussions and filed a proposed settlement with the court on October 6, 1999. The consent decree, approved by the court in November 1999, established emission limits for sulfur dioxide and opacity and required installation of air pollution controls for sulfur dioxide, nitrogen oxides and particulate matter. The new emission limits must be met by January 1, 2006 and April 1, 2006, for the first and second units, respectively. However, if the owners sell their entire ownership interest, with a closing date prior to December 30, 2002, then the new emission limits become effective 36 months and 39 months from the date of last closing for the two respective units. The estimated cost of new controls is $300 million. As a 14% owner in the Mohave Station, NVP's costs could be $42 million.

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

     Additionally, SPPC has four water wells which currently exceed the federal drinking water standard for naturally occurring arsenic concentrations. Production from three of these wells continues by blending treated water. The fourth well is out of service pending treatment. SPPC's water laboratory research staff is developing options to assure that SPPC is prepared to meet new arsenic standards. The new Arsenic regulations will be promulgated in 2000 and the proposed regulation is expected to require action on 17 of the 25 wells serving SPPC's system. Depending upon final rules from the EPA, SPPC may incur between $70 million and $98 million by 2004 to meet the new standards.

     As part of the Generation Divestiture Process described below, Phase I and/or Phase II and Phase III Environmental Assessments were conducted at NVP's Harry Allen, Clark, Sunrise and Reid Gardner facilities. These were completed in July, 2000 and submitted to NDEP for their review and any subsequent remediation.

     Nevada Electric Investment Company (NEICO), a subsidiary of NVP in 1999, owns property in Wellington, Utah, which was the site of a coal washing and load out facility. The site now has a reclamation estimate supported by a bond of
$4.9 million with the Utah Division of Oil and Gas Mining.   The property was
under contract for sale and the contract required the purchaser to provide $1.3 million in escrow towards reclamation. However, the sales contract was recently terminated and NEICO has taken title to the escrow funds. It is NEICO's intention to sell the property. In June 2000 an adjacent property owner filed suit in Utah District Court claiming impacts from coal dust. The coal dust was stabilized with an acrylic polymer to control impacts. NEICO intends to defend itself against the suit, no discovery has been conducted, and no trial date has been set. At this time, management cannot express an opinion on the extent of possible damages or liability related to this matter.

     In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR is offering for sale generation assets with peak capacity of approximately 2,985 megawatts
(MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First stage indicative bids were received on May 25, 2000. The short list of qualified bidders for each of the seven bundles being offered was completed and bidders notified by June 6. The second stage due diligence process was started on June 6, 2000, and will continue through mid-August.
Final bids and the selection of winning bids will occur in late August and early September 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

     On May 10, 2000, AES Corporation announced that it was the successful bidder for the purchase of a controlling interest in the 1,580 MW Mohave Generating Station in Laughlin, Nevada for approximately $667 million. Mohave Generating Station is a 2-unit, coal-fired power plant located on 2,500 acres along the Colorado River, approximately 80 miles south of Las Vegas. AES executed Asset Sale Agreements with the sellers, NVP (14%) and Southern California Edison Company (56%), for a 70% undivided interest in the facility. The acquisition is subject to approval by the Federal Energy Regulatory Commission (FERC) and the California Public

Utilities Commission, and review by the Public Utilities Commission of Nevada and is expected to close late in the Fourth Quarter of 2000.

NOTE 10.  NEVADA RESTRUCTURING ACTIVITIES
-----------------------------------------

     The PUCN approved stipulated agreements that resolve a federal lawsuit and major restructuring issues including past costs. Refer to the REGULATORY MATTERS section in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this report for a discussion of these matters. NVP and SPPC have agreed to sell their generation assets and the stipulated agreements provide for the disposition of the proceeds from the sale of those assets.

     As a result, SPR is evaluating the impact of these regulatory actions on the value of certain Regulatory Assets currently reflected in the Condensed Consolidated Balance Sheets. The evaluation relates to the recoverability of Regulatory Assets, primarily related to generating activities, given the provisions of the stipulated agreements.

NOTE 11.  SUBSEQUENT EVENTS
---------------------------

     On June 21, 2000, SPR reduced its credit facility to $150 million from the previously reduced amount of $300 million in accordance with the terms of the credit agreement. The remaining $150 million credit facility was a 3-year credit facility, which has since been terminated by SPR effective August 11, 2000.

     On July 24, 2000 NVP received a 30-day extension on its $150 million Credit Facility to August 28, 2000, in accordance with the terms of the credit agreement. NVP has requested a 364-day extension of this facility which, if granted by the participating banks, would extend this facility to August 27, 2001.

     On July 28, 2000 Clark County, Nevada issued for NVP's benefit $15 million Pollution Control Refunding Revenue Bonds, Series 2000B, due October 1, 2009. The interest rate will be determined by a Dutch Auction based on an auction period of 7 days. The bonds were issued to refund a like principal amount of Clark County's 7.80% Pollution Control Revenue Bonds Series 1989 on October 2, 2000. The method of determining the interest rate on the bonds may be converted from time to time in accordance with the Indenture so that such bonds would, thereafter, bear interest at a Daily, Weekly, Flexible, Term or Auction Rate designated. The bonds are insured by AMBAC Assurance Corporation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this Form 10-Q, and in the Form 10-Q of Sierra Pacific Power Company (SPPC) attached as an Appendix, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the actual results of Sierra Pacific Resources (SPR), Nevada Power Company (NVP), or SPPC to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) failure to receive judicial approval of the settlement agreement recently approved by the PUCN, or other difficulties relating to the implementation of the settlement; (2) fluctuations in electric, gas and other commodity prices, particularly a continuation of the recent volatility in purchased power prices in the western United States, and the ability to manage such fluctuations successfully; (3) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (4) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (5) the amount NVP and SPPC are allowed to recover from customers for certain costs that prove to be uneconomic in the new competitive market; (6) regulatory delays or conditions imposed by regulatory bodies in approving the acquisition of Portland General Electric; (7) the outcome of ongoing and future regulatory proceedings; (8) management's ability to integrate the operations of SPR, NVP, SPPC, and Portland General Electric and to implement and realize anticipated cost savings from the merger of SPR and NVP and the acquisition of Portland General Electric; (9) the results of the contemplated sales by NVP and SPPC of their Nevada generating assets; (10) industrial, commercial and residential growth in the service territories of NVP and SPPC; (11) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (12) the loss of any significant customers; (13) the weather and other natural phenomena; and
(14) changes in the business of major customers which may result in changes in the demand for services of NVP or SPPC. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPR assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

RESULTS OF OPERATIONS
---------------------


Tuscarora Gas Pipeline Company
------------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three and six months ended June 30, 2000 include the operating results of Tuscarora Gas Pipeline Company (TGPC), a wholly-owned subsidiary of SPR.
TGPC contributed $.5 million and $1.1 million, respectively, in net income for the three- and six-month periods ended June 30, 2000. Although not reflected in the Condensed Consolidated Statements of Income of SPR for the three- and six-month periods ended June 30, 1999 included in this report, TGPC contributed $.4 million and $.9 million, respectively, in net income for those periods. The Condensed Consolidated Statements of Income for the three- and six-month periods ended June 30, 1999 include only the operating results of NVP. See Note 2 for more information regarding the presentation of financial information included in this report.


e/./three
---------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three and six months ended June 30, 2000 include the operating results of e/./three, a wholly-owned subsidiary of SPR. e/./three contributed $.1 million and $.3 million, respectively, in net income for the three- and six-month periods ended June 30, 2000. Although not reflected in the Condensed Consolidated Statements of Income of SPR for the three- and six-month periods ended June 30, 1999 included in this report, e/./three incurred net losses of $.5 million and $1.2 million, respectively, for those periods due to start-up activities.

Sierra Pacific Energy Company
-----------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three and six months ended June 30, 2000 include the operating results of Sierra Pacific Energy Company (SPE), a wholly-owned subsidiary of SPR. SPE incurred net losses of $.5 million and $3.8 million, respectively, for the three- and six-month periods ended June 30, 2000. The losses are the result of costs incurred to exit the retail energy-sales business. Although not reflected in the Condensed Consolidated Statements of Income of SPR for the three- and six-month periods ended June 30, 1999 included in this report, SPE incurred net losses of $.4 million and $.8 million, respectively, for those periods.

Sierra Pacific Communications
-----------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Sierra Pacific Communications (SPC), a wholly owned subsidiary of SPR. SPC incurred net losses of $14,000 and $75,000, respectively, for the three- and six-month periods ended June 30, 2000. SPC began operations in the third quarter of 1999.

     In the first quarter of 2000, SPC finalized a partnership, called Sierra Touch America LLC, with Touch America, a subsidiary of Montana Power Company. The partnership was formed to construct and operate a fiber optic connection between Salt Lake City, Utah and Sacramento, CA. The route is being constructed for AT&T, PF Net Corporation, and Sierra Touch America. SPC's share is approximately $25 million of a total estimated construction cost of $100 million. Right-of-way and permitting is in progress. Construction activity commenced in July of this year.

Sierra Pacific Power Company
----------------------------

     Management's Discussion and Analysis of SPPC is contained in its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2000, which is attached as an appendix. SPPC contributed $20.0 million in net income for the six months ended June 30, 2000, which is reflected in the SPR Condensed Consolidated Income Statement for that period. Although not reflected in the SPR Condensed Consolidated Income Statement for the six months ended June 30, 1999 included in this report, SPPC contributed $36.6 million in net income for that period.

Nevada Power Company
--------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three and six months ended June 30, 2000 include the operating results of Nevada Power Company (NVP), a wholly-owned subsidiary of SPR. The following Condensed Consolidated Statements of Income illustrate the operating results of NVP, SPPC and the combined results of all other operations. The results of operations discussion that follows is based on NVP's operating results included in these statements since the operating results of the other subsidiaries have already been discussed in this section.

          SIERRA PACIFIC RESOURCES CONSOLIDATING STATEMENTS OF INCOME
                     (Dollars in Thousands)

                                         Three Months Ended June 30, 2000                 Three Months Ended June 30, 1999
                                   ----------------------------------------------  -----------------------------------------------
                                                  Sierra                                         Sierra
                                     Nevada       Pacific                            Nevada      Pacific
                                      Power        Power      Other       Total       Power       Power       Other       Total
                                   ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                   (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)
OPERATING REVENUES:
  Electric                           $ 279,390    $176,820   $     -      $456,210   $ 237,937    $    -      $    -      237,937
  Gas                                        -      16,851         -        16,851           -         -           -            -
  Water                                      -      15,335         -        15,335           -         -           -            -
  Other                                      -           -     2,347         2,347           -         -           -            -
                                     ---------    --------   -------      --------   ----------   ------      ------      -------
                                       279,390     209,006     2,347       490,743     237,937         -           -      237,937
                                     ---------    --------   -------      --------   ----------   ------      ------      -------
OPERATING EXPENSES:
  Operation:
    Purchased power                    154,533      71,949         -       226,482      83,781         -           -       83,781
    Fuel for power generation           55,022      44,082         -        99,104      35,425         -           -       35,425
    Gas purchased for resale                 -      11,470         -        11,470           -         -           -            -
    Deferral of energy costs-net         7,486           -         -         7,486       6,594         -           -        6,594
    Other                               35,134      31,898     3,338        70,370      35,577         -           -       35,577
  Maintenance                            9,263       5,228         -        14,491      14,216         -           -       14,216
  Depreciation and amortization         21,314      19,235       176        40,725      19,827         -           -       19,827
  Taxes:
    Income taxes                       (10,446)      1,616    (2,985)      (11,815)      5,793         -           -        5,793
    Other than income                    5,912       4,795       112        10,819       5,811         -           -        5,811
                                     ---------    --------   -------      --------   ----------   ------      ------      -------
                                       278,218     190,273       641       469,132     207,024         -           -      207,024
                                     ---------    --------   -------      --------   ----------   ------      ------      -------
OPERATING INCOME                         1,172      18,733     1,706        21,611      30,913         -           -       30,913
                                     ---------    --------   -------      --------   ----------   ------      ------      -------
OTHER INCOME:
  Allowance for other funds
   used during construction              1,062          84       (1)         1,145       1,830         -           -        1,830
  Other income - net                       331      (1,067)    3,783         3,047        (844)        -           -         (844)
                                         1,393        (983)    3,782         4,192         986         -           -          986
                                     ---------    --------   -------      --------   ----------   ------      ------      -------
                Total Income             2,565      17,750     5,488        25,803      31,899         -           -       31,899
                                     ---------    --------   -------      --------   ----------   ------      ------      -------
INTEREST CHARGES:
  Long-term debt                        14,253      10,683     6,876        31,812      16,761         -           -       16,761
  Other                                  4,267       4,197     2,483        10,947       1,329         -           -        1,329
  Allowance for borrowed
   funds used during construction
   and capitalized interest             (1,942)       (634)        -        (2,576)     (1,738)        -           -       (1,738)
                                     ---------    --------   -------      --------   ----------   ------      ------      -------
                                        16,578      14,246     9,359        40,183      16,352         -           -       16,352
                                     ---------    --------   -------      --------   ----------   ------      ------      -------
INCOME (LOSS) BEFORE SPPC/NVP
 OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED TRUST SECURITIES            (14,013)      3,504    (3,871)      (14,380)     15,547         -           -       15,547
    Preferred dividend requirements
     of mandatorily redeemable
     preferred trust securities         (3,793)     (1,043)        -        (4,836)     (3,793)        -           -       (3,793)
                                     ---------    --------   -------      --------   ----------   ------      ------      -------
INCOME (LOSS) BEFORE PREFERRED
  STOCK DIVIDENDS                      (17,806)      2,461    (3,871)      (19,216)     11,754         -           -       11,754
    Preferred stock dividend
     requirements                            -        (975)        -          (975)        (42)        -           -          (42)
                                     ---------    --------   -------      --------   ----------   ------      ------      -------
INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                       $ (17,806)   $  1,486   $(3,871)     $(20,191)  $  11,712    $    -      $    -      $11,712
                                     =========    ========   =======      ========   =========    =====       =====       =======

          SIERRA PACIFIC RESOURCES CONSOLIDATING STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                              Six Months Ended June 30, 2000                  Six Months Ended June 30, 1999
                                    -----------------------------------------------  -----------------------------------------------
                                                 Sierra                                            Sierra
                                      Nevada     Pacific                               Nevada      Pacific
                                      Power       Power       Other       Total        Power       Power       Other        Total
                                    -----------------------------------------------  -----------------------------------------------
                                    (Unaudited) (Unaudited) (Unaudited) (Unaudited)  (Unaudited) (Unaudited) (Unaudited) (Unaudited)
OPERATING REVENUES:
  Electric                           $475,420    $334,442   $      -     809,862      $420,370     $    -      $    -       420,370
  Gas                                       -      51,311          -      51,311             -          -           -             -
  Water                                     -      25,584          -      25,584             -          -           -             -
  Other                                     -           -      6,508       6,508             -          -           -             -
                                     --------    --------   --------    --------      --------     ------      ------      --------
                                      475,420     411,337      6,508     893,265       420,370          -           -       420,370
                                     --------    --------   --------    --------      --------     ------      ------      --------
OPERATING EXPENSES:
  Operation:
    Purchased power                   208,350     121,429          -     329,779       137,641          -           -       137,641
    Fuel for power generation          92,669      73,358          -     166,027        66,028          -           -        66,028
    Gas purchased for resale                -      34,321          -      34,321             -          -           -             -
    Deferral of energy costs-net       14,274           -          -      14,274        10,383          -           -        10,383
    Other                              64,285      59,767     12,884     136,936        67,291          -           -        67,291
  Maintenance                          19,084       9,713          -      28,797        29,228          -           -        29,228
  Depreciation and amortization        42,730      38,266        362      81,358        39,530          -           -        39,530
  Taxes:                                                                                                -
    Income taxes                       (6,819)     12,650     (7,631)     (1,800)        7,206          -           -         7,206
    Other than income                  11,318       9,757        187      21,262        11,189          -           -        11,189
                                     --------    --------   --------    --------      --------     ------      ------      --------
                                      445,891     359,261      5,802     810,954       368,496          -           -       368,496
                                     --------    --------   --------    --------      --------     ------      ------      --------
OPERATING INCOME                       29,529      52,076        706      82,311        51,874          -           -        51,874
                                     --------    --------   --------    --------      --------     ------      ------      --------
OTHER INCOME:
  Allowance for other funds used
   during construction                  1,842         152         (1)      1,993         4,083          -           -         4,083
  Other income - net                      707      (1,445)     3,941       3,203        (1,163)         -           -        (1,163)
                                     --------    --------   --------    --------      --------     ------      ------      --------
                                        2,549      (1,293)     3,940       5,196         2,920          -           -         2,920
                                     --------    --------   --------    --------      --------     ------      ------      --------
                Total Income           32,078      50,783      4,646      87,507        54,794          -           -        54,794
                                     --------    --------   --------    --------      --------     ------      ------      --------
INTEREST CHARGES:
  Long-term debt                       30,152      20,433      7,049      57,634        31,466          -           -        31,466
  Other                                 7,932       7,408      9,797      25,137         3,340          -           -         3,340
  Allowance for borrowed
   funds used during construction
   and capitalized interest            (3,757)     (1,116)         -      (4,873)       (3,835)         -           -        (3,835)
                                     --------    --------   --------    --------      --------     ------      ------      --------
                                       34,327      26,725     16,846      77,898        30,971          -           -        30,971
                                     --------    --------   --------     -------      --------     ------      ------      --------
INCOME (LOSS) BEFORE SPPC/NVP
 OBLIGATED MANDATORLY REDEEMABLE
 PREFERRED TRUST SECURITIES            (2,249)     24,058    (12,200)      9,609        23,823          -           -        23,823
    Preferred dividend requirements
     of mandatorily redeemable
     preferred trust securities        (7,586)     (2,086)         -      (9,672)      (7,586)          -           -        (7,586)
                                     --------    --------   --------     -------      --------     ------      ------      --------
INCOME (LOSS) BEFORE PREFERRED
 STOCK DIVIDENDS                       (9,835)     21,972    (12,200)        (63)      16,237           -           -        16,237
    Preferred stock dividend
      requirements                          -      (1,950)         -      (1,950)         (84)          -           -           (84)
                                     --------    --------   --------     -------      --------     ------      ------      --------
INCOME (LOSS) APPLICABLE TO
 COMMON STOCK                        $ (9,835)   $ 20,022   $(12,200)   $ (2,013)     $16,153      $    -      $    -      $ 16,153
                                     ========    ========   ========    ========      =======      ======      ======      ========

     As discussed in the results of operations discussion that follows, operating results for the second quarter of 2000 were negatively affected by higher fuel and purchased power costs during the same period. These costs were reflective of significantly higher and extremely volatile prices for purchased power that developed in May in the western United States and have continued since. SPR and NVP cannot predict how long these unprecedented market conditions will persist or how such a continuation could affect their future earnings. However, in order to mitigate the effect of higher fuel and purchased power costs NVP entered into a stipulation permitting it to increase prices effective August 1, 2000, by approximately $48 million annually, and to update its going-forward costs of fuel and purchased power thereafter with monthly fuel and purchased power filings through March 2003. Customer price increases and/or decreases are capped at incrementally increased or decreased rates over successive six-month periods. Comparative fuel and purchased power cost information is included in the results of operations discussion that follows. See "Regulatory Matters" below.

     The causes for significant changes in specific lines comprising the results of operations for NVP are as follows (dollars in thousands):

                                                        Three Months                             Six Months
                                                        Ended June 30,                         Ended June 30,
                                                        --------------                         --------------
                                                                       Change from                            Change from
                                                 2000        1999      Prior Year %     2000        1999      Prior Year %
                                                --------    --------   ------------   --------    ---------   ------------
Electric Operating Revenues ($000):
     Residential                                $125,539    $ 96,661       29.9%      $209,112     $175,767       19.0%
     Commercial                                   58,973      52,364       12.6%       105,707       93,691       12.8%
     Industrial                                   77,327      73,667        5.0%       132,448      123,062        7.6%
                                                --------    --------   --------       --------     --------       ----

     Retail revenues                             261,839     222,692       17.6%       447,267      392,520       13.9%
     Other                                        17,551      15,245       15.1%        28,153       27,850        1.1%
                                                --------    --------   --------       --------     --------       ----
                 Total Revenues                 $279,390    $237,937       17.4%      $475,420     $420,370       13.1%
                                                --------    --------   --------       --------     ========       ====

     Total retail sales in thousands
      of megawatt-hours (MWH)                      4,313       3,571       20.8%         7,461        6,522       14.4%

     Average retail revenue per MWH               $60.71      $62.36       -2.6%        $59.95       $60.18       -0.4%


     Residential electric revenues increased for the three and six months ended June 30, 2000 due to increases in the number of customers and significantly above-normal temperatures. For both the three and six month periods ended June 30, 2000, the number of residential customers increased by 5.7% over the same periods of 1999. Hotter than normal weather also increased revenues in both the three and six month periods ended June 30, 2000, in contrast to milder than normal weather for the same periods the previous year. Residential revenues were also affected by rate increases related to deferred energy accounting that were effective March 1, 1999, and May 1, 2000.

     Both commercial and industrial electric revenues increased for the three and six months ended June 30, 2000, due, in part, to increases to the number of customers. For the three and six month periods ended June 30, 2000, the number of commercial customers increased by 4.8% and 4.9%, respectively, over the same periods of 1999. For the three and six month periods ended June 30, 2000, the number of industrial customers increased by 6.5% and 6.0%, respectively, over the same periods of 1999. The opening of several new schools and large casinos helped cause an increase in 2000 revenues despite an overall rate decrease associated with deferred energy effective May 1, 2000. The May 1, 2000 rate change associated with deferred energy resulted in an increase in residential rates and a decrease in rates to all other customers.

     The increase in other electric revenues for the three months ended June 30, 2000, over the same period in 1999 was mainly due to large increases in wholesale power sales, which offset the loss of a public authority customer during the first quarter of 2000. The second quarter increase more than offset the decrease in other electric revenues for the three months ended March 31, 2000.

                                                     Three Months                            Six Months
                                                     Ended June 30,                        Ended June 30,
                                                     --------------                        --------------
                                                                  Change from                             Change from
                                           2000         1999     Prior Year %    2000          1999       Prior Year %
                                         ---------   ---------   ------------  ---------    ----------   --------------
Purchased Power ($000)                    $154,533      $83,781      84.4%      $208,350      $137,641      51.4%

Purchased Power in thousands
  of MWHs                                    2,472        2,126      16.3%         3,715         3,551       4.6%
Average cost per MWH of
     Purchased Power                      $  62.51      $ 39.41       58.6%     $  56.08      $  38.76      44.7%

          Purchased power costs were significantly higher for the three and six months ended June 30, 2000 as Short-Term Firm and Economy Energy prices increased substantially. In addition, volume purchased rose sharply to accommodate system load.

                                                     Three Months                            Six Months
                                                     Ended June 30,                        Ended June 30,
                                                     --------------                        --------------
                                                                  Change from                             Change from
                                           2000         1999     Prior Year %    2000          1999       Prior Year %
                                         ---------   ---------   ------------  ---------    ----------   --------------
Fuel for Power Generation ($000)          $55,022       $35,425       55.3%     $92,669       $66,028       40.3%

Thousands of MWHs generated                 2,453         2,043       20.1%       4,717         4,012       17.6%
Average cost per MWH of
      Generated Power                     $ 22.43       $ 17.34       29.4%     $ 19.65       $ 16.46       19.4%

    Fuel for generation costs for the three and six months ended June 30, 2000, were significantly higher than the prior year as volumes generated were higher to accommodate system load. Furthermore, natural gas prices have increased over 50% from the prior year.

                                                   Three Months                            Six Months
                                                   Ended June 30,                        Ended June 30,
                                                   --------------                        --------------
                                                                  Change from                             Change from
                                           2000         1999     Prior Year %    2000          1999       Prior Year %
                                      ----------     ---------   ------------  ---------    ----------   --------------
Deferral of energy costs-net ($000)       $7,486        $6,594      13.5%       $14,274       $10,383         37.5%
                                      ==========     =========   ============  =========     =========   ==============

     Deferred energy cost recognition for the three and six months ended June 30, 2000 has increased as a result of deferred energy rate increases granted in 1999 and the increased sales volumes in the current period. The rate increase was granted to reflect the increased cost of fuel and purchased power.

                                                   Three Months                            Six Months
                                                   Ended June 30,                        Ended June 30,
                                                   --------------                        --------------
                                                                  Change from                             Change from
                                           2000         1999     Prior Year %    2000          1999       Prior Year %
                                      ----------     ---------   ------------  ---------    ----------   --------------
Allowance for other funds
 used during construction                 $1,062        $1,830        -42.0%    $1,842        $4,083        -54.9%

Allowance for borrowed funds
 used during construction                  1,942         1,738         11.7%     3,757         3,835        -2.0%
                                      ----------     ---------   ------------  ---------    ----------   --------------
                                          $3,004        $3,568        -15.8%    $5,599        $7,918        -29.3%
                                      ==========     =========   ============  =========    ==========   ==============

     Total allowance for funds used during construction (AFUDC) is lower for the three- and six-month periods ending June 30, 2000, compared to the same periods in 1999 because of reductions in construction-in-progress resulting primarily from the completion of the Crystal Transmission Project in May 1999. AFUDC was also affected by the 2000 rate being 1.14% lower than the rate for 1999.

                                                   Three Months                            Six Months
                                                   Ended June 30,                        Ended June 30,
                                                   --------------                        --------------
                                                                  Change from                             Change from
                                           2000         1999     Prior Year %    2000          1999       Prior Year %
                                      ----------     ---------   ------------  ---------    ----------   --------------
Other operating expense                   $ 35,134      $35,577        -1.2%    $64,285       $67,291        -4.5%
Maintenance expense                          9,263       14,216       -34.8%     19,084        29,228       -34.7%
Depreciation and amortization               21,314       19,827         7.5%     42,730        39,530         8.1%
Income taxes                               (10,446)       5,793      -280.3%     (6,819)        7,206      -194.6%
Interest charges- Long-term debt            14,253       16,761       -15.0%     30,152        31,466        -4.2%
Interest charges-other                       4,267        1,329       221.1%      7,932         3,340       137.5%

     Other operating expense for the three months ended June 30, 2000 was comparable to the same period in 1999, but is lower for the six months ended June 30, 2000 due to reduced labor and benefit costs in 2000 as a result of merger efficiencies and other unfilled vacancies.

     Maintenance costs for the three- and six-month periods ending June 30, 2000, decreased from the prior year primarily as a result of fewer planned plant maintenance activities at NVP's coal generation facilities. In addition, crews have been performing required activities of a capital nature, thereby reducing the amount of maintenance expense. Finally, in 1999 maintenance expenses were higher than normal.

     Depreciation and amortization expense increased for the three- and six-month periods ending June 30, 2000, due to an increase in electric plant-in-service over the prior year.

     Income taxes decreased for both the three and six-month periods ending June 30, 2000, due to net pre-tax losses in the second quarter and lower pre-tax income for the six months ended June 30, 2000 versus periods of higher net pre-tax income in 1999.

     The maturity of $85 million of long-term debt on May, 1, 2000 reduced second quarter 2000 Interest charges- Long-term debt, more than offsetting a first quarter 2000 expense increase over the same period of the prior year.

     Interest charges- other increased for the both three- and six-month periods ending June 30, 2000, because of interest incurred on the $100 million floating rate notes issued in October 1999 and due to the utilization of commercial paper in 2000.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

          During the first six months of 2000, SPR incurred a loss of $63 thousand before preferred stock dividends and declared $39.0 million in common stock dividends. NVP and SPPC, SPR's principal subsidiaries, declared common stock dividends to their parent, SPR, of $48 million and $38 million, respectively. SPPC also declared $1.95 million in dividends to holders of its preferred stock.

     SPR cash flows during the six months ended June 30, 2000 increased compared to the same period in 1999. A significant increase in cash flows from operating activities and financing activities was offset in part by an increase in cash flows used in investing activities. Cash flows from operating activities were greater in 2000 than in 1999 due primarily to 2000 including the operating results of the merged companies, as well as an increase in accounts payable balances for NVP. Cash flows used in investing activities were also greater in 2000 than in 1999 mainly due to 2000 including the operating results of the merged companies. Cash flows from financing activities increased in 2000 as compared to 1999 due primarily to 2000's net increase in long-term debt in excess of the decrease in short-term borrowings, compared to the same activity in 1999.

Construction Expenditures and Financing
---------------------------------------

     A description of construction expenditures and financing of SPPC is contained in its Quarterly Report Form 10-Q for the period ended June 30, 2000 attached as an appendix.

    NVP's construction program and capital requirements for the period 2000-2004 were originally discussed in the combined SPR/NVP Annual Report on Form 10-K for the year ending December 31, 1999. Of NVP's amount projected for 2000 ($190.5 million), $84.4 million (44%) was spent as of June 30, 2000. Internally generated funds provided 6.8% of construction expenditures.

     NVP may utilize internally generated cash and the proceeds from unsecured borrowings and preferred securities to meet capital expenditure requirements through 2000.

Financing
---------

    On April 20, 2000, SPR issued an aggregate of $300 million floating rate notes, $200 million of which will mature on April 20, 2003 and the remaining $100 million will mature on April 20, 2002. Interest on the notes is payable quarterly commencing on July 20, 2000. The interest rate on the notes for each interest period will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.60% for the notes maturing in 2003 and a spread of 0.65% for the notes maturing in 2002. These notes will not be entitled to any sinking fund. The notes due 2002 will be redeemable, in whole, without premium at the option of SPR beginning on April 20, 2001 and on each interest payment date thereafter. The net proceeds of the $200 million issue were used to retire an equal amount of commercial paper of SPR that was used as temporary funding for the cash portion of the NVP merger consideration. The net proceeds of the $100 million issue were used to make a capital contribution to NVP, which in turn was used to retire $85 million of NVP's maturing First Mortgage Bonds on May 1, 2000 and the remaining proceeds were used to pay off its commercial paper outstanding.

     On April 20, 2000, upon issuance of these floating rate notes, SPR also reduced its bank credit facility to $300 million from the previous amount of $500 million in accordance with the terms of the credit agreement.

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

          On June 9, 2000, NVP issued $150 million of floating rate notes that
will mature on June 12, 2001.   Interest on the notes is payable quarterly
commencing on September 9, 2000. The interest rate on the notes for each interest period will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.55%. These notes will not be entitled to any sinking fund and are non-callable. The net proceeds of the $150 million issue were used to redeem $100 million of floating rate notes on July 14, 2000, and the remaining proceeds were used to reduce NVP's commercial paper outstanding.

     On June 21, 2000, SPR reduced its credit facility to $150 million from the previously reduced amount of $300 million in accordance with the terms of the credit agreement. The remaining $150 million credit facility was a 3-year credit facility, which has since been terminated by SPR effective August 11, 2000.

     On June 22, 2000, Clark County, Nevada issued for NVP's benefit $100 million Industrial Development Refunding Revenue Bonds, Series 2000A, Due June
1, 2020.   The interest rate will be determined by a Dutch Auction based on an auction period of 7 days. The Series A bonds were issued to refund $100 million of Clark County's 7.80% Industrial Development Revenue Bonds Series 1990 on June 30, 2000.

     On July 28, 2000, Clark County, Nevada issued for NVP's benefit $15 million Pollution Control Refunding Revenue Bonds, Series 2000B, due October 1, 2009. The interest rate will be determined by a Dutch Auction based on an auction period of 7 days. The Series B bonds were issued to refund a like principal amount of Clark County's 7.80% Pollution Control Revenue Bonds Series 1989 on October 2, 2000.

     The method of determining the interest rate on the Series A and Series B Bonds may be converted from time to time in accordance with the related Indenture so that such Bonds would, thereafter, bear interest at a Daily, Weekly, Flexible, Term or Auction Rate designated. Both Series A and Series B Bonds are insured by AMBAC Assurance Corporation.

     On July 24, 2000 NVP received a 30-day extension on its $150 million Credit Facility to August 28, 2000, in accordance with the terms of the credit agreement. NVP has requested a 364-day extension of this facility which, if granted by the participating banks, would extend this facility to August 27, 2001.

Portland General Electric Acquisition
-------------------------------------

     On November 8, 1999, SPR and Enron Corporation (Enron) announced they had entered into a purchase and sale agreement for Enron's wholly owned electric utility subsidiary, Portland General Electric Company (PGE). PGE is an electric utility serving more than 700,000 retail customers in northwest Oregon. PGE will become a wholly owned subsidiary of SPR.

     The proposed transaction is subject to customary closing conditions, including, without limitation, the receipt of all necessary governmental approvals, including the Federal Energy Regulatory Commission (FERC), the Federal Trade Commission/Department of Justice (FTC/DOJ), the Securities and Exchange Commission (SEC), the Oregon Public Utility Commission (OPUC), and the Nuclear Regulatory Commission (NRC). SPR's filings have been made and the federal and state regulatory processes continue. As of May 3, 2000, the FTC/DOJ investigation concluded and the waiting period under Hart-Scott-Rodino expired with no action taken. On July 27, 2000, the NRC approved SPR's application to purchase PGE. The FERC has issued a draft order in which it requested additional information regarding market power and California pricing issues.
SPR is in the process of responding to these information requests. It is anticipated that the remaining approvals will be received in the second half of 2000.

Generation Divestiture
----------------------

     In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR is offering for sale generation assets with peak capacity of approximately 2,985 megawatts
(MW), with approximately 1,045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First stage indicative bids were received on May 25, 2000. The short list of qualified bidders for each of the seven bundles being offered was completed and bidders notified by June 6, 2000. The second stage due diligence process was started on June 6, 2000, and will continue through mid-August.
Final bids and the selection of winning bids will occur in late August and early September 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

     On May 10, 2000, AES Corporation announced that it was the successful bidder for the purchase of a controlling interest in the 1,580 MW Mohave Generating Station in Laughlin, Nevada for approximately $667 million. NVP owns a 14% undivided interest in the facility. Mohave Generating Station is a 2-unit, coal-fired power plant located on 2,500 acres along the Colorado River, approximately 80 miles south of Las Vegas. AES executed Asset Sale Agreements with the sellers, which also include Southern California Edison Company (56%), for a 70% undivided interest in the facility. The acquisition is subject to approval by the FERC and the California Public Utilities Commission, and review by the PUCN and is expected to close late in the Fourth Quarter of 2000.


                              REGULATORY MATTERS
                              ------------------


     Substantially all of the utility operations of both NVP and SPPC are conducted in Nevada. As a result both companies are subject to utility regulation within the State and therefore deal with many of the same regulatory issues. Therefore, although the following regulatory discussion relates specifically to NVP, many of the same issues are discussed in the regulatory section of the current SPPC Form 10-Q, attached as an appendix.

Nevada Electric Restructuring Activities
----------------------------------------

     Competition was originally scheduled to start on March 1, 2000. However, in February 2000 the Governor of Nevada delayed the start date of competition indefinitely. Generally, restructuring regulations and PUCN decisions during the first and second quarters of 2000 proceeded slowly. Numerous hearings and workshops have been held by the Public Utilities Commission of Nevada (PUCN) regarding two important regulations, Provider of Last Resort and Past Costs.

     On March 28, 2000, SPR, NVP and SPPC filed a federal lawsuit challenging Nevada's laws providing for competition in the electric utility industry and the PUCN's implementation of competition. See SPR's and NVP's Form 8-K, filed on April 17, 2000.

     On July 20, 2000, the PUCN approved stipulated agreements that resolve the federal lawsuit and major restructuring issues including past costs. See the Form 8-K filed July 26, 2000. On August 3, 2000, the PUCN approved revisions to the stipulated agreements. The stipulations pave the way for open access to occur in a phased manner beginning in November for large commercial customers
and continuing until September 2001 for residential customers.   The following
are highlights of the stipulations:

Opening Dates

    Retail access choice will be phased in based upon customer size. Customers will be able to choose a new supplier for energy, metering, billing or customer service according to the following schedule:

     November 1, 2000 - Large commercial customers including large resorts and Southern Nevada Water Authority
     April 1, 2001 - Medium commercial customers
     June 1, 2001 - Small commercial customers
     September 1, 2001 - December 1, 2001 - residential customers

Incentives for Company to Meet Open Access Dates

    Provided that open access procedures including billing and settlement are in place by the open access dates, NVP will be allowed to retain up to $16 million from any gain on the divestiture of generation assets.

Transmission Access

     NVP has filed a modified Open Access Tariff with FERC to facilitate retail open access. NVP also continues to pursue compliance with FERC Order 2000 and the formation of a regional transmission organization (RTO). Also see FERC Matters, below.

Past Costs

     Major past cost issues are resolved by the stipulations. NVP has waived its rights to the collection of any past costs other than those provided for in the stipulations. The parties have agreed that the stipulations eliminate the need for a past cost regulation.

Generation

     The gain on the sale of generation facilities will be calculated based upon recorded book values as of the date of sale and includes costs of sale, less applicable taxes. Common and general plant allocable to generation will be recoverable from the gain. NVP is to receive the first $15 million dollars in settlement for certain deferred energy costs. Additional gain, if any, will be applied to the allowed incentive to NVP for meeting retail open access dates, as described above. Any remaining gain will be set aside in an escrow account to be utilized to pay down costs associated with above-market purchased power contracts.

Purchased Power Contracts

    NVP will auction its purchased power contracts on an annual basis in the
wholesale markets.    If the auction does not yield sufficient proceeds to pay
for the purchased power contracts, NVP will collect the difference from all customers through a non-bypassable wires charge. This Purchased Power Annual Auction Mechanism (PPAAM) charge will be in place on November 1, 2000 when the market opens.

    To the extent that there are tax or market advantages, NVP will pursue a competitive permanent auction of purchased power contracts. Such an auction would be funded by an amount not to exceed the principal and interest in the escrow account that was funded by the gain on the sale of generation assets.

          If the permanent auction does not proceed or if such auction does not exhaust the generation escrow account, the PPAAM charge will be reduced by an annuity calculated on any remaining amount in the generation escrow account.

Metering

          Customers will have the opportunity to purchase metering equipment directly from NVP or through an alternative seller. Such assets will be sold at net book value.

Transition Costs

          The ability of NVP to recover costs it expects to spend to open the market, referred to as transition costs, was not resolved by the stipulations. NVP expects to petition the PUCN in the near future to request recovery of its transition costs.

     In other matters related to restructuring, the PUCN has continued rulemaking and discussion related to a number of topics including:

Independent Scheduling Administrator (ISA)

     On March 21, 2000, the PUCN issued a Notice of Workshop on retail transmission issues including funding for the Mountain West Independent Scheduling Administrator (MWISA). In a workshop held April 12, various parties advocated that the utilities provide funding and that the PUCN should provide cost recovery for the utilities. The PUCN and the parties will continue to explore this issue in the future workshops.

     During the second quarter of 2000 the MWISA option has not been given a means of funding its operation. Though this option is still available, NVP is planning and proposing utility transmission open access tariffs until an RTO can be put in place. See FERC Matters, below, for a further discussion of transmission access issues.

Unbundling of Utility Services

     On May 22, 2000, the PUCN issued a final order (the "Order") that was consistent with its September 1999 interim order. See SPR's/NVP's 1999 Annual Report on Form 10-K for additional information on the interim order. The Order reduces NVP's revenue requirement and return on equity for distribution service for those customers who choose to leave NVP upon the start of retail
competition.   NVP filed a Petition for Reconsideration with the PUCN on June 6.
The Petition was granted by the PUCN on July 13.

Provider of Last Resort (PLR)

     The PLR will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins. Nevada Senate Bill 438 provides for the electric distribution utility (EDU) to provide PLR services from the start of competition until July 1, 2001. NVP is seeking to modify the PLR regulation. If NVP does not provide PLR services, the May 22, 2000 Order referred to above could result in a reduction of revenues.

     On May 3, 2000, the PUCN reissued the PLR regulation for comment. The current draft regulation continues to contain various provisions that could have negative financial ramifications for NVP. See the 1999 Annual Report on Form 10-K.

     The PUCN is nearing completion of this regulation. Certain legal issues surrounding the EDU or PLR ability to provide unbundled metering services are not resolved. In addition, the proposed regulation continues to contain a strict standard of conduct to govern the relationship between EDU and PLR functions. Implementation of these provisions could have negative financial ramifications.

FERC Matters
------------

Independent Transmission Company

     On April 26, 2000, NVP, together with Sierra Pacific Power Company, Portland General Electric Company, Avista Corporation, The Montana Power Company, and Puget Sound Energy, Inc. agreed to study the formation of a for-profit Independent Transmission Company (ITC). The ITC is continuing to review its options as the Regional Transmission Organization (RTO) process continues toward the October 15, 2000 filing deadline.

Open Access Transmission Rates

     In May 1999, NVP filed an application with the FERC to increase its Open Access Transmission rates. On March 30, 2000, the FERC approved the settlement filed on February 8, 2000 with rates becoming effective on March 1, 2000. Also on March 30, 2000, NVP filed a Loss Study that NVP agreed to provide in the settlement. On May 23, 2000, the FERC accepted NVP's Loss Study and the docket was completed.

Revised Generation Tariffs and Transitional Purchase Power Agreements

     On March 31, 2000, NVP filed for approval of revisions to its market-based tariff for generation to be divested. The filing included adding ancillary services to the tariffs and Transitional Purchase Power Agreements (TPPAs) between NVP and the new owners.

     On May 31, 2000, the FERC accepted the tariff modifications and the TPPAs. The FERC required one change to the TPPAs. The FERC also set for hearing the level of rates for ancillary services in the tariffs and the rates in the TPPAs. A procedural schedule has been established for the hearing on rates. On June 29, 2000, NVP filed the revised TPPAs in compliance with the May 31 order.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     See "Results of Operations" above for a discussion of recent increased prices and volatility in the markets for purchased power and fuel, which have had a negative effect on the financial performance of NVP and SPR.

PART II

ITEM 1.   LEGAL PROCEEDINGS

    On March 28, 2000, SPR, NVP, and SPPC filed a lawsuit in Federal District Court in Nevada asking the court to declare unconstitutional certain aspects of the Nevada laws that created the framework for a deregulated electric market in Nevada.

    In response to the certain PUCN decisions described in SPR's Annual Report on Form 10-K for the period ending December 31, 1999 and in SPR's Quarterly Report on Form 10-Q for the period ending March 31, 2000, NVP filed a lawsuit against the PUCN on March 30, 2000 in the First Judicial District of Nevada in Carson City.

     On July 20, 2000, the PUCN approved a stipulation (the "Settlement") entered into among the parties to the state and federal lawsuits permitting NVP to increase its rates effective August 1, 2000, by approximately $48 million annually to recover increased costs of fuel and purchased power, and to update its going-forward costs of fuel and purchased power thereafter with monthly fuel and purchased power filings up to March 2003. Increases and/or decreases are capped at incrementally increased or decreased rates over successive six-month periods at .95 mils for the first six months, 1.15 mils for the second six months, 1.25 mils for the third six months, 1.55 mils for the next six months, and 1.75 mils for the remaining period. The Settlement also permits SPPC to commence filing monthly fuel and purchased power adjustment cases on the same basis to commence not later than November 1, 2000.

     The Settlement also resolves numerous other issues relating to the restructuring of the electric industry in Nevada, including phased-in access to competitive markets by customer class, recovery of stranded costs, auctioning out-of-market qualified facility and other purchased power contracts, imposition of a wires charge to recover any balance, and filing of new proceedings to address metering costs and transition costs. The Settlement is contingent on stipulations entered into with third parties with respect to several other pending dockets. On July 28, 2000, the parties revised the Settlement to remove the contingencies. The revisions were approved by the PUCN on August 3, 2000, but still remain subject to judicial approval as well as future regulatory proceedings relating to the filing of monthly fuel and purchased power cases, recovery of stranded costs, and divestiture of generation proceeds. The outcome of the dockets and proceedings cannot be predicted at this time; however, unfavorable treatment of any of these proceedings would have a negative effect on the economic value of the Settlement.

     See the Form 8-K filed July 26, 2000 and Regulatory Matters, above, for additional details.

     Although SPR is involved in other ongoing litigation on a variety of matters, it is management's opinion that none individually or collectively are material to SPR's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2000 Annual Meeting of the Shareholders of Sierra Pacific Resources was held on June 19, 2000. The Company solicited proxies pursuant to Regulation 14 under the Securities and Exchange Act of 1934; there was no solicitation in opposition to nominees listed in the proxy statement, and all such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of shareholders as follows.

    Reelected to the Company's Board of Directors to serve until the Annual Meeting in 2003, or until their successors are elected, were:

            Edward P. Bliss
            Votes For:                                            62,688,871
            Votes Against or Withheld:                             2,111,681

            Mary Lee Coleman
            Votes For:                                            62,587,211
            Votes Against or Withheld:                             2,111,681

            Theodore J. Day
            Votes For:                                            62,711,917
            Votes Against or Withheld:                             2,067,975

            Jerry E. Herbst
            Votes For:                                            62,676,661
            Votes Against or Withheld:                             2,102,231


     Other matters voted upon and approved at the meeting include: an amendment to the Executive Long-Term Incentive Plan increasing the number of shares of Common Stock available for grant under the Plan; an amendment to the 1992 Non-Employee Director Stock Plan increasing the number of shares of Common Stock available for grant under the Plan; and an amendment to Restatement No. 1 to the Employee Stock Purchase Plan increasing the number of shares of Common Stock available for sale under the Plan. The voting for each of these matters was as follows:

            Executive Long-Term Incentive Plan
            Votes For:                                              43,929,254
            Votes Against or Withheld:                              20,673,570
            Abstentions:                                             1,115,891

            Non-Employee Director Stock Plan
            Votes For:                                              58,002,118
            Votes Against or Withheld:                               6,552,905
            Abstentions:                                             1,128,578

            Employee Stock Purchase Plan
            Votes For:                                              60,750,101
            Votes Against or Withheld:                               3,687,695
            Abstentions:                                             1,128,578


ITEM 5.   OTHER INFORMATION

     On July 12, 2000, SPR issued a press release announcing that fuel and purchased power costs would negatively impact earnings for the second quarter and the remainder of 2000. For additional details, see Form 8-K filed July 14, 2000.

     On July 20, 2000, SPR issued a press release announcing that the Company, Nevada regulators and several other parties took steps toward a settlement of issues involving restructuring the electric utility industry in the state, setting new electric rates for NVP's and SPPC's customers and resolving other issues involved in state and federal court cases filed by NVP and SPPC. For additional details, see Form 8-K filed July 26, 2000.

     On July 21, 2000, SPR issued a press release announcing the resignation of Michael R. Niggli, Chairman and Chief Executive Officer of Sierra Pacific Resources. For additional details, see Form 8-K filed July 26, 2000.

     On August 9, 2000, the Board of Directors of Sierra Pacific Resources announced that Walter M. Higgins had been named chairman, president and chief executive officer. Mr. Higgins returns to SPR, where he served from 1994 to 1998 as chairman of the board, president and chief executive officer. Since January 1998, he has served as chairman and chief executive officer of Atlanta, Georgia-based AGL Resources, Inc., the holding company of Atlanta Gas Light


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q:

          (10) Change in Control Agreement dated April 20, 2000, by and between Sierra Pacific Resources and Gloria Banks Weddle substantially the same as the Change in Control Agreements filed as Exhibit
               (10)(A) to Sierra Pacific Power Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference thereto.

          (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements on Form 10-Q for the six month period ended June 30, 2000, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b) Reports on Form 8-K:

Form 8-K filed on April 17, 2000 - Item 5, Other Events

     Described material litigation and included as exhibits, (1) the Complaint for Declaratory and Injunctive Relief filed on March 28, 2000 in the United States District Court for the District of Nevada by SPR, NVP, and SPPC asking the court to declare unconstitutional certain aspects of the Nevada laws that created the framework for a deregulated electric market, and (2) the Petition for Judicial Review filed on March 30, 2000 in the First Judicial District Court of the State of Nevada by NVP alleging fourteen causes of action against the PUCN and requesting certain actions by the court. Also see Part II, Item 1, Legal Proceedings, above, and Part II, Item 5, Other Information, above.

Form 8-K filed on April 21, 2000 - Item 5, Other Events

     Described, and included as an exhibit, SPR's press release dated April 18, 2000, announcing the resignation of Malyn K. Malquist, President and Chief Operating Officer of SPR, and President of both NVP and SPPC.

Form 8-K filed on May 5, 2000 - Item 5, Other Events

     Described, and included as an exhibit, SPR's press release dated May 5, 2000, announcing financial results for the quarter ended March 31, 2000.

Form 8-K filed on May 22, 2000 - Item 5, Other Events

     Described Registration Statement on Form S-3, as amended by a Pre-Effective Amendment No. 1, filed on May 1, 2000, in connection with SPR's offering of $500,000,000 of securities and the subsequent offering and sale of $300,000,000 principal amount of 8-3/4% Notes due 2005, and included as exhibits final forms of the following documents: (1) the Purchase Agreement, dated May 5, 2000, (2) the Indenture between SPR and The Bank of New York, dated as of May 1, 2000, (3) the form of the Global 8-3/4% Note due 2005, and (4) the Officers' Certificate establishing the terms of the 8-3/4% Notes due 2005.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Sierra Pacific Resources
                                            -----------------------------
                                                    (Registrant)




Date:     August 14, 2000            By:   /s/ Mark A. Ruelle
     -----------------------            -------------------------------
                                                 Mark A. Ruelle
                                             Senior Vice President
                                                  Treasurer
                                            Chief Financial Officer
                                         (Principal Financial Officer)




Date:      August 14, 2000           By:    /s/  Mary O. Simmons
     -----------------------            -------------------------------
                                               Mary O. Simmons
                                                  Controller
                                        (Principal Accounting Officer)

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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


           Class                                Outstanding at August 14, 2000
Common Stock, $3.75 par value                           1,000 Shares

================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000



                                   CONTENTS



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                     Page
                                                                                     ----
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 2000 and
               December 31, 1999....................................................   3

          Condensed Consolidated Statements of Income - Three Months and Six Months
               Ended June 30, 2000 and 1999.........................................   4

          Condensed Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 2000 and 1999.........................................   5

          Notes to Condensed Consolidated Financial Statements......................   6

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations.............................................................   9

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk...............................................................  17


                            PART II - OTHER INFORMATION
                            ---------------------------

ITEM 1.             Legal Proceedings..............................................   18

ITEM 5.             Other Information..............................................   18

ITEM 6.             Exhibits and Reports on Form 8-K...............................   19

Signature Page....................................................................    20

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                             June 30,         December 31,
                                                                                               2000               1999
                                                                                     --------------------------------------
                                                                                          (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                            $2,451,060         $2,420,728
    Less:  accumulated provision for depreciation                                                836,357            799,099
                                                                                     --------------------------------------
                                                                                               1,614,703          1,621,629
  Construction work-in-progress                                                                  123,001             97,561
                                                                                     --------------------------------------
                                                                                               1,737,704          1,719,190
                                                                                     --------------------------------------

Investments in subsidiaries and other property, net                                               61,604             62,704
                                                                                     --------------------------------------

Current Assets:
  Cash and cash equivalents                                                                       88,290              3,011
  Accounts receivable less provision for uncollectible accounts:
    $1,491 -2000 and $3,649 -1999                                                                102,464            113,695
  Materials, supplies and fuel, at average cost                                                   35,768             30,070
  Deferred energy costs                                                                              720                  -
  Other                                                                                            3,219              3,103
                                                                                     --------------------------------------
                                                                                                 230,461            149,879
                                                                                     --------------------------------------
Deferred Charges:
  Regulatory tax asset                                                                            65,531             65,531
  Other regulatory assets                                                                         66,065             73,660
  Other                                                                                           17,315             25,512
                                                                                     --------------------------------------
                                                                                                 148,911            164,703
                                                                                     --------------------------------------
                                                                                              $2,178,680         $2,096,476
                                                                                     ======================================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                                 $  669,760         $  673,738
  Preferred stock                                                                                 50,000             50,000

  Preferred securities subject to mandatory redemption                                            48,500             48,500
  Long-term debt                                                                                 623,718            625,430
                                                                                     --------------------------------------
                                                                                               1,391,978          1,397,668
                                                                                     --------------------------------------
Current Liabilities:
  Short-term borrowings                                                                                -            109,584
  Current maturities of long-term debt                                                           302,640            102,755
  Accounts payable                                                                                76,770             78,491
  Accrued interest                                                                                 6,701              5,110
  Dividends declared                                                                              19,982             19,974
  Accrued salaries and benefits                                                                    9,482              8,385
  Other current liabilities                                                                       17,262             10,673
                                                                                     --------------------------------------
                                                                                                 432,837            334,972
                                                                                     --------------------------------------
Commitments & Contingencies (Note 4)

Deferred Credits:
  Deferred federal income taxes                                                                  172,171            170,261
  Deferred investment tax credit                                                                  38,087             35,980
  Regulatory tax liability                                                                        37,846             37,846
  Accrued retirement benefits                                                                     39,236             49,052
  Customer advances for construction                                                              42,158             40,081
  Other                                                                                           24,367             30,616
                                                                                     --------------------------------------
                                                                                                 353,865            363,836
                                                                                     --------------------------------------
                                                                                              $2,178,680         $2,096,476
                                                                                     ======================================

      The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                                       Three Months Ended                     Six Months Ended
                                                             June 30,                             June 30,
                                                      ------------------------           --------------------------
                                                         2000         1999                  2000           1999
                                                      -----------    ---------           ---------      -----------
                                                      (Unaudited)   (Unaudited)         (Unaudited)     (Unaudited)
OPERATING REVENUES:
 Electric                                              $176,820       $147,348            $334,442       $291,651
 Gas                                                     16,851         18,851              51,311         56,878
 Water                                                   15,335         13,619              25,584         23,900
                                                       --------       --------            --------       --------
                                                        209,006        179,818             411,337        372,429
                                                       --------       --------            --------       --------
OPERATING EXPENSES:
 Operation:
   Purchased power                                       71,949         42,111             121,429         82,779
   Fuel for power generation                             44,082         26,367              73,358         52,837
   Gas purchased for resale                              11,470         12,658              34,321         37,375
   Other                                                 31,898         30,765              59,767         54,547
Maintenance                                              5,228           5,164               9,757         10,660
Depreciation and amortization                           19,235          19,498              38,266         38,592
Taxes:
   Income taxes                                          1,616           8,597              12,650         20,409
   Other than income                                     4,795           4,821               9,757          9,620
                                                       --------       --------            --------       --------
                                                        190,273        149,981             359,261        306,819
                                                       --------       --------            --------       --------
OPERATING INCOME                                         18,733         29,837              52,076         65,610
                                                       --------       --------            --------       --------
OTHER INCOME:
 Allowance for other funds used during construction          84              -                 152              -
 Other income (expense)- net                             (1,067)           213              (1,445)           220
                                                       --------       --------            --------       --------
                                                           (983)           213              (1,293)           220
                                                       --------       --------            --------       --------
           Total Income                                  17,750         30,050              50,783         65,830
                                                       --------       --------            --------       --------
INTEREST CHARGES:
 Long-term debt                                          10,683         10,071              20,433         19,932
 Other                                                    4,197          2,280               7,408          4,883
 Allowance for borrowed funds used during
 construction and capitalized interest                     (634)          (236)             (1,116)          (434)
                                                       --------       --------            --------       --------
                                                         14,246         12,115              26,725         24,381
                                                       --------       --------            --------       --------
INCOME BEFORE OBLIGATED MANDATORILY
 REDEEMABLE PREFERRED SECURITIES                          3,504         17,935              24,058         41,449
  Preferred dividend requirements of Company-
  obligated mandatorily redeemable preferred
  securities                                             (1,043)        (1,043)             (2,086)        (2,086)
                                                       --------       --------            --------       --------

INCOME BEFORE PREFERRED DIVIDENDS                         2,461         16,892              21,972         39,363
 Preferred dividend requirements                           (975)        (1,365)             (1,950)        (2,730)
                                                       --------       --------            --------       --------
INCOME APPLICABLE TO COMMON STOCK                      $  1,486       $ 15,527            $ 20,022       $ 36,633
                                                       ========       ========            ========       ========

     The accompanying notes are integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                       --------------------------------------
                                                                                                 2000               1999
                                                                                       --------------------------------------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                                           $   21,972         $   39,363
  Non-cash items included in income:
     Depreciation and amortization                                                                38,266             38,592
     Deferred taxes and deferred investment tax credit                                             1,093              2,222
     AFUDC and capitalized interest                                                               (1,268)              (434)
     Deferred energy costs - net                                                                    (720)                 -
     Early retirement and severance amortization                                                   2,098              2,096
     Other non-cash                                                                                3,763               (158)
  Changes in certain assets and liabilities:
     Accounts receivable                                                                          11,231             11,874
     Materials, supplies and fuel                                                                 (5,698)            (4,053)
     Other current assets                                                                           (116)               133
     Accounts payable                                                                             (1,721)           (16,021)
     Other current liabilities                                                                     9,277             (1,919)
     Other - net                                                                                    (592)            (8,034)
                                                                                     --------------------------------------
Net Cash Flows From Operating Activities                                                          77,585             63,661
                                                                                     --------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                                 (61,330)           (55,708)
      Non-cash charges to utility plant                                                            1,326                  -
      Net customer refunds and contributions in aid construction                                   7,341              9,474
                                                                                     --------------------------------------
      Net cash used for utility plant                                                            (52,663)           (46,234)
      (Investments in) disposal of subsidiaries and other property - net                             919            (29,385)
                                                                                     --------------------------------------
Net Cash Used In Investing Activities                                                            (51,744)           (75,619)
                                                                                     --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in short-term borrowings                                              (111,813)            17,731
      Proceeds from issuance of long-term debt                                                   200,000             23,696
      Reduction of long-term debt                                                                 (2,808)              (233)
      Additional investment by parent company                                                     14,000              8,000
      Dividends paid                                                                             (39,941)           (45,930)
                                                                                     --------------------------------------
Net Cash Used In Financing Activities                                                             59,438              3,264
                                                                                     --------------------------------------

Net (decrease) increase in Cash and Cash Equivalents                                              85,279             (8,694)
Beginning balance in Cash and Cash Equivalents                                                     3,011             15,197
                                                                                     --------------------------------------

Ending balance in Cash and Cash Equivalents                                                   $   88,290         $    6,503
                                                                                     ======================================

Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
       Interest                                                                               $   26,252         $   26,138
       Income Taxes                                                                           $    9,644         $   13,522


   The accompanying notes are an integral part of the financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



NOTE 1.    MANAGEMENT'S STATEMENT
---------------------------------

    In the opinion of the management of Sierra Pacific Power Company, (the Company or SPPC), a wholly owned subsidiary of Sierra Pacific Resources (SPR), the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                               Reclassifications
                               -----------------

     Certain items previously reported for years prior to 2000 have been reclassified to conform to the current year's presentation. Net income and shareholder's equity were not affected by these reclassifications.


NOTE 2.   RECENT PRONOUNCEMENTS
-------------------------------

Financial Accounting Standards Board
------------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, entitled "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. In May 1999, members of the FASB agreed to delay the effective date of Statement 133 to fiscal years beginning after June 15, 2000.

     In June 2000, the FASB issued SFAS 138 that amended SFAS 133 in a number of respects. Among other revisions, SFAS 138 exempted from the fair value requirements normal purchases and normal sales (as defined by SFAS 133) that contain settlement provisions, if it is probable that the contracts will not settle net and will result in physical delivery. The Company is still assessing the impact of SFAS 133 and SFAS 138 on its financial condition and results of operations.

Securities and Exchange Commission
----------------------------------

     In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Subsequently, SAB No. 101A and SAB No. 101B were released delaying the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that the SAB will have a material effect on its financial statements.

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

     Financial data for business segments is as follows (in thousands).


   Three Months
Ended June 30, 2000               Electric         Gas              Water            Consolidated
-------------------               --------------   --------------   --------------   --------------
Operating Revenues                 $    176,820     $     16,851     $     15,335     $    209,006
                                  ==============   ==============   ==============   ==============
Operating Income                   $     11,934     $      1,139     $      5,660     $     18,773
                                  ==============   ==============   ==============   ==============

   Three Months
Ended June 30, 1999               Electric         Gas              Water            Consolidated
-------------------               --------------   --------------   --------------   --------------
Operating Revenues                 $    147,348     $     18,851     $     13,619     $    179,818
                                  ==============   ==============   ==============   ==============
Operating Income                   $     24,601     $      1,189     $      4,047     $     29,837
                                  ==============   ==============   ==============   ==============

   Six Months
Ended June 30, 2000               Electric         Gas              Water            Consolidated
-------------------               --------------   --------------   --------------   --------------
Operating Revenues                 $    334,442     $     51,311     $     25,584     $    411,337
                                  ==============   ==============   ==============   ==============
Operating Income                   $     37,933     $      5,751     $      8,392     $     52,076
                                  ==============   ==============   ==============   ==============

   Six Months
Ended June 30, 1999               Electric         Gas              Water            Consolidated
-------------------               --------------   --------------   --------------   --------------
Operating Revenues                 $    291,651     $     56,878     $     23,900     $    372,429
                                  ==============   ==============   ==============   ==============
Operating Income                   $     51,285     $      7,479     $      6,846     $     65,610
                                  ==============   ==============   ==============   ==============


NOTE 4.   COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company has four water wells which currently exceed the federal drinking water standard for naturally occurring arsenic concentrations. Production from three of these wells continues by blending water treated at the Glendale Water Treatment Plant. The fourth well is out of service pending treatment. The Company's water laboratory research staff is developing options to assure that the Company is prepared to meet new arsenic standards. The new Arsenic regulations will be promulgated in 2000 and the proposed regulation is expected to require action on 17 of the 25 wells serving the Company's system. Depending upon final rules from the EPA, the Company may incur between $70 million and $98 million by 2004 to meet the new standards.

     In accordance with the revised Divestiture Plan stipulation approved by the Public Utilities Commission of Nevada (PUCN) in February 2000 (see the 1999 Annual Report on Form 10-K), SPR is offering for sale generation assets with peak capacity of approximately 2,985 megawatts (MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by Nevada Power Company (NVP). Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First stage indicative bids were received on May 25, 2000. The short list of qualified bidders for each of the seven bundles being offered was completed and bidders notified by June 6, 2000. The second stage due diligence process was started on June 6, 2000, and will continue through mid-August.
Final bids and the selection of winning bids will occur in late August and early September 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

NOTE 5.   LONG TERM DEBT
------------------------

     On June 9, 2000, the Company issued $200 million of floating rate notes that will mature on June 12, 2001. Interest on the notes is payable quarterly commencing on September 9, 2000. The interest rate on the notes for each interest period will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.50%. These notes will not be entitled to any sinking fund and are non-callable. The net proceeds of the $200 million issue were used to redeem $100 million of floating rate notes on July 14, 2000, and the remaining proceeds were used to reduce the amount of the Company's commercial paper outstanding.

NOTE 6.   SHORT-TERM BORROWINGS
-------------------------------

     The Company's commercial paper balance decreased from approximately $109.6 million at December 31, 1999, to approximately $101.8 million at March 31, 2000. On June 30, 2000, the Company had no commercial paper outstanding, as a result of the issuance of long-term debt in June 2000. See Note 5 - Long-Term Debt (above).

NOTE 7.   NEVADA RESTRUCTURING ACTIVITIES
-----------------------------------------

     The PUCN approved stipulated agreements that resolve a federal lawsuit and major restructuring issues including past costs. Refer to the REGULATORY MATTERS section in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this report for a discussion of these matters. The Company has agreed to sell its generation assets and the stipulated agreements provide for the disposition of the proceeds from the sale of those assets.

     As a result, the Company is evaluating the impact of these regulatory actions on the value of certain Regulatory Assets currently reflected in the Condensed Consolidated Balance Sheets. The evaluation relates to the recoverability of Regulatory Assets, primarily related to generating activities, given the provisions of the stipulated agreements.

NOTE 8.   SUBSEQUENT EVENTS
---------------------------

     On July 24, 2000 the Company received a 30-day extension of its $150 million Credit Facility to August 28, 2000, in accordance with the terms of the credit agreement. The Company has requested a 364-day extension of this facility which, if granted by the participating banks, would extend this facility to August 27, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause Sierra Pacific Power Company's (SPPC's) actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) failure to receive judicial approval of the settlement agreement recently approved by the PUCN, or other difficulties relating to the implementation of the settlement; (2) fluctuations in electric, gas and other commodity prices, particularly a continuation of the recent volatility in purchased power prices in the western United States, and the ability to manage such fluctuations successfully; (3) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (4) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (5) the amount SPPC is allowed to recover from customers for certain costs that prove to be uneconomic in the new competitive market; (6) the outcome of ongoing and future regulatory proceedings; (7) management's ability to integrate the operations of Nevada Power Company (NVP) and SPPC, and to implement and realize anticipated cost savings from the merger of SPR and NVP; (8) the results of the contemplated sales by SPPC of its Nevada generating assets; (9) industrial, commercial and residential growth in the service territory of SPPC; (10) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (11) the loss of any significant customers; (12) the weather and other natural phenomena; and (13) changes in the business of major customers that may result in changes in the demand for services of SPPC. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPPC assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.


RESULTS OF OPERATIONS
---------------------

     As discussed in the results of operations discussion that follows, operating results for the second quarter of 2000 were negatively affected by higher fuel and purchased power costs during the same period. These costs were reflective of significantly higher and extremely volatile prices for purchased power that developed in May in the western United States and have continued since. The Company cannot predict how long these unprecedented market conditions will persist or how such a continuation could affect the Company's future earnings. However, in order to mitigate the effect of higher fuel and purchased power costs the Company entered into a stipulation permitting it to file monthly fuel and purchased power adjustment cases to commence not later than November 1, 2000. Customer price increases that result from higher fuel and purchased power costs are to be capped at incrementally increased or decreased rates over six-month periods. Comparative fuel and purchased power cost information is included in the results of operations discussion that follows. See "Regulatory Matters" below.

     The components of gross margin are set forth below (dollars in thousands):

                                   Three Months                                Six Months
                                  Ended June 30,                             Ended June 30,
                                  -------------                              -------------
                                                         Change from                                 Change from
                               2000         1999         Prior Year %       2000        1999         Prior Year %
                           ----------    ----------    --------------    ----------   ----------   ---------------
Operating Revenues:
     Electric              $ 176,820     $ 147,348          20.0%        $ 334,442    $ 291,651        14.7%
     Gas                      16,851        18,851         -10.6%           51,311       56,878        -9.8%
     Water                    15,335        13,619          12.6%           25,584       23,900         7.0%
                           ---------     ---------     ----------        ---------    ---------    ---------
Total Revenues               209,006       179,818          16.2%          411,337      372,429        10.4%

Energy Costs:
     Electric                116,031        68,478          69.4%          194,787      135,616        43.6%
     Gas                      11,470        12,658          -9.4%           34,321       37,375        -8.2%
                          ----------     ---------     ----------        ---------    ---------    ---------
Total Energy Costs           127,501        81,136          57.1%          229,108      172,991        32.4%
                          ----------     ---------      ---------        ---------    ---------    ---------
Gross Margin                  81,505        98,682         -17.4%          182,229      199,438        -8.6%
                          ==========     =========      =========        =========    =========    =========

Gross Margin by Segment:
     Electric                60,789         78,870         -22.9%          139,655      156,035       -10.5%
     Gas                      5,381          6,193         -13.1%           16,990       19,503       -12.9%
     Water                   15,335         13,619          12.6%           25,584       23,900         7.0%
                           ----------    ---------     ----------        ---------    ---------     --------
Total                      $   81,505    $  98,682         -17.4%        $ 182,229    $ 199,438        -8.6%
                           ==========    =========     ==========        =========    =========     ========


     The causes for significant changes in specific lines comprising the results of operations are as follows (dollars in thousands):

                                   Three Months                                Six Months
                                  Ended June 30,                             Ended June 30,
                                  -------------                              -------------
                                                         Change from                                 Change from
                               2000         1999         Prior Year %       2000        1999         Prior Year %
                           ----------    ----------    --------------    ----------   ----------   ---------------
Electric Operating Revenues:
  Residential              $  38,279     $  38,486          -0.5%        $  86,190     $  86,011          0.2%
  Commercial                  48,627        46,294           5.0%           93,426        89,699          4.2%
  Industrial                  48,900        46,548           5.1%           94,014        91,915          2.3%
                           ---------     ---------     ----------        ---------    ----------   -----------
  Retail revenues            135,806       131,328           3.4%          273,630       267,625          2.2%
  Other                       41,014        16,020         156.0%           60,812        24,026        153.1%
                           ---------     ---------     ----------        ---------    ----------   -----------
Total Revenues             $ 176,820     $ 147,348          20.0%       $  334,442    $  291,651         14.7%
                           =========     =========     ==========       ==========    ==========   ===========

Retail sales in thousands of
  megawatt-hours (MWH)         2,131         2,046           4.2%            4,248         4,140          2.6%
                           ---------     ---------     ----------        ---------    ----------   -----------
Average retail revenue
  per MWH                  $   63.73     $   64.19          -0.7%        $   64.41    $    64.64         -0.4%


     Residential revenues decreased slightly for the three months ended June 30, 2000 and increased slightly for the six months ended June 30, 2000. These changes were due to increases in total customers over the prior periods largely being offset by lower use per customer as a result of milder weather in 2000 compared to the same periods in 1999.

     Commercial revenues increased for both the three months and six months ended June 30, 2000. This was due primarily to increases of 3.3% and 3.4%, respectively, in customers and, to a lesser extent, usage at higher billing rates within the class.

     Industrial revenues also increased for both the three months and six months ended June 30, 2000. This was due to a change in classification of one customer to the commercial class offset by increases in the number of smaller industrial customers and to higher usage by the remaining large industrial customers.

     Other electric revenues were higher in the second quarter of 2000 compared to the prior year primarily due to a $24.9 million increase in wholesale electric revenues that resulted from more wholesale opportunities offset by a refund reserve reflecting an agreement with the PUCN. Similarly, other electric revenues were higher for the six months ended June 30, 2000, due to a $32.8 million increase in wholesale electric sales. The increase for the six months ended June 30, 2000, was also due in part to the 1999 reclassification of a $4.3 million reserve to revenues from operating expense, that was made in order to reflect a refund resulting from an agreement with the PUCN to refund a share of earnings.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999       Prior Year %
                                  ------------  ------------    -----------       ------------  -----------    -----------
Gas Operating Revenues ($000):
         Residential               $     6,212   $     8,273          -24.9%       $    22,938  $    25,216          -9.0%
         Commercial                      3,292         4,311          -23.6%            11,716       13,149         -10.9%
         Industrial                      2,111         2,391          -11.7%             5,457        6,118         -10.8%
         Deferred Energy                 1,096             -               -               720            -              -
         Miscellaneous                     595           412           44.4%             1,008          943           6.9%
                                  ------------  ------------    -----------       ------------  -----------     ---------
         Total retail revenue           13,306        15,387          -13.5%            41,839       45,426          -7.9%
         Wholesale revenue               3,545         3,464            2.3%             9,472       11,452         -17.3%
                                  ------------  ------------    -----------       ------------  -----------     ---------
Total Revenues                     $    16,851        18,851          -10.6%            51,311       56,878          -9.8%
                                  ============  ============    ===========       ============  ===========     =========

Sales Decatherms (Dth):
         Retail                      1,937,604     2,621,342          -26.1%         7,066,300    8,021,177         -11.9%
         Wholesale                   1,160,969     1,797,396          -35.4%         3,542,176    5,548,332         -36.2%
                                  ------------  ------------    -----------       ------------  -----------     ---------
         Total                       3,098,573     4,418,738          -29.9%        10,608,476   13,569,509         -21.8%
                                  ------------  ------------    -----------       ------------  -----------     ---------

Average revenues per Dth
         Retail                    $      6.87   $      5.87           17.0%       $      5.92   $     5.66           4.5%
         Wholesale                 $      3.05   $      1.93           58.4%       $      2.67   $     2.06          29.6%

     The three months ended June 30, 2000, continued to show decreased gas revenues among residential, commercial and industrial customers, the result of significantly lower usage per customer due to mild weather conditions. The quarter's reduced usage exceeded the continued increases in residential and commercial customers of 4.4% and 2.6%, respectively. Similarly, the six-month period ended June 30, 2000, reflected significant reductions in usage by all classes of retail customers, in spite of increases in residential and commercial customers of 4.9% and 2.9%, respectively.

     A small increase in wholesale gas revenues for the second quarter of 2000 over the same period in 1999 somewhat reduced the wholesale revenue shortfall in the first quarter of 2000, which had resulted primarily from the expiration of three short-term gas contracts that were included in 1999 revenues.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  -----------     -----------
Water Operating Revenues ($000)    $    15,335   $    13,619           12.6%       $    25,584  $    23,900           7.0%
                                  ============  ============    ===========       ============  ===========     =========


    Water revenues were higher for the second quarter of 2000 due to a 7.4% increase in the number of customers and increased use per customer, primarily by the Company's irrigation customers. Water revenues for the six months ended June 30, 2000, also increased compared to the prior year due to increases in the numbers of customers and increased use per customer.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  ------------    -----------
Purchased Power ($000)             $    71,949   $    42,111           70.9%       $   121,429   $    82,779          46.7%
Purchased Power in thousands
   of MWHs                               1,706         1,703            0.2%             3,299         3,023           9.1%
Average cost per MWH
   of Purchased Power              $     42.17   $     24.73           70.6%       $     36.81   $     27.38          34.4%

     Purchased power costs were higher for the three and six months ended June 30, 2000 because the Company fulfilled more of its total energy requirements with more expensive economy energy purchased power, which significantly increased in cost from the prior period.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  -----------     -----------
Fuel for Power Generation ($000)   $    44,082   $    26,367           67.2%       $    73,358   $    52,837          38.8%

Thousands of MWHs generated              1,343         1,146           17.2%             2,543         2,319           9.7%
Average cost per MWH
   of Generated Power              $     32.82   $     23.01           42.7%       $     28.85   $     22.78          26.6%

    Fuel for generation costs for the both the three month and six month periods ended June 30, 2000, were significantly higher than the same periods of the prior year as gas prices increased significantly and volumes were higher to accommodate greater system load.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  -----------     -----------
Gas Purchased for Resale ($000)
         Retail                    $     7,760   $     9,444          -17.8%       $    24,898  $    27,005          -7.8%
         Wholesale                       3,710         3,214           15.4%             9,423        3,023          -9.1%
                                  ------------  ------------    ------------      ------------  -----------     -----------
         Total                          11,470        12,658           -9.4%            34,321       37,375          -8.2%
                                  ============  ============    ============      ============  ===========     ==========

Gas Purchased for Resale
   (thousands of decatherms)
         Retail                    $     1,945   $     2,621          -25.8%       $     6,585  $     8,025         -17.9%
         Wholesale                       1,162         1,797          -35.3%             3,543        5,548         -36.1%
                                  ------------  ------------    ------------      ------------  -----------     ----------
         Total                           3,107         4,418          -29.7%            10,128       13,573         -25.4%
                                  ============  ============    ============      ============  ===========     ==========

Average cost per decatherm)
         Retail                    $      3.99   $      3.60           10.8%       $      3.78   $     3.37          12.2%
         Wholesale                 $      3.19   $      1.79           78.2%       $      2.66   $     1.87          42.2%

    The cost of retail gas purchased for resale decreased for the three and six months ended June 30, 2000 as reduced demand due to milder weather more than offset increases in gas unit prices.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                         (in $000's)                                     (in $000's)
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  -----------     -----------
Allowance for other funds
used during construction           $        84   $         -               -       $       152  $         -              -

Allowance for borrowed funds
used during construction                   634           236          168.6%             1,116          434         157.1%
                                  ------------  ------------    ------------      ------------  -----------    -----------
         Total                             718           236          204.2%             1,268          434         192.2%
                                  ============  ============    ============      ============  ===========    ===========

    Total allowance for funds used during construction (AFUDC) is higher for the three and six months ended June 30, 2000, as compared to the same periods in 1999 because of higher construction work in progress balances in 2000.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                         (in $000's)                                     (in $000's)
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  -----------     -----------
Other operating expense           $    31,898   $    30,765            3.7%       $    59,767   $   54,547           9.6%
Maintenance expense                     5,228         5,164            1.2%             9,713       10,660          -8.9%
Income taxes                            1,616         8,597          -81.2%            12,650       20,409         -38.0%
Interest charges-other                  4,197         2,280           84.1%             7,408        4,883          51.7%

    Other operating expense was higher for the second quarter of 2000 due to increased legal fees over the same period in 1999. Other operating expense for the six months ended June 30, 2000 also increased as compared to the same period in 1999 due to increased legal fees in the current year and a first quarter 1999 reclassification of a reserve to revenues of $4.3 million from operating expense that was made in order to reflect a refund resulting from an agreement with the PUCN to refund a share of earnings.

    Maintenance costs for the three months ended June 30, 2000 were comparable to the same period in 1999, and were lower for the six months ended June 30, 2000 due to slightly lower plant maintenance expenses in the first quarter of 2000 than in the same period in 1999.

    Income taxes decreased for both the three and six months periods ended June 30, 2000, due to comparable reductions in pre-tax income in 2000 as compared to the same periods in 1999.

    Interest charges-other were higher for the three and six months ended June 30, 2000, due to significantly higher commercial paper balances during those periods as compared to the same periods in 1999, and due to interest on the $200 million of floating rate notes issued in early June 2000.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

    During the first six months of 2000, the Company earned approximately $22.0 million in income before preferred stock dividends. It declared $1.95 million in dividends to holders of its preferred stock and declared $38.0 million in common stock dividends to its parent, Sierra Pacific Resources.

    Cash flows during the six months ended June 30, 2000 increased compared to the same period in 1999. Cash flows were greater due to an increase in cash provided by financing activities, a decrease in cash used for investing activities, and, to a lesser extent, an increase in cash flows from operating activities. The increase in cash flows from financing activities is primarily the result of a significant increase in long-term debt in excess of the decrease in short-term borrowings. The decrease in cash used for investing activities was due to the Company's 1999 acquisition of General Electric Capital Corporation's interest in Pinon Pine Company L.L.C.

Construction Expenditures and Financing
---------------------------------------

    The Company's construction program and capital requirements for the period 2000-2004 were originally discussed in the Company's 1999 Annual Report on Form 10-K. Of the amount projected for 2000 ($137.7 million), $52.7 million (38.3%) had been spent as of June 30, 2000. Internally generated funds provided 71.5% of construction expenditures.

Financing
---------

    On June 9, 2000, the Company issued $200 million of floating rate notes,
that will mature on June 12, 2001.   Interest on the notes is payable quarterly
commencing on September 9, 2000. The interest rate on the notes for each interest period will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.50%. These notes will not be entitled to any sinking fund and are non-callable. The net proceeds of the $200 million issue were used to redeem $100 million of floating rate notes on July 14, 2000, and the remaining proceeds were used to reduce the amount of the Company's commercial paper outstanding.

     On July 24, 2000 the Company received a 30-day extension of its $150 million Credit Facility to August 28, 2000, in accordance with the terms of the credit agreement. The Company has requested a 364-day extension of this facility which, if granted by the participating banks, would extend this facility to August 27, 2001.

Generation Divestiture
----------------------

     In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR is offering for sale generation assets with peak capacity of approximately 2,985 megawatts
(MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First stage indicative bids were received on May 25, 2000. The short list of qualified bidders for each of the seven bundles being offered was completed and bidders notified by June 6, 2000. The second stage due diligence process was started on June 6, 2000, and will continue through mid-August.
Final bids and the selection of winning bids will occur in late August and early September 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

                               REGULATORY MATTERS
                               ------------------

Nevada Electric Restructuring Activities
----------------------------------------

     Competition was originally scheduled to start on March 1, 2000. However, in February 2000 the Governor of Nevada delayed the start date of competition indefinitely. Generally, restructuring regulations and PUCN decisions during the first and second quarters of 2000 proceeded slowly. Numerous hearings and workshops have been held by the Public Utilities Commission of Nevada (PUCN) regarding two important regulations, Provider of Last Resort and Past Costs.

     On March 28, 2000, the Company and its parent, Sierra Pacific Resources, together with Nevada Power Company, filed a federal lawsuit challenging Nevada's laws providing for competition in the electric utility industry and the PUCN's implementation of competition. See SPR's Form 8-K, filed on April 17, 2000.

     On July 20, 2000, the PUCN approved stipulated agreements that resolve the federal lawsuit and major restructuring issues including past costs. See SPR's Form 8-K, filed on July 26, 2000. On August 3, 2000, the PUCN approved revisions to the stipulated agreements. The stipulations pave the way for open access to occur in a phased manner beginning in November for large commercial
customers and continuing until September 2001 for residential customers.   The
following are highlights of the stipulations:

Opening Dates

     Retail access choice will be phased in based upon customer size. Customers will be able to choose a new supplier for energy, metering, billing or customer service according to the following schedule:

          November 1, 2000 - Large commercial customers including large resorts and mines
          April 1, 2001 - Medium commercial customers
          June 1, 2001 - Small commercial customers
          September 1, 2001 - December 1, 2001 - residential customers

Incentives for Company to Meet Open Access Dates

     Provided that open access procedures, including billing and settlement, are in place by the open access dates, the Company will be allowed to retain up to $9 million from any gain on the divestiture of generation assets.

Transmission Access

     The Company has filed a modified Open Access Tariff with FERC to facilitate retail open access. The Company also continues to pursue compliance with FERC Order 2000 and the formation of a regional transmission organization (RTO).
Also see FERC Matters, below.

Past Costs

     Major past cost issues are resolved by the stipulations. The Company has waived its rights to the collection of any past costs other than those provided for in the stipulations. The parties have agreed that the stipulations eliminate the need for a past cost regulation.

Generation

     The gain on the sale of generation facilities will be calculated based upon recorded book values as of the date of sale and includes costs of sale, less applicable taxes. Common and general plant allocable to generation will be recoverable from the gain. Additional gain, if any, up to $9 million will be applied to the allowed incentives to the Company for meeting retail open access dates, as described above. Any remaining gain will be set aside in an escrow account to be utilized to pay down costs associated with above-market purchased power contracts.

Purchased Power Contracts

     The Company will auction its purchased power contracts on an annual basis in the wholesale markets. If the auction does not yield sufficient proceeds to pay for the purchased power contracts, the Company will collect the difference from all customers through a non-bypassable wires charge. This Purchased Power Annual Auction Mechanism (PPAAM) charge will be in place on November 1, 2000 when the market opens.

     To the extent that there are tax or market advantages, the Company will pursue a competitive permanent auction of purchased power contracts. Such an auction would be funded by an amount not to exceed the principal and interest in the escrow account that was funded by the gain on the sale of generation assets.

     If the permanent auction does not proceed or if such auction does not exhaust the generation escrow account, the PPAAM charge will be reduced by an annuity calculated on any remaining amount in the generation escrow account.

Metering

     Customers will have the opportunity to purchase metering equipment directly from SPPC or through an alternative seller. Such assets will be sold at net book value.

Transition Costs

     The ability of the Company to recover costs it expects to spend to open the market, referred to as transition costs, was not resolved by the stipulations. The Company expects to petition the PUCN in the near future to request recovery of its transition costs.

Earnings Sharing

     The stipulated agreements discussed earlier set the shared earnings refund to customers at a total of $9.3 million, for which the Company has recorded appropriate reserves.

     In other matters related to restructuring, the PUCN has continued rulemaking and discussion related to a number of topics including:

Independent Scheduling Administrator (ISA)

     On March 21, 2000, the PUCN issued a Notice of Workshop on retail transmission issues including funding for the Mountain West Independent Scheduling Administrator (MWISA). In a workshop held April 12, various parties advocated that the utilities provide funding and that the PUCN should provide cost recovery for the utilities. The PUCN and the parties will continue to explore this issue in the future workshops.

     During the second quarter of 2000 the MWISA option has not been given a means of funding its operation. Though this option is still available, the Company is planning and proposing utility transmission open access tariffs until an RTO can be put in place. See FERC Matters, below, for a further discussion of transmission access issues.

Unbundling of Utility Services

     On May 4, 2000, the PUCN issued a final order (the "Order") that was consistent with its September 1999 interim order. See the Company's 1999 Annual Report on Form 10-K for additional information on the interim order. The Order reduces the Company's revenue requirement and return on equity for distribution service for those customers who choose to leave the Company upon the start of
retail competition.   The Company filed a Petition for Reconsideration with the
PUCN on May 19. The Petition for Reconsideration was granted on July 12 by the PUCN.

Provider of Last Resort (PLR)

     The PLR will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins. Nevada Senate Bill 438 provides for the electric distribution utility (EDU) to provide PLR services from the start of competition until July 1, 2001. The Company is seeking to modify the PLR regulation. If the Company does not provide PLR services, the May 4, 2000 Order referred to above could result in a reduction of revenues.

     On May 3, 2000, the PUCN reissued the PLR regulation for comment. The current draft regulation continues to contain various provisions that could have negative financial ramifications for the Company. See the Company's 1999 Annual Report on Form 10-K.

     The PUCN is nearing completion of this regulation. Certain legal issues surrounding the EDU or PLR ability to provide unbundled metering services are not resolved. In addition, the proposed regulation continues to contain a strict standard of conduct to govern the relationship between EDU and PLR functions. Implementation of these provisions could have negative financial ramifications.

California Matters
------------------

Generation Divestiture

     On March 2, 2000, the Company filed a new application requesting exemption from California Public Utility Commission (CPUC) approval of the Nevada-based generation divestiture transaction. The Company cited several reasons for the exemption including that the PUCN and FERC oversight of the generation divestiture will assure reliability and market power mitigation as required by California's electric restructuring legislation.

Distribution Performance-Based Rate-making (PBR)

     On May 4, 2000, the CPUC dismissed without prejudice the Company's January 3, 2000 distribution PBR proposal (see the Company's 1999 Annual Report on Form 10-K). The order accepted the application as meeting the compliance requirement but directed the Company to re-file it when the cost of capital and cost of service studies are available. On May 8, 2000, the Company filed its 2001 Cost of Capital application. On July 3, 2000, the Company re-submitted the PBR proposal along with the Cost of Service Study.

FERC Matters
------------

Independent Transmission Company

     On April 26, 2000, the Company, together with Nevada Power Company, Portland General Electric Company, Avista Corporation, The Montana Power Company, and Puget Sound Energy, Inc. agreed to study the formation of a for-profit Independent Transmission Company (ITC). The ITC is continuing to review its options as the Regional Transmission Organization (RTO) process continues toward the October 15, 2000 filing deadline.

Transmission Rate Case

     In March 1999, the Company filed an application with the FERC to increase its Open Access Transmission rates. See the Company's 1999 Annual Report on Form 10-K. On March 30, 2000, the Company filed a Loss Study that the Company agreed to provide in the partial settlement that was approved in January 2000. On April 27, 2000, a pre-hearing conference was held to set a procedural schedule for remaining issues. A settlement has been reached on the loss study that will be submitted to the FERC for approval.

Generation Tariffs and Transitional Purchase Power Agreements

     On March 31, 2000, the Company filed for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of divested generation would operate after divestiture. Included in the filing are the Transitional Purchase Power Agreements (TPPAs) between the Company and the new owners.

     On May 31, 2000, the FERC accepted the tariffs and the TPPAs. The FERC required one change to the TPPAs. The FERC also set for hearing the level of rates for ancillary services in the tariffs and the rates in the TPPAs. A procedural schedule has been established for the hearing on rates. On June 29, 2000, the Company filed the revised TPPAs in compliance with the May 31 order.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

    See "Results of Operations" above for a discussion of recent increased prices and volatility in the markets for purchased power and fuel, which have had a negative effect on the financial performance of SPPC.

PART II
-------


ITEM 1.   LEGAL PROCEEDINGS

     On March 28, 2000, SPR, NVP, and SPPC filed a lawsuit in Federal District Court in Nevada asking the court to declare unconstitutional certain aspects of the Nevada laws that created the framework for a deregulated electric market in Nevada.

     On July 20, 2000, the PUCN approved a stipulation (the "Settlement") entered into among the parties to state and federal lawsuits permitting NVP to increase its rates effective August 1, 2000, by approximately $48 million annually to recover increased costs of fuel and purchased power, and to update its going-forward costs of fuel and purchased power thereafter with monthly fuel and purchased power filings up to March 2003. Increases and/or decreases are capped at incrementally increased or decreased rates over successive six-month periods at .95 mils for the first six months, 1.15 mils for the second six months, 1.25 mils for the third six months, 1.55 mils for the next six months, and 1.75 mils for the remaining period. The Settlement also permits SPPC to commence filing monthly fuel and purchased power adjustment cases on the same basis to commence not later than November 1, 2000. SPPC fuel and purchased power increases and/or decreases are also capped at incrementally increased or decreased rates over successive six-month periods starting October 1, 2000 at
4.5 mils for the first six-month period followed by .95, 1.15, 1.35, 1.55, and
1.75 mils for each successive six-month period.

     The Settlement also resolves numerous other issues relating to the restructuring of the electric industry in Nevada, including phased-in access to competitive markets by customer class, recovery of stranded costs, auctioning out-of-market qualified facility and other purchased power contracts, imposition of a wires charge to recover any balance, and filing of new proceedings to address metering costs and transition costs. The Settlement was contingent on stipulations entered into with third parties with respect to several other pending dockets. On July 28, 2000, the parties revised the Settlement to remove the contingencies. The revisions were approved by the PUCN on August 3, 2000, but still remain subject to judicial approval as well as future regulatory proceedings relating to the filing of monthly fuel and purchased power cases, recovery of stranded costs, and divestiture of generation proceeds. The outcome of the dockets and proceedings cannot be predicted at this time; however, unfavorable treatment of any of these proceedings would have a negative effect on the economic value of the Settlement.

     See the Form 8-K filed July 26, 2000 and Regulatory Matters, above, for additional details.

     Although the Company is involved in other ongoing litigation on a variety of matters, it is management's opinion that none individually or collectively are material to the Company's financial position.



ITEM 5.   OTHER INFORMATION

     On July 12, 2000, SPR issued a press release announcing that fuel and purchased power costs would negatively impact earnings for the second quarter and the remainder of 2000. For additional details, see the Form 8-K filed July 14, 2000.

     On July 20, 2000, SPR issued a press release announcing that SPR, its utility subsidiaries, SPPC and Nevada Power Company (NVP), Nevada regulators and several other parties took steps toward a settlement of issues involving restructuring the electric utility industry in the state, setting new electric rates for NVP's and SPPC's customers and resolving other issues involved in state and federal court cases filed by NVP and SPPC. For additional details, see the Form 8-K filed July 26, 2000.

     On July 21, 2000, SPR issued a press release announcing the resignation of Michael R. Niggli, Chairman and Chief Executive Officer of Sierra Pacific Resources. For additional details, see the Form 8-K filed July 26, 2000.

     On August 9, 2000, the Board of Directors of Sierra Pacific Resources announced that Walter M. Higgins had been named chairman, president and chief executive officer. Mr. Higgins returns to SPR, where he served from 1994 to

1998 as chairman of the board, president and chief executive officer. Since January 1998, he has served as chairman and chief executive officer of Atlanta, Georgia-based AGL Resources, Inc., the holding company of Atlanta Gas Light

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits filed with this Form 10-Q.


    (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements filed on Form 10-Q for the six month period ended June 30, 2000, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)  Reports on Form 8-K

Form 8-K filed on April 21, 2000 - Item 5, Other Events

     Described, and included as an exhibit, SPR's press release dated April 18, 2000, announcing the resignation of Malyn K. Malquist, President and Chief Operating Officer of SPR, and President of SPPC.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Sierra Pacific Power Company
                                        ---------------------------------
                                                 (Registrant)




Date:    August 14, 2000                 By     /s/  Mark A. Ruelle
     -----------------------------              -------------------
                                                  Mark A. Ruelle
                                            Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)



Date:    August 14, 2000                 By     /s/  Mary O. Simmons
     ------------------------------             --------------------
                                                  Mary O. Simmons
                                                    Controller
                                           (Principal Accounting Officer)