Form 10-Q
period 2000-09-30
SIERRA PACIFIC RESOURCES; NEVADA POWER CO; SIERRA PACIFIC POWER CO
filed 2000-11-14
CIK 741508, 71180, 90144

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                   Registrant, State of Incorporation, Address of
Commission File    Principal Executive Offices and Telephone        I.R.S. employer
Number             Number                                           Identification Number

1-8788             SIERRA PACIFIC RESOURCES                         88-0198358
                   P.O. Box 10100
                   (6100 Neil Road)
                   Reno, Nevada 89520-0400 (89511)
                   (775) 834-4011

1-4698             NEVADA POWER COMPANY                             88-0045330
                   6226 West Sahara Avenue
                   Las Vegas, Nevada 89146
                   (702) 367-5000

0-508              SIERRA PACIFIC POWER COMPANY                     88-0044418
                   P.O. Box 10100
                   (6100 Neil Road)
                   Reno, Nevada 89520-0400 (89511)
                   (775) 834-4011

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes    X       No ___
                                   -----

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                    Outstanding at November 3, 2000
Common Stock, $1.00 par value              78,450,966 Shares
of Sierra Pacific Resources

Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $1.00 stated value, of Nevada Power Company.
Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $1.00 stated value, of Sierra Pacific Power Company.

This combined Quarterly Report on Form 10-Q is separately filed by Sierra Pacific Resources, Nevada Power Company and Sierra Pacific Power Company. Information contained in this document relating to Nevada Power Company is filed by Sierra Pacific Resources and separately by Nevada Power Company on its own behalf. Nevada Power Company makes no representation as to information relating to Sierra Pacific Resources or its subsidiaries, except as it may relate to Nevada Power Company. Information contained in this document relating to Sierra Pacific Power Company is filed by Sierra Pacific Resources and separately by Sierra Pacific Power Company on its own behalf. Sierra Pacific Power Company makes no representation as to information relating to Sierra Pacific Resources or its subsidiaries, except as it may relate to Sierra Pacific Power Company.

================================================================================

                           SIERRA PACIFIC RESOURCES
                             NEVADA POWER COMPANY
                         SIERRA PACIFIC POWER COMPANY
                        QUARTERLY REPORTS ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                   CONTENTS

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.   Financial Statements

   Sierra Pacific Resources-
          Condensed Consolidated Balance Sheets-September 30, 2000 and
              December 31, 1999.................................................  2

           Condensed Consolidated Statements of Income-Three Months and Nine
               Months Ended September 30, 2000 and 1999.........................  3

           Condensed Consolidated Statements of Cash Flows-Nine Months Ended
               September 30, 2000 and 1999......................................  4

   Nevada Power Company-
          Condensed Balance Sheets - September 30, 2000 and December 31,
              1999..............................................................  5

          Condensed Statements of Income - Three and Nine Months Ended
              September 30, 2000 and 1999.......................................  6

          Condensed Statements of Cash Flows - Nine Months Ended September 30,
              2000 and 1999...................................................... 7

   Sierra Pacific Power Company-
          Condensed Consolidated Balance Sheets - September 30, 2000 and
              December 31, 1999.................................................  8

          Condensed Consolidated Statements of Income - Three Months and Nine
              Months Ended September 30, 2000 and 1999..........................  9

          Condensed Consolidated Statements of Cash Flows - Nine Months Ended
              September 30, 2000 and 1999......................................  10

   Notes to Condensed Consolidated Financial Statements .......................  11

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................  21
              Sierra Pacific Resources Results of Operations...................  24
              Nevada Power Company Results of Operations ......................  27
              Sierra Pacific Power Company Results of Operations ..............  32

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk...........  42

                          PART II-OTHER INFORMATION
                          ---------------------------

ITEM 1.   Legal Proceedings....................................................  43

ITEM 4.   Submission of Matters to a Vote of Security Holders..................  44

ITEM 5.   Other Information....................................................  44

ITEM 6.   Exhibits and Reports on Form 8-K.....................................  44

Signature Page.................................................................  45

                           SIERRA PACIFIC RESOURCES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                                               September 30,             December 31,
                                                                                   2000                     1999
                                                                            ------------------         ---------------
                                                                                (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                             $  5,189,875               $ 5,028,204
    Less:  accumulated provision for depreciation                                 1,607,945                 1,490,600
                                                                               ------------               -----------
                                                                                  3,581,930                 3,537,604
  Construction work-in-progress                                                     342,004                   278,530
                                                                               ------------               -----------
                                                                                  3,923,934                 3,816,134
                                                                               ------------               -----------

Investments in subsidiaries and other property, net                                 132,838                   105,880
                                                                               ------------               -----------

Current Assets:
  Cash and cash equivalents                                                          16,741                     4,789
  Accounts receivable less provision for uncollectible accounts:
      2000-$4,771; 1999-$6,475                                                      416,536                   213,452
  Materials, supplies and fuel, at average cost                                      86,113                    73,193
  Deferred energy costs                                                                 900                    14,884
  Other                                                                              52,140                     7,003
                                                                               ------------               -----------
                                                                                    572,430                   313,321
                                                                               ------------               -----------
Deferred Charges:
  Goodwill, net of amortization                                                     321,515                   327,725
  Regulatory tax asset                                                              192,685                   192,685
  Other regulatory assets                                                           109,993                    98,641
  Other                                                                             123,868                   122,677
                                                                               ------------               -----------
                                                                                    748,061                   741,728
                                                                               ------------               -----------

  Net assets of discontinued operations (Note 9)                                    260,384                   258,574
                                                                               ------------               -----------

                                                                               $  5,637,647               $ 5,235,637
                                                                               ============               ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity                                                  $  1,397,982               $ 1,477,129
  Preferred stock                                                                    50,000                    50,000
  SPPC/ NVP obligated mandatorily redeemable preferred trust securities             237,372                   237,372
  Long-term debt                                                                  2,150,494                 1,556,627
                                                                               ------------               -----------
                                                                                  3,835,848                 3,321,128
                                                                               ------------               -----------
Current Liabilities:
  Short-term borrowings                                                             205,175                   754,979
  Current maturities of long-term debt                                              455,986                   202,709
  Accounts payable                                                                  272,613                   138,448
  Accrued interest                                                                   43,183                    15,394
  Dividends declared                                                                 19,918                    20,850
  Accrued salaries and benefits                                                      21,203                    15,410
  Deferred taxes on deferred energy costs                                                 -                     5,683
  Other current liabilities                                                          17,185                    29,773
                                                                               ------------               -----------
                                                                                  1,035,263                 1,183,246
                                                                               ------------               -----------
Commitments & Contingencies (Note 10)

Deferred Credits:
  Deferred federal income taxes                                                     415,096                   405,594
  Deferred investment tax credit                                                     57,285                    62,604
  Regulatory tax liability                                                           48,391                    49,160
  Customer advances for construction                                                111,408                   109,422
  Accrued retirement benefits                                                        81,825                    67,314
  Other                                                                              52,531                    37,169
                                                                               ------------               -----------
                                                                                    766,536                   731,263
                                                                               ------------               -----------
                                                                               $  5,637,647               $ 5,235,637
                                                                               ============               ===========

   The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                   Three Months Ended                  Nine Months Ended
                                                                     September 30,                       September 30,
                                                                ---------------------               --------------------
                                                                   2000         1999                  2000         1999
                                                                -------       -------               -------       ------
                                                                      (Unaudited)                         (Unaudited)
OPERATING REVENUES:
  Electric                                                    $ 852,730     $ 455,617           $ 1,662,592    $ 875,987
  Gas                                                            12,967         8,716                64,278        8,716
  Other                                                           2,657         2,713                 9,165        2,713
                                                              ---------     ---------            ----------    ---------
                                                                868,354       467,046             1,736,035      887,416
                                                              ---------     ---------            ----------    ---------
OPERATING EXPENSES:
  Operation:
    Purchased Power                                             581,994       136,488               911,773      274,129
    Fuel for power generation                                   151,567        69,697               317,594      135,725
    Gas purchased for resale                                      6,989         6,114                41,310        6,114
    Deferral of energy costs net                                  2,445         4,268                16,719       14,651
    Other                                                        56,421        63,305               183,310      130,596
   Maintenance                                                   12,288        14,929                40,194       44,158
   Depreciation and amortization                                 39,079        32,340               116,754       71,871
   Taxes:
    Income taxes                                                (14,056)       33,212               (17,310)      40,419
    Other than income                                            11,465         8,782                31,611       19,971
                                                              ---------     ---------            ----------    ---------
                                                                848,192       369,135             1,641,955      737,632
                                                              ---------     ---------            ----------    ---------
OPERATING INCOME                                                 20,162        97,911                94,080      149,784
                                                              ---------     ---------            ----------    ---------
OTHER INCOME:
  Allowance for other funds used during construction                511        (1,119)                2,486        2,964
  Other income (expense) - net                                      169          (165)                3,578       (1,328)
                                                              ---------     ---------            ----------    ---------
                                                                    680        (1,284)                6,064        1,636
                                                              ---------     ---------            ----------    ---------
               Total Income Before Interest Charges              20,842        96,627               100,144      151,420
                                                              ---------     ---------            ----------    ---------
INTEREST CHARGES:
  Long term debt                                                 36,227        22,033                89,337       53,499
  Other                                                           4,718         6,877                29,618       10,217
  Allowance for borrowed funds used during construction and
    capitalized interest                                         (3,053)          317                (7,779)      (3,518)
                                                              ---------     ---------            ----------    ---------
                                                                 37,892        29,227               111,176       60,198
                                                              ---------     ---------            ----------    ---------
INCOME (LOSS) BEFORE SPPC/NVP OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                         (17,050)       67,400               (11,032)      91,222
  Preferred dividend requirements of SPPC/NVP obligated
    mandatorily redeemable preferred trust securities            (4,729)       (4,421)              (14,187)     (12,008)
                                                              ---------     ---------            ----------    ---------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                  (21,779)       62,979               (25,219)      79,214
  Preferred stock dividend requirements of subsidiary              (875)         (833)               (2,624)        (917)
                                                              ---------     ---------            ----------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                        (22,654)       62,146               (27,843)      78,297
                                                              ---------     ---------            ----------    ---------
DISCONTINUED OPERATIONS:
  Income from operations of water business to be disposed of
  (net of income taxes of $3,800 and $5,254 in 2000, and
     $733 and $733 in 1999, respectively)                         3,106         2,554                 6,282        2,554
                                                              ---------     ---------            ----------    ---------

NET INCOME (LOSS)                                             $ (19,548)    $  64,700            $  (21,561)   $  80,851
                                                              =========     =========            ==========    =========
Income (loss) per share - Basic
  Income (loss) from continuing operations                    $   (0.29)    $    0.89            $    (0.35)   $    1.37
  Income from discontinued operations                              0.04          0.04                  0.08         0.04
                                                              ---------     ---------            ----------    ---------
  Net income (loss)                                           $   (0.25)    $    0.93            $    (0.27)   $    1.41
                                                              =========     =========            ==========    =========
Income (loss) per share - Diluted
  Income (loss) from continuing operations                    $   (0.29)    $    0.89            $    (0.35)   $    1.37
  Income from discontinued operations                              0.04          0.04                  0.08         0.04
                                                              ---------     ---------            ----------    ---------
  Net income (loss)                                           $   (0.25)    $    0.93            $    (0.27)   $    1.41
                                                              =========     =========            ==========    =========

Weighted Average Shares of Common Stock Outstanding (000's)      78,446        69,365                78,428       57,298
                                                              =========     =========            ==========    =========

Dividends Paid Per Share of Common Stock                      $   0.250     $   0.250            $    0.750    $   0.750
                                                              =========     =========            ==========    =========

   The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                ----------------------------
                                                                                                 2000                1999
                                                                                                --------            --------
                                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before preferred dividends from continuing operations                                   $(25,219)           $ 79,214
 Income before preferred dividends from discontinued operations                                    6,583               2,642
 Non cash items included in income:
   Depreciation and amortization                                                                 122,269              73,156
   Deferred taxes and deferred investment tax credit                                              (1,444)              9,885
   AFUDC and capitalized interest                                                                (10,567)             (6,540)
   Deferred energy costs                                                                          13,984                   -
   Early retirement and severance amortization                                                     3,147                 699
   Other non cash                                                                                   (310)             12,547
 Changes in certain assets and liabilities, net of acquisition:
   Materials, supplies and fuel                                                                  (12,830)            (23,239)
   Accounts receivable                                                                          (203,084)            (47,555)
   Other current assets                                                                          (45,161)            (11,293)
   Accounts payable                                                                              134,165              12,526
   Other current liabilities                                                                      15,311              34,588
   Other-net                                                                                      37,499             (16,504)
                                                                                              ----------           ---------
Net Cash Flows From Operating Activities                                                          34,343             120,126
                                                                                              ----------           ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of business, net of cash acquired                                                       -            (448,311)
   Additions to utility plant                                                                   (241,221)           (195,430)
   Non cash charges to utility plant                                                               3,573                   -
   Contributions in aid of construction                                                           11,687                   -
   Customer refunds for construction                                                               1,985              10,424
                                                                                              ----------           ---------
   Net cash used for utility plant                                                              (223,976)           (633,317)
                                                                                              ----------           ---------
   Investments in subsidiaries and other property - net                                          (26,958)             (1,036)
                                                                                              ----------           ---------
Net Cash Used In Investing Activities                                                           (250,934)           (634,353)
                                                                                              ----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings                                                 (553,766)            411,025
   Proceeds from issuance of long-term debt                                                    1,050,000             230,303
   Retirement of long-term debt and preferred stock                                             (202,778)            (53,296)
   Sale of common stock                                                                               37                   -
   Dividends paid                                                                                (64,950)            (46,780)
                                                                                              ----------           ---------
Net Cash Provided By Financing Activities                                                        228,543             541,252
                                                                                              ----------           ---------
Net increase in Cash and Cash Equivalents                                                         11,952              27,025
Beginning balance in Cash and Cash Equivalents                                                     4,789               1,770
                                                                                              ----------           ---------
Ending balance in Cash and Cash Equivalents                                                     $ 16,741            $ 28,795
                                                                                              ==========           =========
Supplemental Disclosures of Cash Flow Information:
   Cash Paid During Period For:
   Interest                                                                                     $ 99,741            $ 65,458
   Income Taxes                                                                                 $ 12,730            $ 17,219

    The accompanying notes are an integral part of the financial statements

                             NEVADA POWER COMPANY
                           CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                   September 30,     December 31,
                                                                                       2000              1999
                                                                                    ------------     ------------
                                                                                    (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                   $ 3,042,565     $ 2,928,973
    Less:  accumulated provision for depreciation                                        838,531         772,003
                                                                                     -----------     -----------
                                                                                       2,204,034       2,156,970
  Construction work in progress                                                          225,767         195,671
                                                                                     -----------     -----------
                                                                                       2,429,801       2,352,641
                                                                                     -----------     -----------

Investments in Sierra Pacific Resources (Note 2)                                         529,934         654,156
Investments in subsidiaries and other property, net                                       13,939          15,644
                                                                                     -----------     -----------
                                                                                         543,873         669,800
                                                                                     -----------     -----------
Current Assets:
  Cash and cash equivalents                                                                4,669             243
  Accounts receivable less provision for uncollectible accounts:
      2000-$3,512; 1999-$2,826                                                           258,872         110,955
  Materials, supplies and fuel, at average cost                                           43,984          43,108
  Deferred energy costs                                                                        -          14,884
  Other                                                                                   20,814           3,573
                                                                                     -----------     -----------
                                                                                         328,339         172,763
                                                                                     -----------     -----------
Deferred Charges:
  Regulatory tax asset                                                                   130,834         130,833
  Other regulatory assets                                                                 30,818          28,190
  Other                                                                                   22,483          24,258
                                                                                     -----------     -----------
                                                                                         184,135         183,281
                                                                                     -----------     -----------
                                                                                     $ 3,486,148     $ 3,378,485
                                                                                     ===========     ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity including $529,934-2000; $654,156-1999
     of equity in Sierra Pacific Resources (Note 2)                                  $ 1,397,982     $ 1,477,129
  NVP obligated mandatorily redeemable preferred trust securities                        188,872         188,872
  Long-term debt                                                                         927,118         931,004
                                                                                     -----------     -----------
                                                                                       2,513,972       2,597,005
                                                                                     -----------     -----------
Current Liabilities:
  Short-term borrowings                                                                  123,063         182,000
  Current maturities of long-term debt                                                   253,369          89,842
  Accounts payable                                                                       147,303          75,088
  Accrued interest                                                                        18,603          10,098
  Dividends declared                                                                      16,086          24,126
  Accrued salaries and benefits                                                            8,733           7,025
  Deferred taxes on deferred energy costs                                                      -           5,683
  Other current liabilities                                                               15,634          18,536
                                                                                     -----------     -----------
                                                                                         582,791         412,398
                                                                                     -----------     -----------
Commitments & Contingencies (Note 10)

Deferred Credits:
  Deferred federal income taxes                                                          237,319         236,139
  Deferred investment tax credit                                                          25,528          26,624
  Regulatory tax liability                                                                14,060          14,993
  Customer advances for construction                                                      68,116          69,341
  Accrued retirement benefits                                                             29,661          18,262
  Other                                                                                   14,701           3,723
                                                                                     -----------     -----------
                                                                                         389,385         369,082
                                                                                     -----------     -----------
                                                                                     $ 3,486,148     $ 3,378,485
                                                                                     ===========     ===========

   The accompanying notes are an integral part of the financial statements.

                             NEVADA POWER COMPANY
                        CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                    September 30,
                                                                 ---------------------------        -------------------------
                                                                    2000              1999            2000             1999
                                                                 ---------          --------        --------          -------
                                                                (Unaudited)        (Unaudited)     (Unaudited)      (Unaudited)
OPERATING REVENUES:
  Electric                                                      $ 547,395           $ 349,878     $ 1,022,815        $ 770,248
OPERATING EXPENSES:
  Operation:
    Purchased power                                               385,129             101,070         593,479          238,711
    Fuel for power generation                                      86,140              47,780         178,809          113,808
    Deferral of energy costs-net                                    2,445               4,268          16,719           14,651
    Other                                                          33,638              43,952          97,923          111,243
  Maintenance                                                       8,126              11,513          27,210           40,740
  Depreciation and amortization                                    21,391              20,613          64,121           60,144
  Taxes:
    Income taxes                                                   (5,642)             33,190         (12,461)          40,397
    Other than income                                               6,542               5,626          17,860           16,815
                                                                ---------           ---------     -----------        ---------
                                                                  537,769             268,012         983,660          636,509
                                                                ---------           ---------     -----------        ---------
OPERATING INCOME                                                    9,626              81,866          39,155          133,739
                                                                ---------           ---------     -----------        ---------

OTHER INCOME:
  Equity in earnings of Sierra Pacific Resources (Note 2)         (10,766)              1,812          (2,944)           1,812
  Allowance for other funds used during construction                  430               1,330           2,272            5,413
  Other income (expense) - net                                      1,307                 (42)          2,014           (1,205)
                                                                ---------           ---------     -----------        ---------
                                                                   (9,029)              3,100           1,342            6,020
                                                                ---------           ---------     -----------        ---------
              Total Income Before Interest Charges                    597              84,966          40,497          139,759
                                                                ---------           ---------     -----------        ---------

INTEREST CHARGES:
  Long term debt                                                   15,980              16,778          46,132           48,244
  Other                                                             2,745               1,175          10,677            4,515
  Allowance for borrowed funds used during construction and
    capitalized interest                                           (2,373)             (1,491)         (6,130)          (5,326)
                                                                ---------           ---------     -----------        ---------
                                                                   16,352              16,462          50,679           47,433
                                                                ---------           ---------     -----------        ---------

INCOME (LOSS) BEFORE NVP OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                           (15,755)             68,504         (10,182)          92,326
  Preferred dividend requirements of NVP obligated
    mandatorily redeemable preferred trust securities              (3,793)             (3,793)        (11,379)         (11,380)
                                                                ---------           ---------     -----------        ---------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                    (19,548)             64,711         (21,561)          80,946
  Preferred stock dividend requirements                                 -                 (11)              -              (95)
                                                                ---------           ---------     -----------        ---------
NET INCOME (LOSS)                                               $ (19,548)           $ 64,700       $ (21,561)        $ 80,851
                                                                =========           =========     ===========        =========

Net Income (Loss) Per Share -Basic                              $   (0.25)           $   0.93       $   (0.27)        $   1.41
                                                                =========           =========     ===========        =========
                            -Diluted                            $   (0.25)           $   0.93       $   (0.27)        $   1.41
                                                                =========           =========     ===========        =========

Weighted Average Shares of Common
     Stock Outstanding (000's)                                     78,446              69,365          78,428           57,298
                                                                =========           =========     ===========        =========

Dividends Paid Per Share of Common Stock                          $ 0.250             $ 0.250         $ 0.750          $ 0.750
                                                                =========           =========     ===========        =========

   The accompanying notes are an integral part of the financial statements.

                             NEVADA POWER COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                           -----------------------------
                                                                                              2000                1999
                                                                                           ---------           ---------
                                                                                                       (Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before preferred dividends                                                   $ (21,561)           $ 80,946
  Non cash items included in income:
     Depreciation and amortization                                                              64,121              60,143
     Deferred taxes and deferred investment tax credit                                          (5,597)              6,950
     AFUDC and capitalized interest                                                             (8,402)            (10,740)
     Deferred energy costs                                                                      14,884             (23,239)
     Other non cash                                                                             (2,961)              8,080
     Equity in earnings of SPR (Note 2)                                                          2,944              (1,812)
  Changes in certain assets and liabilities, net of acquisition:
     Materials, supplies and fuel                                                                 (876)             (4,247)
     Accounts receivable                                                                      (147,917)            (61,246)
     Other current assets                                                                      (17,265)             (2,482)
     Accounts payable                                                                           72,215              10,545
     Other current liabilities                                                                   7,311              37,660
     Other net                                                                                  21,150              (9,252)
                                                                                             ---------            --------
Net Cash Flows From Operating Activities                                                       (21,954)             91,306
                                                                                             ---------            --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                              (138,698)           (171,372)
      Non cash charges to utility plant                                                          1,349               4,918
      Customer refunds for construction                                                         (1,225)              4,828
                                                                                             ---------            --------
      Net cash used for utility plant                                                         (138,574)           (161,626)
                                                                                             ---------            --------
      Investments in subsidiaries and other property-net                                           250              (2,311)
                                                                                             ---------            --------
Net Cash Used In Investing Activities                                                         (138,324)           (163,937)
                                                                                             ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in short-term borrowings                                             (58,937)             21,930
      Proceeds from issuance of long-term debt                                                 250,000             129,900
      Retirement of long-term debt                                                            (90,359)             (48,533)
      Change in funds held in trust                                                                  -                   -
      Retirement of preferred stock                                                                  -              (3,265)
      Additional investment of Parent                                                          128,000                   -
      Dividends paid                                                                           (64,000)            (25,808)
                                                                                             ---------            --------
Net Cash Provided By Financing Activities                                                      164,704              74,224
                                                                                             ---------            --------
Net increase in Cash and Cash Equivalents                                                        4,426               1,593
Beginning balance in Cash and Cash Equivalents                                                     243               1,770
                                                                                             ---------            --------
Ending balance in Cash and Cash Equivalents                                                  $   4,669            $  3,363
                                                                                             =========            ========
Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
      Interest                                                                               $  48,303            $ 48,187
      Income Taxes                                                                           $   6,500            $ 17,219

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                              September 30,          December 31,
                                                                                  2000                  1999
                                                                              -------------          -----------
                                                                               (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                            $ 2,147,310         $  2,097,533
    Less:  accumulated provision for depreciation                                 769,414              718,597
                                                                              -----------         ------------
                                                                                1,377,896            1,378,936
  Construction work-in-progress                                                   116,236               82,859
                                                                              -----------         ------------
                                                                                1,494,132            1,461,795
                                                                              -----------         ------------

Investments in subsidiaries and other property, net                                60,832               62,704
                                                                              -----------         ------------

Current Assets:
  Cash and cash equivalents                                                         6,561                3,011
  Accounts receivable less provision for uncollectible accounts:
    2000 - $1,259; 1999 - $3,649                                                  110,762              111,175
  Materials, supplies and fuel, at average cost                                    41,885               29,642
  Deferred energy costs                                                               900                    -
  Other                                                                            19,789                3,103
                                                                              -----------         ------------
                                                                                  179,897              146,931
                                                                              -----------         ------------

Deferred Charges:
  Regulatory tax asset                                                             61,852               61,852
  Other regulatory assets                                                          66,551               67,059
  Other                                                                            21,257               25,512
                                                                              -----------         ------------
                                                                                  149,660              154,423
                                                                              -----------         ------------

  Net assets of discontinued operations (Note 9)                                  260,384              258,574
                                                                              -----------         ------------

                                                                              $ 2,144,905         $  2,084,427
                                                                              ===========         ============

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                 $   646,177         $    673,738
  Preferred stock                                                                  50,000               50,000

  SPPC obligated mandatorily redeemable preferred trust securities                 48,500               48,500
  Long-term debt                                                                  623,297              625,430
                                                                              -----------         ------------
                                                                                1,367,974            1,397,668
                                                                              -----------         ------------

Current Liabilities:
  Short-term borrowings                                                            82,000              109,584
  Current maturities of long-term debt                                            202,616              102,755
  Accounts payable                                                                 93,688               78,491
  Accrued interest                                                                 15,007                5,110
  Dividends declared                                                               16,000               19,974
  Accrued salaries and benefits                                                    11,794                8,385
  Other current liabilities                                                         4,045               10,673
                                                                              -----------         ------------
                                                                                  425,150              334,972
                                                                              -----------         ------------

Commitments & Contingencies (Note 10)

Deferred Credits:
  Deferred federal income taxes                                                   167,326              161,891
  Deferred investment tax credit                                                   31,756               35,980
  Regulatory tax liability                                                         34,331               34,167
  Accrued retirement benefits                                                      42,148               49,052
  Customer advances for construction                                               43,292               40,081
  Other                                                                            32,928               30,616
                                                                              -----------         ------------
                                                                                  351,781              351,787
                                                                              -----------         ------------
                                                                              $ 2,144,905         $  2,084,427
                                                                              ===========         ============

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                    September 30,
                                                                ---------------------------     ----------------------------
                                                                  2000              1999            2000              1999
                                                                ---------        ----------     ----------        ----------
                                                               (Unaudited)       (Unaudited)    (Unaudited)       (Unaudited)
OPERATING REVENUES:
  Electric                                                      $ 305,334         $ 163,564      $ 639,776         $ 455,497
  Gas                                                              12,967            13,056         64,278            69,934
                                                                ---------         ---------      ---------         ---------
                                                                  318,301           176,902        704,054           525,431
                                                                ---------         ---------      ---------         ---------
OPERATING EXPENSES:
  Operation:
       Purchased power                                            196,865            52,564        318,294           135,343
       Fuel for power generation                                   65,427            32,560        138,785            85,397
       Gas purchased for resale                                     6,989             9,603         41,310            46,978
       Other                                                       18,608            24,060         68,328            67,974
Maintenance                                                         4,162             5,523         12,984            15,233
Depreciation and amortization                                      17,561            17,410         52,144            52,193
Taxes:
       Income taxes                                               (4,591)             5,093          6,605            25,175
       Other than income                                            4,711             4,618         13,352            12,902
                                                                ---------         ---------      ---------         ---------
                                                                  309,732           151,431        651,802           441,195
                                                                ---------         ---------      ---------         ---------
OPERATING INCOME                                                    8,569            25,471         52,252            84,236
                                                                ---------         ---------      ---------         ---------
OTHER INCOME:
  Allowance for other funds used during construction                   81            (2,451)           215            (2,445)
  Other income (expense) - net                                        117              (601)        (1,122)             (251)
                                                                ---------         ---------      ---------         ---------
                                                                      198            (3,052)          (907)           (2,696)
                                                                ---------         ---------      ---------         ---------
                Total Income                                        8,767            22,419         51,345            81,540
                                                                ---------         ---------      ---------         ---------
INTEREST CHARGES:
     Long - term debt                                              10,952             7,817         26,861            23,548
     Other                                                          1,348             2,004          8,519             6,712
     Allowance for borrowed funds used during construction and
      capitalized interest                                           (680)            1,723         (1,649)            1,312
                                                                ---------         ---------      ---------         ---------
                                                                   11,620            11,544         33,731            31,572
                                                                ---------         ---------      ---------         ---------
INCOME BEFORE SPPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                            (2,853)           10,875         17,614            49,968
     Preferred dividend requirements of SPPC obligated
      mandatorily redeemable preferred trust securities              (935)             (942)        (2,807)           (2,807)
                                                                ---------         ---------      ---------         ---------
INCOME BEFORE PREFERRED DIVIDENDS                                  (3,788)            9,933         14,807            47,161
     Preferred dividend requirements                                 (875)           (1,233)        (2,624)           (3,674)
                                                                ---------         ---------      ---------         ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                        $  (4,663)        $   8,700      $  12,183         $  43,487
                                                                ---------         ---------      ---------         ---------
DISCONTINUED OPERATIONS:
  Income from operations of water business to be disposed
    of (net of income taxes of $3,800 and $5,254 in 2000, and
     $1,790 and $2,117 in 1999, respectively)                       3,106             3,750           6,282            5,597
                                                                ---------         ---------      ---------         ---------
NET INCOME (LOSS)                                               $  (1,557)        $  12,450      $  18,465         $  49,084
                                                                =========         =========      =========         =========

         The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                               -----------------------
                                                                                                2000            1999
                                                                                               -------         -------
                                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends from continuing operations                               $  14,807        $ 47,161
  Income before preferred dividends from discontinued operations                                 6,583           6,017
  Non cash items included in income:
     Depreciation and amortization                                                              57,659          57,927
     Deferred taxes and deferred investment tax credit                                           4,124           6,245
     AFUDC and capitalized interest                                                             (2,166)          3,665
     Deferred energy costs - net                                                                  (900)              -
     Early retirement and severance amortization                                                 3,147           3,145
     Other non cash                                                                              2,650           5,934
  Changes in certain assets and liabilities:
     Accounts receivable                                                                           413           3,975
     Materials, supplies and fuel                                                              (12,153)         (4,645)
     Other current assets                                                                      (16,686)         (2,670)
     Accounts payable                                                                           15,197           1,893
     Other current liabilities                                                                   6,678          (2,762)
     Other - net                                                                                (5,333)        (19,459)
                                                                                             ---------        --------
Net Cash Flows From Operating Activities                                                        74,020         106,426
                                                                                             ---------        --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                              (102,523)        (95,487)
      Non-cash charges to utility plant                                                          2,224              -
      Net customer refunds and contributions in aid construction                                14,897          16,541
                                                                                             ---------        --------
      Net cash used for utility plant                                                          (85,402)        (78,946)
      (Investments in) disposal of subsidiaries and other property  - net                        1,597         (28,394)
                                                                                             ---------        --------
Net Cash Used In Investing Activities                                                          (83,805)       (107,340)
                                                                                             ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in short-term borrowings                                             (31,434)        (41,703)
      Proceeds from issuance of long-term debt                                                 200,000         124,099
      Reduction of long-term debt                                                             (102,307)        (31,758)
      Additional investment by parent company                                                   14,000          16,000
      Dividends paid                                                                           (66,924)        (61,096)
                                                                                             ---------        --------
Net Cash Used In Financing Activities                                                           13,335           5,542
                                                                                             ---------        --------
Net (decrease) increase in Cash and Cash Equivalents                                             3,550           4,628
Beginning balance in Cash and Cash Equivalents                                                   3,011          15,197
                                                                                             ---------        --------

Ending balance in Cash and Cash Equivalents                                                  $   6,561        $ 19,825
                                                                                             =========        ========
Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
       Interest                                                                              $  33,476        $ 34,779
       Income Taxes                                                                          $   9,644        $ 23,757

   The accompanying notes are an integral part of the financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



NOTE 1.   MANAGEMENT'S STATEMENT  (SPR, NVP, SPPC)
--------------------------------

    In the opinion of the management of Sierra Pacific Resources (SPR), Nevada Power Company (NVP), and Sierra Pacific Power Company (SPPC), the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the audited financial statements included in SPR's, NVP's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 1999.

    The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

    The condensed consolidated financial statements of SPR include the accounts of SPR and its wholly owned subsidiaries, Nevada Power Company, Sierra Pacific Power Company, Tuscarora Gas Pipeline Company, Sierra Gas Holding Company (formerly Sierra Energy Company), Sierra Energy Company dba e three, Sierra Pacific Energy Company, Lands of Sierra, Sierra Pacific Communications, Nevada Electric Investment Company and Sierra Water Development Company. All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

     Certain items previously reported for years prior to 2000 have been reclassified to conform to the current year's presentation. Net income and shareholders' equity were not affected by these reclassifications.


NOTE 2.   FINANCIAL STATEMENTS OF NEVADA POWER COMPANY  (NVP)
------------------------------------------------------

    As described in Note 3 that follows, NVP is deemed to be the acquirer of SPR for accounting purposes as reflected in the SPR Consolidated Financial Statements. However, after the merger with SPR and as a result of the structure of the transactions, NVP is a separate legal entity, which is a wholly owned subsidiary of SPR. As a legal matter, NVP does not own any equity interest in SPR. The audited NVP Financial Statements accommodate the presentation of financial information of NVP on a stand-alone basis by summarizing all non-NVP financial information into a few items on each of the Financial Statements. These summarized items are repeated below (in 000's):

Non-NVP Financial Items on the NVP Financial Statements

NVP Balance Sheet:                                        September 30, 2000     December 31, 1999
------------------                                       ---------------------  -------------------
                Investment in Sierra Pacific Resources           $529,934              $654,156
                Equity in Sierra Pacific Resources               $529,934              $654,156

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

NVP Income Statement:                                     Three Months Ended    Three Months Ended
--------------------                                     --------------------  --------------------
                                                          September 30, 2000    September 30, 1999
                                                         --------------------  --------------------
       Equity in Earnings of Sierra Pacific Resources           $(10,766)              $1,812


                                                          Nine Months Ended     Nine Months Ended
                                                         -------------------   --------------------
                                                         September 30, 2000     September 30, 1999
                                                         -------------------   --------------------
       Equity in Earnings of Sierra Pacific Resources           $ (2,944)              $1,812

     The Equity in Earnings of Sierra Pacific Resources reflects three and nine months, respectively, of SPR net income, after SPPC preferred stock dividends.

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

NVP Statement of Cash Flow:                                Nine Months Ended     Nine Months Ended
---------------------------                              ---------------------  --------------------
                                                          September 30, 2000     September 30, 1999
                                                         ---------------------  --------------------
       Equity in Earnings of Sierra Pacific Resources           $2,944                $(1,812)

     As in the income statement, the Equity in Earnings of Sierra Pacific Resources reflects the nine months of SPR net income, after SPPC preferred stock dividends.

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


NOTE 3.   SIERRA PACIFIC RESOURCES AND NEVADA POWER COMPANY MERGER  (SPR, NVP)
------------------------------------------------------------------

     On July 28, 1999 the merger between SPR and NVP was consummated. The merger was accounted for as a reverse purchase under generally accepted accounting principles, with NVP considered the acquiring entity even though SPR is the surviving legal entity. In addition, for accounting purposes the merger was deemed to have occurred on August 1, 1999. As a result of this reverse purchase accounting treatment: (i) the historical financial statements of SPR for periods prior to the date of the merger are no longer the financial statements of SPR, and therefore, are no longer presented; (ii) the historical financial statements of SPR for periods prior to the date of the merger are those of NVP; and (iii) SPR's Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 1999 and SPR's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 include the financial results of SPR and its pre-merger subsidiaries for the months of August and September 1999. SPPC's separate Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 1999 and Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 include the financial results of SPPC for the periods indicated.

     Through September 30, 2000, SPR incurred a total of $56.3 million in capitalized costs since merger work began. The capitalized merger amounts consist of $36.0 million of transaction and transition costs and $20.3 million of employee separation costs. For more information regarding the capitalization of merger costs, see Note 3 of "The Notes To Financial Statements" included in SPR's Annual Report on Form 10-K for the year ended December 31, 1999.

     Employee severance, relocation, and related costs for SPR were $15.8 million, of which $.9 million remains unpaid as of September 30, 2000. Other costs incurred in connection with employee separations included pension and postretirement benefits net of plan gains of $4.5 million.

     In accordance with the terms of the merger, each outstanding share of SPR's common stock was converted into the right to receive either $37.55 in cash or
1.44 shares of newly issued SPR common stock. Each outstanding share of NVP common stock was converted to the right to receive either $26.00 in cash or 1.00 share of newly issued SPR common stock. 4,037,000 shares of SPR and 11,716,611 shares of NVP common stock were exchanged for $151.6 million and $304.6 million, respectively. The remaining shares of each company were converted to newly issued shares of SPR common stock. SPR stockholders and NVP stockholders received 38,866,054 and 39,548,506 shares, respectively, of newly issued SPR common stock, resulting in 78,414,560 outstanding shares of SPR on August 1, 1999.

     The total consideration paid to SPR common stockholders was equal to cash of $151.6 million and 38,866,054 shares of newly issued SPR common stock at a price of $24.18 per share based on the average closing price of NVP common stock between April 22, 1998 and May 6, 1998. The eleven-day average price of NVP common stock used in determining the total stock consideration represents the market price over a reasonable period of time before and after the transaction was announced on April 29, 1998. Goodwill of $331.2 million was recorded in connection with the merger and is being amortized over 40 years. However, the order of the Public Utilities Commission of Nevada (PUCN) approving the merger allowed SPR to defer merger costs (including goodwill) allocable to the regulated utilities for a three-year period. At the end of the deferral period SPR will propose an amortization period for goodwill and other merger costs. Accordingly, goodwill amortization associated with the regulated utility companies is being reclassified to a regulatory asset during the three-year period. Also, because SPR is deferring merger costs as regulatory assets the transaction costs included in the calculation of goodwill represent only costs allocable to SPR's non-regulated subsidiaries.

     Pro forma unaudited financial information for SPR on a consolidated basis, giving effect to the merger as if it had occurred at the beginning of all periods, is presented below. The pro forma information below includes the operating results and assets of SPPC's water business, as described in Note 9 below. This pro forma information is not necessarily indicative of the results that would have occurred, or that will occur in the future.

                                                      Three Months ended        Nine Months ended
(Dollars and shares in thousands                        September 30,              September 30,
                                                  -------------------------  --------------------------
  except per share amounts)                            2000         1999         2000           1999
----------------------------------------------    ------------    ---------  ------------    ----------
Operating Revenue                                    $  887,093    $548,431    $1,780,358    $1,346,311
Operating Income                                     $   26,431    $115,749    $  108,742    $  236,434
Income (Loss) Applicable to Common Stock             $  (19,548)   $ 70,686    $  (21,561)   $  113,511
Net Income (Loss) per share - basic and diluted      $    (0.25)   $   0.90    $    (0.27)   $     1.45
Weighted Average Shares of Common
  Stock Outstanding (000's)                              78,446      78,415        78,428        78,415
Total Assets                                         $5,648,341                $5,648,341



NOTE 4.   RECENT PRONOUNCEMENTS  (SPR, NVP, SPPC)
-------------------------------

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

     SPR has evaluated the impact of SFAS 133 and SFAS 138 and considers all derivative transactions identified to date to be either subject to the normal purchases and normal sales exclusion or hedges of forecasted transactions. The change in the fair value of the hedges will be reported on the balance sheet as other comprehensive income on January 1, 2001 and could result in a $25-$35 million loss. This amount will be reclassified into earnings in the same period in which the hedged forecasted transaction affects earnings.

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


NOTE 5.   SHORT-TERM BORROWINGS  (SPR, NVP, SPPC)
-------------------------------

     SPR's commercial paper balance increased from $463.4 million at December 31, 1999, to approximately $493.2 million at March 31, 2000. On September 30, 2000, SPR had no commercial paper outstanding, as a result of the issuance of long-term debt. See Note 6 - Long-Term Debt (below).

     NVP's commercial paper balance increased from $82.0 million at December 31, 1999, to approximately $95.3 million at March 31, 2000. On June 30, 2000, NVP had no commercial paper outstanding, but, as the result of the issuance of new commercial paper in the third quarter, had approximately $123.1 million of commercial paper outstanding at an average rate of 6.83% at September 30, 2000. See Note 6 - Long-Term Debt (below).

     SPPC's commercial paper balance decreased from $109.6 million at December 31, 1999, to approximately $101.8 million at March 31, 2000. On June 30, 2000, SPPC had no commercial paper outstanding, but, as the result of the issuance of new commercial paper in the third quarter, had $82.0 million of commercial paper outstanding at an average rate of 6.83% at September 30, 2000. See Note 6 -Long-Term Debt (below).

NOTE 6.   LONG-TERM DEBT  (SPR, NVP, SPPC)
------------------------

Sierra Pacific Resources
------------------------

     On March 31, 2000, $10 million of SPR's Series E senior notes matured.

     On April 20, 2000, SPR issued an aggregate of $300 million floating rate notes, $200 million of which matures on April 20, 2003 and the remaining $100 million of which matures on April 20, 2002. Interest on the notes is payable quarterly. The interest rate on the notes for each interest period is a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.60% for the notes maturing in 2003 and a spread of 0.65% for the notes maturing in 2002. These notes are not entitled to any sinking fund. The notes due 2002 will be redeemable, in whole, without premium at the option of SPR beginning on April 20, 2001 and on each interest payment date thereafter. The net proceeds of the $200 million issue were used to retire an equal amount of commercial paper of SPR that was used as temporary funding for the cash portion of the NVP merger consideration. The net proceeds of the $100 million issue were used to make a capital contribution to NVP, which in turn was used to retire $85 million of NVP's maturing First Mortgage Bonds on May 1, 2000 and the remaining proceeds were used to pay off its commercial paper outstanding. On September 26, 2000, SPR entered into a forward swap relating to its $200 million floating rate notes that will mature on April 20, 2003, effectively locking in a LIBOR rate of 6.655%, which will result in an interest rate of 7.255% on the notes until their maturity. This transaction became effective on October 20, 2000.

     On April 20, 2000, upon issuance of these floating rate notes, SPR reduced its bank credit facility to $300 million from the previous amount of $500 million in accordance with the terms of the credit agreement. On June 21, 2000, SPR further reduced its credit facility to $150 million. The remaining $150 million credit facility was a 3-year credit facility, which has since been terminated by SPR effective August 11, 2000.

     On May 9, 2000, SPR issued $300 million of notes under its universal shelf registration. These notes bear interest at an annual rate of 8.75% and will mature on May 15, 2005. Interest on the notes is payable semi-annually. The notes are not subject to any sinking fund and are redeemable in whole or in part at any time upon payment of the principal amount of the notes being redeemed, plus accrued interest and a make-whole premium. The net proceeds from the issuance of these notes were used to retire an equal amount of commercial paper of SPR.

Nevada Power Company
--------------------

     On June 9, 2000, NVP issued $150 million of floating rate notes that will mature on June 12, 2001. Interest on the notes is payable quarterly. The interest rate on the notes for each interest period is a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.55%. These notes are not entitled to any sinking fund and are non-callable. The net proceeds of the $150 million issue were used to redeem $100 million of floating rate notes on July 14, 2000, and the remaining proceeds were used to reduce NVP's commercial paper outstanding.

     On June 22, 2000, Clark County, Nevada issued for NVP's benefit $100 million Industrial Development Refunding Revenue Bonds, Series 2000A, due June 1, 2020. The interest rate is currently being determined by a Dutch Auction based on an auction period of seven days. The Series A bonds were issued to refund $100 million of Clark County's 7.80% Industrial Development Revenue Bonds Series 1990 on June 30, 2000.

     On July 28, 2000, Clark County, Nevada issued for NVP's benefit $15 million Pollution Control Refunding Revenue Bonds, Series 2000B, due October 1, 2009. The interest rate is currently being determined by a Dutch Auction based on an auction period of seven days. The Series B bonds were issued to refund a like principal amount of Clark County's 7.80% Pollution Control Revenue Bonds Series 1989 on October 2, 2000.

     The method of determining the interest rate on the Series A and Series B Bonds may be converted from time to time in accordance with the related Indenture so that such bonds would, thereafter, bear interest at a daily, weekly, flexible, term or auction rate. Both Series A and Series B Bonds are insured by AMBAC Assurance Corporation.

     On July 24, 2000, NVP received a 30-day extension on its $150 million Credit Facility to August 28, 2000, in accordance with the terms of the credit agreement. On August 28, 2000, NVP received a 364-day extension of this facility to August 27, 2001.

     On August 18, 2000, NVP issued $100 million of floating rate notes that will mature on August 20, 2001. Interest on the notes is payable quarterly commencing on November 18, 2000. The interest rate on the notes for each interest period is a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.58%. These notes are not entitled to any sinking fund. The notes are redeemable at the option of NVP in whole or in part from time to time, without premium, beginning on February 18, 2001. The net proceeds of the $100 million issue were used to reduce NVP's commercial paper outstanding.

Sierra Pacific Power Company
----------------------------

     On June 9, 2000, SPPC issued $200 million of floating rate notes that will mature on June 12, 2001. Interest on the notes is payable quarterly. The interest rate on the notes for each interest period is a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.50%. These notes are not entitled to any sinking fund and are non-callable. The net proceeds of the $200 million issue were used to redeem $100 million of floating rate notes on July 14, 2000, and the remaining proceeds were used to reduce the amount of SPPC's commercial paper outstanding.

     On July 24, 2000, SPPC received a 30-day extension of its $150 million Credit Facility to August 28, 2000, in accordance with the terms of the credit agreement. On August 28, 2000, SPPC received a 364-day extension of this facility to August 27, 2001.

NOTE 7.  EARNINGS PER SHARE  (SPR)
-------  ------------------

     SPR follows SFAS No. 128, "Earnings Per Share". The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method.


     The following provides a reconciliation of Basic EPS and Diluted EPS.

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                            ---------------------------    ---------------------------
                                                                2000           1999            2000            1999
                                                            -----------     -----------    -----------     -----------
Basic Eps
     Numerator
       Income (loss) from continuing operations ($000)      $   (22,654)    $    62,146    $   (27,843)    $    78,297
       Income from discontinued operations ($000)                 3,106           2,554          6,282           2,554
                                                            -----------     -----------    -----------     -----------
       Net income (loss) ($000)                             $   (19,548)    $    64,700    $   (21,561)    $    80,851
                                                            ===========     ===========    ===========     ===========

     Denominator
       Weighted average number of shares outstanding         78,446,264      69,364,746     78,427,523      57,298,327
                                                            -----------     -----------    -----------     -----------

     Per-Share Amounts:
       Income (loss) from continuing operations             $     (0.29)    $      0.89    $     (0.35)    $      1.37
       Income from discontinued operations                         0.04            0.04           0.08            0.04
                                                            -----------     -----------    -----------     -----------
       Net income (loss)                                    $     (0.25)    $      0.93    $     (0.27)    $      1.41
                                                            ===========     ===========    ===========     ===========

Diluted Eps
     Numerator
       Income (loss) from continuing operations ($000)      $   (22,654)    $    62,146    $   (27,843)    $    78,297
       Income from discontinued operations ($000)                 3,106           2,554          6,282           2,554
                                                            -----------     -----------    -----------     -----------
       Net income (loss) ($000)                             $   (19,548)    $    64,700    $   (21,561)    $    80,851
                                                            ===========     ===========    ===========     ===========

     Denominator
       Weighted average number of shares outstanding
        before dilution                                      78,446,264      69,364,746     78,427,523      57,298,327
       Stock options                                              3,441          19,641          2,041          23,153
       Executive long term incentive plan                        44,597          25,124         43,301          21,898
       Non-Employee stock plan                                    4,532           4,532          4,532           4,532
       Employee stock purchase plan                               5,284           1,380          1,993             860
                                                            -----------     -----------    -----------     -----------
                                                             78,504,118      69,415,423     78,479,390      57,348,770
                                                            -----------     -----------    -----------     -----------
     Per-Share Amounts:
       Income (loss) from continuing operations             $     (0.29)    $      0.89    $     (0.35)    $      1.37
       Income from discontinued operations                         0.04            0.04           0.08            0.04
                                                            -----------     -----------    -----------     -----------
       Net income (loss)                                    $     (0.25)    $      0.93    $     (0.27)    $      1.41
                                                            ===========     ===========    ===========     ===========

NOTE 8.   SEGMENT INFORMATION  (SPR)
-------   -------------------

     SPR operates two business segments providing regulated electric and natural gas services. Electric service is provided to Las Vegas and surrounding Clark County, northern Nevada and the Lake Tahoe area of California. Natural gas service is provided in the Reno-Sparks area of Nevada. Other segment information includes segments below the quantitative threshold for separate disclosure. In September 2000, SPR and SPPC adopted a plan to sell SPPC's water utility business. Accordingly, the water business is not included in the segment information below.

     Information as to the operations of the different business segments is set forth below based on the nature of products and services offered. SPR evaluates performance based on several factors, of which the primary financial measure is business segment operating income. Intersegment revenues are not material.

     Financial data for business segments is as follows (in thousands). Segment information for 1999 includes the operating results of SPR and its pre-merger subsidiaries only for the months of August and September 1999.

     Three Months Ended
     September 30, 2000     Electric    Gas      Other    Consolidated
     --------------------   ----------  -------  ------   ------------
     Operating Revenues     $  852,730  $12,967  $2,657   $    868,354
                            ==========  =======  ======   ============
     Operating Income       $   16,268  $ 1,927  $1,967   $     20,162
                            ==========  =======  ======   ============

     Three Months Ended
     September 30, 1999     Electric    Gas      Other    Consolidated
     --------------------   ----------  -------  ------   ------------
     Operating Revenues     $  455,617  $ 8,716  $2,713   $    467,046
                            ==========  =======  ======   ============
     Operating Income       $   96,423  $   198  $1,290   $     97,911
                            ==========  =======  ======   ============


     Nine Months Ended
     September 30, 2000     Electric    Gas      Other    Consolidated
     --------------------   ----------  -------  ------   ------------
     Operating Revenues     $1,662,592  $64,278  $9,165   $  1,736,035
                            ==========  =======  ======   ============
     Operating Income       $   83,731  $ 7,677  $2,672   $     94,080
                            ==========  =======  ======   ============

     Nine Months Ended
     September 30, 1999     Electric    Gas      Other    Consolidated
     --------------------   ----------  -------  ------   ------------
     Operating Revenues     $  875,987  $ 8,716  $2,713   $    887,416
                            ==========  =======  ======   ============
     Operating Income       $  148,296  $   198  $1,290   $    149,784
                            ==========  =======  ======   ============


NOTE 9.   DISCONTINUED OPERATIONS  (SPR, SPPC)
-------   -----------------------

     On September 7, 2000, SPR and SPPC adopted a plan to sell SPPC's water utility business. Accordingly, the water business is reported as a discontinued operation as of September 30, 2000, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the water business. SPR's and SPPC's prior year operating results have been restated to reflect continuing operations.

     Water revenues for the three- and nine-month periods ended September 30, 2000, were $18.7 million and $44.3 million, respectively; and $17.9 million and $41.8 million, respectively, for the same periods in 1999. Net income from operations of the water business for the month of September 2000 was approximately $1.0 million. These amounts are not included in the revenues and income (loss) from continuing operations shown in the accompanying income statements.

     The income from operations of the water business to be disposed of, as shown in the Condensed Consolidated Statements of Income of SPR, includes (in thousands) preferred dividends of $100 and $88 for the three months ended September 30, 2000 and 1999, respectively, and $301 and $88 for the nine months ended September 30, 2000 and 1999, respectively. The income from operations of the water business to be disposed of, as shown in the Condensed Consolidated Statements of Income of SPPC, includes (in thousands) preferred dividends of $100 and $132 for the three months ended September 30, 2000 and 1999, respectively, and $301 and $420 for the nine months ended September 30, 2000 and 1999, respectively.

     The transaction is expected to close in the first half of 2001, after a buyer is selected and the necessary regulatory approvals are received. It is anticipated that the sales price will exceed the book value of the net assets to be sold. Management anticipates using the proceeds from the sale to reduce debt and other corporate purposes. Included in the sale will be water storage and supply, transmission, treatment and distribution facilities. Also included in the sale will be four hydroelectric generation plants on the Truckee River. Accounts receivable consist of amounts due from developers for distribution facilities. Regulatory assets included for sale consist primarily of costs incurred in connection with the Truckee River negotiated water settlement. SPPC has received favorable regulatory treatment that allows these costs to be recovered through its water rates. Other unallocated regulatory assets, that may be in part included in the sale, are not reflected in the table of net assets that follows. Assets and liabilities that have been identified for sale consist of the following:

              Amounts in thousands                     September 30, 2000            December 31, 1999
                                                       ------------------            -----------------

Plant in service                                            $329,998                     $323,195

Less: Accumulated provision for depreciation                  86,545                       80,502

Construction work-in-progress                                 15,286                       14,702

Accounts receivable                                            2,520                        2,520

Materials                                                        338                          428

Regulatory tax asset                                           3,679                        3,679

Other regulatory assets                                        6,985                        6,601
                                                            --------                     --------

Total Assets                                                $272,261                     $270,623
                                                            --------                     --------

Deferred federal income taxes                                  8,198                        8,370

Regulatory tax liability                                       3,679                        3,679
                                                            --------                     --------

Net assets to be sold                                       $260,384                     $258,574
                                                            ========                     ========



NOTE 10.  COMMITMENTS AND CONTINGENCIES  (SPR, NVP, SPPC)
---------------------------------------

     The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998, against the owners (including NVP) of the Mohave Generation Station (Mohave), alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. An additional plaintiff, National Parks and Conservation Association, later joined the suit. The plant owners and plaintiffs have had numerous settlement discussions and filed a proposed settlement with the court on October 6, 1999. The consent decree, approved by the court in November 1999, established emission limits for sulfur dioxide and opacity and required installation of air pollution controls for sulfur dioxide, nitrogen oxides and particulate matter. The new emission limits must be met by January 1, 2006 and April 1, 2006, for the first and second units, respectively. However, if the owners sell their entire ownership interest, with a closing date prior to December 30, 2002, then the new emission limits become effective 36 months and 39 months, respectively, from the date of last closing for the two units. The estimated cost of new controls is $300 million. As a 14% owner in the Mohave Station, NVP's costs could be $42 million. As discussed below, NVP is selling its 14% ownership to AES Corporation

     Also, the United States Congress authorized the Environmental Protection Agency (EPA) to study the potential impact Mohave may have on visibility in the Grand Canyon area. A final report of the study results was released in March 1999. The study acknowledges that sulfur dioxide emissions from Mojave are transported to the Grand Canyon. EPA has solicited information to determine whether visibility impairment in the Grand Canyon can be reasonably attributed to Mohave. If EPA determines that significant visibility impairment is reasonably attributable to the station, EPA could initiate a review for Best Available Retrofit Technology. Based upon indications from EPA and the National Park Service, the Plant owners believe that terms of the settlement of the suit discussed above are expected to be reflected in a State Implementation Plan for Nevada and resolve any concerns of EPA regarding visibility impairment.

     In May 1997, the Nevada Division of Environmental Protection (NDEP) issued an Order requiring NVP to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The Order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds have degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an Order that requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This Order also required NVP to submit a Site Characterization Plan to NDEP to ascertain impacts. This plan will be submitted in November 2000. Technical information from the Plan will be used to develop a corrective action plan and allow NVP to determine an estimate of remediation costs for cleanup. New pond construction and lining costs are estimated at $20 million.

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

     In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR's wholly owned utilities are offering for sale generation assets with peak capacity of approximately 2,985 megawatts (MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First stage indicative bids were received on May 25, 2000. The short list of qualified bidders for each of the seven bundles being offered was completed and bidders notified by June 6, 2000. The second stage due diligence process was started on June 6, 2000, and will continue through mid-November. Final bids and the selection of winning bids will occur in the fourth quarter of 2000. See Note 12 - Subsequent Events. Close of sale and transfer of ownership is expected to occur by mid-2001.

     On May 10, 2000, AES Corporation announced that it was the successful bidder for the purchase of a controlling interest in the 1,580 MW Mohave Generating Station in Laughlin, Nevada for approximately $667 million. NVP owns a 14% undivided interest in the facility. Mohave Generating Station is a 2-unit, coal-fired power plant located on 2,500 acres along the Colorado River, approximately 80 miles south of Las Vegas. AES executed Asset Sale Agreements with the sellers, NVP (14%) and Southern California Edison Company (56%), for a 70% undivided interest in the facility. The acquisition is subject to approval by the Federal Energy Regulatory Commission (FERC) and the California Public Utilities Commission, and review by the PUCN and is expected to close in 2001.

NOTE 11.  NEVADA RESTRUCTURING ACTIVITIES  (SPR, NVP, SPPC)
-----------------------------------------

     Competition in the Nevada electricity market was originally scheduled to start on March 1, 2000. However, in February 2000 the Governor of Nevada delayed the start date of competition indefinitely. Generally, restructuring regulations and PUCN decisions during the first and second quarters of 2000 proceeded slowly. Numerous hearings and workshops have been held by the Public Utilities Commission of Nevada (PUCN) regarding two important regulations, "provider of last resort" and "past costs" regulations.

     On March 28, 2000, SPR, NVP and SPPC filed a federal lawsuit challenging Nevada's laws providing for competition in the electric utility industry and the PUCN's implementation of competition. See SPR's and NVP's Form 8-K, filed on April 17, 2000.

     On July 20, 2000, the PUCN approved stipulated agreements that resolved pending state and federal lawsuits and major restructuring issues including past costs. See the Form 8-K filed July 26, 2000. On August 3, 2000, the PUCN approved revisions to the stipulated agreements. The stipulations paved the way for open access to occur in a phased manner beginning in November 2000 for large commercial customers and continuing until September 2001 for residential customers.

     On October 4, 2000, the Governor announced that he had decided to delay the opening of the electricity market in order to allow the state to develop a comprehensive energy policy. The Governor also appointed a bipartisan panel to develop a long-term strategy and report its findings by January 15, 2001, prior to the start of the 2001 legislative session. Management believes it is probable that changes will be made to restructuring legislation and/or PUCN restructuring rules.

     In accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," SPPC's and NVP's financial statements reflect the effects of rate regulation and decisions by regulatory commissions. For example, expenses may be deferred as regulatory assets on the balance sheet and subsequently be amortized to the income statement when they are recovered from customers in future periods. Similarly, certain items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement. Management periodically assesses whether the requirements for application of SFAS 71 are satisfied.

     In 1997, the Emerging Issues Task Force of the FASB concluded that once sufficiently detailed deregulation guidance is issued, an entity should discontinue applying SFAS 71 to the separable potion of their business whose pricing is being deregulated. However, an entity may continue to recognize regulatory assets previously associated with that separable portion of their business provided that the transition plan provides for their recovery through the regulatory process.

     Given the uncertainty related to the current restructuring legislation and PUCN restructuring rules that would ultimately enable retail competition in Nevada, SPPC and NVP continue to apply regulatory accounting to the generation, transmission and distribution portions of their businesses.

NOTE 12.  SUBSEQUENT EVENTS  (SPR, SPPC)
---------------------------

     On October 19, 2000, SPR and SPPC announced an agreement to sell SPPC's 50% interest in the Valmy Power Station to NRG Energy of Minneapolis, Minnesota. Under the agreement, SPPC will have the right to buy energy and ancillary services from the Valmy Power Station for agreed upon prices subject to a collar, through early 2003. The sale price of the asset bundle, which includes the Battle Mountain Diesel Plant and the Winnemucca Gas Plant, is $273.3 million, net of a payment from SPPC to NRG for the power purchase agreement, subject to taxes and other adjustments. The Valmy Power Station sells electricity in northern Nevada and surrounding markets. SPPC's net capacity interest in the Valmy Power Station totals 286 MW. Located forty miles from Winnemucca, Nevada, the Valmy Power Station consists of two similar coal-fired units and is owned jointly by SPPC and Idaho Power Co. SPPC owns 50% of the station and operates the plant. The sale of the Valmy Power Station bundle, which is subject to approval and review by various regulatory agencies, is expected to close in mid-2001.

     On October 27, 2000, SPR and SPPC announced an agreement to sell SPPC's Tracy/Pinon Power Station to WPS Power Development, Inc., a wholly owned
subsidiary of WPS Resources Corporation of Green Bay, Wisconsin.   Under the
agreement, SPPC will have the right to buy energy and ancillary services from WPS Power Development for agreed upon prices subject to a collar from closing of the agreement through February 2003. The sale price of the asset bundle, which includes the Tracy Plant, Pinon Pine, and the Brunswick, Gabbs and Valley Road diesel generators, is $249.8 million, subject to taxes and other adjustments at closing. In conjunction with the purchase, SPPC negotiated the right to buy energy and ancillary services from WPS Power Development for agreed upon prices, subject to a collar, from closing up until March 1, 2003, at a cost ranging from $80 million to $150 million, based on time of closing. The Tracy/Pinon Power Station sells electricity in northern Nevada and surrounding markets. Tracy is also the site of the Pinon Pine Integrated Coal Gasification Combined Cycle project co-funded by the U.S. Department of Energy as part of the Clean Coal Technology Program. SPPC's average capacity in the Tracy/Pinon Power Station totals 525 megawatts. Located approximately 20 miles from Reno, Nevada, the Tracy/Pinon Power Station consists of three similar gas- and oil-fired units, four gas turbines, and the Pinon Pine facility (a combined cycle unit). The sale of the Tracy/Pinon Power Station, which is subject to approval and review by various regulatory agencies, is expected to close no later than June 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the actual results of Sierra Pacific Resources (SPR), Nevada Power Company (NVP), or Sierra Pacific Power Company (SPPC) to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) a continuation of the lag in recovery of increased purchased power and fuel costs resulting from the historical test year mechanism of measuring such costs as provided in the settlement agreement approved by the PUCN in July 2000; (2) fluctuations in electric, gas and other commodity prices, particularly a continuation of the extremely high and volatile purchased power prices in the western United States, and the ability of NVP and SPPC to manage such fluctuations successfully; (3) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (4) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (5) the amount NVP and SPPC are allowed to recover from customers for certain costs that prove to be uneconomic in the new competitive market; (6) regulatory delays or conditions imposed by regulatory bodies in approving the acquisition of Portland General Electric; (7) the outcome of ongoing and future regulatory proceedings; (8) management's ability to integrate the operations of SPR, NVP, SPPC, and Portland General Electric and to implement and realize anticipated cost savings from the merger of SPR and NVP and the acquisition of Portland General Electric; (9) the results of the contemplated sales by NVP and SPPC of their Nevada generating assets; (10) industrial, commercial and residential growth in the service territories of NVP and SPPC;
(11) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (12) the loss of any significant customers; (13) the potentially serious impact on the utilities' costs and earnings which can result from unseasonable weather and other natural phenomena; and (14) changes in the business of major customers which may result in changes in the demand for services of NVP or SPPC. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPR, NVP and SPPC assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

                             RESULTS OF OPERATIONS
                             ---------------------

          SIERRA PACIFIC RESOURCES CONSOLIDATING STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                        Three Months Ended September 30, 2000             Three Months Ended September 30, 1999
                                   -----------------------------------------------  -----------------------------------------------
                                                 Sierra                                           Sierra
                                      Nevada     Pacific                               Nevada     Pacific
                                      Power       Power       Other      Total         Power       Power       Other       Total
                                   ----------- ----------- ----------- -----------  ----------- ----------- ---------- ------------
                                   (Unaudited) (Unaudited) (Unaudited) (Unaudited)  (Unaudited) (Unaudited) (Unaudited) (Unaudited)
OPERATING REVENUES:
  Electric                          $ 547,395   $ 305,334    $     1     852,730     $ 349,878   $ 105,739   $       -   $ 455,617
  Gas                                              12,967          -      12,967             -       8,716           -       8,716
  Other                                     -           -      2,657       2,657             -           -       2,713       2,713
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------
                                      547,395     318,301      2,658     868,354       349,878     114,455       2,713     467,046
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------
OPERATING EXPENSES:
  Operation:
    Purchased power                   385,129     196,865          -     581,994       101,070      35,418           -     136,488
    Fuel for power generation          86,140      65,427          -     151,567        47,780      21,917           -      69,697
    Gas purchased for resale                -       6,989          -       6,989             -       6,114           -       6,114
    Deferral of energy costs-net        2,445           -          -       2,445         4,268           -           -       4,268
    Other                              33,638      18,608      4,175      56,421        43,952      16,191       3,162      63,305
  Maintenance                           8,126       4,162          -      12,288        11,513       3,416           -      14,929
  Depreciation and amortization        21,391      17,561        127      39,079        20,613      11,618         109      32,340
  Taxes:
    Income taxes                       (5,642)     (4,591)    (3,823)    (14,056)       33,190       1,906      (1,884)     33,212
    Other than income                   6,542       4,711        212      11,465         5,626       3,120          36       8,782
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------
                                      537,769     309,732        691     848,192       268,012      99,700       1,423     369,135
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------
OPERATING INCOME                        9,626       8,569      1,967      20,162        81,866      14,755       1,290      97,911
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------

OTHER INCOME:
  Allowance for other funds used
   during construction                    430          81          -         511         1,330      (2,449)          -      (1,119)
  Other income - net                    1,307         117     (1,255)        169           (42)       (432)        309        (165)
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------
                                        1,737         198     (1,255)        680         1,288      (2,881)        309      (1,284)
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------
          Total Income                 11,363       8,767        712      20,842        83,154      11,874       1,599      96,627
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------

INTEREST CHARGES:
  Long-term debt                       15,980      10,952      9,295      36,227        16,778       5,139         116      22,033
  Other                                 2,745       1,348        625       4,718         1,175       1,311       4,391       6,877
  Allowance for borrowed funds
   used during construction
   and capitalized interest            (2,373)       (680)         -      (3,053)       (1,491)      1,808           -         317
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------
                                       16,352      11,620      9,920      37,892        16,462       8,258       4,507      29,227
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------
INCOME (LOSS) BEFORE SPPC/NVP                                                           66,692       3,616      (2,908)     67,400
 OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED TRUST SECURITIES            (4,989)     (2,853)    (9,208)    (17,050)
  Preferred dividend requirements
   of mandatorily redeemable
   preferred trust securities          (3,793)       (935)        (1)     (4,729)       (3,793)       (628)          -      (4,421)
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------

INCOME (LOSS) BEFORE PREFERRED
 STOCK DIVIDENDS                        (8,782)     (3,788)    (9,209)    (21,779)      62,899       2,988      (2,908)     62,979
  Preferred stock dividend
   requirements                              -        (875)         -        (875)         (11)       (822)          -        (833)
                                    ---------- -----------  ---------  ----------    ---------- ----------- -----------  ----------
INCOME (LOSS) APPLICABLE
 TO COMMON STOCK                       (8,782)     (4,663)    (9,209)    (22,654)       62,888       2,166      (2,908)     62,146
                                    ---------- -----------  ---------  ----------  ------------ ----------- -----------  ----------

INCOME FROM DISCONTINUED OPERATIONS         -       3,106          -       3,106           -         2,554           -       2,554
                                    ---------- -----------  ---------  ----------  ------------ ----------- -----------  ----------

NET INCOME (LOSS)                    $ (8,782)   $ (1,557)  $ (9,209)   $(19,548)     $ 62,888     $ 4,720  $   (2,908)   $ 64,700
                                    ========== ===========  =========  ==========  ============ =========== ===========  ==========

          SIERRA PACIFIC RESOURCES CONSOLIDATING STATEMENTS OF INCOME
                            (Dollars in Thousands)


                                          Nine Months Ended September 30, 2000            Nine Months Ended September 30, 1999
                                     ----------------------------------------------- -----------------------------------------------
                                                    Sierra                                        Sierra
                                        Nevada     Pacific                             Nevada     Pacific
                                         Power      Power       Other       Total      Power       Power       Other       Total
                                     ----------  ----------  ----------  ----------  ----------  ---------- ----------   -----------
                                     (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)
OPERATING REVENUES:
  Electric                           $1,022,816  $  639,776    $      -    1,662,592    $ 770,248   $ 105,739    $     -    875,987
  Gas                                         -      64,278           -       64,278            -       8,716          -      8,716
  Other                                       -           -       9,165        9,165            -           -      2,713      2,713
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------
                                      1,022,816     704,054       9,165    1,736,035      770,248     114,455      2,713    887,416
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------
OPERATING EXPENSES:
  Operation:

       Purchased power                  593,479     318,294           -      911,773      238,711      35,418          -    274,129
       Fuel for power generation        178,809     138,785           -      317,594      113,808      21,917          -    135,725
       Gas purchased for resale               -      41,310           -       41,310            -       6,114          -      6,114
       Deferral of energy costs-net      16,719           -           -       16,719       14,651           -          -     14,651
       Other                             97,923      68,328      17,059      183,310      111,243      16,191      3,162    130,596
  Maintenance                            27,210      12,984           -       40,194       40,740       3,416          -     44,156
  Depreciation and amortization          64,121      52,144         489      116,754       60,144      11,618        109     71,871
  Taxes:
       Income taxes                     (12,461)      6,605     (11,454)     (17,310)      40,397       1,906     (1,884)    40,419
       Other than income                 17,860      13,352         399       31,611       16,815       3,120         36     19,971
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------
                                        983,660     651,802       6,493    1,641,955      636,509      99,700      1,423    737,632
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------
OPERATING INCOME                         39,156      52,252       2,672       94,080      133,739      14,755      1,290    149,784
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------
INCOME:

  Allowance for other funds used
   during construction                    2,271         215           -        2,486        5,413      (2,449)         -      2,964
  Other income - net                      2,014      (1,122)      2,686        3,578       (1,205)       (432)       309     (1,328)
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------
                                          4,285        (907)      2,686        6,064        4,208      (2,881)       309      1,636
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------
                Total Income             43,441      51,345       5,358      100,144      137,947      11,874      1,599    151,420
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------
INTEREST CHARGES:

     Long-term debt                      46,132      26,861      16,344       89,337       48,244       5,139        116     53,499
     Other                               10,677       8,519      10,422       29,618        4,515       1,311      4,391     10,217
     Allowance for borrowed funds
      used during construction
      and capitalized interest           (6,130)     (1,649)          -       (7,779)      (5,326)      1,808          -     (3,518)
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------
                                         50,679      33,731      26,766      111,176       47,433       8,258      4,507     60,198
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------
INCOME (LOSS) BEFORE SPPC/NVP
  OBLIGATED

MANDATORILY REDEEMABLE PREFERRED
  TRUST SECURITIES                       (7,238)     17,614     (21,408)     (11,032)      90,514       3,616     (2,908)    91,222
    Preferred dividend requirements
     of mandatorily redeemable
     preferred trust securities         (11,379)     (2,807)         (1)     (14,187)     (11,380)       (628)         -    (12,008)
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------

INCOME (LOSS) BEFORE PREFERRED STOCK
  DIVIDENDS                             (18,617)     14,807     (21,409)     (25,219)      79,134       2,988     (2,908)    79,214
    Preferred stock dividend
     requirements                             -      (2,624)          -       (2,624)         (95)       (822)         -       (917)
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                            (18,617)     12,183     (21,409)     (27,843)      79,039       2,166     (2,908)    78,297
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------

INCOME FROM DISCONTINUED OPERATIONS           -       6,282           -        6,282            -       2,554          -      2,554
                                     ----------  ----------    --------    ---------   ----------   ---------   --------  ---------

NET INCOME (LOSS)                    $  (18,617) $   18,465    $(21,409)   $ (21,561)    $ 79,039     $ 4,720    $(2,908)  $ 80,851
                                     ==========  ==========    ========    =========   ==========   =========   ========  =========

     Sierra Pacific Resources
     ------------------------

Financial Condition, Liquidity And Capital Resources

     During the first nine months of 2000, SPR incurred a loss of $25.2 million from continuing operations before preferred stock dividend requirements and declared $59.0 million in common stock dividends. NVP and SPPC, SPR's principal subsidiaries, declared common stock dividends to their parent, SPR, of $64 million and $61 million, respectively. SPPC also declared $1.95 million in dividends to holders of its preferred stock.

     As discussed in the results of operations sections that follow, operating results for the second and third quarters of 2000 were negatively affected by higher fuel and purchased power costs during the same periods. These costs were reflective of significantly higher and extremely volatile prices for purchased power and fuel that developed in May 2000 in the western United States and have continued since. SPR, NVP, and SPPC cannot predict how long these unprecedented market conditions will persist. If such market conditions persist, they could have a material adverse effect on the future earnings of SPR, NVP and SPPC.

     In order to mitigate the effect of these higher fuel and purchased power costs, NVP and SPPC entered into stipulations permitting each of them to increase electric rates. With respect to NVP, the stipulation established a Fuel and Purchase Power (F&PP) Rider beginning September 1, 2000. This rider is based on the incremental increase in F&PP costs between two historic 12-month periods, subject to certain caps. The first filing by NVP under this mechanism was based on comparing NVP's F&PP costs for the 12 months ended May 2000 with those costs for the 12 months ended April 2000. The second filing was based on comparing those costs for the 12 months ended June 2000 with the 12 months ended May 2000. Future filings will follow the same pattern of comparison. The stipulation requires that filings be made by NVP each month, with the last filing to be made December 15, 2002, for rates effective February 1, 2003.

     The stipulation also imposed caps on the amount of increase or decrease permitted to NVP pursuant to each filing. For NVP's first six monthly filings, the cap is 0.95 mills per kilowatt-hour (kWh), for the second six monthly filings the cap is 1.15 mills/kWh, for the third six monthly filings the cap is
1.35 mills/kWh, for the fourth six monthly filings the cap is 1.55 mills/kWh, and for the remaining monthly filings the cap is 1.75 mills/kWh. After each sixth filing, the amount of increases or decreases not recognized as a result of the caps will be calculated. In the next filing thereafter, 50% of the unrecognized amount will be added to the incremental increase or decrease in F&PP costs for that filing, up to the cap for that filing. Any of the 50% of unrecognized increases or decreases not reflected in that filing because of the cap can be added to the next filing.

     As a result of the stipulation, in addition to a net rate increase of $48 million that became effective as of August 1, 2000, the following monthly filings have been made to date for NVP:


                                        Increase    Allowed      Annual
          Filing   Filed    Effective   Mills/kWh   Mills/kWh    (in millions)
          ------   -----    ---------   ---------   ---------    -------------
          1        Aug-1    Sep-1       1.1         0.95         15.1
          2        Aug-15   Oct-1       2.56        0.95         15.3
          3        Sep-15   Nov-1       2.97        0.95         15.6
          4        Oct-15   Dec-1       2.91        0.95         15.8


     To date, the PUCN has approved and NVP has implemented the first three of the above rate increases.

     In each monthly filing, the NVP must include a calculation of its Fixed Charge Coverage Ratio for the 12-month period (May 2000 for the first filing). If the Fixed Charge Coverage Ratio is at or above 2.5, then no increase in the rider is allowed for that filing. In addition, every six months an audit of fuel and purchase power practices will be conducted Any findings by the PUCN of imprudence are to be reflected in future F&PP rider filings.

     SPPC also entered into a stipulation permitting it to file monthly fuel and purchased power adjustment cases. Beginning November 1, 2000, a F&PP Rider was established for SPPC. As with NVP, the rider is based on the incremental increase in F&PP costs between two 12-month periods, subject to certain caps. The first such filing for SPPC was based on comparing SPPC's F&PP costs for the 12 months ended July 2000 with SPPC's Base Tariff Energy Rate (BTER). The second filing was based on comparing F&PP costs for the 12 months ended August 2000 with those costs for the 12 months ended July 2000, with future filings following the pattern of comparison. The stipulation requires SPPC to make a filing each month, with the last filing to be made December 15, 2002, for rates effective February 1, 2003.

     As with NVP, the stipulation imposes caps on the amount of increase or decrease permitted under each filing by SPPC. For SPPC's first filing, the cap is 4.5 mills/kWh. For subsequent filings the caps are the same as for NVP's F&PP rider (i.e. 0.95 mills for the next six months, 1.15 mills for following six months, 1.35 for the following six months, 1.55 mills for the following six months, and 1.75 mills for each month thereafter). The treatment for unrecognized amounts due to the cap is the same as for NVP.

     As a result of the stipulation, SPPC has filed with the PUCN for approval of the following electric rate increases:


                                         Increase    Allowed      Annual
          Filing   Filed     Effective   Mills/kWh   Mills/kWh    $Millions
          ------   -----     ---------   ---------   ---------    -------------
          1        Sept. 15  Nov. 1      3.2         3.2          25.7
          2        Oct. 15   Dec 1       1.5         0.95         7.7


     To date, the PUCN has approved and SPPC has implemented the first of the above rate increases.

     The Fixed Charge Coverage Ratio and audit provisions are the same for SPPC as for NVP.

     Although both utilities are increasing electric rates to recover higher fuel and purchased power costs, the mechanism described above for adjusting rates lags changes in actual energy costs. Consequently, high fuel and purchased power costs are likely to continue affecting earnings negatively until these costs stabilize and/or electric rates reflect the higher costs.

     In addition to the above rate filings, on November 1, SPPC filed with the PUCN to recover $26.8 million in additional costs to its natural gas distribution segment, to account for the higher cost of natural gas that SPPC pays to its suppliers. The earliest that all or a portion of this increase could go into effect would be December 1, 2000. Comparative fuel and purchased power cost information is included in each utility's results of operations discussion that follows. Also see "Regulatory Matters" below.

     SPR's cash flows during the nine months ended September 30, 2000 decreased slightly compared to the same period in 1999. Decreases in cash flows from operating activities and financing activities were largely offset by a decrease in cash flows used in investing activities. Cash flows from operating activities were less in 2000 than in 1999 due primarily to a decrease in operating income and an increase in accounts receivable, offset, in part, by increases in accounts payable and depreciation and amortization. The decrease in cash flows used in investing activities resulted mainly from 1999 including the cash used for the merger of SPR and NVP. Cash flows from financing activities decreased in 2000 as compared to 1999 due to most of 2000's net increase in long-term debt being used to retire short-term borrowings, while the nine months ended September 30, 1999, included net increases in both long-term debt and short-term borrowings.

FINANCING

     On April 20, 2000, SPR issued an aggregate of $300 million floating rate notes, $200 million of which matures on April 20, 2003 and the remaining $100 million of which matures on April 20, 2002. Interest on the notes is payable quarterly. The interest rate on the notes for each interest period is a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.60% for the notes maturing in 2003 and a spread of 0.65% for the notes maturing in 2002. These notes are not entitled to any sinking fund. The notes due 2002 will be redeemable, in whole, without premium at the option of SPR beginning on April 20, 2001 and on each interest payment date thereafter. The net proceeds of the $200 million issue were used to retire an equal amount of commercial paper of SPR that was used as temporary funding for the cash portion of the NVP merger consideration. The net proceeds of the $100 million issue were used to make a capital contribution to NVP, which in turn was used to retire $85 million of NVP's maturing First Mortgage Bonds on May 1, 2000 and the remaining proceeds were used to pay off its commercial paper outstanding. On September 26, 2000, SPR entered into a forward swap relating to its $200 million floating rate notes that will mature on April 20, 2003, effectively locking in a LIBOR rate of 6.655%, which will result in an interest rate of 7.255% on the notes until their maturity. This transaction became effective on October 20, 2000.

     On April 20, 2000, upon issuance of these floating rate notes, SPR also reduced its bank credit facility to $300 million from the previous amount of $500 million in accordance with the terms of the credit agreement. On June 21, 2000, SPR further reduced its credit facility to $150 million. The remaining $150 million credit facility was a 3-year credit facility, which has since been terminated by SPR effective August 11, 2000.

     On May 9, 2000, SPR issued $300 million of notes under its universal shelf registration. These notes bear interest at an annual rate of 8.75% and will mature on May 15, 2005. Interest on the notes is payable semi-annually. The notes are not subject to any sinking fund and are redeemable in whole or in part at any time upon payment of the principal amount of the notes being redeemed, plus accrued interest and a make-whole premium. The net proceeds from the issuance of these notes were used to retire an equal amount of commercial paper of SPR.

     Also see Portland General Electric Acquisition, below.

Nevada Power Company
---------------------

     The causes for significant changes in specific lines comprising the results of operations for NVP are as follows (dollars in thousands):

                                                          Three Months                                Nine Months
                                                        Ended September 30,                       Ended September 30,
                                                        -------------------                       -------------------
                                                                               Change from                              Change from
                                                      2000           1999      Prior Year%         2000         1999    Prior Year%
                                                    --------       --------    -----------     ----------     --------  -----------
Electric Operating Revenues ($000):
    Residential                                     $184,290       $159,022          15.9%     $  393,402     $334,789        17.5%
    Commercial                                        68,680         60,461          13.6%        174,387      154,152        13.1%
    Industrial                                       120,227        104,397          15.2%        252,675      227,459        11.1%
                                                    --------       --------    ----------      ----------     --------  ----------
    Retail revenues                                  373,197        323,880          15.2%        820,464      716,400        14.5%
    Other                                            174,198         25,998         570.0%        202,351       53,848       275.8%
                                                    --------       --------    ----------      ----------     --------  ----------
               Total Revenues                       $547,395       $349,878          56.5%     $1,022,815     $770,248        32.8%
                                                    ========       ========    ==========      ==========     ========  ==========
    Total retail sales in thousands
     of megawatt-hours (MWH)                           5,385          4,858          10.8%         12,846       11,380        12.9%

    Average retail revenue per MWH                  $  69.30       $  66.67           4.0%     $    63.87     $  62.95         1.5%

     Residential electric revenues increased for the three and nine months ended September 30, 2000, due to increases in the number of customers and above-normal temperatures. For the three and nine month periods ended September 30, 2000, the number of residential customers increased by 5.5% and 5.7%, respectively, over the same periods of 1999. Hotter than normal weather also increased revenues in both the three and nine month periods ended September 30, 2000, over the same periods the previous year. Residential revenues were also affected by rate increases effective March 1, 1999, August 1, 2000, and September 1, 2000.

     Both commercial and industrial electric revenues increased for the three and nine months ended September 30, 2000, due, in part, to increases in the number of customers. For the three and nine month periods ended September 30, 2000, the number of commercial customers increased by 4.6% and 4.8%, respectively, over the same periods of 1999. For the three and nine month periods ended September 30, 2000, the number of industrial customers increased by 9.2% and 7.1%, respectively, over the same periods of 1999. The opening of several new schools and large casinos along with new business and energy rate increases effective August 1, 2000, and September 1, 2000, contributed to increased 2000 revenues despite an overall rate decrease associated with deferred energy effective May 1, 2000. The May 1, 2000 deferred energy rate change that ended August 1, 2000, resulted in an increase in residential rates and a decrease in rates to all other customers.

     The increase in other electric revenues for the three and nine month periods ended September 30, 2000, over the same periods in 1999 was mainly due to large increases in wholesale power sales at much higher prices. NVP's wholesale power revenues have increased in response to its hedging program. NVP purchases fixed cost energy at a delivery point where the energy can either be delivered to its control area or traded, should NVP not require the energy. The energy is also traded if replacement energy can be obtained less expensively than transporting the energy to the control area. Historically, less of these trades have taken place. NVP neither purchases nor sells energy on a speculative basis.

     Also included in other electric revenues for these periods is $7.2 million from the sale of sulfur dioxide allowances from the Navajo Generation Station. The sale of these allowances occurred at this time to take advantage of beneficial market conditions and trends.

                                                   Three Months                                      Nine Months
                                                Ended September 30,                               Ended September 30,
                                                ------------------                                ------------------
                                                                         Change from                                  Change from
                                            2000              1999       Prior Year %          2000           1999    Prior Year %
                                          --------          --------     ------------      --------       --------    ------------
Purchased Power ($000)                    $385,129          $101,070           281.1%      $593,479       $238,711          148.6%

Purchased Power in thousands
  of MWHs                                    4,711             2,836            66.1%         8,426          6,387           31.9%
Average cost per MWH of
    Purchased Power                       $  81.75          $  35.64           129.4%      $  70.43       $  37.37           88.5%

     Purchased power costs were significantly higher for the three and nine months ended September 30, 2000 as Short-Term Firm and Economy Energy prices increased substantially. In addition, volumes purchased increased to accommodate system load and increased wholesale sales.

                                                Three Months                                       Nine Months
                                              Ended September 30,                              Ended September 30,
                                              -------------------                              -------------------
                                                                       Change from                                     Change from
                                           2000             1999       Prior Year %           2000           1999      Prior Year %
                                         --------         ---------    ------------          --------      --------    ------------
FUEL FOR POWER GENERATION                $ 86,140         $ 47,780           80.3%           $178,809      $113,808           57.1%
 ($000)

Thousands of MWHs generated                 3,052            2,811            8.6%              7,769         6,823           13.9%
Average cost per MWH of
    Generated Power                      $  28.22         $  17.00           66.0%           $  23.02      $  16.68           38.0%

     Fuel for generation costs for the three and nine months ended September 30, 2000, were significantly higher than the prior year as volumes generated were higher to accommodate system load. Furthermore, natural gas prices have increased over 50% from the prior year.

                                                 Three Months                                 Nine Months
                                              Ended September 30,                           Ended September 30,
                                              -------------------                           -------------------
                                                                       Change From                                   Change From
                                           2000              1999      Prior Year %          2000         1999       Prior Year %
                                         ------            -------     ------------       -------       -------      -----------
Deferral of energy costs-net ($000)      $2,445            $4,268            -42.7%       $16,719       $14,651             14.1%
                                         ======            ======      ===========        =======       =======      ===========

     Deferral of energy costs-net decreased for the three months ended September 30, 2000, because NVP discontinued deferred energy cost recognition in September 2000 pursuant to the July 2000 settlement with the PUCN. (See "Regulatory Matters" below.) Deferral of energy costs-net for the nine months ended September 30, 2000 increased as a result of deferred energy rate increases granted in 1999 to reflect the increased cost of fuel and purchased power.

                                         Three Months                              Nine Months
                                      Ended September 30,                     Ended September 30,
                                          (in $000's)                              (in $000's)
                                          ----------                               -----------
                                                           Change from                              Change from
                                       2000       1999     Prior Year %       2000        1999      Prior Year %
                                      ------     ------    ------------      ------     --------    -------------
Allowance for other funds
 used during construction             $  430     $1,330         -67.7%       $2,272     $ 5,413          -58.0%

Allowance for borrowed funds
 used during construction             $2,373     $1,491          59.2%        6,130       5,326           15.1%
                                      ------     ------    -----------       ------     -------     -----------
                                      $2,803     $2,821          -0.6%       $8,402     $10,739          -21.8%
                                      ======     ======    ===========       ======     =======     ===========

     Total allowance for funds used during construction (AFUDC) for the nine-month period ending September 30, 2000, is lower compared to 1999 because of reductions in construction-work-in-progress resulting primarily from the completion of the Crystal Transmission Project in May 1999 and because of a reduction in the overall AFUDC rate. Total AFUDC was comparable for the three-month periods ending September 30, 1999 and 2000.

                                                 Three Months                                    Nine Months
                                                Ended September 30,                             Ended September 30,
                                                -------------------                             -------------------
                                                                         Change From                                Change From
                                                2000           1999      Prior Year %      2000           1999      Prior Year %
                                               -------        -------    ------------     -------       --------    ------------
Other operating expense                        $33,638        $43,952          -23.5%     $97,923       $111,243         -12.0%
Maintenance expense                            $ 8,126        $11,513          -29.4%      27,210         40,740         -33.2%
Depreciation and amortization                  $21,391        $20,613            3.8%      64,121         60,144           6.6%
Income taxes                                   $(5,642)       $33,190         -117.0%     (12,461)        40,397        -130.8%
Taxes other than income taxes                  $ 6,542        $ 5,626           16.3%      17,860         16,815           6.2%
Interest charges- Long-term debt               $15,980        $16,778           -4.8%      46,132         48,244          -4.4%
Interest charges-other                         $ 2,745        $ 1,175          133.6%      10,677          4,515         136.5%

     Other operating expense for the three- and nine-month periods ending September 30, 2000 decreased compared to the same periods in 1999 primarily due to reduced labor and benefit costs in 2000 as a result of merger efficiencies and unfilled vacancies.

     Maintenance costs for the three- and nine-month periods ending September 30, 2000, decreased from the prior year primarily as a result of fewer planned plant maintenance activities at NVP's coal generation facilities. In addition, crews have been performing required activities of a capital nature, thereby reducing the amount of maintenance expense. Finally, in 1999 maintenance expenses were higher than normal.

     Depreciation and amortization expense increased for the three- and nine-month periods ending September 30, 2000, due to an increase in electric plant-in-service over the prior year.

     Income taxes decreased for both the three- and nine-month periods ending September 30, 2000, due to net pre-tax losses in the third quarter and lower pre-tax income for the nine months ended September 30, 2000 versus periods of higher net pre-tax income in 1999.

    Taxes other than income taxes increased for both the three- and nine-month periods ending September 30, 2000 compared to the same periods in 1999 reflecting increases in both revenues and electric plant-in-service.

     Interest charges-Long-term debt decreased for the three and nine months ended September 30, 2000 due to lower average long-term debt balances compared to 1999. Although floating rate notes are classified as long-term debt on the balance sheet, the associated interest costs are included in Interest charges-other.

     Interest charges-other increased for the both three- and nine-month periods ending September 30, 2000, because of interest incurred on $100 million of floating rate notes issued in October 1999, interest on $150 million of floating rate notes issued in June 2000, $150 million of floating rate notes issued in August 2000, and due to the utilization of commercial paper in 2000.

Financial Condition, Liquidity And Capital Resources

     During the first nine months of 2000, NVP incurred a loss of approximately $21.6 million and declared $64.0 million in dividends on its common stock, all of which is held by its parent, Sierra Pacific Resources.

     Cash flows during the nine months ended September 30, 2000 increased slightly compared to the same period in 1999. A reduction in cash flows from operating activities, mainly due to a decrease in operating income, was offset by a decrease in cash used for investing activities and an increase in cash flows from financing activities. A reduction in cash used for utility plant was the main cause of the decrease in cash used for investing activities. The increase in cash flows from financing activities was due to funding received from SPR offset, in part, by an increase in dividends paid.

Construction Expenditures And Financing

     NVP's construction program and capital requirements for the period 2000-2004 were originally discussed in the combined SPR/NVP Annual Report on Form 10-K for the year ending December 31, 1999. Of NVP's amount projected for 2000 ($190.5 million), $138.6 million (72.8%) was spent as of September 30, 2000. Construction expenditures were funded from sources other than internally generated funds.

     NVP may utilize internally generated cash and the proceeds from secured and unsecured borrowings and preferred securities to meet capital expenditure requirements through 2000.

Financing

     On April 20, 2000, SPR issued an aggregate of $300 million floating rate notes, $200 million of which matures on April 20, 2003 and the remaining $100 million of which matures on April 20, 2002. Interest on the notes is payable quarterly. The net proceeds of the $100 million issue were used to make a capital contribution to NVP, which in turn was used to retire $85 million of NVP's maturing First Mortgage Bonds on May 1, 2000 and the remaining proceeds were used to pay off its commercial paper outstanding.

     On June 9, 2000, NVP issued $150 million of floating rate notes that will
mature on June 12, 2001.   Interest on the notes is payable quarterly.  The
interest rate on the notes for each interest period is a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.55%. These notes are not entitled to any sinking fund and are non-callable. The net proceeds of the $150 million issue were used to redeem $100 million of floating rate notes on July 14, 2000, and the remaining proceeds were used to reduce NVP's commercial paper outstanding.

     On June 22, 2000, Clark County, Nevada issued for NVP's benefit $100 million Industrial Development Refunding Revenue Bonds, Series 2000A, due June
1, 2020.   The interest rate is currently being determined by a Dutch Auction based on an auction period of seven days. The Series A bonds were issued to refund $100 million of Clark County's 7.80% Industrial Development Revenue Bonds Series 1990 on June 30, 2000.

     On July 28, 2000, Clark County, Nevada issued for NVP's benefit $15 million Pollution Control Refunding Revenue Bonds, Series 2000B, due October 1, 2009. The interest rate is currently being determined by a Dutch Auction based on an auction period of seven days. The Series B bonds were issued to refund a like principal amount of Clark County's 7.80% Pollution Control Revenue Bonds Series 1989 on October 2, 2000.

     The method of determining the interest rate on the Series A and Series B Bonds may be converted from time to time in accordance with the related Indenture so that such bonds would, thereafter, bear interest at a daily, weekly, flexible, term or auction rate. Both Series A and Series B Bonds are insured by AMBAC Assurance Corporation.

     On July 24, 2000, NVP received a 30-day extension on its $150 million Credit Facility to August 28, 2000, in accordance with the terms of the credit agreement. On August 28, 2000, NVP received a 364-day extension of this facility to August 27, 2001.

     On August 18, 2000, NVP issued $100 million of floating rate notes that will mature on August 20, 2001. Interest on the notes is payable quarterly commencing on November 18, 2000. The interest rate on the notes for each interest period is a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.58%. These notes are not entitled to any sinking fund. The notes are redeemable at the option of NVP in whole or in part from time to time, without premium, beginning on February 18, 2001. The net proceeds of the $100 million issue were used to reduce NVP's commercial paper outstanding.

SIERRA PACIFIC POWER COMPANY
----------------------------

     The components of gross margin are set forth below (dollars in thousands):

                             Three Months                         Nine Months
                          Ended September 30,                  Ended September 30,
                          -------------------                  -------------------
                                                Change from                          Change from
                            2000      1999      Prior Year %     2000       1999     Prior Year %
                          --------  --------    ------------   --------   --------   ------------
Operating Revenues:
      Electric            $305,334  $163,846       86.4%       $639,776   $455,497       40.5%
      Gas                   12,967    13,056       -0.7%         64,278     69,934       -8.1%
                          --------  --------                   --------   --------
Total Revenues             318,301   176,902       79.9%        704,054    525,431       34.0%
                          --------  --------                   --------   --------

Energy Costs:
      Electric             262,292    85,124      208.1%        457,079    220,740      107.1%
      Gas                    6,989     9,603      -27.2%         41,310     46,978      -12.1%
                          --------  --------                   --------   --------
Total Energy Costs         269,281    94,727      184.3%        498,389    267,718       86.2%
                          --------  --------                   --------   --------
Gross Margin                49,020    82,175      -40.3%        205,665    257,713      -20.2%
                          ========  ========                   ========   ========


Gross Margin by Segment:
      Electric              43,042    78,722      -45.3%        182,697    234,757      -22.2%
      Gas                    5,978     3,453       73.1%         22,968     22,956        0.1%
                          --------  --------                   --------   --------
Total                     $ 49,020  $ 82,175      -40.3%       $205,665   $257,713      -20.2%
                          ========  ========                   ========   ========

     The causes for significant changes in specific lines comprising the results of operations for SPPC are as follows (dollars in thousands):

                                   Three Months                         Nine Months
                                 Ended September 30,                 Ended September 30,
                                 -------------------                 -------------------
                                                      Change from                         Change from
                                    2000     1999     Prior Year %     2000      1999     Prior Year %
                                 --------  --------   ------------   -------   --------   ------------
Electric Operating Revenues:
 Residential                     $ 45,114  $ 41,892         7.7%    $131,304   $127,903        2.7%
 Commercial                        54,327    52,175         4.1%     147,753    141,874        4.1%
 Industrial                        49,670    47,878         3.7%     143,684    139,793        2.8%
                                 --------  --------   ----------    --------   --------    --------
 Retail revenues                  149,111   141,945         5.0%     422,741    409,570        3.2%
 Other                            156,223    21,901       613.3%     217,035     45,927      372.6%
                                 --------  --------   ----------    --------   --------    --------
Total Revenues                   $305,334  $163,846        86.4%    $639,776   $455,497       40.5%
                                 ========  ========   ==========    ========   ========    ========


Retail sales in thousands of
 megawatt-hours (MWH)               2,336     2,193         6.5%       6,584      6,333        4.0%
                                 --------  --------   ----------    --------   --------    --------


Average retail revenue per MWH   $  63.83  $  64.73        -1.4%    $  64.21   $  64.67       -0.7%

     Residential revenues increased for both the three- and nine-month periods ended September 30, 2000. These changes were due to growth in total customers and increases in cooling degree-days over the three- and nine-month periods in 1999.

     Commercial revenues also were higher for both the three months and nine months ended September 30, 2000. This was due primarily to 3.1% increases in total customers and, to a lesser extent, the increases in cooling degree-days mentioned above.

     Industrial revenues also increased for both the three months and nine months ended September 30, 2000. This was due to significant increases in usage per customer, primarily by mining customers, more than offsetting the migration of some customers to the commercial class.

     Other electric revenues were higher in the three and nine-month periods ended September 30, 2000, compared to the prior year primarily due to $124 million and $157 million increases, respectively, in wholesale electric revenues. SPPC's wholesale power revenues have increased in response to its hedging program. SPPC purchases fixed cost energy at a delivery point where the energy can either be delivered to its control area or traded, should SPPC not require the energy. The energy is also traded if replacement energy can be obtained less expensively than transporting the energy to the control area. Historically, less of these trades have taken place. SPPC neither purchases nor sells energy on a speculative basis. The increase for the nine months ended September 30, 2000, was also due in part to the 1999 reclassification of a $4.3 million reserve to revenues from operating expense, that was made in order to reflect a refund resulting from an agreement with the PUCN to refund a share of earnings.

                                                 Three Months                             Nine Months
                                              Ended September 30,                      Ended September 30,
                                              -------------------                      -------------------
                                                                    Change From                              Change From
                                           2000           1999      Prior Year %      2000        1999       Prior Year%
                                       ------------   ----------    ------------  ----------  -----------   ------------
Gas Operating Revenues ($000):
    Residential                        $    4,316     $    3,813         13.2%  $     27,254  $    29,029      -6.1%
    Commercial                              2,382          2,189          8.8%        14,098       15,338      -8.1%
    Industrial                              1,852          1,781          4.0%         7,309        7,899      -7.5%
    Deferred Energy                           180              -            -            900            -         -

    Miscellaneous                             216           (194)      -211.3%         1,224          749      63.4%
                                       ----------     ----------   ----------   ------------  -----------  --------

    Total retail revenue                    8,946          7,589         17.9%        50,785       53,015      -4.2%
    Wholesale revenue                       4,021          5,467        -26.4%        13,493       16,919     -20.2%
                                       ----------     ----------   ----------   ------------  -----------  --------
Total Revenues                         $   12,967     $   13,056         -0.7%  $     64,278  $    69,934      -8.1%
                                       ==========     ==========   ==========   ============  ===========  ========

Sales Decatherms (Dth):
    Retail                              1,348,000      1,248,372          8.0%     8,414,300    9,269,549      -9.2%
    Wholesale                           1,110,459      2,440,570        -54.5%     4,652,635    7,988,902     -41.8%
                                       ----------     ----------   ----------   ------------  -----------  --------
    Total                               2,458,459      3,688,942        -33.4%    13,066,935   17,258,451     -24.3%
                                       ----------     ----------   ----------   ------------  -----------  --------


Average revenues per Dth
    Retail                             $     6.64     $     6.08          9.2%  $       6.04  $      5.72       5.5%
    Wholesale                          $     3.62     $     2.24         61.6%  $       2.90  $      2.12      36.9%

     The three months ended September 30, 2000, reflected increased gas revenues among residential and commercial customers, primarily the result of higher usage per customer as well as increases in residential and commercial customers of 4.9% and 2.5%, respectively. However, the nine-month period ended September 30, 2000, reflected reductions in usage by all classes of retail customers largely due to a 12% decrease in the number of heating degree-days, offset, in part, by increases in residential and commercial customers of 4.9% and 2.8%, respectively.

     Wholesale gas revenues declined for both the third quarter and the nine-month period ended September 30, 2000 over the same periods in 1999 as a result of less gas available for wholesale sales because of significant increases in the usage of gas supplies for electricity generation offset, in part, by much higher unit prices.

                                                 Three Months                             Nine Months
                                              Ended September 30,                      Ended September 30,
                                              -------------------                      -------------------
                                                                    Change From                              Change From
                                           2000           1999      Prior Year %      2000        1999       Prior Year%
                                       ------------   ----------    ------------  ----------  -----------   ------------
Purchased Power ($000)                  $  196,865     $   52,564       274.5%      $318,294      $135,343      135.2%

Purchased Power in
 thousands
  of MWHs                                    2,511          1,543        62.7%         5,810         4,566       27.2%
Average cost per MWH of
    Purchased Power                     $    78.40     $    34.07       130.1%      $  54.78      $  29.64       84.8%

     Purchased power costs were higher for the three and nine months ended September 30, 2000 because total purchased power requirements were higher than in the same periods in 1999, and SPPC fulfilled more of its total energy requirements with more expensive economy energy purchased power. SPPC also took advantage of additional hedging opportunities and the price was substantially higher.

                                           Three Months                        Nine Months
                                        Ended September 30,                 Ended September 30,
                                       --------------------                 ---------------------
                                                               Change from                          Change from
                                         2000        1999      Prior Year %    2000       1999       Prior Year
                                       --------    --------   ------------- ---------  ----------   ------------
Fuel for Power Generation ($000)        $65,427     $32,560      100.9%      $138,785     $85,397     62.5%

Thousands of MWHs generated             $ 1,612     $ 1,382       16.6%         4,155       3,701     12.3%
Average cost per MWH
  of Generated Power                    $ 40.59     $ 23.56       72.3%      $  33.40     $ 23.07     44.8%

     Fuel for generation costs for the both the three month and nine month periods ended September 30, 2000, were significantly higher than the same periods of the prior year as gas prices increased significantly and volumes were higher to accommodate greater system load.

                                        Three Months                          Nine Months
                                      Ended September 30,                  Ended September 30,
                                      -------------------                  -------------------
                                                             Change from                         Change from
                                        2000       1999      Prior Year %     2000      1999      Prior Year
                                      -------     -------   ------------   --------   --------   ----------
Gas Purchased for Resale ($000)
           Retail                     $ 2,740     $ 5,043      -45.7%      $ 27,638   $ 32,048     -13.8%
           Wholesale                    4,249       4,560       -6.8%        13,672     14,930      -8.4%
                                      -------     -------                  --------   --------
           Total                        6,989       9,603      -27.2%        41,310     46,978     -12.1%
                                      =======     =======                  ========   ========

Gas Purchased for Resale
    (thousands of decatherms)
           Retail                       1,391       1,248       11.5%         7,976      9,273     -14.0%
           Wholesale                    1,110       2,441      -54.5%         4,653      7,989     -41.8%
                                      -------     -------                  --------   --------
           Total                        2,501       3,689      -32.2%        12,629     17,262     -26.8%
                                      =======     =======                  ========   ========

Average cost per decatherm
           Retail                     $  1.97     $  4.04      -51.2%      $   3.47   $   3.46          0.3%
           Wholesale                  $  3.83     $  1.87      104.8%      $   2.94   $   1.87         57.2%

     The quantity of retail gas purchased for resale increased for the three months and decreased for the nine months ended September 30, 2000, corresponding to the increased and decreased retail demand, respectively, for the same periods. The cost of retail gas purchased for resale for the three and nine months ended September 30, 2000, has been reduced by an adjustment of $3.0 million made in August 2000. The adjustment represented a historical reclassification of gas costs that SPPC determined were properly allocable as fuel for power generation costs. Excluding the adjustment, the average retail cost per decatherm for the three and nine months ended September 30, 2000, would have been $4.14 and $3.84, respectively, reflecting higher gas costs in 2000.

                                 Three Months                         Nine Months
                               Ended September 30,                Ended September 30,
                                  (in $000's)                         (in $000's)
                               ------------------                 -------------------
                                                    Change from                        Change from
                                 2000       1999    Prior Year %    2000      1999      Prior Year
                               -------   ---------  ------------  -------   ---------  -----------
Allowance for other funds
 used during construction       $  81    $ (2,451)      N/A        $  215   $ (2,445)        N/A

Allowance for borrowed funds
 used during construction         680      (1,723)      N/A         1,649     (1,312)        N/A
                               -------   ---------                -------   ---------
                                $ 761    $ (4,174)      N/A        $1,864   $ (3,757)        N/A
                               =======   =========                =======   =========

     Total allowance for funds used during construction (AFUDC) is higher for the three and nine months ended September 30, 2000, as compared to the same periods in 1999 because of higher construction-work-in-progress balances in 2000 and due to a September 1999 adjustment reducing AFUDC for the Pinon Pine project.

                                  Three Months                          Nine Months
                                Ended September 30,                 Ended September 30,
                                   (in $000's)                         (in $000's)
                                ------------------                  -------------------
                                                     Change from                         Change from
                                  2000      1999     Prior Year %     2000      1999      Prior Year
                                -------   ---------  ------------   -------   ---------  -----------
Other operating expense          $18,608   $24,060        -22.7%    $68,328    $67,974        0.5%
Maintenance expense                4,162     5,523        -24.6%     12,984     15,233      -14.8%
Income taxes                      (4,591)    5,093       -190.1%      6,605     25,175      -73.8%
Interest charges- Long-term debt  10,952     7,817         40.1%     26,861     23,548       14.1%
Interest charges-other             1,348     2,004        -32.7%      8,519      6,712       26.9%

    Other operating expense was lower for the third quarter of 2000 due to reduced labor and benefit costs in 2000 as a result of merger efficiencies and other unfilled vacancies, and due to higher fire-related claims reserves in 1999. Other operating expense for the nine months ended September 30, 2000 was comparable to the same period in 1999.

     Maintenance costs for the three-and nine-month periods ended September 30, 2000 were decreased compared to the same periods in 1999, due to fewer outages and lower plant maintenance expenses.

    Income taxes decreased for both the three and nine months periods ended September 30, 2000, due to comparable reductions in pre-tax income in 2000 as compared to the same periods in 1999.

     Interest charges-Long-term debt increased for the three and nine months ended September 30, 2000 due to higher average long-term debt balances compared to 1999.

    Interest charges-other decreased for the three months ended September 30, 2000 due to lower average commercial paper balances compared to 1999. However, commercial paper balances were higher for the nine months ended September 30, 2000, which accounted for most of the increase in Interest charges-other for the nine-month period.


Financial Condition, Liquidity And Capital Resources

     During the first nine months of 2000, SPPC earned approximately $14.8 million in income from continuing operations before preferred stock dividends. SPPC declared $1.95 million in dividends to holders of its preferred stock and declared $61.0 million in dividends on its common stock, all of which is held by its parent, Sierra Pacific Resources.

     Cash flows during the nine months ended September 30, 2000, were comparable to the same period in 1999. A reduction in cash flows from operating activities, mainly due to a decrease in operating income, was largely offset by a decrease in cash used for investing activities. The decrease in cash used for investing activities was primarily due to SPPC's 1999 acquisition of General Electric Capital Corporation's interest in Pinon Pine Company L.L.C. Cash flows from financing activities increased slightly compared to the prior year due to an increase in net long-term debt issued and a decrease in the reduction in short-term borrowings.

Construction Expenditures and Financing

     SPPC's construction program and capital requirements for the period 2000-2004 were originally discussed in SPPC's 1999 Annual Report on Form 10-K. Of the amount projected for 2000 ($137.7 million), $85.4 million (62.0%) had been spent as of September 30, 2000. Internally generated funds provided 8.3% of construction expenditures.

     SPPC may utilize internally generated cash and the proceeds from secured and unsecured borrowings and preferred securities to meet capital expenditure requirements through 2000.

Financing

     On June 9, 2000, SPPC issued $200 million of floating rate notes that will
mature on June 12, 2001.   Interest on the notes is payable quarterly.  The
interest rate on the notes for each interest period is a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.50%. These notes are not entitled to any sinking fund and are non-callable. The net proceeds of the $200 million issue were used to redeem $100 million of floating rate notes on July 14, 2000, and the remaining proceeds were used to reduce the amount of SPPC's commercial paper outstanding.

     On July 24, 2000, SPPC received a 30-day extension of its $150 million Credit Facility to August 28, 2000, in accordance with the terms of the credit agreement. On August 28, 2000, SPPC received a 364-day extension of this facility to August 27, 2001.


Sierra Pacific Resources (Holding Company)
------------------------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three and nine months ended September 30, 2000 include the operating results of the holding company. The holding company operating results included approximately $14.0 million and $27.0 million, respectively, of interest costs for the three- and nine-month periods ended September 30, 2000, primarily as a result of financing the merger between SPR and NVP. For additional merger information, see Note 3 to the Condensed Consolidated Financial Statements included in this report. SPR's Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 1999, include only two months' operating results of SPR and its pre-merger subsidiaries.

Tuscarora Gas Pipeline Company
------------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three and nine months ended September 30, 2000 include the operating results of Tuscarora Gas Pipeline Company (TGPC), a wholly owned subsidiary of SPR. TGPC contributed $.5 million and $1.6 million, respectively, in net income for the three- and nine-month periods ended September 30, 2000. Although not fully reflected in the Condensed Consolidated Statements of Income of SPR for the three- and nine-month periods ended September 30, 1999 included in this report, TGPC contributed $.5 million and $1.4 million, respectively, in net income for those periods.

e.three
-------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three and nine months ended September 30, 2000 include the operating results of e.three, a wholly owned subsidiary of SPR. e.three incurred a loss of $56,000 for the three-months ended September 30, 2000 and contributed $235,000 in net income for the nine-month period ended September 30, 2000. Although not fully reflected in the Condensed Consolidated Statements of Income of SPR for the three- and nine-month periods ended September 30, 1999 included in this report, e.three incurred net losses of $16,000 and $1.2 million, respectively, for those periods due to start-up activities.

Sierra Pacific Energy Company
-----------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three and nine months ended September 30, 2000 include the operating results of Sierra Pacific Energy Company (SPE), a wholly owned subsidiary of SPR. SPE incurred net losses of $.5 million and $4.3 million, respectively, for the three- and nine-month periods ended September 30, 2000. The losses are the result of costs incurred to exit the retail energy-sales business. Although not fully reflected in the Condensed Consolidated Statements of Income of SPR for the three- and nine-month periods ended September 30, 1999 included in this report, SPE incurred net losses of $1.4 million and $2.2 million, respectively, for those periods.

Sierra Pacific Communications
-----------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Sierra Pacific Communications (SPC), a wholly owned subsidiary of SPR. SPC incurred net losses of $305,000 and $380,000, respectively, for the three- and nine-month periods ended September 30, 2000. SPC began operations in the third quarter of 1999.

     In the first quarter of 2000, SPC finalized a partnership, called Sierra Touch America LLC, with Touch America, a subsidiary of Montana Power Company. The partnership was formed to construct and operate a fiber optic connection between Salt Lake City, Utah and Sacramento, CA. The route is being constructed for AT&T, PF Net Corporation, and Sierra Touch America. SPC's share is approximately $25 million of a total estimated construction cost of $120 million. Right-of-way and permitting is in progress. Construction activity between Sacramento and Reno commenced in July and completion is expected in the fourth quarter of 2000.

                     PORTLAND GENERAL ELECTRIC ACQUISITION
                     -------------------------------------

     On November 8, 1999, SPR and Enron Corporation (Enron) announced they had entered into a purchase and sale agreement for Enron's wholly owned electric utility subsidiary, Portland General Electric Company (PGE). PGE is an electric utility serving more than 700,000 retail customers in northwest Oregon. PGE will become a wholly owned subsidiary of SPR. Under terms of the agreement, Enron will sell PGE to SPR for $2.02 billion to $2.1 billion, depending upon the level of liabilities assumed at the time of close. In addition, $1.0 billion in PGE debt and preferred stock will be reflected in SPR's consolidated financial statements.

     In addition to other regulatory approvals discussed below, the PGE acquisition is subject to the approval of the Securities and Exchange Commission (the "SEC") under the Public Utility Holding Company Act ("PUHCA"), and SPR has applied to the SEC to become a registered public utility holding company under PUHCA. In connection with that application, SPR has made certain representations to the SEC regarding the methods of financing the PGE acquisition and regarding the capital structure of SPR following the acquisition. According to those representations, SPR expects to finance the transaction initially primarily through a bank loan or other form of debt. Ultimately, the transaction is expected to be financed through proceeds from the sale of generation assets of NVP and SPPC and the issuance by SPR of debt and equity securities. Immediately after the acquisition of PGE, SPR expects that its consolidated common equity will be approximately 23 percent of total consolidated capitalization. During the two years following the acquisition, however, SPR has indicated that it intends to increase consolidated common equity to approximately 29 percent by paying down a portion of the acquisition debt with proceeds from the sale of the electric generation assets of NVP and SPPC, the sale of non-strategic assets, the sale of additional common stock, and increased retained earnings from the combined operations of the three utility subsidiaries. SPR's ability to increase its common equity will depend upon, among other things, market conditions and the results of operations of these subsidiaries.

     The proposed transaction is subject to closing conditions, including, without limitation, the receipt of all necessary governmental approvals, including the Federal Energy Regulatory Commission (FERC), the Federal Trade Commission/Department of Justice (FTC/DOJ), the Securities and Exchange Commission (SEC), the Oregon Public Utility Commission (OPUC), and the Nuclear Regulatory Commission (NRC). SPR's filings have been made and the federal and state regulatory processes continue. As of May 3, 2000, the FTC/DOJ investigation concluded and the waiting period under Hart-Scott-Rodino expired with no action taken. On July 27, 2000, the NRC approved PGE's transfer application filed in January. On August 25, SPR filed additional market power and pricing information requested by the FERC in its late July draft order. On October 30, 2000, the OPUC approved SPR's application to acquire PGE. The OPUC approved a September 1 settlement agreement that calls for a six-year price freeze for PGE customers and a $95 million credit for Oregon consumers. The "acquisition credit" will be shown on monthly power bills as soon as the transaction is complete and will continue through September 30, 2007. PGE will retain its ability to adjust rates to reflect changes in the prices for wholesale electricity and fuel purchased to operate its power plants. It is anticipated that remaining approvals will be received in the fourth quarter of 2000 or in 2001.

                             GENERATION DIVESTITURE
                             ----------------------

     In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR is offering for sale generation assets with peak capacity of approximately 2,985 megawatts
(MW), with approximately 1,045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First stage indicative bids were received on May 25, 2000. The short list of qualified bidders for each of the seven bundles being offered was completed and bidders notified by June 6, 2000. The second stage due diligence process was started on June 6, 2000, and will continue through mid-November. Final bids and the selection of winning bids will occur in the Fourth Quarter of 2000. The sale and transfer of ownership is expected to close by mid-2001.
Each sale will include an executed Transitional Purchase Power Agreement (TPPA) between the utility and the new owner of the divested generation. The TPPAs will provide price protection by enabling the utilities to buy back energy and ancillary services from the divested plants at prices not to exceed 1998 costs. The term of the TPPAs will begin at closing and end at a date no later than March 1, 2003.

     On May 10, 2000, AES Corporation announced that it was the successful bidder for the purchase of a controlling interest in the 1,580 MW Mohave Generating Station in Laughlin, Nevada for approximately $667 million. NVP owns a 14% undivided interest in the facility. Mohave Generating Station is a 2-unit, coal-fired power plant located on 2,500 acres along the Colorado River, approximately 80 miles south of Las Vegas. AES executed Asset Sale Agreements with the sellers, NVP (14%) and Southern California Edison Company (56%), for a 70% undivided interest in the facility. The acquisition is subject to approval by the FERC and the California Public Utilities Commission and review by the PUCN, and is expected to close in 2001.

     On October 19, 2000, SPR and SPPC announced an agreement to sell SPPC's 50% interest in the Valmy Power Station to NRG Energy of Minneapolis, Minnesota. Under the agreement, SPPC will have the right to buy energy and ancillary services from the Valmy Power Station for agreed upon prices subject to a collar, through early 2003. The sale price of the asset bundle, which includes the Battle Mountain Diesel Plant and the Winnemucca Gas Plant, is $273.3 million, net of a payment from SPPC to NRG for the power purchase agreement, subject to taxes and other adjustments. The Valmy Power Station sells electricity in northern Nevada and surrounding markets. SPPC's net capacity interest in the Valmy Power Station totals 286 MW. Located forty miles from Winnemucca, Nevada, the Valmy Power Station consists of two similar coal-fired units and is owned jointly by SPPC and Idaho Power Co. SPPC owns 50% of the station and operates the plant. The sale of the Valmy Power Station bundle, which is subject to approval and review by various regulatory agencies, is expected to close in mid-2001.

     On October 27, 2000, SPR and SPPC announced an agreement to sell SPPC's Tracy/Pinon Power Station to WPS Power Development, Inc., a wholly owned
subsidiary of WPS Resources Corporation of Green Bay, Wisconsin.   Under the
agreement, SPPC will have the right to buy energy and ancillary services from WPS Power Development for agreed upon prices subject to a collar from closing of the agreement through February 2003. The sale price of the asset bundle, which includes the Tracy Plant, Pinon Pine, and the Brunswick, Gabbs and Valley Road diesel generators, is $249.8 million, subject to taxes and other adjustments at closing. In conjunction with the purchase, SPPC negotiated the right to buy energy and ancillary services from WPS Power Development for agreed upon prices, subject to a collar, from closing up until March 1, 2003, at a cost ranging from $80 million to $150 million, based on time of closing. The Tracy/Pinon Power Station sells electricity in northern Nevada and surrounding markets. Tracy is also the site of the Pinon Pine Integrated Coal Gasification Combined Cycle project co-funded by the U.S. Department of Energy as part of the Clean Coal Technology Program. SPPC's average capacity in the Tracy/Pinon Power Station totals 525 megawatts. Located approximately 20 miles from Reno, Nevada, the Tracy/Pinon Power Station consists of three similar gas- and oil-fired units, four gas turbines, and the Pinon Pine facility (a combined cycle unit). The sale of the Tracy/Pinon Power Station, which is subject to approval and review by various regulatory agencies, is expected to close no later than June 2001.

                             SALE OF WATER BUSINESS
                             ----------------------

     On September 7, 2000, SPR and SPPC announced their intention to sell SPPC's water utility business as part of a strategy to concentrate on SPR's core electric, gas and telecommunications businesses. SPPC expects to exit the entire water business. Expected to be included in the sale is water storage and supply, treatment facilities, and transmission and distribution facilities.
Also included in the sale will be four hydroelectric generation plants on the Truckee River, totaling approximately nine MW of installed (name plate) generation capacity. The transaction is expected to close in the first half of 2001, after a buyer is selected and the necessary regulatory approvals are received.

     The water utility business currently employs approximately 87 direct employees. As of December 31, 1999, total assets were approximately $268 million and net utility plant was about $257 million. For the nine months ended September 30, 2000, revenues were $44.3 million. The water business serves approximately 71,000 customers in the Reno/Sparks area.

                               REGULATORY MATTERS
                               ------------------


     Substantially all of the utility operations of both NVP and SPPC (collectively the "utilities") are conducted in Nevada. As a result both companies are subject to utility regulation within Nevada and therefore deal with many of the same regulatory issues.

Nevada Electric Restructuring Activities
----------------------------------------

     Competition was originally scheduled to start on March 1, 2000. However, in February 2000 the Governor of Nevada delayed the start date of competition indefinitely. Generally, restructuring regulations and PUCN decisions during the first and second quarters of 2000 proceeded slowly. Numerous hearings and workshops have been held by the Public Utilities Commission of Nevada (PUCN) regarding two important regulations, Provider of Last Resort and Past Costs regulations.

     On March 28, 2000, SPR, NVP and SPPC filed a federal lawsuit challenging Nevada's laws providing for competition in the electric utility industry and the PUCN's implementation of competition. See SPR's and NVP's Form 8-K, filed on April 17, 2000.

     On July 20, 2000, the PUCN approved stipulated agreements that resolved pending state and federal lawsuits and major restructuring issues including past costs. See the Form 8-K filed July 26, 2000. On August 3, 2000, the PUCN approved revisions to the stipulated agreements. The stipulations paved the way for open access to occur in a phased manner beginning in November 2000 for large commercial customers and continuing until September 2001 for residential customers.

     On October 4, 2000, the Governor announced that he had decided to delay the opening of the electricity market in order to allow the state to develop a comprehensive energy policy. The Governor also appointed a bipartisan panel to develop a long-term strategy and report its findings by January 15, 2001, prior to the start of the 2001 legislative session. Management believes it is probable that changes will be made to restructuring legislation and / or PUCN restructuring rules.

     The following are highlights of the stipulations:

Incentives for Utilities to Meet Open Access Dates

     Provided that open access procedures including billing and settlement are in place by the open access dates, NVP and SPPC will be allowed to retain up to $16 million and $9 million, respectively, from any gain on the divestiture of generation assets.

Past Costs

     Major past cost issues are resolved by the stipulations. The utilities have waived their rights to the collection of any past costs other than those provided for in the stipulations. The parties have agreed that the stipulations eliminate the need for a past cost regulation.

Generation

     The gain on the sale of generation facilities for regulatory purposes will be calculated based upon recorded book values as of the date of sale and includes costs of sale, less applicable taxes and amounts related to the Transitional Purchase Power Agreements (See Generation Divestiture, above). Common and general plant allocable to generation will be recoverable from the gain.

     NVP is to receive the first $15 million dollars in settlement for certain deferred energy costs. Additional gain, if any, from the sale of NVP's generation facilities will be applied to the allowed incentive to NVP for meeting retail open access dates, as described above.

     Additional gain, if any, up to $9 million, from the sale of SPPC's generation facilities will be applied to the allowed incentives to SPPC for meeting retail open access dates, as described above.

     Any remaining gains will be set aside in escrow accounts to be utilized to pay down costs associated with above-market purchased power contracts.

Purchased Power Contracts

     The utilities will auction their purchased power contracts on an annual
basis in the wholesale markets.    If the auction does not yield sufficient
proceeds to pay for the purchased power contracts, the utilities will collect the difference from all customers through a non-bypassable wires charge. This Purchased Power Agreement Adjustment Mechanism (PPAAM) charge will be in place when the market opens. NVP and SPPC each filed its first PPAAM with the PUCN on October 2, 2000.

     To the extent that there are tax or market advantages, the utilities will pursue a competitive permanent auction of purchased power contracts. Such an auction would be funded by an amount not to exceed the principal and interest in the escrow accounts that were funded by the gain on the sale of generation assets.

     If the permanent auction does not proceed or if such auction does not exhaust the generation escrow accounts, the PPAAM charge will be reduced by an annuity calculated on any remaining amount in the generation escrow account.

Metering

     Customers will have the opportunity to purchase metering equipment directly from the utilities or through an alternative seller. Such assets will be sold at net book value.

Transition Costs

     The ability of the utilities to recover costs they expect to spend to open the market, referred to as transition costs, was not resolved by the stipulations. The utilities expect to petition the PUCN in the near future to request recovery of their transition costs.


     In other matters related to restructuring, the PUCN has continued rulemaking and discussion related to a number of topics including:

Transmission Access for Retail Competition

     On July 19, 2000, the utilities filed with the FERC a modified Open Access Tariff that would govern transmission access for retail competition in Nevada until a Regional Transmission Organization (RTO) becomes operational. The modified Open Access Tariff was approved by FERC on October 25, 2000, to become effective when retail competition begins in Nevada. The utilities also continue to pursue compliance with FERC Order 2000, which calls for utilities to form RTO's. Also see FERC Matters, below.

Unbundling of Utility Services

     In May 2000, the PUCN issued final orders (the "Orders") that were consistent with its September 1999 interim order. See the utilities' 1999 Annual Reports on Form 10-K for additional information on the interim order.
The Orders reduce the utilities' revenue requirements and returns on equity for distribution service for those customers who choose to leave the utilities upon the start of retail competition. NVP and SPPC filed Petitions for Reconsideration with the PUCN. The petitions were granted by the PUCN in the first half of July 2000. As part of the July 20, 2000 Settlement, the utilities withdrew their Petitions for Reconsideration of all issues arising out of the Commission's Interim and Compliance Orders with the exception of two issues related to plant depreciation rates and treatment of merger costs and savings.

Provider Of Last Resort (PLR)

     The PLR will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins

     The PUCN has conducted several hearings on the PLR regulation and is nearing completion of this regulation. Some of the negative provisions of the regulation have been modified including language that restricted the PLR's ability to finance costs. However the proposed regulation continues to contain a strict standard of conduct to govern the relationship between electric distribution utility (EDU) and PLR functions. Implementation of these provisions could have negative financial ramifications.

Ferc Matters
------------

Regional Transmission Organization (RTO)

     On May 1, 2000, NVP, SPPC, and Avista Corporation, Bonneville Power Administration (BPA), Idaho Power Company, The Montana Power Company, PacifiCorp, Portland General Electric, and Puget Sound Energy, Inc. formed RTO West and filed articles of incorporation in the State of Washington. RTO West will be a non-profit independent system operator governed by an independent board of directors with a stakeholder advisory board. RTO West would be the single provider of transmission services, and controller of transmission operations in an eight-state region.

     RTO West submitted a compliance filing on October 16, 2000 with FERC. Supplemental material, which provided details of the formation of RTO West, was submitted on October 23. The creation of RTO West is subject to regulatory approvals from FERC and the states served by the investor-owned utilities. The organization will begin operations after all approvals are obtained. FERC's goal is for all RTO's to be operational by December 15, 2001. The proposed operational date in the RTO West filing is approximately one year later.

Independent Transmission Company

     On October 16, 2000, NVP, SPPC, and Portland General Electric Company, Avista Corporation, The Montana Power Company, and Puget Sound Energy filed jointly with FERC to form TransConnect, a for-profit Independent Transmission Company. The creation of TransConnect is subject to regulatory approvals from FERC, state regulators, and the board of directors of each company.
TransConnect would own or lease the transmission facilities of the six utilities in Oregon, Washington, Nevada and Montana and parts of Idaho and California. Those facilities are within the proposed territory for RTO West. RTO West would deal with TransConnect, instead of the six utilities. TransConnect expects to begin operations by December 15, 2001.

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

     In March 1999, SPPC filed an application with the FERC to increase its Open Access Transmission rates. See the SPPC's 1999 Annual Report on Form 10-K. On March 30, 2000, SPPC filed a Loss Study that SPPC agreed to provide in the partial settlement that was approved in January 2000.

     On April 26, 2000, a settlement was filed by SPPC on issues raised by the City of Fallon and on August 1, 2000, the FERC approved the settlement.

     On July 18, 2000 a settlement was filed by SPPC on issues raised by the Mines which provides that the issues not be resolved in this case, but at a later date. On September 18, 2000, the FERC approved the settlement

     On July 7, 2000, a settlement was filed by SPPC resolving all Loss Study issues in the case and on September 18, 2000, the FERC approved the settlement.

Revised Generation Tariffs And Transitional Purchase Power Agreements

     On March 31, 2000, the utilities filed for approval of Generation Tariffs that contain the rates, terms and conditions under which the new owners of divested generation facilities could sell energy and ancillary services. The filing also included pro-forma Transitional Purchase Power Agreements (TPPAs) between the utilities and the new owners of the divested generation facilities. Final signed versions of the TPPAs will be submitted to the FERC as part of the Asset Sale Agreements between the utilities and the new owners of the divested generation.

     On May 31, 2000, the FERC accepted for filing the Generation Tariff and the TPPAs. The FERC required one modification to the TPPAs in that the utilities were required to notify the new owners day-ahead of real-time of their intended use of the generation or release the capacity to the new owners. The FERC also set for hearing the rates in the generation tariff and in the TPPAs. The utilities have reached a settlement with the FERC Staff, PUCN and the Bureau of Consumer Protection regarding the rates in the Generation Tariff and TPPAs. The settlement has not yet been submitted to the FERC for approval.

California Matters (SPPC)
-------------------------

Generation Divestiture

     On March 2, 2000, SPPC filed a new application requesting exemption from California Public Utility Commission (CPUC) approval of the Nevada-based generation divestiture transaction. SPPC cited several reasons for the exemption including that the PUCN and FERC oversight of the generation divestiture will assure reliability and market power mitigation as required by California's electric restructuring legislation.

     On September 18, 2000, a proposed settlement agreement was filed with the CPUC.

Distribution Performance-based Rate-making (PBR)

     On May 4, 2000, the CPUC dismissed without prejudice SPPC's January 3, 2000 distribution PBR proposal (see the SPPC's 1999 Annual Report on Form 10-K). The order accepted the application as meeting the compliance requirement but directed SPPC to re-file it when the cost of capital and cost of service studies are available. On May 8, 2000, SPPC filed its 2001 Cost of Capital application. On July 3, 2000, SPPC re-submitted the PBR proposal along with the Cost of Service Study.

     In September 2000, hearings were held on SPPC's Cost of Capital filing. On September 20, 2000 a pre-hearing conference was held on SPPC's Cost of Service and Distribution PBR filing which established the procedural schedule.

Litigation Regarding California Power Market.

     In response to complaints and requests for relief filed by California utilities and their customers, the FERC issued an order on August 23, 2000 initiating hearing proceedings under section 206 of the Federal Power Act ("FPA") to address matters affecting bulk power markets and wholesale energy prices (including price volatility) in California. On November 1, 2000, the FERC proposed specific remedies to address problems that it found in California's wholesale bulk power markets and to ensure just and reasonable wholesale power rates by public utility sellers in California. This ongoing proceeding, together with proceedings currently pending before the CPUC, may result in significant changes to the California power markets. Some parties to these proceedings have requested refunds from sellers of electrical power for past market transactions. The FERC denied this request for sales prior to October 2, 2000. However, the FERC held that sales made after October 2, 2000 are subject to refund, with the level and extent of any refund to be determined in future orders. Although a relatively small portion of SPPC's electricity customers are in the California, SPR, SPPC and NVP are monitoring the developments in California and at the FERC to determine what effect, if any, those developments may have on SPPC's California operations, on bulk sales of power by either utility and on general market prices for wholesale energy in the western United States.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     See "Results of Operations" above for a discussion of recent increased prices and volatility in the markets for purchased power and fuel, which have had a negative effect on the financial performance of NVP, SPPC, and SPR.

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

     The Settlement also resolved numerous other issues relating to the restructuring of the electric industry in Nevada, including phased-in access to competitive markets by customer class, recovery of stranded costs, auctioning out-of-market qualified facility and other purchased power contracts, imposition of a wires charge to recover any balance, and filing of new proceedings to address metering costs and transition costs. Recovery is still subject to future regulatory proceedings relating to the filing of monthly fuel and purchased power cases, recovery of stranded costs, and divestiture of generation proceeds. The outcome of the dockets and proceedings cannot be predicted at this time; however, unfavorable treatment of any of these proceedings would have a negative effect on the economic value of the Settlement.

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

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q:

     (10.A) Stipulation and Agreement To Compromise and Settle - Federal

     (10.B) Stipulation and Agreement To Compromise and Settle - State

     (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements on Form 10-Q for the nine month period ended September 30, 2000, for Sierra Pacific Resources, and is qualified in its entirety by reference to such financial statements.

(b)  Reports on Form 8-K:

Form 8-K filed on July 14, 2000 by SPR, NVP, and SPPC- Item 5, Other Events

     Described, and included as an exhibit, SPR's press release dated July 12, 2000, announcing that fuel and purchased power costs would negatively impact earnings for the second quarter and the remainder of 2000.

Form 8-K filed on July 26, 2000 by SPR, NVP, and SPPC - Item 5, Other Events

     Described, and included as an exhibit, SPR's press release dated July 20, 2000, announcing that the Company, Nevada regulators and several other parties took steps toward a settlement of issues involving restructuring the electric utility industry in the state, setting new electric rates for NVP's and SPPC's customers and resolving other issues involved in state and federal court cases filed by NVP and SPPC.

Form 8-K filed on September 12, 2000 by SPR and SPPC - Item 5, Other Events

     Described, and included as an exhibit, SPR's press release dated September 7, 2000, announcing that its SPPC subsidiary intends to sell its water business.

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                             Sierra Pacific Resources
                                             ------------------------
                                                    (Registrant)

Date: November 14, 2000            By:           /s/ Mark A. Ruelle
      -----------------               -----------------------------
                                               Mark A. Ruelle
                                            Senior Vice President
                                                 Treasurer
                                            Chief Financial Officer
                                         (Principal Financial Officer)

Date: November 14, 2000            By:         /s/ Mary O. Simmons
                                      -----------------------------
                                                    Mary O. Simmons
                                                       Controller
                                             (Principal Accounting Officer)




                                             Nevada Power Company
                                             --------------------
                                                 (Registrant)

Date: November 14, 2000            By:           /s/ Mark A. Ruelle
      -----------------               -----------------------------
                                               Mark A. Ruelle
                                            Senior Vice President
                                                 Treasurer
                                            Chief Financial Officer
                                         (Principal Financial Officer)

Date: November 14, 2000            By:         /s/ Mary O. Simmons
                                      -----------------------------
                                                    Mary O. Simmons
                                                       Controller
                                             (Principal Accounting Officer)




                                             SIERRA PACIFIC POWER COMPANY
                                             ----------------------------
                                                     (Registrant)


Date: November 14, 2000            By:           /s/ Mark A. Ruelle
      -----------------               -----------------------------
                                               Mark A. Ruelle
                                            Senior Vice President
                                                 Treasurer
                                            Chief Financial Officer
                                         (Principal Financial Officer)

Date: November 14, 2000            By:         /s/ Mary O. Simmons
                                      -----------------------------
                                                    Mary O. Simmons
                                                       Controller
                                             (Principal Accounting Officer)