Form 10-Q/A
period 2000-09-30
SIERRA PACIFIC RESOURCES; NEVADA POWER CO; SIERRA PACIFIC POWER CO
filed 2000-11-20
CIK 741508, 71180, 90144

================================================================================

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

================================================================================

  The undersigned registrants hereby amend their Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 2000 by revising Note 4 of the Condensed Consolidated Financial Statements included in Item 1. As set forth in the original filing, Note 4 incorrectly stated that the change in the fair value of hedges could result in a $25-$35 million loss. The disclosure should have reported that the change in fair value could result in a $25-$35 million gain. The Note has been revised accordingly, and the revised version of Note 4 is set forth in its entirety below.

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

     SPR has evaluated the impact of SFAS 133 and SFAS 138 and considers all derivative transactions identified to date to be either subject to the normal purchases and normal sales exclusion or hedges of forecasted transactions. The change in the fair value of the hedges will be reported on the balance sheet as other comprehensive income on January 1, 2001 and could result in a $25-$35 million gain. This amount will be reclassified into earnings in the same period in which the hedged forecasted transaction affects earnings.

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this amendment to be signed on their behalf by the undersigned thereunto duly authorized.


                                            Sierra Pacific Resources
                                            ------------------------
                                                  (Registrant)

Date:   November 20, 2000         By: /s/ Mark A. Ruelle
        -----------------             -----------------------
                                           Mark A. Ruelle
                                       Senior Vice President
                                             Treasurer
                                      Chief Financial Officer
                                    (Principal Financial Officer)

Date:   November 20, 2000         By: /s/ Mary O. Simmons
        ------------------            -----------------------
                                         Mary O. Simmons
                                            Controller
                                    (Principal Accounting Officer)




                                      Nevada Power Company
                                      --------------------
                                          (Registrant)

Date:   November 20, 2000         By: /s/ Mark A. Ruelle
        -----------------             -----------------------
                                           Mark A. Ruelle
                                       Senior Vice President
                                             Treasurer
                                      Chief Financial Officer
                                    (Principal Financial Officer)

Date:   November 20, 2000         By: /s/ Mary O. Simmons
        ------------------            -----------------------
                                         Mary O. Simmons
                                            Controller
                                    (Principal Accounting Officer)



                                     Sierra Pacific Power Company
                                     ----------------------------
                                              (Registrant)

Date:   November 20, 2000         By: /s/ Mark A. Ruelle
        -----------------             -----------------------
                                           Mark A. Ruelle
                                       Senior Vice President
                                             Treasurer
                                      Chief Financial Officer
                                    (Principal Financial Officer)

Date:   November 20, 2000         By: /s/ Mary O. Simmons
        ------------------            -----------------------
                                         Mary O. Simmons
                                            Controller
                                    (Principal Accounting Officer)