Form 10-Q
period 2001-03-31
SIERRA PACIFIC RESOURCES; NEVADA POWER CO; SIERRA PACIFIC POWER CO
filed 2001-05-14
CIK 741508, 71180, 90144

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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

             Class                               Outstanding at May 7, 2001
Common Stock, $1.00 par value                            78,485,261 Shares
 of Sierra Pacific Resources

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

================================================================================

                           SIERRA PACIFIC RESOURCES
                             NEVADA POWER COMPANY
                         SIERRA PACIFIC POWER COMPANY
                        QUARTERLY REPORTS ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001

                                   CONTENTS

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


    Sierra Pacific Resources -
        Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000..................  3

    Condensed Consolidated Statements of Income - Three Months
        Ended March 31, 2001 and 2000.................................................................  4

    Condensed Consolidated Statements of Cash Flows - Three Months
        Ended March 31, 2001 and 2000.................................................................  5

    Nevada Power Company -
        Condensed Balance Sheets - March 31, 2001 and December 31, 2000...............................  6

        Condensed Statements of Income - Three Months Ended March 31, 2001 and 2000...................  7

        Condensed Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000...............  8

    Sierra Pacific Power Company -
        Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000..................  9

    Condensed Consolidated Statements of Income - Three Months
        Ended March 31, 2001 and 2000.................................................................  10

    Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000......  11

    Notes to Condensed Consolidated Financial Statements..............................................  12

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........  20
            Sierra Pacific Resources Results of Operations............................................  21
            Nevada Power Company Results of Operations................................................  24
            Sierra Pacific Power Company Results of Operations........................................  27

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk................................  33

                                          PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.........................................................................  34

ITEM 4.     Submission of Matters to a Vote of Security Holders.......................................  34

ITEM 5.     Other Information.........................................................................  34

ITEM 6.     Exhibits and Reports on Form 8-K..........................................................  34

Signature Page........................................................................................  35

                                               SIERRA PACIFIC RESOURCES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in Thousands)
                                                                              March 31,          December 31,
                                                                                2001                 2000
                                                                            -------------        -------------
                                                                            (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                             $5,390,480            $5,269,724
    Less:  accumulated provision for depreciation                               1,671,622             1,636,657
                                                                               ----------            ----------
                                                                                3,718,858             3,633,067
  Construction work-in-progress                                                   273,675               348,067
                                                                               ----------            ----------
                                                                                3,992,533             3,981,134
                                                                               ----------            ----------
Investments in subsidiaries and other property, net                               126,137               135,062
                                                                               ----------            ----------
Current Assets:
  Cash and cash equivalents                                                        79,830                51,503
  Accounts receivable less provision for uncollectible accounts:
      2001-$33,347; 2000-$13,194                                                  398,439               336,361
  Materials, supplies and fuel, at average cost                                    90,051                75,132
  Deferred energy costs                                                            34,902                16,370
  Other                                                                            93,574                59,128
                                                                               ----------            ----------
                                                                                  696,796               538,494
                                                                               ----------            ----------
Deferred Charges:
  Goodwill, net of amortization                                                   318,745               320,256
  Regulatory tax asset                                                            175,509               175,509
  Other regulatory assets                                                         110,603               105,588
  Risk management assets                                                        2,023,159                     -
  Other                                                                           118,291               116,965
                                                                               ----------            ----------
                                                                                2,746,307               718,318
                                                                               ----------            ----------
  Net assets of discontinued operations (Note 6)                                  261,745               261,479
                                                                               ----------            ----------
                                                                               $7,823,518            $5,634,487
                                                                               ==========            ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity                                                  $1,266,899            $1,359,712
  Accumulated other comprehensive income                                            5,156                     -
  Preferred stock                                                                  50,000                50,000
  SPPC/ NPC obligated mandatorily redeemable preferred trust securities           237,372               237,372
  Long-term debt                                                                2,130,209             2,133,679
                                                                               ----------            ----------
                                                                                3,689,636             3,780,763
                                                                               ----------            ----------
Current Liabilities:
  Short-term borrowings                                                           445,895               213,074
  Current maturities of long-term debt                                            472,881               472,527
  Accounts payable                                                                324,909               312,039
  Accrued interest                                                                 50,770                30,184
  Dividends declared                                                                   83                20,890
  Accrued salaries and benefits                                                    17,960                28,957
  Other current liabilities                                                        10,596                17,795
                                                                               ----------            ----------
                                                                                1,323,094             1,095,466
                                                                               ----------            ----------
Commitments & Contingencies (Note 9)

Deferred Credits:
  Deferred federal income taxes                                                   411,247               406,310
  Deferred investment tax credit                                                   54,431                55,252
  Regulatory tax liability                                                         51,170                50,994
  Customer advances for construction                                              107,339               109,962
  Accrued retirement benefits                                                      82,142                80,027
  Deferred energy                                                                  18,699                     -
  Risk management liabilities                                                   1,379,593                     -
  Risk management regulatory liabilities                                          648,721                     -
  Other                                                                            57,446                55,713
                                                                               ----------            ----------
                                                                                2,810,788               758,258
                                                                               ----------            ----------
                                                                               $7,823,518            $5,634,487
                                                                               ==========            ==========

    The accompanying notes are an integral part of the financial statements

                                        SIERRA  PACIFIC RESOURCES
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands, Except Per Share Amounts)

                                                                                          Three months ended
                                                                                                March 31,
                                                                                -----------------------------------------
                                                                                      2001                      2000
                                                                                ---------------           ---------------
                                                                                               (unaudited)
OPERATING REVENUES:
  Electric                                                                             $671,131                  $353,652
  Gas                                                                                    64,165                    34,836
  Other                                                                                   2,630                     4,161
                                                                                       --------                  --------
                                                                                        737,926                   392,649
                                                                                       --------                  --------
OPERATING EXPENSES:
  Operation:
    Purchased power                                                                     352,808                   103,297
    Fuel for power generation                                                           217,906                    66,923
    Gas purchased for resale                                                             70,543                    22,851
    Deferral of energy costs-net                                                            185                     7,164
    Other                                                                               104,299                    61,853
  Maintenance                                                                            18,304                    13,890
  Depreciation and amortization                                                          39,033                    38,751
  Taxes:
    Income taxes                                                                        (45,276)                   10,875
    Other than income                                                                    10,611                     9,852
                                                                                       --------                  --------
                                                                                        768,413                   335,456
                                                                                       --------                  --------
OPERATING (LOSS) INCOME                                                                 (30,487)                   57,193
                                                                                       --------                  --------
OTHER (EXPENSE) INCOME:
  Allowance for other funds used during construction                                       (536)                      840
  Other income - net                                                                      1,269                       261
                                                                                       --------                  --------
                                                                                            733                     1,101
                                                                                       --------                  --------
TOTAL (LOSS) INCOME BEFORE INTEREST CHARGES                                             (29,754)                   58,294
                                                                                       --------                  --------
INTEREST CHARGES:
  Long-term debt                                                                         40,222                    23,601
  Other                                                                                   7,882                    14,071
  Allowance for borrowed funds used during construction and
    capitalized interest                                                                    398                    (2,233)
                                                                                       --------                  --------
                                                                                         48,502                    35,439
                                                                                       --------                  --------
(LOSS) INCOME BEFORE SPPC/NPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                                 (78,256)                   22,855
  Preferred dividend requirements of SPPC/NPC obligated
    mandatorily redeemable preferred trust securities                                    (4,729)                   (4,729)
                                                                                       --------                  --------
(LOSS) INCOME BEFORE PREFERRED STOCK DIVIDENDS                                          (82,985)                   18,126
  Preferred stock dividend requirements of subsidiary                                      (875)                     (875)
                                                                                       --------                  --------
(LOSS) INCOME FROM CONTINUING OPERATIONS                                                (83,860)                   17,251
                                                                                       --------                  --------
DISCONTINUED OPERATIONS:
  Income from operations of water business to be disposed of
    (net of income taxes of $478 and ($860) in 2001 and 2000, respectively)                 381                       927
                                                                                       --------                  --------
NET (LOSS) INCOME                                                                      $(83,479)                 $ 18,178
                                                                                       ========                  ========
(Loss) Income per share - Basic
  (Loss) Income from continuing operations                                             $  (1.07)                 $   0.22
  Income from discontinued operations                                                      0.01                      0.01
                                                                                       --------                  --------
  Net  (loss) income                                                                   $  (1.06)                 $   0.23
                                                                                       ========                  ========
(Loss) Income per share - Diluted
  (Loss) Income from continuing operations                                             $  (1.07)                 $   0.22
  Income from discontinued operations                                                      0.01                      0.01
                                                                                       --------                  --------
    Net (loss) income                                                                  $  (1.06)                 $   0.23
                                                                                       ========                  ========
Weighted Average Shares of Common Stock Outstanding (000's)                              78,475                    78,416
                                                                                       ========                  ========
Dividends Paid Per Share of Common Stock                                               $  0.250                  $  0.250
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

                                            SIERRA PACIFIC RESOURCES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                            ------------------------------------
                                                                               2001                      2000
                                                                            ---------                 ----------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 (Loss) Income from continuing operations before preferred dividends        $ (82,985)                  $ 18,126
  Income from discontinued operations before preferred dividends                  481                      1,027
  Non-cash items included in income:
     Depreciation and amortization                                             40,984                     40,633
     Deferred taxes and deferred investment tax credit                          4,097                       (340)
     AFUDC and capitalized interest                                               974                     (3,145)
     Amortization of deferred energy costs                                          -                      6,460
     Early retirement and severance amortization                                    -                      1,049
     Other non-cash                                                             7,114                      2,718
  Changes in certain assets and liabilities:
     Accounts receivable                                                      (61,627)                    14,289
     Materials, supplies and fuel                                             (15,017)                      (740)
     Deferred energy costs                                                        (54)                         -
     Other current assets                                                     (30,455)                    (6,020)
     Accounts payable                                                          12,870                    (28,174)
     Other current liabilities                                                  2,390                     33,181
     Other - net                                                                3,160                      4,240
                                                                            ---------                   --------
Net Cash Flows From Operating Activities                                     (118,068)                    83,304
                                                                            ---------                   --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Additions to utility plant                                               (62,813)                   (65,588)
     AFUDC and other charges to utility plant                                    (974)                     1,014
     Customer refunds for construction                                         (2,623)                     1,022
     Contributions in aid of construction                                       6,768                      2,150
                                                                            ---------                   --------
     Net cash used for utility plant                                          (59,642)                   (61,402)
                                                                            ---------                   --------
     Investments in subsidiaries and other property - net                      (2,855)                    (9,985)
                                                                            ---------                   --------
Net Cash Used In Investing Activities                                         (62,497)                   (71,387)
                                                                            ---------                   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term borrowings                                        232,821                     33,584
     Retirement of long-term debt                                              (3,116)                   (12,661)
     Sale of common stock                                                           -                          5
     Dividends paid                                                           (20,813)                   (20,805)
                                                                            ---------                   --------
Net Cash Provided By Financing Activities                                     208,892                        123
                                                                            ---------                   --------
Net Increase in Cash and Cash Equivalents                                      28,327                     12,040
Beginning balance in Cash and Cash Equivalents                                 51,503                      4,789
                                                                            ---------                   --------
Ending balance in Cash and Cash Equivalents                                 $  79,830                   $ 16,829
                                                                            =========                   ========
Supplemental Disclosures of Cash Flow Information:
     Cash Paid (Received) During Period For:
     Interest                                                               $  31,086                   $ 22,559
     Income Taxes                                                           $ (33,842)                  $      -

    The accompanying notes are an integral part of the financial statements

                             NEVADA POWER COMPANY
                           CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                  March 31,                 December 31,
                                                                                    2001                        2000
                                                                          ----------------------         ----------------
                                                                                (unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                    $3,181,923               $3,089,705
    Less:  accumulated provision for depreciation                                        877,766                  855,599
                                                                          ----------------------         ----------------
                                                                                       2,304,157                2,234,106
  Construction work-in-progress                                                          177,844                  228,856
                                                                          ----------------------         ----------------
                                                                                       2,482,001                2,462,962
                                                                          ----------------------         ----------------

Investments in Sierra Pacific Resources (Note 2)                                         439,660                  471,975
Investments in subsidiaries and other property, net                                       13,618                   13,418
                                                                          ----------------------         ----------------
                                                                                         453,278                  485,393
                                                                          ----------------------         ----------------
Current Assets:
  Cash and cash equivalents                                                                9,095                   43,858
  Accounts receivable less provision for uncollectible accounts:
      2001-$28,116; 2000-$11,605                                                         210,414                  137,097
  Materials, supplies and fuel, at average cost                                           49,518                   45,573
  Other                                                                                   51,908                   28,933
                                                                          ----------------------         ----------------
                                                                                         320,935                  255,461
                                                                          ----------------------         ----------------
Deferred Charges:
  Regulatory tax asset                                                                   113,647                  113,647
  Other regulatory assets                                                                 33,976                   32,583
  Risk management assets                                                               1,504,867                        -
  Other                                                                                   27,140                   25,912
                                                                          ----------------------         ----------------
                                                                                       1,679,630                  172,142
                                                                          ----------------------         ----------------

                                                                                      $4,935,844               $3,375,958
                                                                          ======================         ================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity including $439,660 and $471,975
     of equity in Sierra Pacific Resources in 2001 and 2000 (Note 2)                  $1,272,055               $1,359,712
  NPC obligated mandatorily redeemable preferred trust securities                        188,872                  188,872
  Long-term debt                                                                         925,050                  927,784
                                                                          ----------------------         ----------------
                                                                                       2,385,977                2,476,368
                                                                          ----------------------         ----------------
Current Liabilities:
  Short-term borrowings                                                                  196,163                  100,000
  Current maturities of long-term debt                                                   253,265                  252,910
  Accounts payable                                                                       168,834                  126,015
  Accrued interest                                                                        22,340                   16,913
  Dividends declared                                                                          92                       86
  Accrued salaries and benefits                                                            6,767                   12,297
  Other current liabilities                                                               17,014                   16,450
                                                                          ----------------------         ----------------
                                                                                         664,475                  524,671
                                                                          ----------------------         ----------------
Commitments & Contingencies (Note 9)

Deferred Credits:
  Deferred federal income taxes                                                          210,516                  216,753
  Deferred investment tax credit                                                          24,798                   25,163
  Regulatory tax liability                                                                19,908                   19,908
  Customer advances for construction                                                      64,345                   65,588
  Accrued retirement benefits                                                             28,334                   27,985
  Deferred energy                                                                         11,403                        -
  Risk management liabilities                                                          1,164,309                        -
  Risk management regulatory liabilities                                                 340,557                        -
  Other                                                                                   21,222                   19,522
                                                                          ----------------------         ----------------
                                                                                       1,885,392                  374,919
                                                                          ----------------------         ----------------

                                                                                      $4,935,844               $3,375,958
                                                                          ======================         ================

   The accompanying notes are an integral part of the financial statements.

                             NEVADA POWER COMPANY
                        CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                                      Three months ended
                                                                                            March 31,
                                                                             ----------------------------------------
                                                                                    2001                  2000
                                                                             ------------------    ------------------
                                                                                 (unaudited)
OPERATING REVENUES:
  Electric                                                                         $359,012              $196,030

OPERATING EXPENSES:
  Operation:
    Purchased power                                                                 201,822                53,817
    Fuel for power generation                                                       115,352                37,647
    Deferral of energy costs-net                                                     11,308                 6,788
    Other                                                                            50,772                29,151
  Maintenance                                                                        12,980                 9,821
  Depreciation and amortization                                                      21,876                21,416
  Taxes:
    Income taxes                                                                    (30,464)                3,627
    Other than income                                                                 6,050                 5,406
                                                                             ------------------    ------------------
                                                                                    389,696               167,673
                                                                             ------------------    ------------------
OPERATING INCOME                                                                    (30,684)               28,357
                                                                             ------------------    ------------------

OTHER (EXPENSE) INCOME:
  Equity in earnings (losses) of Sierra Pacific Resources (Note 2)                  (28,137)               10,207
  Allowance for other funds used during construction                                   (351)                  780
  Other income - net                                                                    421                   376
                                                                             ------------------    ------------------
                                                                                    (28,067)               11,363
                                                                             ------------------    ------------------
TOTAL (LOSS) INCOME BEFORE INTEREST CHARGES                                         (58,751)               39,720
                                                                             ------------------    ------------------

INTEREST CHARGES:
  Long-term debt                                                                     16,620                15,899
  Other                                                                               3,963                 3,665
  Allowance for borrowed funds used during construction and
    capitalized interest                                                                352                (1,815)
                                                                             ------------------    ------------------
                                                                                     20,935                17,749
                                                                             ------------------    ------------------

(LOSS) INCOME BEFORE NVP OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                             (79,686)               21,971
  Preferred dividend requirements of NPC
   obligated mandatorily redeemable preferred trust
     securities                                                                      (3,793)               (3,793)
                                                                             ------------------    ------------------
NET (LOSS) INCOME                                                                  $(83,479)             $ 18,178
                                                                             ==================    ==================


Net (Loss) Income Per Share - Basic                                                 $ (1.06)               $ 0.23
                                                                             ==================    ==================
                            - Diluted                                               $ (1.06)               $ 0.23
                                                                             ==================    ==================

Weighted Average Shares of Common
     Stock Outstanding (000's)                                                       78,475                78,416
                                                                             ==================    ==================


Dividends Paid Per Share of Common Stock                                            $ 0.250               $ 0.250
                                                                             ==================    ==================

        The accompanying notes are an integral part of the financial statements.

                             NEVADA POWER COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                        ------------------------------------
                                                                             2001                 2000
                                                                        -------------       ----------------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  (Loss) Income before preferred dividends                                   $(83,479)              $ 18,178
  Non-cash items included in income:
     Depreciation and amortization                                             21,876                 21,416
     Deferred taxes and deferred investment tax credit                         (6,602)                (1,227)
     AFUDC and capitalized interest                                               704                 (2,595)
     Amortization of deferred energy costs                                          -                  6,084
     Other non-cash                                                            (6,317)                 1,453
     Equity in losses (earnings) of SPR (Note 2)                               28,137                (10,207)
  Changes in certain assets and liabilities, net of acquisition:
     Accounts receivable                                                      (73,318)                16,060
     Materials, supplies and fuel                                              (3,945)                (1,518)
     Deferred energy costs                                                     11,403                      -
     Other current assets                                                     (18,984)                (3,061)
     Accounts payable                                                          42,819                (23,096)
     Other current liabilities                                                    462                 16,826
     Other - net                                                                2,053                 (1,072)
                                                                        -------------       ----------------
Net Cash Flows From Operating Activities                                      (85,191)                37,241
                                                                        -------------       ----------------

 CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                              (42,718)               (38,348)
      AFUDC and other charges to utility plant                                   (703)                   406
      Customer refunds for construction                                        (1,243)                  (116)
      Contributions in aid of construction                                      1,309                      -
                                                                        -------------       ----------------
      Net cash used for utility plant                                         (43,355)               (38,058)
      Investments in subsidiaries and other property - net                          -                    (92)
                                                                        -------------       ----------------
Net Cash Used In Investing Activities                                         (43,355)               (38,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings                                        96,163                 12,653
      Retirement of long-term debt                                             (2,380)                (1,098)
        Additional investment of Parent                                             -                 14,000
        Dividends paid                                                              -                (23,998)
                                                                        -------------       ----------------
Net Cash Provided By Financing Activities                                      93,783                  1,557
                                                                        -------------       ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                          (34,763)                   648
Beginning balance in Cash and Cash Equivalents                                 43,858                    243
                                                                        -------------       ----------------

Ending balance in Cash and Cash Equivalents                                  $  9,095               $    891
                                                                        =============       ================

Supplemental Disclosures of Cash Flow Information:
      Cash Paid (Received) During Period For:
       Interest                                                              $ 15,508               $  7,134
       Income Taxes                                                          $(10,015)              $      -

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                                 March 31,      December 31,
                                                                                                   2001             2000
                                                                                              -------------     ------------
                                                                                               (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                               $2,208,557       $2,180,019
    Less:  accumulated provision for depreciation                                                   793,856          781,058
                                                                                              -------------     ------------
                                                                                                  1,414,701        1,398,961
  Construction work-in-progress                                                                      95,831          119,210
                                                                                              -------------     ------------
                                                                                                  1,510,532        1,518,171
                                                                                              -------------     ------------

Investments in subsidiaries and other property, net                                                  59,050           60,047
                                                                                              -------------     ------------

Current Assets:
  Cash and cash equivalents                                                                          10,809            5,348
  Accounts receivable less provision for uncollectible accounts:
    2001 - $5,231; 2000 - $1,589                                                                    172,679          133,369
  Materials, supplies and fuel, at average cost                                                      40,399           29,209
  Deferred energy costs                                                                              34,902           16,370
  Other                                                                                              41,374           29,852
                                                                                              -------------     ------------
                                                                                                    300,163          214,148
                                                                                              -------------     ------------

Deferred Charges:
  Regulatory tax asset                                                                               61,862           61,862
  Other regulatory assets                                                                            62,338           61,236
  Risk management assets                                                                            518,292                -
  Other                                                                                              14,110           12,036
                                                                                              -------------     ------------
                                                                                                    656,602          135,134
                                                                                              -------------     ------------

  Net assets of discontinued operations (Note 6)                                                    261,745          261,479
                                                                                              -------------     ------------

                                                                                                 $2,788,092       $2,188,979
                                                                                              =============     ============
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                                       601,278          604,795
  Preferred stock                                                                                    50,000           50,000
  SPPC obligated mandatorily redeemable preferred trust securities                                   48,500           48,500
  Long-term debt                                                                                    605,080          605,816
                                                                                              -------------     ------------
                                                                                                  1,304,858        1,309,111
                                                                                              -------------     ------------

Current Liabilities:
  Short-term borrowings                                                                             199,620          108,962
  Current maturities of long-term debt                                                              219,616          219,616
  Accounts payable                                                                                  120,483          146,724
  Accrued interest                                                                                   14,599            6,992
  Dividends declared                                                                                 22,999           23,975
  Accrued salaries and benefits                                                                      10,236           15,475
  Other current liabilities                                                                           2,789            2,932
                                                                                              -------------     ------------
                                                                                                    590,342          524,676
                                                                                              -------------     ------------
Commitments & Contingencies (Note 9)

Deferred Credits:
  Deferred federal income taxes                                                                     190,278          179,106
  Deferred investment tax credit                                                                     29,632           30,088
  Regulatory tax liability                                                                           31,263           31,087
  Accrued retirement benefits                                                                        42,655           44,374
  Customer advances for construction                                                                 42,994           41,776
  Deferred energy                                                                                     7,296                -
  Risk management liabilities                                                                       210,128                -
  Risk management regulatory liabilities                                                            308,164                -
  Other                                                                                              30,482           28,761
                                                                                              -------------     ------------
                                                                                                    892,892          355,192
                                                                                              -------------     ------------
                                                                                                 $2,788,092       $2,188,979
                                                                                              =============     ============

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)


                                                                                Three Months Ended
                                                                                    March 31,
                                                                      ---------------------------------------
                                                                            2001                   2000
                                                                      ----------------       ----------------
                                                                                    (Unaudited)
OPERATING REVENUES:
  Electric                                                                    $312,119               $157,622
  Gas                                                                           64,165                 34,836
                                                                      ----------------       ----------------
                                                                               376,284                192,458
                                                                      ----------------       ----------------

OPERATING EXPENSES:
  Operation:
       Purchased power                                                         150,987                 49,480
       Fuel for power generation                                               102,553                 29,276
       Gas purchased for resale                                                 70,543                 22,851
       Deferral of energy costs - net                                          (11,123)                   376
       Other                                                                    27,694                 23,156
  Maintenance                                                                    5,324                  4,069
  Depreciation and amortization                                                 16,849                 17,149
  Taxes:
       Income taxes                                                             (2,121)                11,894
       Other than income                                                         4,394                  4,371
                                                                      ----------------       ----------------
                                                                               365,100                162,622
                                                                      ----------------       ----------------
OPERATING INCOME                                                                11,184                 29,836
                                                                      ----------------       ----------------

OTHER (EXPENSE) INCOME:
  Allowance for other funds used during construction                              (184)                    60
  Other expense - net                                                             (486)                  (273)
                                                                      ----------------       ----------------
                                                                                  (670)                  (213)
                                                                      ----------------       ----------------
TOTAL INCOME BEFORE INTEREST CHARGES                                            10,514                 29,623
                                                                      ----------------       ----------------

INTEREST CHARGES:
     Long-term debt                                                             10,571                  7,529
     Other                                                                       2,960                  3,092
     Allowance for borrowed funds used during construction and
      capitalized interest                                                          46                   (418)
                                                                      ----------------       ----------------
                                                                                13,577                 10,203
                                                                      ----------------       ----------------

(LOSS) INCOME BEFORE SPPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                         (3,063)                19,420
     Preferred dividend requirements of SPPC obligated
      mandatorily redeemable preferred trust securities                           (936)                  (936)
                                                                      ----------------       ----------------

(LOSS) INCOME BEFORE PREFERRED DIVIDENDS                                        (3,999)                18,484

     Preferred dividend requirements                                              (875)                  (875)
                                                                      ----------------       ----------------
NET (LOSS) INCOME FROM CONTINUING OPERATIONS                                    (4,874)                17,609
                                                                      ----------------       ----------------

DISCONTINUED OPERATIONS:
Income from operations of water business to be disposed of
  (net of income taxes of $478 and ($860) in
  2001 and 2000, respectively)                                                     381                    927
                                                                      ----------------       ----------------


NET (LOSS) INCOME                                                             $ (4,493)              $ 18,536
                                                                      ================       ================

         The accompanying notes are an integral part of the financial statements.

                 SIERRA PACIFIC POWER COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)

                                                                          Three Months Ended
                                                                                March 31,
                                                                    --------------------------------
                                                                      2001                    2000
                                                                    --------                --------
                                                                               (Unaudited)

Cash Flows From Operating Activities:
   (Loss) Income from continuing operations before preferred
     dividends                                                      $ (3,999)               $ 18,484
    Income from discontinued operations before preferred
     dividends                                                           481                   1,027
    Non-Cash items included in income:
        Depreciation and amortization                                 18,800                  19,031
        Deferred taxes and investment tax credits                     10,697                     868
        AFUDC and capitalized  interest                                  271                    (550)
        Early retirement and severance amortization                        -                   1,049
       Other non-cash                                                    790                   1,261
    Changes in certain assets and liabilities:
        Accounts receivable                                          (38,859)                  7,848
        Materials, supplies and fuel                                 (11,289)                    542
        Deferred energy costs                                        (11,456)                    376
        Other current assets                                         (11,522)                 (2,842)
        Accounts payable                                             (26,241)                 (8,748)
        Other current liabilities                                      2,225                  16,513
        Other-net                                                      1,906                     476
                                                                    --------                --------
    Net Cash Flows From Operating Activities                         (68,196)                 55,335
                                                                    --------                --------

Cash Flows From Investing Activities:
    Additions to utility plant                                       (20,095)                (27,239)
    AFUDC and other charges to utility plant                            (271)                    608
    Customer (refunds) advances for construction                      (1,380)                  1,138
    Contributions in aid of construction                               5,459                   2,150
                                                                    --------                --------
        Net cash used for utility plant                              (16,287)                (23,343)
    Investment in subsidiaries and other non-utility property
     - net                                                               997                     842
                                                                    --------                --------
Net Cash Used in Investing Activities                                (15,290)                (22,501)
                                                                    --------                --------

Cash Flows From Financing Activities
    Increase (decrease) in short-term borrowings                      90,658                  (8,917)
    Retirement of long-term debt                                        (736)                 (1,563)
    Additional investment by parent company                                -                   7,000
    Dividends paid and premiums on preferred redemption                 (975)                (19,967)
                                                                    --------                --------
Net Cash Provided by (Used in) Financing Activities                   88,947                 (23,447)
                                                                    --------                --------

Net Increase in Cash and Cash Equivalents                              5,461                   9,387
Beginning Balance in Cash and Cash Equivalents                         5,348                   3,011
                                                                    --------                --------
Ending Balance in Cash and Cash Equivalents                         $ 10,809                $ 12,398
                                                                    ========                ========


Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During Period For:
    Interest                                                        $  9,139                $  7,833
    Income taxes                                                    $(18,071)               $      -

         The accompanying notes are an integral part of the financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


NOTE 1.   MANAGEMENT'S STATEMENT (SPR, NPC, SPPC)
--------------------------------------------------

    In the opinion of the management of Sierra Pacific Resources (SPR), Nevada Power Company (NPC), and Sierra Pacific Power Company (SPPC), the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the audited financial statements included in SPR's, NPC's, and SPPC's Combined Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

     The condensed consolidated financial statements of SPR include the accounts of SPR and its wholly owned subsidiaries, Nevada Power Company, Sierra Pacific Power Company, (collectively, the "Utilities"), Tuscarora Gas Pipeline Company, Sierra Gas Holding Company (formerly Sierra Energy Company), Sierra Energy Company dba e-three, Sierra Pacific Energy Company, Lands of Sierra, Sierra Pacific Communications, Nevada Electric Investment Company and Sierra Water Development Company. All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

    Certain items previously reported for years prior to 2001 have been reclassified to conform to the current year's presentation. Net income and shareholders' equity were not affected by these reclassifications.

NOTE 2.   FINANCIAL STATEMENTS OF NEVADA POWER COMPANY (NPC)
-------------------------------------------------------------

     In accordance with Generally Accepted Accounting Principles, the 1999 merger between SPR and NPC was accounted for as a reverse purchase, with NPC deemed to be the acquirer of SPR as reflected in the SPR Consolidated Financial Statements. However, after the merger with SPR and as a result of the structure of the transactions, NPC is a separate legal entity, which is a wholly owned subsidiary of SPR. As a legal matter, NPC does not own any equity interest in SPR. The audited NPC Financial Statements accommodate the presentation of financial information of NPC on a stand-alone basis by summarizing all non-NPC financial information into a few items on each of the Financial Statements. These summarized items are repeated below (in 000's):

Non-NPC Financial Items on the NPC Financial Statements

NPC Balance Sheet:                                          March 31, 2001       December 31, 2000
------------------                                          --------------       -----------------
                Investment in Sierra Pacific Resources          $439,660             $471,975
                Equity in Sierra Pacific Resources              $439,660             $471,975

     The Investment in Sierra Pacific Resources reflects the net assets, after deducting for all liabilities and preferred stock of Sierra Pacific Resources not related to NPC. The Equity in Sierra Pacific Resources reflects the sum of paid-in-capital and retained earnings of SPR, without the benefit of NPC.

    These line items do not represent any asset to which holders of NPC's securities may look for recovery of their investment. These items must be disregarded for determining the ability of NPC to satisfy its obligations or to pay dividends (preferred or common), for calculating NPC's ratios of earnings to fixed charges and preferred stock dividends and for all of NPC's financial covenants and earnings tests including those under its charter and mortgage.

NPC Income Statement:                                               Three Months Ended    Three Months Ended
---------------------                                               ------------------    ------------------
                                                                      March 31, 2001        March 31, 2000
                                                                      --------------        --------------
     Equity in (Losses) Earnings of Sierra Pacific Resources           $(28,137)               $10,207


     This line does not represent any item of revenue or income to which holders of NPC's securities may look for recovery of their investment. This item must be disregarded for determining the ability of NPC to satisfy its obligations or its ability to pay dividends (preferred or common), for calculating NPC's ratios of earnings to fixed charges and preferred dividends and for all of NPC's financial covenants and earnings tests including those under its charter and mortgage.

NPC Statement of Cash Flow:                               Three Months Ended    Three Months Ended
---------------------------                               ------------------    ------------------
                                                            March 31, 2001        March 31, 2000
                                                            --------------        --------------
     Equity in (Losses) Earnings of Sierra Pacific Resources     $(28,137)              $(10,207)

     As in the income statement, the Equity in Earnings of Sierra Pacific Resources reflects the three months of SPR net income, after SPPC preferred stock dividends.

     This line item does not represent any item of cash flow to which holders of NPC's securities may look for recovery of their investment. This item must be disregarded for determining the ability of NPC to satisfy its obligations or its ability to pay dividends (preferred or common), for calculating NPC's ratios of earnings to fixed charges and preferred dividends and for all of NPC's financial covenants and earnings tests including those under its charter and mortgage.

NOTE 3.   SHORT-TERM BORROWINGS (SPR, NPC, SPPC)
------------------------------------------------

    As of January 16, 2001, SPR had eliminated its December 31, 2000, commercial paper balance of $4 million. On March 9, 2001, SPR discontinued its commercial paper program as a result of the placement of a credit facility, which had an outstanding balance of $50 million at March 31, 2001.

    NPC, which had no commercial paper outstanding at December 31, 2000, issued approximately $96.2 million of commercial paper during February and March 2001, at a weighted average interest rate of 6.02%.

     SPPC's commercial paper balance increased from $108.9 million at December 31, 2000, to approximately $149.1 million at March 31, 2001, at an average rate of 6.32%. In addition, under regulatory authority obtained pursuant to the 1999 merger of SPR and NPC allowing the Utilities to borrow from each other, at March 31, 2001, SPPC had a balance of $50.5 million owed to NPC, including $13 million at 6.3%, $12 million at 5.45%, and $25.5 million at 5.6%.

NOTE 4.   EARNINGS PER SHARE  (SPR)
-----------------------------------

     SPR follows SFAS No. 128, "Earnings Per Share". The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method.


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                        --------------------------------------
                                                                            2001                       2000
                                                                        -----------                -----------
Basic EPS
      Numerator
           (Loss) Income from continuing operations ($000)              $   (83,860)               $    17,251
           Income from discontinued operations ($000)                           381                        927
                                                                        -----------                -----------
           Net (loss) income ($000)                                     $   (83,479)               $    18,178
                                                                        ===========                ===========

      Denominator
           Weighted average number of shares outstanding                 78,475,217                 78,416,356
                                                                        -----------                -----------
      Per-Share Amounts:
           (Loss) Income from continuing operations                     $     (1.07)               $      0.22
           Income from discontinued operations                                 0.01                       0.01
                                                                        -----------                -----------
           Net (loss) income                                            $     (1.06)               $      0.23
                                                                        ===========                ===========
Diluted EPS
      Numerator
           (Loss) Income from continuing operations ($000)              $   (83,860)               $    17,251
           Income from discontinued operations ($000)                           381                        927
                                                                        -----------                -----------
           Net (loss) income ($000)                                     $   (83,479)               $    18,178
                                                                        ===========                ===========
      Denominator
           Weighted average number of shares outstanding
             before dilution                                             78,475,217                 78,416,356
           Stock options/1/                                                   1,050                      1,153
           Executive long term incentive plan-
             performance shares/1/                                           35,363                     56,403
           Non-Employee Director stock plan/1/                                5,885                      5,736
           Employee stock purchase plan/1/                                    2,433                        929
                                                                        -----------                -----------
                                                                         78,519,948                 78,480,577
                                                                        ===========                ===========
      Per-Share Amounts/1/:
           (Loss) Income from continuing operations                     $     (1.07)               $      0.22
           Income from discontinued operations                                 0.01                       0.01
                                                                        -----------                -----------
           Net (loss) income                                            $     (1.06)               $      0.23
                                                                        ===========                ===========

    /1/ Because of a net loss for the three months ended March 31, 2001, stock equivalents would be anti-dilutive. Accordingly, Diluted EPS for that period is computed using the weighted average number of shares outstanding before dilution.

NOTE 5.   SEGMENT INFORMATION (SPR)
-----------------------------------

     SPR operates two business segments providing regulated electric and natural gas services. NPC provides electric service to Las Vegas and surrounding Clark County. SPPC provides electric service in northern Nevada and the Lake Tahoe area of California. SPPC also provides natural gas service in the Reno-Sparks area of Nevada. Other segment information includes segments below the quantitative threshold for separate disclosure. In September 2000, SPR and SPPC adopted a plan to sell SPPC's water utility business. Accordingly, the water business is not included in the segment information below.

     Information as to the operations of the different business segments is set forth below based on the nature of products and services offered. SPR evaluates performance based on several factors, of which the primary financial measure is business segment operating income. Intersegment revenues are not material.

    Financial data for business segments is as follows (in thousands):

Three Months Ended
March 31, 2001                   Electric            Gas            Other            Consolidated
-----------------------          -----------         ----------     ------------     -------------
Operating Revenues                 $671,131            $64,165         $  2,630        $737,926
                                 ===========         ==========     ============     =============
Operating Income                   $(24,595)           $ 5,095         $(10,987)       $(30,487)
                                 ===========         ==========     ============     =============

Three Months Ended
March 31, 2000                   Electric            Gas            Other            Consolidated
-----------------------          -----------         ----------     ------------     -------------
Operating Revenues                 $353,652            $34,836         $  4,161        $392,649
                                 ===========         ==========     ============     =============
Operating Income                   $ 53,580            $ 4,612         $   (999)       $ 57,193
                                 ===========         ==========     ============     =============



NOTE 6.   DISCONTINUED OPERATIONS (SPR, SPPC)
---------------------------------------------

     On September 7, 2000, SPR and SPPC adopted a plan to sell SPPC's water utility business. Accordingly, the water business is reported as a discontinued operation as of September 30, 2001, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the water business. SPR's and SPPC's prior year operating results have been restated to reflect continuing operations.

     On January 15, 2001, SPPC's Board of Directors approved a definitive agreement to sell SPPC's water business to the Truckee Meadows Water Authority for $350 million. On April 5, 2001, the PUCN issued an order approving the cancellation of SPPC's certificate of public convenience and necessity to serve water. On April 27, 2001, the PUCN completed the Nevada regulatory approval process by approving a stipulation regarding the gain on the sale of the net assets of the water business. The stipulation provides that SPPC refund to customers $21.5 million of the gain. The refund will be credited on the bills of SPPC's electric customers over a fifteen-month period after the expected close of the sale later in the second quarter of 2001. Management anticipates using the remaining proceeds from the sale after payment of taxes and expenses of the transaction to reduce debt and for other corporate purposes.

     Revenues from operations of the water business to be disposed of were $11.5 million and $10.2 million for the three-month periods ended March 31, 2001, and March 31, 2000, respectively. The income from operations of the water business, as shown in the Condensed Consolidated Statements of Income of SPR and SPPC, includes preferred dividends of approximately $100,000 for each of the three-month periods ended March 31, 2001 and 2000. Net income from operations of the water business during the period September 7 through December 31, 2000, was approximately $704,000. Net income from operations of the water business for the three months ended March 31, 2001, was approximately $381,000. These amounts are not included in the revenues and income (loss) from continuing operations shown in the accompanying income statements.

    Included in the sale are water storage and supply, transmission, treatment and distribution facilities. Also included in the sale are four hydroelectric generation plants on the Truckee River. Accounts receivable consist of amounts due from developers for distribution facilities. Regulatory assets included for sale consist primarily of costs incurred in connection with the Truckee River negotiated water settlement. SPPC has historically received regulatory treatment to permit these costs to be recovered through its water rates. Other unallocated regulatory assets, that may be in part included in the sale, are not reflected in the table of net assets that follows. Assets and liabilities of the water utility business consist of the following:

              Amounts in thousands                       March 31, 2001              December 31, 2000
                                                   ---------------------------  ---------------------------

Plant in service                                                      $341,173                     $338,199

Less: Accumulated provision for depreciation                            89,989                       88,056
                                                                      --------                     --------

Net Plant                                                              251,184                      250,143

Construction work-in-progress                                           11,313                       11,861

Accounts receivable                                                      2,069                        2,520

Materials                                                                  452                          353

Regulatory tax asset                                                     3,609                        3,609

Other regulatory assets                                                  4,604                        4,674
                                                                      --------                     --------

Total Assets                                                          $273,231                     $273,160
                                                                      --------                     --------

Deferred federal income taxes                                            4,113                        4,275

Deferred investment tax credit                                           3,904                        3,937

Regulatory tax liability                                                 3,469                        3,469
                                                                      --------                     --------

Net assets of discontinued operations                                 $261,745                     $261,479
                                                                      ========                     ========


NOTE 7.   REGULATORY EVENTS (SPR, NPC, SPPC)
--------------------------------------------

    On April 18, 2001, the Governor of Nevada signed into law Assembly Bill 369 (AB369). The provisions of AB369 include a moratorium on the sale of generation assets by electric utilities, the repeal of electric industry restructuring, and a reinstatement of deferred accounting for fuel and purchased power costs ("deferred energy accounting") for electric utilities. The stated purposes of this emergency legislation were, among others, to control volatility in the price of electricity in the retail market in Nevada and to ensure that the Utilities have the necessary financial resources to provide adequate and reliable electric service under present market conditions. To achieve these purposes, AB369 allows the Utilities to recover in future periods their costs for wholesale power and fuel, which have risen dramatically over the past year. Deferred energy accounting will have the effect of delaying additional rate increases to consumers until early next year while, at the same time, providing a method for the Utilities to recover their increasing costs for fuel and purchased power. Set forth below is a summary of key provisions of AB369.

Generation Divestiture Moratorium
---------------------------------

     AB369 prohibits all divestiture of generation assets by electric utilities until July 2003. After January 1, 2003, NPC or SPPC may seek Public Utilities Commission of Nevada (PUCN) permission to sell one or more generation assets with the sale to be effective on or after July 1, 2003. The PUCN may approve the request to divest only if it finds the transaction to be in the public interest. The PUCN may base its approval of the request upon such terms, conditions, or modifications as it deems appropriate and that divestiture would satisfy the public policy criteria set forth in the statute.

     AB369 directs the PUCN to take all steps necessary to obtain federal approval for the prohibition on divestiture and to vacate any of its own orders that had previously approved generation divestiture transactions.

Deferred Energy Accounting
--------------------------

    AB369 requires both Utilities to use deferred energy accounting for their respective electric operations beginning on March 1, 2001. The intent of deferred energy accounting is to ease the effect of fluctuations in the cost of purchased power and fuel. Deferred energy accounting provides that an asset is recorded on the books of the Utility to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates in future time periods, subject to PUCN review. In reference to deferred energy accounting, AB369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity and to purchase energy. The Utilities also record in these accounts a carrying charge on such deferred balances.

    AB369 requires that each Utility file an application to clear its deferred energy account balances after the end of each 12-month period, but allows the balances from each 12-month period to be recovered over an adjustment period of up to three years in order to reduce the volatility of rate changes. In addition, after the initial deferred energy case, each Utility is allowed to file an application to clear its deferred energy account balances after the end of a six-month period if the proposed net increase or decrease in fuel and purchased power revenues for the six-month period is more than 5%. If a Utility using deferred energy accounting realizes a rate of return greater than the rate authorized by the PUCN, the portion that exceeds the authorized rate of return will be transferred to the next deferred energy adjustment period.

    In addition, AB369 requires that the PUCN determine (1) whether costs for purchased power and fuel have been prudently incurred, (2) whether those costs recorded in deferred accounts are recoverable, and (3) whether the amounts have been properly reflected in the deferred accounts.

Transition of Rates to Deferred Energy Accounting
-------------------------------------------------

    All rates in effect on April 1, 2001, including the cumulative increases under the Global Settlement and the CEP Riders, remain in effect until the PUCN issues final orders on future general and initial deferred energy rate applications. (See "Required Filings," below). No further applications can be made for the Fuel and Purchased Power (F&PP) riders that were part of the July 2000 Global Settlement described in the Utilities' Annual Report on Form 10-K for the year ended December 31, 2000.

    The Utilities will not be permitted to recover any shortfall incurred before March 1, 2001, resulting from the difference between actual fuel and purchased power costs and the rates permitted by the Global Settlement. Although the F&PP riders were in effect during this period, the riders were based on trailing 12-month average costs and were subject to caps and therefore did not allow the Utilities full recovery for fuel and purchased power costs due to the rapid rise in energy prices.

    AB369 prohibits the PUCN from taking any further action on the Comprehensive Energy Plan (CEP) described in the Utilities' Annual Report on Form 10-K for the year ended December 31, 2000, and provides that, except for the CEP Rider rate increases put into effect on April 1, 2001, the CEP will be deemed to have been withdrawn by the Utilities. Additionally, approximately $20 million of revenue collected by the Utilities based on the CEP before April 1, 2001, was credited to the deferred energy accounts, which caused the accounts to start in an over-collected position.

Required Filings
----------------

    NPC is required to file a general rate application on or before October 1, 2001. In addition, NPC must file an application to clear its deferred energy accounts on or before December 1, 2001. In connection with clearing NPC's deferred energy accounts, the PUCN must investigate and determine whether NPC's rates that went into effect on March 1, 2001, pursuant to the CEP, are just and reasonable and reflect prudent business practices. The rates in effect on April 1, 2001, remain in effect until the PUCN issues a final order on the general and initial deferred energy rate application. The PUCN is prohibited from adjusting rates during this time period unless an adjustment is absolutely necessary to avoid a finding that the rates are confiscatory and therefore in violation of the United States or Nevada Constitutions. If adjustments are necessary, they may only be made to the extent necessary to avoid an unconstitutional result.

    SPPC is required to file a general rate application on or before December 1, 2001, and an application to clear its deferred energy accounts on or before February 1, 2002. In connection with clearing SPPC's deferred energy accounts, the PUCN must investigate and determine whether SPPC's rates that went into effect on March 1, 2001, pursuant to the CEP, are just and reasonable and reflect prudent business practices. The rates in effect on April 1, 2001, remain in effect until the PUCN issues a final order on the general and initial deferred energy rate application. The PUCN is subject to the same constraints on adjustment of SPPC's rates as described above for NPC.

    After the initial general rate applications described above, each Utility will be required to file future general rate applications at least every 24 months.

Restrictions on Mergers and Acquisitions
----------------------------------------

    AB369 imposes certain restrictions on mergers and acquisitions involving Nevada electric utilities. In particular, the PUCN may not approve a merger or acquisition involving an electric utility unless the utility complies with the generation divestiture provisions of AB369.

    In addition, AB369 includes provisions that would have significantly affected the required regulatory approvals for SPR's proposed acquisition of Portland General Electric Company (PGE) from Enron Corp. On April 26, 2001, Enron Corp. and SPR terminated, by mutual agreement, the proposed purchase and sale of PGE.

Repeal of Electric Industry Restructuring
-----------------------------------------

    AB369 repeals all statutes authorizing retail competition in Nevada's electric utility industry and voids any license issued to an alternative seller in connection with retail electric competition.

Other Pending Legislation
-------------------------

    Various legislation with implications for the electric utility industry are still pending before the Nevada Legislature. The current biennial legislative session ends on June 4, 2001. One of the measures being considered would increase the renewable energy portfolio requirements to 15% by 2012. Both SPPC and NPC would be required to meet these requirements. Current law caps renewable energy at 1% and allows an exemption for SPPC's existing renewable portfolio that provides for about 9% of SPPC's resource requirements.

    Other legislation may be introduced that would allow certain customers to choose new energy suppliers. The Governor of Nevada has stated that he would support a plan that allows major power users, such as casinos and mines, to purchase power on the open market provided that such a plan would bring more power to the state.


NOTE 8.   DERIVATIVES AND HEDGING ACTIVITIES (SPR, NPC, SPPC)
-------------------------------------------------------------

     Effective January 1, 2001, SPR, SPPC, and NPC adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, both issued by the Financial Accounting Standards Board. As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value, and recognize changes in the fair value of the derivative instruments in earnings in the period of change unless the derivative qualifies as an effective hedge.

     The adoption of this standard did not have a material impact on the earnings of SPR or the Utilities. SPR and the Utilities did, however, recognize all derivatives as assets or liabilities in the condensed consolidated balance sheets upon adoption and measured those instruments at fair value. This resulted in SPR, NPC, and SPPC recording $0, $678 million and $303 million of risk management assets, respectively, and $2.9 million ($1.9 million net of taxes), $722 million, and $97 million of risk management liabilities, respectively, at January 1, 2001.

     On April 18, 2001, AB 369 was signed into law in Nevada. AB 369 reinstated electric deferred energy accounting by the Utilities effective March 1, 2001. (See Note 7 - Regulatory Events, above.) As a result, fuel and purchased power expenses, including gains and losses on derivative instruments, are recoverable or payable through future rates. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," regulatory assets and liabilities are established to the extent that such derivative gains and losses are recoverable or payable through future rates. Because of this accounting treatment, the Utilities will not apply hedge accounting to their electricity and natural gas derivatives. However, SPR and the Utilities have adopted cash flow hedge accounting for other derivative instruments not subject to regulatory treatment. The transition adjustments resulting from adoption of SFAS No. 133 related to the other derivative instruments not subject to regulatory treatment was reported as the cumulative effect of a change in accounting principle in Other Comprehensive Income of SPR and the Utilities.

     SPR's and the Utilities' objective in using derivatives is to reduce exposure to energy price risk and interest rate risk. Energy price risks result from activities that include the generation, procurement and marketing of power and the procurement and marketing of natural gas. Derivative instruments used to manage energy price risk include forwards and swaps. These contracts allow the Utilities to reduce the risks associated with volatile electricity and natural gas markets.

     Derivatives used to manage interest rate risk include interest rate swaps designed to moderate exposure to interest rate changes and lower the overall cost of borrowing. At March 31, 2001 SPR had one interest rate swap related to $200 million of SPR floating rate notes maturing April 20, 2003. This interest rate swap is considered a completely effective cash flow hedge

     At March 31, 2001, the fair value of the derivatives resulted in the recording of $0, $1.5 billion, and $518 million in risk management assets and $5.1 million (net of taxes), $1.2 billion, and $210 million in risk management liabilities in the Consolidated Balance Sheets of SPR, NPC, and SPPC, respectively. Due to the regulatory environment in which the Utilities operate, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. Accordingly, $341 million and $308 million in net regulatory liabilities were recorded in the Consolidated Balance Sheets of NPC and SPPC, respectively. In addition, for the three months ended March 31, 2001, the unrealized losses resulting from the change in the fair value of derivatives designated and qualifying as cash flow hedges of $3.2 million (net of taxes) for SPR was recorded in Other Comprehensive Income. Such amounts will be reclassified into earnings when the related transactions are settled or terminate. No amounts were reclassified into earnings during the three months ended March 31, 2001.

     The effects of the adoption of SFAS No. 133 on comprehensive income and the components thereof at March 31, 2001, are as follows:


Comprehensive Income  (in $000's)
                                                                    SPR                     NPC                    SPPC
                                                             ---------------      ---------------------      --------------

Net loss at March 31, 2001                                          $(83,479)                  $(83,479)            $(4,493)

Cumulative effect upon adoption of change in
  Accounting principle, January 1, 2001, net of taxes                 (1,923)                       444                 212
Change in market value of risk management assets and
  Liabilities as of March 31, 2001, net of taxes                      (3,233)                      (444)               (212)
                                                             ---------------      ---------------------      --------------
Accumulated Other Comprehensive (Loss)                                (5,156)                         -                   -
                                                             ---------------      ---------------------      --------------

Total Comprehensive loss at March 31, 2001                          $(88,635)                  $(83,479)            $(4,493)
                                                             ===============      =====================      ==============





NOTE 9.   COMMITMENTS AND CONTINGENCIES  (SPR, NPC)
---------------------------------------------------

     In July 2000, NPC received from the United States Environmental Protection Agency (EPA) a request for information to determine the compliance of certain generation facilities at the Clark Station with the applicable State Implementation Plan. In November 2000, NPC and the Clark County Health District entered into a Corrective Action Order requiring, among other steps, capital expenditures at the Clark Station totaling approximately $3 million. In March 2001, the EPA issued an additional request for information that could result in remediation beyond that specified in the November 2000 Corrective Action Order. If the EPA prevails, capital expenditures and temporary outages of four of Clark Station's generation units could be required. Additionally, depending on the time of year that the compliance activity and corresponding generation outage would occur, the incremental cost to purchase replacement energy could be substantial.

NOTE 10.  SUBSEQUENT EVENTS  (SPR, SPPC)
----------------------------------------

    On April 26, 2001, SPR and Enron Corp. announced that they had mutually agreed to terminate their agreement for SPR's purchase of Enron's wholly owned subsidiary, Portland General Electric (PGE). In negotiating the mutual termination, SPR agreed to share certain expenses which Enron Corp and PGE had incurred for the proposed transaction. The Condensed Consolidated Statement of Income of SPR for the three months ended March 31, 2001, reflects a charge in connection with the planned purchase of PGE of $22 million, including approximately $7.5 million representing a termination payment for sharing expenses.

     On April 27, 2001, Washoe County, Nevada issued for SPPC's benefit $80 million of Water Facilities Refunding Revenue Bonds, Series 2001, due March 1, 2036 ("the Bonds"). The Bonds will bear interest at a Term Rate of 5.75% per annum from their date of issuance to April 30, 2003. Beginning May 1, 2003, the method of determining the interest rate on the Bonds may be converted from time to time in accordance with the related Indenture so that such bonds would, thereafter, bear interest at a daily, weekly, flexible, term or auction rate. The Bonds were issued to refund $80 million of Washoe County variable rate Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 on April 30, 2001. SPPC's obligations in respect of the Series 1990 bonds were supported by a letter of credit that was terminated in connection with the redemption of those bonds.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, pending or future Nevada, California or federal legislation, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the actual results of Sierra Pacific Resources (SPR), Nevada Power Company (NPC), or Sierra Pacific Power Company (SPPC) to differ materially from those contemplated in any forward-looking statement include, among others, the following:

(1) a continuation of the current shortage of supply of electricity in the western United States and the adverse effect that such shortage is having on the availability of purchased power throughout the region and on the price of such purchased power (to the extent that the Utilities are not permitted to pass such higher costs on to their respective customers);

(2) a continuation of the high prices for natural gas in the western United States, as those affect both the cost of generated and purchased electricity and the cost of acquiring gas for SPPC's retail gas customers (in either case, to the extent that the Utilities are not permitted to pass such higher costs on to their respective customers);

(3) the extent to which high energy prices and the financial difficulties of electric utilities and power exchanges in the western United States cause any counterparties to NPC's or SPPC's power purchase contacts to default on their obligations, thus requiring the Utilities to seek to replace the power at then current market prices;

(4) the ability of SPR, NPC and SPPC to access the capital markets to finance their capital requirements for construction costs and the repayment of maturing debt, which are estimated for the balance of 2001 to total approximately $449 million for NPC and approximately $419 million for SPPC;

(5) unforeseen delays in completing the sale of SPPC's water business to Truckee Meadows Water Authority;

(6) the outcome and timing of rate cases to be filed by NPC and SPPC with the Public Utilities Commission of Nevada (PUCN), including the periodic applications authorized by recent Nevada legislation to permit the Utilities to recover costs for fuel and purchased power which have been recorded by the Utilities in their deferred energy accounts and deferred natural gas recorded by SPPC for its gas distribution business;

(7) future Nevada, California or federal legislation or regulations affecting electric industry restructuring, including laws or regulations which could allow certain customers to chose new electricity suppliers, which could affect the amount the Utilities would be allowed to recover from customers for certain costs that prove to be uneconomic or which could have other unforeseen effects on the Utilities;

(8) whether the PUCN will issue favorable orders in a timely manner to permit the Utilities to borrow money and issue additional securities to finance the Utilities' operations and to purchase power and fuel necessary to serve their respective customers;

(9) unseasonable weather and other natural phenomena, which can have potentially serious impacts on the Utilities' ability to procure adequate supplies of fuel or purchased power to serve their respective customers and on the cost of procuring such supplies;

(10) industrial, commercial and residential growth in the service territories of the Utilities;

(11) the loss of any significant customers; and

(12) changes in the business of major customers, including those engaged in gold mining or gaming, which may result in changes in the demand for services of NPC or SPPC.

          Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPR, NPC and SPPC assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.


Sierra Pacific Resources
------------------------

    During the first three months of 2001, SPR incurred a loss of $83.0 million from continuing operations before preferred stock dividend requirements. During the first quarter of 2001, SPR declared no common stock dividends, and NPC and SPPC, SPR's principal subsidiaries, declared no common stock dividends to their parent, SPR.

     As discussed in the results of operations sections that follow, operating results for the first three months of 2001 continued to be negatively affected by the significantly higher and extremely volatile fuel and purchased power costs that developed in the western United States in May 2000 and have continued since.

     In an effort to mitigate the effects of higher fuel and purchased power costs, during 2000 NPC and SPPC (collectively, the "Utilities") entered into the Global Settlement, which established a mechanism that initiated incremental rate increases for each Utility. However, because the mechanism for adjusting rates lagged changes in actual energy costs and was subject to certain caps, increases were insufficient to cover fuel and purchased power costs. Cumulative electric rate increases under the Global Settlement for NPC and SPPC, respectively, are $200 million and $65 million per year.

     Noting the insufficiency of the rate increases under the Global Settlement, the Utilities on January 29, 2001 filed a Comprehensive Energy Plan (CEP). The plan included a request for emergency rate increases (CEP Riders). On March 1, 2001, the PUCN permitted the requested CEP Riders to go into effect subject to later review. The CEP Riders provided for NPC and SPPC respectively, further rate increases of $210 million and $104 million per year.

     Notwithstanding the increases under the Global Settlement and the CEP Riders, the Utilities' revenues for fuel and purchased power recovery are below the related expenses. Accordingly, the Utilities sought additional relief pursuant to legislation. As described in more detail below, in April 2001 the State of Nevada enacted AB369, the provisions of which include the use of deferred energy accounting by the Utilities beginning March 1, 2001. Deferred energy accounting allows the Utilities to recover in future periods that portion of their costs for fuel and purchased power not covered by current rates and defers to future periods' the expense associated with the amounts by which fuel and purchased power costs exceed the costs to be recovered in current rates. However, as a result of other provisions of AB369, the financial benefits of deferred energy accounting are not expected to begin until the second quarter of 2001.

                           NEVADA ENERGY LEGISLATION
                           -------------------------

    On April 18, 2001, the Governor of Nevada signed into law AB369. The provisions of AB369 include a moratorium on the sale of generation assets by electric utilities, the repeal of electric industry restructuring, and a reinstatement of deferred accounting for fuel and purchased power costs ("deferred energy accounting") for electric utilities. The stated purposes of this emergency legislation were, among others, to control volatility in the price of electricity in the retail market in Nevada and to ensure that the Utilities have the necessary financial resources to provide adequate and reliable electric service under present market conditions. To achieve these purposes, AB369 allows the Utilities to recover in future periods their costs for wholesale power and fuel, which have risen dramatically over the past year. Deferred energy accounting will have the effect of delaying additional rate increases to consumers until early next year while, at the same time, providing a method for the Utilities to recover their increasing costs for fuel and purchased power. Set forth below is a summary of key provisions of AB369.

Generation Divestiture Moratorium
---------------------------------

     AB369 prohibits all divestiture of generation assets by electric utilities until July 2003. After January 1, 2003, NPC or SPPC may seek Public Utilities Commission of Nevada (PUCN) permission to sell one or more generation assets with the sale to be effective on or after July 1, 2003. The PUCN may approve the request to divest only if it finds the transaction to be in the public interest. The PUCN may base its approval of the request upon such terms, conditions, or modifications as it deems appropriate and that divestiture would satisfy the public policy criteria set forth in the statute.

     AB369 directs the PUCN to take all steps necessary to obtain federal approval for the prohibition on divestiture and to vacate any of its own orders that had previously approved generation divestiture transactions.

Deferred Energy Accounting
--------------------------

    AB369 requires both Utilities to use deferred energy accounting for their respective electric operations beginning on March 1, 2001. The intent of deferred energy accounting is to ease the effect of fluctuations in the cost of purchased power and fuel. Deferred energy accounting provides that an asset is recorded on the books of the Utility to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates in future time periods, subject to PUCN review. In reference to deferred energy accounting, AB369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity and to purchase energy. The Utilities also record in these accounts a carrying charge on such deferred balances.

    AB369 requires that each Utility file an application to clear its deferred energy account balances after the end of each 12-month period, but allows the balances from each 12-month period to be recovered over an adjustment period of up to three years in order to reduce the volatility of rate changes. In addition, after the initial deferred energy case, each Utility is allowed to file an application to clear its deferred energy account balances after the end of a six-month period if the proposed net increase or decrease in fuel and purchased power revenues for the six-month period is more than 5%. If a Utility using deferred energy accounting realizes a rate of return greater than the rate authorized by the PUCN, the portion that exceeds the authorized rate of return will be transferred to the next deferred energy adjustment period.

    In addition, AB369 requires that the PUCN determine (1) whether costs for purchased power and fuel have been prudently incurred, (2) whether those costs recorded in deferred accounts are recoverable, and (3) whether the amounts have been properly reflected in the deferred accounts.

Transition of Rates to Deferred Energy Accounting
-------------------------------------------------

    All rates in effect on April 1, 2001, including the cumulative increases under the Global Settlement and the CEP Riders, remain in effect until the PUCN issues final orders on future general rate applications. (See "Required Filings," below). No further applications can be made for the Fuel and Purchased Power (F&PP) riders that were part of the July 2000 Global Settlement described in the Utilities' Annual Report on Form 10-K for the year ended December 31, 2000.

    The Utilities will not be permitted to recover any shortfall incurred before March 1, 2001, resulting from the difference between actual fuel and purchased power costs and the rates permitted by the Global Settlement. Although the F&PP riders were in effect during this period, the riders were based on trailing 12-month average costs and were subject to caps and therefore did not allow the Utilities full recovery for fuel and purchased power costs due to the rapid rise in energy prices.

    AB369 prohibits the PUCN from taking any further action on the Comprehensive Energy Plan (CEP) described in the Utilities' Annual Report on Form 10-K for the year ended December 31, 2000, and provides that, except for the CEP Rider rate increases put in effect on April 1, 2001, the CEP will be deemed to have been withdrawn by the Utilities. Additionally, approximately $20 million of revenue collected by the Utilities based on the CEP before April 1, 2001, was credited to the deferred energy accounts, which caused the accounts to start in an over-collected position.

Required Filings
----------------

    NPC is required to file a general rate application on or before October 1, 2001. In addition, NPC must file an application to clear its deferred energy accounts on or before December 1, 2001. In connection with clearing NPC's deferred energy accounts, the PUCN must investigate and determine whether NPC's rates that went into effect on March 1, 2001, pursuant to the CEP, are just and reasonable and reflect prudent business practices. The rates in effect on April 1, 2001, remain in effect until the PUCN issues a final order on the general rate application. The PUCN is prohibited from adjusting rates during this time period unless an adjustment is absolutely necessary to avoid a finding that the rates are confiscatory and therefore in violation of the United States or Nevada Constitutions. If adjustments are necessary, they may only be made to the extent necessary to avoid an unconstitutional result.

    SPPC is required to file a general rate application on or before December 1, 2001, and an application to clear its deferred energy accounts on or before February 1, 2002. In connection with clearing SPPC's deferred energy accounts, the PUCN must investigate and determine whether SPPC's rates that went into effect on March 1, 2001, pursuant to the CEP, are just and reasonable and reflect prudent business practices. The rates in effect on April 1, 2001, remain in effect until the PUCN issues a final order on the general rate application. The PUCN is subject to the same constraints on adjustment of SPPC's rates as described above for NPC.

    After the initial general rate applications described above, each Utility will be required to file future general rate applications at least every 24 months.

Restrictions on Mergers and Acquisitions
----------------------------------------

    AB369 imposes certain restrictions on mergers and acquisitions involving Nevada electric utilities. In particular, the PUCN may not approve a merger or acquisition involving an electric utility unless the utility complies with the generation divestiture provisions of AB369.

    In addition, AB369 includes provisions that would have significantly affected the required regulatory approvals for the proposed acquisition of Portland General Electric Company (PGE) from Enron Corp. On April 26, 2001, Enron Corp. and SPR terminated, by mutual agreement, the proposed purchase and sale of PGE.

Repeal of Electric Industry Restructuring
-----------------------------------------

    AB369 repeals all statutes authorizing retail competition in Nevada's electric utility industry and voids any license issued to an alternative seller in connection with retail electric competition.

Other Pending Legislation
-------------------------

    Various legislation with implications for the electric utility industry are still pending before the Nevada Legislature. The current biennial legislative session ends on June 4, 2001. One of the measures being considered would increase the renewable energy portfolio requirements to 15% by 2012. Both SPPC and NPC would be required to meet these requirements. Current law caps renewable energy at 1% and allows an exemption for SPPC's existing renewable portfolio that provides for about 9% of SPPC's resource requirements.

    Other legislation may be introduced that would allow certain customers to choose new energy suppliers. The Governor of Nevada has stated that he would support a plan that allows major power users, such as casinos and mines, to purchase power on the open market provided that such a plan would bring more power to the state.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

     SPR, SPPC and NPC have short-term credit facilities in the amounts of $50 million, $150 million and $150 million, respectively. The short-term credit facilities of SPPC and NPC serve primarily as liquidity backup for the commercial paper programs used by each Utility to fund working capital and general corporate needs.

     SPR has drawn the full amount of its $50 million credit facility to provide extra cash to meet unanticipated liquidity needs. As of March 31, 2001, SPR's cash investments on hand totaled $57 million. SPR anticipates renewing or extending the credit facility on or before the expiration date of June 30, 2001.

     As of March 31, 2001, SPPC and NPC had commercial paper balances outstanding of $149 million and $96 million, respectively, and have not drawn on their credit facilities. These credit facilities expire on August 27, 2001, and the Utilities anticipate renewing or extending these facilities on or before the expiration date. Set forth below is a schedule showing the current maturities of debt in 2001 (in $000's):

                           SPPC                NPC
                       -------------      -------------
June 12, 2001               $200,000           $150,000
August 20, 2001                                 100,000
December 1, 2001              17,000
December 17, 2001                               100,000
                       -------------      -------------
                            $217,000           $350,000
                       =============      =============



     The Utilities expect to pay the principal amounts of these maturing debt obligations, to pay their current obligations and to finance the anticipated deferred energy regulatory assets with a combination of the proceeds from the sale of SPPC's water business sale (scheduled to close in June), ongoing cash flows from operations and the proceeds from the sale of additional securities.

     The Utilities expect that their working capital financing needs will grow with the restoration of deferred energy. To the extent that current revenues are less than current expenses, the recovery of those costs will be delayed until the completion of the next deferred rate cases.

Nevada Power Company
---------------------

     The causes for significant changes in specific lines comprising the results of operations for NPC are as follows (dollars in thousands):


                                                       Three Months
                                                       Ended March 31,
                                     --------------------------------------------------
                                                                           Change from
                                          2001               2000          Prior Year %
                                     ----------------   ----------------   ------------
Electric Operating Revenues ($000):
   Residential                            $103,179           $ 83,573           23.5%
   Commercial                               55,556             46,734           18.9%
   Industrial                               72,222             55,121           31.0%
                                      ------------       ------------
   Retail revenues                         230,957            185,428           24.6%
   Other                                   128,055             10,602         1107.8%
                                      ------------       ------------
   Total Revenues                         $359,012           $196,030           83.1%
                                      ============       =============

   Retail sales in thousands
    of megawatt-hours (MWH)                  3,316              3,148            5.3%

   Average retail revenue                 $  69.65           $  58.90           18.2%
    per MWH



     Residential electric revenues increased for the three months ended March 31, 2001, over the same period in 2000 due to a combination of factors. Higher rates resulted from cumulative monthly rate increases pursuant to the 2000 Global Settlement and an increase in rates effective March 1, 2001, pursuant to the CEP. A 5% increase in customers and an increase in heating degree-days in the first quarter of 2001 as compared to 2000 also contributed to higher residential revenues.

     Higher commercial and industrial electric revenues for the three months ended March 31, 2001, over the prior year were the result of rate increases corresponding to those experienced for residential revenues as well as increases in customers of 4.4% and 8.2%, respectively, over the same period of 2000.

     The increase in other electric revenues for the three-month period ended March 31, 2001, over the same period in 2000 was mainly due to large increases in risk management activities and wholesale power sales at much higher prices. NPC purchases fixed cost energy at a delivery point where the energy can either be delivered to its control area or sold, should NPC not require the energy. The energy is also sold if replacement energy can be obtained less expensively than transporting the energy to the control area. Historically, fewer of these sales have taken place. NPC seeks neither to purchase nor sell energy on a speculative basis.



                                                            Three Months
                                                           Ended March 31,
                                             -------------------------------------------------
                                                                                  Change from
                                                  2001               2000          Prior Year %
                                             -------------      -------------   ----------------
Purchased Power ($000)                          $201,822            $53,817           275.0%

Purchased Power in thousands
    of MWHs                                        2,468              1,243            98.6%
Average cost per MWH of
    Purchased Power                             $  81.78            $ 43.30            88.9%


     Purchased power costs were significantly higher for the three months ended March 31, 2001, than for the prior year as Short-Term Firm and Economy Energy prices increased substantially. In addition, volumes purchased increased to accommodate growth in wholesale sales and system load.


                                                              Three Months
                                                             Ended March 31,
                                         -------------------------------------------------
                                                                               Change from
                                               2001             2000           Prior Year %
                                         ---------------   --------------   ---------------
Fuel for Power Generation ($000)               $115,352          $37,647             206.4%

Thousands of MWHs generated                       2,501            2,264              10.5%
Average cost per MWH of
  Generated Power                              $  46.12          $ 16.63             177.3%

     Fuel for generation costs for the three months ended March 31, 2001, were significantly higher than the prior year due to substantial increases in natural gas prices. In addition, volumes generated were higher to accommodate system load.


                                                          Three Months
                                                         Ended March 31,
                                         --------------------------------------------------
                                                                              Change from
                                               2001             2000          Prior Year %
                                         ---------------   --------------   ---------------
Deferral of energy costs-net ($000)           $11,308           $6,788              66.6%
                                         ===============   ==============


     Deferral of energy costs-net increased for the three months ended March 31, 2001, due to provisions of AB369 reflected in the current year amount and the implementation of deferred energy accounting beginning March 1, 2001. The current balance includes a charge of approximately $12.5 million, equivalent to the March 2001 CEP revenues, consistent with the provisions of AB369. This charge was offset by a $1.2 million credit representing the amount by which March 2001 purchased power and fuel costs exceeded the amounts collected through rates. Deferral of energy costs-net for 2000 represents energy costs that had been deferred in prior periods and were then recognized in the three months ended March 31, 2000, as a result of deferred energy rate increases granted in 1999. Pursuant to the Global Settlement with the PUCN, NPC ceased utilizing deferred energy accounting effective August 1, 2000.


                                                             Three Months
                                                             Ended March 31,
                                         ---------------------------------------------------
                                                                               Change from
                                               2001               2000         Prior Year %
                                         ---------------    --------------   ---------------
Allowance for other funds
 used during construction ($000)              $ (351)          $   780           -145.0%

Allowance for borrowed funds
 used during construction                     $ (352)          $ 1,815           -119.4%
                                          ----------          --------
                                              $ (703)          $ 2,595           -127.1%
                                          ==========          ========


     Total allowance for funds used during construction (AFUDC) for the three months ended March 31, 2001, reflects an adjustment to refine amounts assigned to specific components of facilities that were completed in different periods.

                                                            Three Months
                                                            Ended March 31,
                                         ---------------------------------------------------
                                                                               Change from
         ($000)                                2001              2000          Prior Year %
                                         ---------------    --------------   ---------------
Other operating expense                        $ 50,772           $29,151              74.2%
Maintenance expense                            $ 12,980           $ 9,821              32.2%
Income taxes                                   $(30,464)          $ 3,627            -939.9%
Taxes other than income taxes                  $  6,050           $ 5,406              11.9%

     Other operating expense for the three-month period ending March 31, 2001, increased compared to the same period in 2000 primarily due to a $16.1 million increase in the provision for uncollectible accounts related to the California Power Exchange and a $3 million reserve provision established as a result of AB369.

     Maintenance costs for the three-month period ending March 31, 2001, increased from the prior year primarily as a result of planned outages at the Reid-Gardner and Clark stations. The increase was offset in part by crews performing required activities of a capital nature, thereby reducing the amount of maintenance expense.

     Income taxes decreased for the three months ended March 31, 2001, due to net pre-tax losses in the current year.

    Taxes other than income for the three months ended March 31, 2001, were higher due primarily to higher property and payroll taxes.

Financial Condition, Liquidity And Capital Resources

     During the first three months of 2001, NPC incurred a loss of approximately $55.3 million (excluding NPC's equity in the losses of its parent, SPR), and declared no dividends on its common stock, all of which is held by SPR.

     Cash flows during the three months ended March 31, 2001, decreased compared to the same period in 2000. The decrease resulted from a reduction in cash flows from operating activities, due to a decrease in operating income, and to a lesser extent increased cash used in investing activities that was partially offset by an increase in cash flows from financing activities. The increase in cash used for investing activities resulted from an increase in cash used for utility plant. The increase in cash flows from financing activities was due to an increase in short-term borrowings and no common dividend payment in 2001.

Construction Expenditures and Financing

     NPC's construction program and capital requirements for the period 2001-2005 were originally discussed in its Annual Report on Form 10-K for the year ended December 31, 2000. Of NPC's amount projected for 2001 ($175 million), $43.4 million (24.8%) was spent as of March 31, 2001. Construction expenditures were funded from sources other than internally generated funds.

     NPC may utilize internally generated cash and the proceeds from secured and unsecured borrowings and preferred securities to meet capital expenditure requirements through 2001.

Sierra Pacific Power Company
----------------------------

The components of gross margin are set forth below (dollars in thousands):

                                                                  Three Months
                                                                 Ended March 31,
                                                --------------------------------------------------
                                                                                      Change from
                                                     2001                2000         Prior Year %
                                                --------------      --------------   -------------
Operating Revenues:
      Electric                                       $312,119            $157,622            98.0%
      Gas                                              64,165              34,836            84.2%
                                               --------------      --------------
          Total Revenues                              376,284             192,458            95.5%
                                               --------------      --------------

Energy Costs:
      Electric                                         260,561              78,756           230.8%
      Gas                                               52,399              23,227           125.6%
                                                --------------      --------------
          Total Energy Costs                           312,960             101,983           206.9%
                                                --------------      --------------
                    Gross Margin                      $ 63,324            $ 90,475           -30.0%
                                                ==============      ==============


Gross Margin by Segment:
      Electric                                        $ 51,558            $ 78,866           -34.6%
      Gas                                               11,766              11,609             1.4%
                                                --------------      --------------
          Total                                       $ 63,324            $ 90,475           -30.0%
                                                ==============      ==============



     The causes for significant changes in specific lines comprising the results of operations for SPPC are as follows (dollars in thousands):

                                                          Three Months
                                                         Ended March 31,
                                        ------------------------------------------------
                                                                            Change from
                                             2001              2000         Prior year %
                                        ---------------   ---------------   ------------
Electric Operating Revenues ($000):
    Residential                               $ 51,509          $ 47,911            7.5%
    Commercial                                  51,174            44,799           14.2%
    Industrial                                  54,585            45,114           21.0%
                                       ---------------   ---------------
    Retail  revenues                           157,268           137,824           14.1%
    Other                                      154,851            19,798          682.2%
                                       ---------------   ---------------
          Total Revenues                      $312,119          $157,622           98.0%
                                       ===============   ===============

Retail sales in thousands of
  megawatt-hours (MWH)                         2,133               2,117            0.8%

Average retail revenue per MWH                $73.73              $65.10           13.3%

     Retail electric revenues increased for the three months ended March 31, 2001, over the same period in 2000 due to a combination of factors. Higher rates resulted from cumulative monthly rate increases pursuant to the 2000 Global Settlement and an increase in rates effective March 1, 2001, pursuant to the CEP. Continued growth in the number of customers and a 10% increase in heating degree-days in the first quarter of 2001 as compared to 2000 also contributed to higher retail revenues.

     Other electric revenues were significantly higher in the three-month period ended March 31, 2001, compared to the prior year primarily due to large increases in risk management activities and wholesale electric revenues. SPPC purchases fixed cost energy at a delivery point where the energy can either be delivered to its control area or sold, should SPPC not require the energy. The energy is also sold if replacement energy can be obtained less expensively than transporting the energy to the control area. Historically, fewer of these sales have taken place. SPPC seeks neither to purchase nor sell energy on a speculative basis.


                                                        Three Months
                                                       Ended March 31,
                                        --------------------------------------------
                                                                             Change
                                                                           from Prior
                                             2001            2000            year %
                                        -------------   -------------   ------------

Gas Operating Revenues ($000):
    Residential                               $21,624         $16,726           29.3%
    Commercial                                 10,641           8,424           26.3%
    Industrial                                  4,631           3,346           38.4%
    Miscellaneous                                 517             413           25.2%
                                        -------------   -------------
    Total retail revenue                       37,413          28,909           29.4%
    Wholesale revenue                          26,752           5,927          351.4%
                                        -------------   -------------
      Total Revenues                          $64,165         $34,836           84.2%
                                        =============   =============


    Retail sales in thousands
    of decatherms                               5,293           5,129            3.2%

    Average retail revenues per                 $7.07           $5.64           25.4%
    decatherms


     The three months ended March 31, 2001, reflected increased gas revenues among all classes of retail customers compared to the prior year, primarily as a result of the rate increase approved by the PUCN that took effect February 1, 2001. The increase in retail revenues was due to a lesser extent to an increase in heating-degree days.

     SPPC's wholesale gas revenues increased significantly for the three-month period ended March 31, 2001, over the same period in 2000 in response to risk management activities. SPPC seeks neither to purchase nor sell gas on a speculative basis.

                                                            Three Months
                                                           Ended March 31,
                                ------------------------------------------------------------------------
                                                                                           Change from
                                       2001                        2000                    Prior Year %
                                -------------------       -----------------------      -----------------
Purchased Power ($000):                   $150,987                       $49,480                  205.1%
Purchased Power in thousands
  of MWHs                                    1,447                         1,593                   -9.2%
Average cost per MWH of
  Purchased Power                         $ 104.34                       $ 31.06                  235.9%



     Purchased power costs were higher for the three months ended March 31, 2001, than the prior year because SPPC fulfilled more of its total energy requirements with more expensive Short-Term Firm energy purchased power. SPPC also took advantage of additional risk management opportunities although the overall price was substantially higher.

                                                                  Three Months
                                                                 Ended March 31,
                                        ------------------------------------------------------------------
                                                                                            Change from
                                               2001                     2000                Prior Year %
                                        -----------------       -------------------      -----------------
Fuel for Power Generation ($000)                $102,553                   $29,276                  250.3%

Thousands of MWHs generated                        1,583                     1,200                   31.9%
Average fuel cost per MWH
  of Generated Power                            $  64.78                   $ 24.40                  165.5%

    Fuel for generation costs for the three-month period ended March 31, 2001, were substantially higher than for the prior year as natural gas prices increased significantly and volumes generated were higher to accommodate greater system load.


                                                                      Three Months
                                                                      Ended March 31,
                                          ---------------------------------------------------------------------
                                                                                                 Change from
                                                2001                       2000                  Prior Year %
                                          ------------------       ---------------------      -----------------
Gas Purchased for Resale ($000)
     Retail                                          $51,685                     $17,138                  201.6%
     Wholesale                                        18,858                       5,713                  230.1%
                                          ------------------       ---------------------
     Total                                           $70,543                     $22,851                  208.7%
                                          ==================       =====================


Gas Purchased for Resale - retail
    (thousands of decatherms)                          5,716                       4,640                   23.2%

Average cost per retail decatherm                    $  9.04                     $  3.69                  144.8%




     The cost of retail gas purchased for resale increased for the three months ended March 31, 2001, compared to the prior year due to substantially higher gas prices. The increase in the cost of wholesale gas purchased over the prior year reflects higher prices as well as costs associated with risk management activities.

                                                                     Three Months
                                                                    Ended March 31,
                                                     --------------------------------------------
                                                                                       Change
                                                                                     from Prior
                                                          2001             2000        Year %
                                                     ------------    -------------   ------------
Deferral of energy costs-net ($000)
   Purchased Power and Fuel for Power Generation            7,021                -        N/A

   Gas Purchased for Resale                               (18,144)             376        -4925.5%
                                                     ------------    -------------
           Total                                         $(11,123)           $ 376        -3058.2%
                                                     ============    =============



     Deferral of energy costs-net for purchased power and fuel for generation increased for the three months ended March 31, 2001, due to provisions of AB369 reflected in the current year amount and the implementation of deferred energy accounting beginning March 1, 2001. The current balance includes a charge of approximately $7.3 million, equivalent to the March 2001 CEP revenues, consistent with the provisions of AB369. This charge was offset by a $.3 million credit representing the amount by which March 2001 purchased power and fuel costs exceeded the amounts collected through rates. SPPC did not utilize deferred energy accounting for its electric operations in 2000.

     Deferral of energy costs-net for gas purchased for resale decreased for the three months ended March 31, 2001, substantially over the prior year because SPPC is recording higher undercollections of such costs than in the prior year. Revenue received from the base purchased gas rates did not cover the increased cost of natural gas experienced by SPPC. SPPC anticipates recovery of these costs through the deferred energy accounting mechanism.

                                                               Three Months
                                                              Ended March 31,
                                          --------------------------------------------------------
                                                                                     Change from
                                               2001                  2000            Prior Year %
                                          --------------        --------------      --------------
Allowance for other funds used
    during construction ($000)                     $(184)                $  60              -406.7%

Allowance for borrowed funds used
    during construction ($000)                       (46)                  418              -111.0%
                                          --------------        --------------
                                                   $(230)                $ 478              -148.1%
                                          ==============        ==============



     Total allowance for funds used during construction (AFUDC) for the three months ended March 31, 2001, reflects an adjustment to refine amounts assigned to specific components of facilities that were completed in different periods.

                                                                  Three Months
                                                                 Ended March 31,
                                          -------------------------------------------------------------------
                                                                                              Change from
(In 000's)                                      2001                       2000               Prior Year %
                                          -----------------        -------------------      -----------------

Other operating expense                            $27,694                    $23,156                   19.6%
Maintenance expense                                  5,324                      4,069                   30.8%
Income taxes                                        (2,251)                    11,894                 -118.9%
Interest charges on long-term debt                  10,571                      7,529                   40.4%



    Other operating expense for the first quarter of 2001 increased compared to the same period in 2000 primarily due to a $3.5 million reserve provision established as a result of AB369 and a $2.7 million increase in the provision for uncollectible accounts related to the California Power Exchange. The increase was offset, in part, by reductions in labor costs, and consulting and legal fees.

     Maintenance costs for the three-month period ended March 31, 2001 were higher compared to the same period in 2000 due to increased expenses related to the combustion turbines at the Winnemucca and Clark Mountain generation facilities.

    Income taxes decreased for the three months ended March 31, 2001, due to net pre-tax losses in the current year.

     Interest charges on long-term debt increased for the three months ended March 31, 2001, due to higher average long-term debt balances compared to 2000.


Financial Condition, Liquidity And Capital Resources

     During the first three months of 2001, SPPC incurred a loss of approximately $4.0 million from continuing operations before preferred stock dividends. SPPC declared $975,000 in dividends to holders of its preferred stock but declared no dividends on its common stock, all of which is held by its parent, SPR.

     Cash flows during the three months ended March 31, 2001 decreased slightly compared to the same period in 2000. The decrease resulted from a reduction in cash flows from operating activities, mainly due to a decrease in operating income, partially offset by less cash used in investing activities and more cash provided by financing activities. The decrease in cash used for investing activities was due to less cash used for utility plant. The increase in cash provided by financing activities was due to an increase in short-term borrowings and no common dividend paid in 2001.

Construction Expenditures and Financing
---------------------------------------

     SPPC's construction program and capital requirements for the period 2001-2005 were originally discussed in its Annual Report on Form 10-K for the year ended December 31, 2000. Of SPPC's amount projected for 2001 ($125 million), $16.3 million (13.0%) was spent as of March 31, 2001. Construction expenditures were funded from sources other than internally generated funds.


     SPPC may utilize internally generated cash and the proceeds from secured and unsecured borrowings and preferred securities to meet capital expenditure requirements through 2001.

Sierra Pacific Resources (Holding Company)
------------------------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three months ended March 31, 2001, include the operating results of the holding company. The holding company operating results included a charge of approximately $22 million recognized as a result of the termination of the PGE acquisition. The holding company also recognized higher interest costs, $14.0 million in 2001 and $8.0 million in 2000, due to the issuance of additional debt in April and May of 2000.

Tuscarora Gas Pipeline Company
------------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three-month periods ended March 31, 2001, and March 31, 2000, include the operating results of Tuscarora Gas Pipeline Company (TGPC), a wholly owned subsidiary of SPR. TGPC contributed $.7 million and $.6 million, respectively, in net income for the three-month periods ended March 31, 2001, and March 31, 2000.

e.three
-------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three-month periods ended March 31, 2001, and March 31, 2000, include the operating results of e.three, a wholly owned subsidiary of SPR. e.three incurred a loss of $.2 million for the three months ended March 31, 2001, and contributed $.2 million in net income for the three-month period ended March 31, 2000.

Sierra Pacific Energy Company
-----------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three-month periods ended March 31, 2001, and March 31, 2000, include the operating results of Sierra Pacific Energy Company (SPE), a wholly owned subsidiary of SPR. SPE incurred net losses of $87,000 and $3.2 million, respectively, for the three-month periods ended March 31, 2001, and March 31, 2000. The losses are the result of costs incurred to exit the retail energy-sales business.

Sierra Pacific Communications
-----------------------------

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources for the three-month periods ended March 31, 2001, and March 31, 2000, include the operating results of Sierra Pacific Communications (SPC), a wholly owned subsidiary of SPR. SPC incurred net losses of $373,000 and $61,000, respectively, for the three-month periods ended March 31, 2001, and March 31, 2000.

                     PORTLAND GENERAL ELECTRIC ACQUISITION
                     -------------------------------------

    On April 26, 2001, SPR and Enron Corp. announced that they had mutually agreed to terminate their agreement for SPR's purchase of Enron's wholly owned subsidiary, Portland General Electric (PGE). In negotiating the mutual termination, SPR agreed to share certain expenses which Enron Corp and PGE had incurred for the proposed transaction. The Condensed Consolidated Statement of Income of SPR for the three months ended March 31, 2001, reflects a charge in connection with the planned purchase of PGE of $22 million, including approximately $7.5 million representing a termination payment for sharing expenses.

                             GENERATION DIVESTITURE
                             ----------------------

     The PUCN approved the revised Divestiture Plan stipulation in February 2000. In May 2000 an agreement was announced for the sale of NPC's 14% undivided interest in the Mohave Generating Station ("Mohave"). In the fourth quarter of 2000 the Utilities announced agreements to sell six additional bundles of generation assets described in the approved Divestiture Plan. The sales are subject to approval and review by various regulatory agencies. For additional information, see the Annual Report on Form 10-K for the year ended December 31, 2000.

          As described above, AB369, which was signed into Nevada law on April 18, 2001, prohibits until July 2003, the sale of generation assets and directs the PUCN to vacate any of its orders that had previously approved generation divestiture transactions. In January 2001, California enacted a law that prohibits until 2006 any further divestiture of generation properties by California utilities, including SPPC, and could affect the sale of NPC's interest in Mohave since the majority owner of that project is Southern California Edison. In addition SPPC's request for an exemption from the requirements of a separate California law requiring approval of the California Public Utilities Commission (CPUC) to divest its plants was denied, subject to future refiling.

          As a result of these legislative and regulatory developments, the Utilities are engaged in discussions with the buyers of the generation assets regarding the termination of the sales agreements and the related energy buyback contracts and interconnection agreements. As of March 31, 2001, NPC and SPPC had incurred costs of $9.2 million and $12.3 million, respectively, in order to prepare for the sale of generation assets. NPC and SPPC plan to request recovery of these costs.

                             SALE OF WATER BUSINESS
                             ----------------------

    As discussed in the Annual Report on Form 10-K for the year ended December 31, 2000, on January 15, 2001, SPPC's Board of Directors approved a definitive agreement to sell SPPC's water business to the Truckee Meadows Water Authority for $350 million. On April 5, 2001, the PUCN issued an order approving the cancellation of SPPC's certificate of public convenience and necessity to serve water. On April 27, 2001, the PUCN completed the Nevada regulatory approval process by approving a stipulation regarding the gain on the sale of the net assets of the water business. The stipulation provides that SPPC refund to customers $21.5 million of the gain. The refund will be credited on the bills of SPPC's electric customers over a fifteen-month period after the expected close of the sale later in the second quarter of 2001. Transfer of the hydroelectric facilities included in the sale will require action by the CPUC. The sale agreement contemplates a second closing for the hydroelectric facilities to accommodate the CPUC's review of the transaction.

                               REGULATORY MATTERS
                               ------------------

     Substantially all of the utility operations of both NPC and SPPC (collectively the "Utilities") are conducted in Nevada. As a result both companies are subject to utility regulation within Nevada and therefore deal with many of the same regulatory issues.

Nevada Matters
--------------

Optional Conservation Service (SPPC, NPC)

     On April 19, 2001, the PUCN approved new NPC and SPPC electric rates for Optional Conservation Service (Schedule OC). Schedule OC allows the Utilities to request customers with demand greater than 1 MW to voluntarily curtail their load when there is an economic or system need for capacity and energy. Customers who curtail load will receive a billing credit.

California Matters (SPPC)
-------------------------

Distribution Performance-based Rate-making (PBR)

     Hearings on SPPC's distribution PBR proposal were held on April 2, 2001. An outline of the settlement reached by SPPC, the CPUC Office of Ratepayer Advocates, and The Utility Reform Network resolving all issues was presented during the hearing. On May 11, 2001, a formal joint settlement will be submitted to the CPUC.

FERC Matters (SPPC, NPC)
------------------------

Regional Transmission Organization and Independent Transmission Company

     As reported in the 2000 Annual Report on Form 10-K, NPC and SPPC are members of a proposed regional transmission organization (RTO West) and a proposed independent transmission company (TransConnect). On April 25, 2001, FERC gave preliminary approval for both RTO West and TransConnect. Both organizations remain subject to approvals from state regulators and the board of
directors of each member company.   See the Utilities' 2000 annual report on
Form 10-K for additional information about RTO West and TransConnect.

Wholesale Sales Tariffs

    On March 13, 2001, SPPC and NPC each filed an application for an order approving market-based rates. The market-based authority would apply to sales of electric energy and capacity outside of the Utilities' control areas.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     See the Utilities' 2000 Annual Report on Form 10-K for quantitative and qualitative disclosures about market risk. There have been no material changes to the information previously disclosed in that report, except as described in the following discussion.

     The Utilities described in their 2000 Annual Report on Form 10-K that they were primarily exposed to commodity price risk for changes in the market price of electricity as well as changes in fuel costs incurred to generate electricity. However, on April 18, 2001, the Governor of Nevada signed into law AB369, which provides, among other requirements, a reinstatement of deferred energy accounting for electric utilities. AB369 requires both Utilities to utilize deferred energy accounting for their respective electric operations beginning on March 1, 2001. The intent of deferred energy accounting is to ease the effect of fluctuations in the cost of purchased power and fuel. To the extent actual fuel and purchased power costs exceed amounts collected through rates, deferred energy accounting provides a mechanism to collect the excess amounts through adjustments to rates in future time periods. The Utilities are also permitted to record a carrying charge on uncollected deferred balances. Deferred energy accounting substantially relieves the Utilities from the commodity price risk associated with purchased power and fuel costs. See "Nevada Energy Legislation" in Item 2, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, above, for more information regarding deferred energy accounting and AB369.

     Also See Item 2, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, above, for a discussion of rate increases permitted under the Global Settlement and the CEP, and the estimated future revenues that will be provided by those increases.

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

     Although SPR, NPC, and SPPC are involved in ongoing litigation on a variety of matters, in management's opinion none individually or collectively are material to SPR's, NPC's, or SPPC's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits filed with this Form 10-Q:

None

(b) Reports on Form 8-K:

Form 8-K filed on January 22, 2001 by SPR, NPC, and SPPC- Item 5, Other Events

     Disclosed that on January 18, 2001, the legislature of the State of California passed a law that would "prohibit a facility for the generation of electricity owned by a public utility from being disposed of prior to January 1, 2006".

Form 8-K filed on February 1, 2001, by SPR, NPC, and SPPC - Item 5, Other Events

     Disclosed, and included as an exhibit, SPR's press release dated January 29, 2001, announcing the filing of an emergency Comprehensive Energy Plan.

Form 8-K filed on February 21, 2001 by SPPC - Item 5, Other Events

     Disclosed that Sierra Pacific Power Company had successfully completed its consent solicitation of the holders of its Class A, Series 1 Preferred Stock.

Form 8-K filed on February 26, 2001, by SPR, NPC, and SPPC - Item 5, Other
Events

     Disclosed that on February 23, 2001, the Public Utilities Commission of Nevada voted to approve the implementation of the Comprehensive Energy Plan Rate Rider effective March 1, 2000, as filed on January 29, 2001.

Form 8-K/A filed on February 27, 2001, by SPR, NPC, and SPPC - Item 5, Other Events

     Amended the Current Reports on Form 8-K filed on February 26, 2001. The original filing incorrectly stated that the Comprehensive Energy Plan (CEP) Rate Rider was approved by the Public Utilities Commission of Nevada effective March 1, 2000. The CEP Rate Rider was effective March 1, 2001.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                      Sierra Pacific Resources
                                      ------------------------
                                                   (Registrant)

Date: May 14, 2001                    By: /s/ Mark A. Ruelle
      ------------                    ------------------------------
                                             Mark A. Ruelle
                                          Senior Vice President
                                               Treasurer
                                          Chief Financial Officer
                                       (Principal Financial Officer)

Date: May 14, 2001                    By: /s/  Mary O. Simmons
      -------------                   ------------------------------
                                             Mary O. Simmons
                                               Controller
                                      (Principal Accounting Officer)


                                      Nevada Power Company
                                      ------------------------------
                                                        (Registrant)

Date: May 14, 2001                    By: /s/ Mark A. Ruelle
      ------------                    ------------------------------
                                             Mark A. Ruelle
                                          Senior Vice President
                                               Treasurer
                                         Chief Financial Officer
                                      (Principal Financial Officer)

Date: May 14, 2001                   By: /s/  Mary O. Simmons
      -------------                  -------------------------------
                                            Mary O. Simmons
                                              Controller
                                     (Principal Accounting Officer)


                                      Sierra Pacific Power Company
                                      ------------------------------
                                                         (Registrant)

Date: May 14, 2001                     By: /s/ Mark A. Ruelle
      ------------                     -----------------------------
                                               Mark A. Ruelle
                                           Senior Vice President
                                                 Treasurer
                                          Chief Financial Officer
                                       (Principal Financial Officer)

Date: May 14, 2001                    By: /s/  Mary O. Simmons
      -------------                   ------------------------------
                                            Mary O. Simmons
                                              Controller
                                     (Principal Accounting Officer)