Form 10-Q
period 2001-06-30
SIERRA PACIFIC RESOURCES; SIERRA PACIFIC POWER CO; NEVADA POWER CO
filed 2001-08-09
CIK 741508, 90144, 71180

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes [X]    No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                              Outstanding at August 6, 2001
Common Stock, $1.00 par value                     78,515,325 Shares
 of Sierra Pacific Resources

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

================================================================================

                           SIERRA PACIFIC RESOURCES
                             NEVADA POWER COMPANY
                         SIERRA PACIFIC POWER COMPANY
                        QUARTERLY REPORTS ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                                   CONTENTS

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.     Financial Statements
          Sierra Pacific Resources -
                  Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000.....................   3

                  Condensed Consolidated Statements of Income - Three Months and Six Months
                           Ended June 30, 2001 and 2000...........................................................   4

                  Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000.......   5

          Nevada Power Company -
                  Condensed Balance Sheets - June 30, 2001 and December 31, 2000..................................   6

                  Condensed Statements of Income - Three Months and Six Months Ended June 30, 2001 and 2000.......   7

                  Condensed Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000....................   8

          Sierra Pacific Power Company -
                  Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000.....................   9

                  Condensed Consolidated Statements of Income - Three Months and Six Months
                           Ended June 30, 2001 and 2000...........................................................  10

                  Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000.......  11

          Notes to Condensed Consolidated Financial Statements....................................................  12

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..................  22
                            Sierra Pacific Resources Results of Operations........................................  23
                            Nevada Power Company Results of Operations............................................  27
                            Sierra Pacific Power Company Results of Operations....................................  31

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk............................................  38

                                              PART II - OTHER INFORMATION
                                              ---------------------------

ITEM 1.     Legal Proceedings.....................................................................................  39

ITEM 4.     Submission of Matters to a Vote of Security Holders...................................................  39

ITEM 5.     Other Information.....................................................................................  39

ITEM 6.     Exhibits and Reports on Form 8-K......................................................................  39

Signature Page....................................................................................................  41

                            SIERRA PACIFIC RESOURCES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                            June 30,     December 31,
                                                                              2001           2000
                                                                          -----------    -----------
ASSETS                                                                    (Unaudited)
Utility Plant at Original Cost:
  Plant in service                                                        $ 5,516,387    $ 5,269,724
    Less:  accumulated provision for depreciation                           1,724,246      1,636,657
                                                                          -----------    -----------
                                                                            3,792,141      3,633,067
  Construction work-in-progress                                               235,968        348,067
                                                                          -----------    -----------
                                                                            4,028,109      3,981,134
                                                                          -----------    -----------

Investments in subsidiaries and other property, net                           128,689        135,062
                                                                          -----------    -----------

Current Assets:
  Cash and cash equivalents                                                   183,703         51,503
  Accounts receivable less provision for uncollectible accounts:
      2001-$33,336; 2000-$13,194                                              660,868        336,361
  Materials, supplies and fuel, at average cost                                91,710         75,132
  Other                                                                       107,907         59,128
                                                                          -----------    -----------
                                                                            1,044,188        522,124
                                                                          -----------    -----------
Deferred Charges:
  Goodwill, net of amortization                                               316,276        320,256
  Deferred energy costs                                                       391,948         16,370
  Regulatory tax asset                                                        175,587        175,509
  Other regulatory assets                                                     111,043        105,588
  Risk management assets  (Note 9)                                          1,044,132             --
  Risk management regulatory assets - net (Note 9)                            657,184             --
  Other                                                                       126,784        116,965
                                                                          -----------    -----------
                                                                            2,822,954        734,688
                                                                          -----------    -----------

  Net assets of discontinued operations (Note 7)                                   --        261,479
                                                                          -----------    -----------

                                                                          $ 8,023,940    $ 5,634,487
                                                                          ===========    ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity                                             $ 1,330,698    $ 1,359,712
  Accumulated other comprehensive loss                                         (3,463)            --
  Preferred stock                                                              50,000         50,000
  SPPC/ NPC obligated mandatorily redeemable preferred trust securities       237,372        237,372
  Long-term debt                                                            2,799,802      2,133,679
                                                                          -----------    -----------
                                                                            4,414,409      3,780,763
                                                                          -----------    -----------
Current Liabilities:
  Short-term borrowings                                                       100,000        213,074
  Current maturities of long-term debt                                        123,244        472,527
  Accounts payable                                                            722,456        312,039
  Accrued interest                                                             36,111         30,184
  Dividends declared                                                               77         20,890
  Accrued salaries and benefits                                                23,935         28,957
  Other current liabilities                                                    11,965         17,795
                                                                          -----------    -----------
                                                                            1,017,788      1,095,466
                                                                          -----------    -----------
Commitments & Contingencies (Note 10)

Deferred Credits:
  Deferred federal income taxes                                               390,776        406,310
  Deferred investment tax credit                                               53,759         55,252
  Deferred taxes on deferred energy costs                                     137,182             --
  Regulatory tax liability                                                     50,685         50,994
  Customer advances for construction                                          106,425        109,962
  Accrued retirement benefits                                                  85,549         80,027
  Risk management liabilities  (Note 9)                                     1,704,779             --
  Other                                                                        62,588         55,713
                                                                          -----------    -----------
                                                                            2,591,743        758,258
                                                                          -----------    -----------

                                                                          $ 8,023,940    $ 5,634,487
                                                                          ===========    ===========

     The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)

                                                                   Three months ended             Six months ended
                                                                         June 30,                      June 30,
                                                               --------------------------    --------------------------
                                                                   2001           2000           2001           2000
                                                               -----------    -----------    -----------    -----------
                                                                      (unaudited)                   (unaudited)
OPERATING REVENUES:
  Electric                                                     $ 1,128,663    $   456,210    $ 1,799,794    $   809,862
  Gas                                                               21,729         15,755         85,894         50,591
  Other                                                              5,070          2,347          7,700          6,508
                                                               -----------    -----------    -----------    -----------
                                                                 1,155,462        474,312      1,893,388        866,961
                                                               -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Operation:
    Purchased power                                              1,088,147        226,482      1,440,955        329,779
    Fuel for power generation                                      187,298         99,104        405,204        166,027
    Gas purchased for resale                                        25,171         11,470         95,714         34,321
    Deferral of energy costs-net                                  (370,204)         6,390       (370,019)        13,554
    Other                                                           62,204         65,036        166,504        126,889
  Maintenance                                                       20,154         14,016         38,458         27,906
  Depreciation and amortization                                     40,562         38,924         79,594         77,675
  Taxes:                                                                                              --             --
    Income taxes                                                    13,223        (12,547)       (32,054)        (1,672)
    Other than income                                               10,613         10,293         21,224         20,145
                                                               -----------    -----------    -----------    -----------
                                                                 1,077,168        459,168      1,845,580        794,624
                                                               -----------    -----------    -----------    -----------
OPERATING INCOME                                                    78,294         15,144         47,808         72,337
                                                               -----------    -----------    -----------    -----------

OTHER (EXPENSE) INCOME:
  Allowance for other funds used during construction                  (151)         1,135           (687)         1,975
  Other income - net                                                 5,043          3,148          6,312          3,409
                                                               -----------    -----------    -----------    -----------
                                                                     4,892          4,283          5,625          5,384
                                                               -----------    -----------    -----------    -----------
TOTAL INCOME BEFORE INTEREST CHARGES                                83,186         19,427         53,433         77,721
                                                               -----------    -----------    -----------    -----------

INTEREST CHARGES:
  Long-term debt                                                    43,310         29,508         83,532         53,109
  Other                                                              7,411         10,829         15,293         24,900
  Allowance for borrowed funds used during construction and
    capitalized interest                                              (688)        (2,493)          (289)        (4,726)
                                                               -----------    -----------    -----------    -----------
                                                                    50,033         37,844         98,536         73,283
                                                               -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE SPPC/NPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                             33,153        (18,417)       (45,103)         4,438
  Preferred dividend requirements of SPPC/NPC obligated
    mandatorily redeemable preferred trust securities                4,729          4,729          9,458          9,458
                                                               -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                      28,424        (23,146)       (54,561)        (5,020)
  Preferred stock dividend requirements of subsidiary                  875            875          1,750          1,750
                                                               -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                            27,549        (24,021)       (56,311)        (6,770)
                                                               -----------    -----------    -----------    -----------

DISCONTINUED OPERATIONS:
  Income from operations of water business to be disposed of
    (net of income taxes of $410 and $888 in 2001 and
    $732 and ($128) in 2000, respectively)                             641          3,830          1,022          4,757

  Gain on disposal of water business
    (net of income taxes of $18,237)                                25,845             --         25,845             --
                                                               -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                              $    54,035    $   (20,191)   $   (29,444)   $    (2,013)
                                                               ===========    ===========    ===========    ===========

Income (Loss) per share - Basic and Diluted
    Income (Loss) from continuing operations                   $      0.35    $     (0.31)   $     (0.72)   $     (0.09)
    Income from discontinued operations                               0.01           0.05           0.01           0.06
    Gain on disposal of water business                                0.33             --           0.33             --
                                                               -----------    -----------    -----------    -----------
    Net  income (loss)                                         $      0.69    $     (0.26)   $     (0.38)   $     (0.03)
                                                               ===========    ===========    ===========    ===========

Weighted Average Shares of Common Stock Outstanding (000's)         78,491         78,420         78,483         78,418
                                                               ===========    ===========    ===========    ===========

Dividends Paid Per Share of Common Stock                       $        --    $     0.250    $     0.250    $     0.500
                                                               ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                   ----------------------
                                                                      2001         2000
                                                                   ---------    ---------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 (Loss) from continuing operations before preferred dividends      $ (54,561)   $  (5,020)
  Income from discontinued operations before preferred dividends       1,222        4,957
  Gain from on disposal of water business                             25,845           --
  Non-cash items included in income:
     Depreciation and amortization                                    83,055       81,358
     Deferred taxes and deferred investment tax credit               111,696       (3,205)
     AFUDC and capitalized interest                                      389       (6,866)
     Amortization of deferred energy costs                                --       11,911
     Early retirement and severance amortization                       3,121        2,098
     Gain on disposal of water business                              (44,081)          --
     Other non-cash                                                   (3,463)      10,260
  Changes in certain assets and liabilities:
     Accounts receivable                                            (320,191)     (98,839)
     Materials, supplies and fuel                                    (16,224)      (7,165)
     Deferred energy costs                                          (375,578)          --
     Other current assets                                            (48,903)      (2,812)
     Accounts payable                                                410,396      117,282
     Other current liabilities                                        (5,382)       2,599
     Other - net                                                      15,938        1,269
                                                                   ---------    ---------
Net Cash Flows (Used in) Provided by Operating Activities           (216,721)     107,827
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to utility plant                                    (158,652)    (145,644)
      AFUDC and other charges to utility plant                          (389)       2,023
      Customer refunds for construction                               (3,537)       1,342
      Contributions in aid of construction                            16,122        5,264
                                                                   ---------    ---------
        Net cash used for utility plant                             (146,456)    (137,015)
      Proceeds from sale of assets of water business                 318,882           --
      Investments in subsidiaries and other property - net            (5,944)     (16,699)
                                                                   ---------    ---------
Net Cash Provided by (Used in) Investing Activities                  166,482     (153,714)
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in short-term borrowings                             (113,054)    (647,516)
      Proceeds from issuance of long-term debt                       670,000      950,000
      Retirement of long-term debt                                  (353,160)     (97,923)
      Sale of common stock                                               433            5
      Dividends paid                                                 (21,780)     (41,147)
                                                                   ---------    ---------
Net Cash Provided by Financing Activities                            182,439      163,419
                                                                   ---------    ---------

Net Increase in Cash and Cash Equivalents                            132,200      117,532
Beginning balance in Cash and Cash Equivalents                        51,503        4,789
                                                                   ---------    ---------
Ending balance in Cash and Cash Equivalents                        $ 183,703    $ 122,321
                                                                   =========    =========

Supplemental Disclosures of Cash Flow Information:
      Cash Paid (Received) During Period For:
       Interest                                                    $  98,650    $  71,516
       Income Taxes                                                $ (33,842)   $  12,730

    The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                           June 30,    December 31,
                                                                             2001         2000
                                                                          ----------   ----------
ASSETS                                                                    (unaudited)
Utility Plant at Original Cost:
  Plant in service                                                        $3,261,969   $3,089,705
    Less:  accumulated provision for depreciation                            901,779      855,599
                                                                          ----------   ----------
                                                                           2,360,190    2,234,106
  Construction work-in-progress                                              142,172      228,856
                                                                          ----------   ----------
                                                                           2,502,362    2,462,962
                                                                          ----------   ----------

Investments in Sierra Pacific Resources (Note 2)                             439,784      471,975
Investments in subsidiaries and other property, net                           12,793       13,418
                                                                          ----------   ----------
                                                                             452,577      485,393
                                                                          ----------   ----------
Current Assets:
  Cash and cash equivalents                                                   80,210       43,858
  Accounts receivable less provision for uncollectible accounts:
      2001-$28,738; 2000-$11,605                                             410,223      137,097
  Materials, supplies and fuel, at average cost                               48,878       45,573
  Other                                                                      104,510       28,933
                                                                          ----------   ----------
                                                                             643,821      255,461
                                                                          ----------   ----------
Deferred Charges:
  Deferred energy costs                                                      272,777           --
  Regulatory tax asset                                                       113,647      113,647
  Other regulatory assets                                                     33,938       32,583
  Risk management assets  (Note 9)                                           746,492           --
  Risk management regulatory assets - net (Note 9)                           309,491
  Other                                                                       27,798       25,912
                                                                          ----------   ----------
                                                                           1,504,143      172,142
                                                                          ----------   ----------

                                                                          $5,102,903   $3,375,958
                                                                          ==========   ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity including $439,784 and $471,975 of equity
     in Sierra Pacific Resources in 2001and 2000, respectively (Note 2)   $1,327,149   $1,359,712
  Accumulated other comprehensive income                                       1,061           --
  NPC obligated mandatorily redeemable preferred trust securities            188,872      188,872
  Long-term debt                                                           1,275,368      927,784
                                                                          ----------   ----------
                                                                           2,792,450    2,476,368
                                                                          ----------   ----------
Current Liabilities:
  Short-term borrowings                                                      100,000      100,000
  Current maturities of long-term debt                                       103,628      252,910
  Accounts payable                                                           540,472      126,015
  Accrued interest                                                            18,762       16,913
  Dividends declared                                                              77           86
  Accrued salaries and benefits                                                9,761       12,297
  Other current liabilities                                                   16,914       16,450
                                                                          ----------   ----------
                                                                             789,614      524,671
                                                                          ----------   ----------
Commitments & Contingencies (Note 10)

Deferred Credits:
  Deferred federal income taxes                                              211,769      216,753
  Deferred investment tax credit                                              24,433       25,163
  Deferred taxes on deferred energy costs                                     95,472           --
  Regulatory tax liability                                                    19,908       19,908
  Customer advances for construction                                          61,849       65,588
  Accrued retirement benefits                                                 30,633       27,985
  Risk management liabilities (Note 9)                                     1,054,922           --
  Other                                                                       21,853       19,522
                                                                          ----------   ----------
                                                                           1,520,839      374,919
                                                                          ----------   ----------

                                                                          $5,102,903   $3,375,958
                                                                          ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY
                         CONDENSED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)

                                                                         Three months ended             Six months ended
                                                                              June 30,                      June 30,
                                                                     --------------------------    --------------------------
                                                                         2001           2000           2001           2000
                                                                     -----------    -----------    -----------    -----------
                                                                            (unaudited)                   (unaudited)
OPERATING REVENUES:
  Electric                                                           $   808,441    $   279,390    $ 1,167,453    $   475,420

OPERATING EXPENSES:
  Operation:
    Purchased power                                                      839,538        154,533      1,041,360        208,350
    Fuel for power generation                                            102,258         55,022        217,610         92,669
    Deferral of energy costs-net                                        (281,145)         7,486       (269,837)        14,274
    Other                                                                 33,750         35,134         84,522         64,285
  Maintenance                                                             13,478          9,263         26,458         19,084
  Depreciation and amortization                                           22,427         21,314         44,303         42,730
  Taxes:
    Income taxes                                                          16,246        (10,446)       (14,218)        (6,819)
    Other than income                                                      5,847          5,912         11,897         11,318
                                                                     -----------    -----------    -----------    -----------
                                                                         752,399        278,218      1,142,095        445,891
                                                                     -----------    -----------    -----------    -----------
OPERATING INCOME                                                          56,042          1,172         25,358         29,529
                                                                     -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Equity in earnings (losses) of Sierra Pacific Resources (Note 2)        20,985         (2,385)        (7,152)         7,822
  Allowance for other funds used during construction                        (122)         1,062           (473)         1,842
  Other income - net                                                       2,747            331          3,168            707
                                                                     -----------    -----------    -----------    -----------
                                                                          23,610           (992)        (4,457)        10,371
                                                                     -----------    -----------    -----------    -----------
TOTAL INCOME BEFORE INTEREST CHARGES                                      79,652            180         20,901         39,900
                                                                     -----------    -----------    -----------    -----------

INTEREST CHARGES:
  Long-term debt                                                          18,339         14,253         34,959         30,152
  Other                                                                    3,750          4,267          7,713          7,932
  Allowance for borrowed funds used during construction and
    capitalized interest                                                    (265)        (1,942)            87         (3,757)
                                                                     -----------    -----------    -----------    -----------
                                                                          21,824         16,578         42,759         34,327
                                                                     -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE NPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                   57,828        (16,398)       (21,858)         5,573
  Preferred dividend requirements of NPC obligated
    mandatorily redeemable preferred trust securities                      3,793          3,793          7,586          7,586
                                                                     -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                                    $    54,035    $   (20,191)   $   (29,444)   $    (2,013)
                                                                     ===========    ===========    ===========    ===========

Net Income (Loss) Per Share- Basic                                   $      0.69    $     (0.26)   $     (0.38)   $     (0.03)
                                                                     ===========    ===========    ===========    ===========
                                 - Diluted                           $      0.69    $     (0.26)   $     (0.68)   $     (0.03)
                                                                     ===========    ===========    ===========    ===========

Weighted Average Shares of Common
     Stock Outstanding (000's)                                            78,491         78,420         78,483         78,418
                                                                     ===========    ===========    ===========    ===========

Dividends Paid Per Share of Common Stock                             $        --    $     0.250    $     0.250    $     0.500
                                                                     ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                   ----------------------
                                                                      2001         2000
                                                                   ---------    ---------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  (Loss) before preferred dividends                                $ (29,444)   $  (2,013)
  Non-cash items included in income:
     Depreciation and amortization                                    44,303       42,730
     Deferred taxes and deferred investment tax credit                89,758       (3,810)
     AFUDC and capitalized interest                                      560       (5,599)
     Amortization of deferred energy costs                                --       12,631
     Other non-cash                                                   (1,670)       6,497
     Equity in losses (earnings) of SPR (Note 2)                       7,152       (7,822)
  Changes in certain assets and liabilities, net of acquisition:
     Accounts receivable                                            (273,126)     (69,170)
     Materials, supplies and fuel                                     (3,306)      (1,337)
     Deferred energy costs                                          (272,777)          --
     Other current assets                                            (75,578)      (1,576)
     Accounts payable                                                414,458       80,612
     Other current liabilities                                          (223)      (1,593)
     Other - net                                                       4,971        4,211
                                                                   ---------    ---------
Net Cash Flows (Used in) Provided by Operating Activities            (94,922)      53,761
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to utility plant                                     (88,552)     (84,315)
      AFUDC and other charges to utility plant                          (560)         697
      Customer refunds for construction                               (3,739)        (735)
      Contributions in aid of construction                             3,903           --
                                                                   ---------    ---------
        Net cash used for utility plant                              (88,948)     (84,353)
      Investments in subsidiaries and other property - net                --         (388)
                                                                   ---------    ---------
Net Cash Used in Investing Activities                                (88,948)     (84,741)
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in short-term borrowings                                   --      (84,516)
      Proceeds from issuance of long-term debt                       350,000      150,000
      Retirement of long-term debt                                  (151,699)     (85,003)
      Additional investment by parent company                         21,921      128,000
      Dividends paid                                                      --      (48,000)
                                                                   ---------    ---------
Net Cash Provided by Financing Activities                            220,222       60,481
                                                                   ---------    ---------

Net Increase (Decrease)  in Cash and Cash Equivalents                 36,352       29,501
Beginning balance in Cash and Cash Equivalents                        43,858          243
                                                                   ---------    ---------

Ending balance in Cash and Cash Equivalents                        $  80,210    $  29,744
                                                                   =========    =========

Supplemental Disclosures of Cash Flow Information:
      Cash Paid (Received) During Period For:
       Interest                                                    $  40,910    $  33,550
       Income Taxes                                                $ (10,015)   $   6,500

    The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                      June 30,    December 31,
                                                                        2001         2000
                                                                     ----------   ----------
                                                                     (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                   $2,254,418   $2,180,019
    Less:  accumulated provision for depreciation                       822,467      781,058
                                                                     ----------   ----------
                                                                      1,431,951    1,398,961
  Construction work-in-progress                                          93,795      119,210
                                                                     ----------   ----------
                                                                      1,525,746    1,518,171
                                                                     ----------   ----------

Investments in subsidiaries and other property, net                      58,485       60,047
                                                                     ----------   ----------

Current Assets:
  Cash and cash equivalents                                             102,521        5,348
  Accounts receivable less provision for uncollectible accounts:
    2001 - $4,598; 2000 - $1,589                                        198,237      133,369
  Materials, supplies and fuel, at average cost                          42,553       29,209
  Other                                                                   3,001       29,852
                                                                     ----------   ----------
                                                                        346,312      197,778
                                                                     ----------   ----------
Deferred Charges:
  Deferred energy costs                                                 119,172       16,370
  Regulatory tax asset                                                   61,940       61,862
  Other regulatory assets                                                60,763       61,236
  Risk management assets  (Note 9)                                      297,640           --
  Risk management regulatory assets - net (Note 9)                      347,693           --
  Other                                                                  16,415       12,036
                                                                     ----------   ----------
                                                                        903,623      151,504
                                                                     ----------   ----------

  Net assets of discontinued operations (Note 7)                             --      261,479
                                                                     ----------   ----------

                                                                     $2,834,166   $2,188,979
                                                                     ==========   ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                           571,709      604,795
  Accumulated other comprehensive income                                    505           --
  Preferred stock                                                        50,000       50,000
  SPPC obligated mandatorily redeemable preferred trust securities       48,500       48,500
  Long-term debt                                                        924,366      605,816
                                                                     ----------   ----------
                                                                      1,595,080    1,309,111
                                                                     ----------   ----------
Current Liabilities:
  Short-term borrowings                                                      --      108,962
  Current maturities of long-term debt                                   19,616      219,616
  Accounts payable                                                      145,930      146,724
  Accrued interest                                                       10,325        6,992
  Dividends declared                                                     10,000       23,975
  Accrued salaries and benefits                                          12,040       15,475
  Other current liabilities                                               9,060        2,932
                                                                     ----------   ----------
                                                                        206,971      524,676
                                                                     ----------   ----------
Commitments & Contingencies (Note 10)

Deferred Credits:
  Deferred federal income taxes                                         168,551      179,106
  Deferred investment tax credit                                         29,326       30,088
  Deferred taxes on deferred energy costs                                41,710           --
  Regulatory tax liability                                               30,777       31,087
  Accrued retirement benefits                                            43,458       44,374
  Customer advances for construction                                     44,576       41,776
  Risk management liabilities  (Note 9)                                 644,828           --
  Other                                                                  28,889       28,761
                                                                     ----------   ----------
                                                                      1,032,115      355,192
                                                                     ----------   ----------

                                                                     $2,834,166   $2,188,979
                                                                     ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                Three months ended         Six months ended
                                                                     June 30,                  June 30,
                                                              ----------------------    ----------------------
                                                                 2001         2000         2001         2000
                                                              ---------    ---------    ---------    ---------
                                                                    (unaudited)               (unaudited)
OPERATING REVENUES:
  Electric                                                    $ 320,222    $ 176,820    $ 632,341    $ 334,442
  Gas                                                            21,729       15,755       85,894       50,591
                                                              ---------    ---------    ---------    ---------
                                                                341,951      192,575      718,235      385,033
                                                              ---------    ---------    ---------    ---------
OPERATING EXPENSES:
  Operation:
    Purchased power                                             248,608       71,949      399,595      121,429
    Fuel for power generation                                    85,041       44,082      187,594       73,358
    Gas purchased for resale                                     25,171       11,470       95,714       34,321
    Deferral of energy costs-net                                (89,058)      (1,096)    (100,182)        (720)
    Other                                                        23,174       26,564       50,868       49,720
  Maintenance                                                     6,676        4,753       12,000        8,822
  Depreciation and amortization                                  17,859       17,434       34,708       34,583
  Taxes:
    Income taxes                                                  1,464          884         (656)      12,778
    Other than income                                             4,574        4,269        8,968        8,640
                                                              ---------    ---------    ---------    ---------
                                                                323,509      180,309      688,609      342,931
                                                              ---------    ---------    ---------    ---------
OPERATING INCOME                                                 18,442       12,266       29,626       42,102
                                                              ---------    ---------    ---------    ---------

OTHER (EXPENSE) INCOME:
  Allowance for other funds used during construction                (30)          74         (214)         134
  Other income (expense) - net                                    1,499         (966)       1,013       (1,239)
                                                              ---------    ---------    ---------    ---------
                                                                  1,469         (892)         799       (1,105)
                                                              ---------    ---------    ---------    ---------
TOTAL INCOME BEFORE INTEREST CHARGES                             19,911       11,374       30,425       40,997
                                                              ---------    ---------    ---------    ---------

INTEREST CHARGES:
  Long-term debt                                                 12,529        8,379       23,099       15,908
  Other                                                           3,022        4,079        5,982        7,171
  Allowance for borrowed funds used during construction and
    capitalized interest                                           (423)        (551)        (377)        (969)
                                                              ---------    ---------    ---------    ---------
                                                                 15,128       11,907       28,704       22,110
                                                              ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE SPPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                           4,783         (533)       1,721       18,887
  Preferred dividend requirements of SPPC obligated
    mandatorily redeemable preferred trust securities               936          936        1,872        1,872
                                                              ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                    3,847       (1,469)        (151)      17,015
  Preferred dividend requirements                                   875          875        1,750        1,750
                                                              ---------    ---------    ---------    ---------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                      2,972       (2,344)      (1,901)      15,265
                                                              ---------    ---------    ---------    ---------

DISCONTINUED OPERATIONS:
  Income from operations of water business disposed of
    (net of income taxes of $410 and $888 in 2001 and
    $732 and ($128) in 2000, respectively)                          641        3,830        1,022        4,757

  Gain on disposal of water business
    (net of income taxes of $18,237)                             25,845           --       25,845           --
                                                              ---------    ---------    ---------    ---------

NET INCOME                                                    $  29,458    $   1,486    $  24,966    $  20,022
                                                              =========    =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                         ----------------------
                                                                            2001         2000
                                                                         ---------    ---------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   (Loss) Income from continuing operations before preferred dividends   $    (151)   $  17,015
    Income from discontinued operations before preferred dividends           1,222        4,957
    Gain on disposal of water business                                      25,845           --
    Non-cash items included in income:
        Depreciation and amortization                                       38,168       38,266
        Deferred taxes and investment tax credits                           21,932        1,093
        AFUDC and capitalized  interest                                       (171)      (1,268)
        Early retirement and severance amortization                          3,121        2,098
        Gain on disposal of water business                                 (44,081)          --
        Other non-cash                                                      (8,635)       3,763
    Changes in certain assets and liabilities:
        Accounts receivable                                                (60,552)      11,231
        Materials, supplies and fuel                                       (12,991)      (5,698)
        Deferred energy costs                                             (102,802)        (720)
        Other current assets                                                26,728         (116)
        Accounts payable                                                      (814)      (1,721)
        Other current liabilities                                            5,569        9,277
        Other-net                                                            5,358         (592)
                                                                         ---------    ---------
    Net Cash Flows (Used in) Provided by Operating Activities             (102,254)      77,585
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant                                             (70,101)     (61,330)
    AFUDC and other charges to utility plant                                   171        1,326
    Customer (refunds) advances for construction                               203        2,077
    Contributions in aid of construction                                    12,219        5,264
                                                                         ---------    ---------
        Net cash used for utility plant                                    (57,508)     (52,663)
    Proceeds from sale of assets of water business                         318,882           --
    Investment in subsidiaries and other non-utility property - net          1,447          919
                                                                         ---------    ---------
Net Cash Provided by (Used in) Investing Activities                        262,821      (51,744)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in short-term borrowings                                     (108,942)    (111,813)
    Proceeds from issuance of long-term debt                               320,000      200,000
    Retirement of long-term debt                                          (201,450)      (2,808)
    Additional investment by parent company                                  4,948       14,000
    Dividends paid                                                         (77,950)     (39,941)
                                                                         ---------    ---------
Net Cash (Used in) Provided by Financing Activities                        (63,394)      59,438
                                                                         ---------    ---------

Net Increase in Cash and Cash Equivalents                                   97,173       85,279
Beginning Balance in Cash and Cash Equivalents                               5,348        3,011
                                                                         ---------    ---------
Ending Balance in Cash and Cash Equivalents                              $ 102,521    $  88,290
                                                                         =========    =========

Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During Period For:
    Interest                                                             $  31,412    $  26,252
    Income Taxes                                                         $ (18,071)   $   9,644

    The accompanying notes are an integral part of the financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE 1.  MANAGEMENT'S STATEMENT  (SPR, NPC, SPPC)
-------------------------------------------------

         In the opinion of the management of Sierra Pacific Resources (SPR), Nevada Power Company (NPC), and Sierra Pacific Power Company (SPPC), the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and, therefore, they should be read in conjunction with the audited financial statements included in SPR's, NPC's, and SPPC's Combined Annual Report on Form 10-K for the year ended December 31, 2000.

         The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                              Recent Pronouncements
                              ---------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of three new pronouncements, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Management does not expect SFAS No. 141, when adopted, to have a material effect on the financial position or results of operations of SPR, NPC, and SPPC. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, changes the accounting for goodwill from an amortization method to one requiring at least an annual review for impairment. Due to the regulatory treatment anticipated for most of SPR's goodwill, Management does not expect SFAS No. 142, when adopted, to have a material effect on the financial position or results of operations of SPR, NPC, and SPPC. SFAS No. 143, effective for fiscal years beginning after June 15, 2002, requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management has not yet determined the impact, if any, of the adoption of SFAS No. 143 on the financial position or results of operations of SPR, NPC, and SPPC.


NOTE 2.  FINANCIAL STATEMENTS OF NEVADA POWER COMPANY  (NPC)
------------------------------------------------------------

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

Non-NPC Financial Items on the NPC Financial Statements

NPC Balance Sheet:                                       June 30, 2001          December 31, 2000
------------------                                       -------------          -----------------
            Investment in Sierra Pacific Resources         $439,784                 $471,975
            Equity in Sierra Pacific Resources             $439,784                 $471,975

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


NPC Income Statement:                                                 Three Months Ended       Three Months Ended
---------------------                                                 ------------------       ------------------
                                                                         June 30, 2001            June 30, 2000
                                                                         -------------            -------------
           Equity in Earnings (Losses) of Sierra Pacific Resources          $20,985                  $(2,385)

                                                                       Six Months Ended         Six Months Ended
                                                                       ----------------         ----------------
                                                                         June 30, 2001            June 30, 2000
                                                                         -------------            -------------
           Equity in (Losses) Earnings of Sierra Pacific Resources          $(7,152)                 $7,822


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

NPC Statement of Cash Flow:                                            Six Months Ended         Six Months Ended
---------------------------                                            ----------------         ----------------
                                                                         June 30, 2001            June 30, 2000
                                                                         -------------            -------------
           Equity in (Losses) Earnings of Sierra Pacific Resources         $(7,152)                  $7,822

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

NOTE 3.  SHORT-TERM BORROWINGS  (SPR, NPC, SPPC)
------------------------------------------------

         As of January 16, 2001, SPR had eliminated its December 31, 2000, commercial paper balance of $4 million. On March 9, 2001, SPR discontinued its commercial paper program as a result of the establishment of a credit facility, which had an outstanding balance of $50 million at March 31, 2001. That credit facility, which had an expiration date of June 30, 2001, was paid off and terminated on June 12, 2001.

         NPC, which had no commercial paper outstanding at December 31, 2000, issued approximately $96.2 million of commercial paper during February and March 2001. By May 25, 2001, NPC had eliminated its commercial paper balances and had no commercial paper outstanding as of June 30, 2001.

         SPPC's commercial paper balance increased from $108.9 million at December 31, 2000, to approximately $149.1 million at March 31, 2001. By June 12, 2001, SPPC had eliminated its commercial paper balances and had no commercial paper outstanding as of June 30, 2001. At March 31, 2001, SPPC had a balance of $50.5 million owed to NPC, which was repaid in full on June 12, 2001.

         During the quarter ended June 30, 2001, NPC and SPPC each had short-term credit facilities in the amount of $150 million. As of June 30, 2001, the Utilities had not drawn on these facilities. On August 1, 2001, NPC and SPPC each increased the total amount of their short-term credit facilities from $150 million to $250 million and extended the expiration date of their short-term credit facilities from August 27, 2001 to November 30, 2001. These credit facilities serve primarily to back up the Utilities' commercial paper programs and to fund working capital and general corporate needs.

NOTE 4.  LONG-TERM DEBT  (NPC, SPPC)
------------------------------------

         On May 24, 2001, NPC issued $350 million of 8.25% General and Refunding Mortgage Bonds, Series A, due June 1, 2011. The bonds were issued under and secured by a General and Refunding Mortgage Indenture dated as of May 1, 2001 that is subject to the prior lien of NPC's Indenture of Mortgage dated as of October 1, 1953. The proceeds of the issuance were used to refinance or discharge outstanding indebtedness including commercial paper, short-term debt, and current maturities of long-term debt.

         On June 12, 2001, $150 million of NPC's floating rate notes matured and were paid in full.

         On April 27, 2001, Washoe County, Nevada issued for SPPC's benefit $80 million of Water Facilities Refunding Revenue Bonds, Series 2001, due March 1, 2036 (the "Bonds"). The Bonds bear interest at a term rate of 5.75% per annum from their date of issuance to April 30, 2003. Beginning May 1, 2003, the method of determining the interest rate on the Bonds may be converted from time to time in accordance with the related Indenture so that such bonds would, thereafter, bear interest at a daily, weekly, flexible, term or auction rate. The Bonds were issued to refund $80 million of Washoe County variable rate Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 on April 30, 2001. SPPC's obligations in respect of the Series 1990 bonds had been supported by a letter of credit that was terminated in connection with the redemption of those bonds. On June 11, 2001, SPPC completed the sale of its water business assets including the Project financed by the sale of the Bonds. (See Note 7 for additional information on the water business sale.) Although SPPC no longer owns the Project, SPPC will continue to bear the obligations and payments for the Bonds under the terms of the Financing Agreement dated as of March 1, 2001, between SPPC and Washoe County, Nevada.

         On May 24, 2001, SPPC issued $320 million of its 8.00% General and Refunding Mortgage Bonds, Series A, due June 1, 2008. The bonds were issued under and secured by a General and Refunding Mortgage Indenture dated as of May 1, 2001 that is subject to the prior lien of SPPC's Indenture of Mortgage dated as of December 1, 1940. The proceeds of the issuance were used to refinance or discharge outstanding indebtedness including commercial paper, short-term debt, and current maturities of long-term debt.

         On June 12, 2001, $200 million of SPPC's floating rate notes matured and were paid in full.

NOTE 5.  EARNINGS PER SHARE (SPR)
---------------------------------

         SPR follows SFAS No. 128, "Earnings Per Share". The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method.

                                                                           Three Months Ended              Six Months Ended
                                                                                June 30,                       June 30,
                                                                       ---------------------------    ----------------------------
                                                                           2001           2000            2001            2000
                                                                       ------------   ------------    ------------    ------------
Basic EPS
        Numerator ($000)
           Income (Loss) from continuing operations                    $     27,549   $    (24,021)   $    (56,311)   $     (6,770)
           Income from discontinued operations                                  641          3,830           1,022           4,757
           Gain on disposal of water business                                25,845             --          25,845
                                                                       ------------   ------------    ------------    ------------
           Net income (loss)                                           $     54,035   $    (20,191)   $    (29,444)   $     (2,013)
                                                                       ============   ============    ============    ============
        Denominator
           Weighted average number of shares outstanding                 78,491,053     78,419,949      78,483,135      78,418,153
                                                                       ------------   ------------    ------------    ------------
        Per-Share Amounts:
           Income (Loss) from continuing operations                    $       0.35   $      (0.31)   $      (0.72)   $      (0.09)
           Income from discontinued operations                                 0.01           0.05            0.01            0.06
           Gain on disposal of water business                                  0.33             --            0.33              --
                                                                       ------------   ------------    ------------    ------------
           Net income (loss)                                           $       0.69   $      (0.26)   $      (0.38)   $      (0.03)
                                                                       ============   ============    ============    ============
Diluted EPS
        Numerator ($000)
           Income (Loss) from continuing operations                    $     27,549   $    (24,021)   $    (56,311)   $     (6,770)
           Income from discontinued operations                                  641          3,830           1,022           4,757
           Gain on disposal of water business                                25,845             --          25,845              --
                                                                       ------------   ------------    ------------    ------------
           Net income (loss)                                           $     54,035   $    (20,191)   $    (29,444)   $     (2,013)
                                                                       ============   ============    ============    ============
        Denominator
           Weighted average number of shares outstanding
              before dilution                                            78,491,053     78,419,949      78,483,135      78,418,153
           Stock options/1/                                                  22,160          1,529          11,605           1,341
           Executive long term incentive plan-performance shares/1/          47,698         28,901          41,531          42,652
           Non-Employee Director stock plan/1/                                9,355          4,532           9,355           4,532
           Employee stock purchase plan/1/                                    3,602            694           3,017             347
                                                                       ------------   ------------    ------------    ------------
                                                                         78,573,868     78,455,605      78,548,643      78,467,025
                                                                       ------------   ------------    ------------    ------------
        Per-Share Amounts/1/:
           Income (Loss) from continuing operations                    $       0.35   $      (0.31)   $      (0.72)   $      (0.09)
           Income from discontinued operations                                 0.01           0.05            0.01            0.06
           Gain on disposal of water business                                  0.33             --            0.33              --
                                                                       ------------   ------------    ------------    ------------
           Net income (loss)                                           $       0.69   $      (0.26)   $      (0.38)   $      (0.03)
                                                                       ============   ============    ============    ============

/1/ Because of net losses for the three months ended June 30, 2000, and the six months ended June 30, 2001 and 2000, stock equivalents would be anti-dilutive. Accordingly, Diluted EPS for those periods are computed using the weighted average number of shares outstanding before dilution.

NOTE 6.  SEGMENT INFORMATION  (SPR)
-----------------------------------

         SPR operates two business segments providing regulated electric and natural gas services. NPC provides electric service to Las Vegas and surrounding Clark County. SPPC provides electric service in northern Nevada and the Lake Tahoe area of California. SPPC also provides natural gas service in the Reno-Sparks area of Nevada. Other segment information includes segments below the quantitative threshold for separate disclosure. In September 2000, SPR and SPPC adopted a plan to sell SPPC's water utility business. The sale of the water utility business was completed on June 11, 2001. Accordingly, the water business is not included in the segment information below.

         Information as to the operations of the different business segments is set forth below based on the nature of products and services offered. SPR evaluates performance based on several factors, of which the primary financial measure is business segment operating income. Intersegment revenues are not material.

         Financial data for business segments is as follows (in thousands):

                Three Months Ended
                June 30, 2001                 Electric       Gas         Other      Consolidated
                ------------------           ----------   ----------   ----------    ----------
                Operating Revenues           $1,128,663   $   21,729   $    5,070    $1,155,462
                                             ==========   ==========   ==========    ==========
                Operating Income             $   73,929   $      554   $    3,811    $   78,294
                                             ==========   ==========   ==========    ==========

                Three Months Ended
                June 30, 2000                 Electric       Gas         Other      Consolidated
                ------------------           ----------   ----------   ----------    ----------
                Operating Revenues           $  456,210   $   15,755   $    2,347    $  474,312
                                             ==========   ==========   ==========    ==========
                Operating Income             $   12,299   $    1,139   $    1,706    $   15,144
                                             ==========   ==========   ==========    ==========

                Six Months Ended
                June 30, 2001                 Electric       Gas         Other      Consolidated
                ------------------           ----------   ----------   ----------    ----------
                Operating Revenues           $1,799,794   $   85,894   $    7,700    $1,893,388
                                             ==========   ==========   ==========    ==========
                Operating Income             $   49,335   $    5,649   $   (7,176)   $   47,808
                                             ==========   ==========   ==========    ==========

                Six Months Ended
                June 30, 2000                 Electric       Gas         Other      Consolidated
                ------------------           ----------   ----------   ----------    ----------
                Operating Revenues           $  809,862   $   50,591   $    6,508    $  866,961
                                             ==========   ==========   ==========    ==========
                Operating Income             $   65,880   $    5,751   $      706    $   72,337
                                             ==========   ==========   ==========    ==========

NOTE 7.  DISCONTINUED OPERATIONS  (SPR, SPPC)
---------------------------------------------

         On September 7, 2000, SPR and SPPC adopted a plan to sell SPPC's water utility business, and on June 11, 2001, SPPC closed the sale of its water business to the Truckee Meadows Water Authority (TMWA) for $341 million. SPPC recorded a $25.8 million gain on the sale, net of the refund described below and net of income taxes of $18.2 million. Included in the sale were facilities for water storage, supply, transmission, treatment and distribution, as well as accounts receivable and regulatory assets. Accounts receivable consisted of amounts due from developers for distribution facilities. Regulatory assets consisted primarily of costs incurred in connection with the Truckee River negotiated water settlement. Transfer of hydroelectric facilities included in the sale for an additional $8 million will require action by the California Public Utilities Commission (CPUC). The sale agreement contemplates a second closing for the hydroelectric facilities to accommodate the CPUC's review of the transaction.

         Pursuant to a stipulation entered into in connection with the sale and approved by the Public Utilities Commission of Nevada ("PUCN"), SPPC is required to refund to customers $21.5 million of the proceeds from the sale. The refund will be credited on the electric bills of SPPC's former water customers over a period not to exceed fifteen months after the close of the sale. Under a service contract with TMWA, SPPC will provide, on an interim basis, customer service, billing, and meter reading services to TMWA.

         Revenues from operations of the water business were $11.8 million and $15.3 million for the three-month periods ended June 30, 2001, and June 30, 2000, respectively. For the six-month periods ended June 30, 2001, and June 30, 2000, revenues from operations of the water business were $23.2 million and $25.6 million, respectively. The net income from operations of the water business, as shown in the Condensed Consolidated Statements of Income of SPR and SPPC, includes preferred dividends of approximately $100,000 for each of the three-month periods ended June 30, 2001 and 2000, and approximately $200,000 for each of the six-month periods ended June 30, 2001 and 2000. These amounts are not included in the revenues and income (loss) from continuing operations shown in the accompanying income statements.


NOTE 8.  REGULATORY EVENTS  (SPR, NPC, SPPC)
--------------------------------------------

         On April 18, 2001, the Governor of Nevada signed into law AB369. The provisions of AB369 include a moratorium on the sale of generation assets by electric utilities, the repeal of electric industry restructuring, and a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. The stated purposes of this emergency legislation were, among others, to control volatility in the price of electricity in the retail market in Nevada and to ensure that the Utilities have the necessary financial resources to provide adequate and reliable electric service under present market conditions. To achieve these purposes, AB369 allows the Utilities to recover in future periods their costs for wholesale power and fuel, which have risen dramatically over the past year. Deferred energy accounting will have the effect of delaying additional rate increases to consumers until early next year while, at the same time, providing a method for the Utilities to recover their increasing costs for fuel and purchased power. Set forth below is a summary of key provisions of AB369.

Generation Divestiture Moratorium
---------------------------------

         AB369 prohibits all divestiture of generation assets by electric utilities until July 2003. After January 1, 2003, NPC or SPPC may seek PUCN permission to sell one or more generation assets with the sale to be effective on or after July 1, 2003. The PUCN may approve the request to divest only if it finds the transaction to be in the public interest. The PUCN may base its approval of the request upon such terms, conditions, or modifications as it deems appropriate.

         AB369 directs the PUCN to take all steps necessary to obtain federal approval for the prohibition on divestiture and to vacate any of its own orders that had previously approved generation divestiture transactions.

Deferred Energy Accounting
--------------------------

         AB369 requires both Utilities to use deferred energy accounting for their respective electric operations beginning on March 1, 2001. The intent of deferred energy accounting is to ease the effect of fluctuations in the cost of purchased power and fuel. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates, that excess is not recorded as a current expense on the income statement but rather is deferred and recorded as an asset on the balance sheet. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates and recorded as revenue or expense in future time periods, subject to PUCN review. AB369 provides that the PUCN may not allow the recovery of any costs for purchased fuel or purchased power "that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility." In reference to deferred energy accounting, AB369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity and to purchase energy. The Utilities also record, and are eligible to recover, a carrying charge on such deferred balances.

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

             Before an electric utility may clear its deferred accounts, AB 369 requires the PUCN to determine whether the costs for purchased fuel and purchased power that the electric utility recorded in its deferred accounts are recoverable and whether the revenues that the electric utility collected from customers in Nevada for purchased fuel and purchased power are properly recorded and credited in its deferred accounts. AB 369 prohibits the PUCN from allowing an electric utility to recover any costs for purchased fuel and purchased power that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility.

         In addition, as discussed under "Required Filings" below, the PUCN must determine whether the rates that went into effect on March 1, 2001, pursuant to the CEP (as defined below) are just and reasonable and reflect prudent business practices.

         At June 30, 2001, NPC had a balance of $272.8 million in its deferred energy account, reflecting eligible fuel and purchased power costs incurred since March 1, 2001. At June 30, 2001, SPPC had a balance of $119.2 million in its deferred energy account, which reflects both deferrals in connection with its natural gas business as well as eligible fuel and purchased power costs incurred since March 1, 2001. Management expects these balances to increase significantly during the summer of 2001, particularly at NPC, although the amount of such increases will depend on a number of unpredictable factors such as weather conditions and conditions in the wholesale electricity and gas markets in the western United States.

Transition of Rates to Deferred Energy Accounting
-------------------------------------------------

         All rates in effect on April 1, 2001, including the cumulative increases under the Global Settlement and the Comprehensive Energy Plan ("CEP") Riders, remain in effect until the PUCN issues final orders on future general and initial deferred energy rate applications. (See "Required Filings," below). No further applications can be made for the Fuel and Purchased Power (F&PP) riders that were part of the July 2000 Global Settlement described in SPR's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         AB369 prohibits the PUCN from taking any further action on the CEP described in SPR's Annual Report on Form 10-K for the year ended December 31, 2000, and provides that, except for the CEP Rider rate increases put in effect on April 1, 2001, the CEP will be deemed to have been withdrawn by the Utilities. Additionally, approximately $20 million of revenue collected by the Utilities based on the CEP before April 1, 2001, was credited to the deferred energy accounts, which caused the accounts to start in an over-collected position.

Required Filings
----------------

         NPC and SPPC are each required to file a general rate application and a deferred energy application on or before the dates listed below:

                                                  General Rate Case                           Deferred Energy Filing
                                                  -----------------                           ----------------------
                                           File Date            Effective Date          File Date            Effective Date
                                           ---------            --------------          ---------            --------------
Nevada Power Company                      Oct. 1, 2001          April 1, 2002          Dec. 1, 2001           April 1, 2002
Sierra Pacific Power Company              Dec. 1, 2001          June 1, 2002           Feb. 1, 2002           June 1, 2002

         In connection with clearing the Utilities' deferred energy accounts, the PUCN must investigate and determine whether the Utilities' rates that went into effect on March 1, 2001, pursuant to the CEP, are just and reasonable and reflect prudent business practices. The rates in effect on April 1, 2001, remain in effect until the PUCN issues final orders on the general and initial deferred energy rate applications referred to above. The PUCN is prohibited from adjusting rates during this time period unless an adjustment is absolutely necessary to avoid a finding that the rates are confiscatory and therefore in violation of the United States or Nevada Constitutions. If adjustments are necessary, they may only be made to the extent necessary to avoid an unconstitutional result.

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

Other Legislation
-----------------

         Senate Bill 372 ("SB372"), which increased renewable energy portfolio requirements, was enacted in the 2001 Nevada legislative session. Renewable resources include biomass, wind, solar and geothermal projects. In 2003, both SPPC and NPC will be required to purchase five percent of their energy from renewable resources. These requirements increase to 15% by 2013. Prior law capped renewable energy requirements at one percent. Currently SPPC obtains approximately nine percent of its energy from renewable resources while NPC obtains less than one percent from renewables. SB372 requires the PUCN to establish standards for renewable energy contracts including prices and other terms and conditions. If sufficient renewable energy contracts that meet PUCN standards are not available, the Utilities will not be required to meet the portfolio requirements. All renewable energy contracts meeting PUCN standards will be recoverable in the deferred energy accounts.

         The 2001 Nevada Legislature passed another key piece of legislation for the energy industry, Assembly Bill 661 ("AB661"). AB661 allows commercial and governmental customers with an average demand greater than 1 megawatt (MW) to select new energy suppliers. The Utilities would continue to provide transmission, distribution, metering and billing services to such customers. AB661 requires customers wishing to choose a new supplier to receive the approval of the PUCN and meet public interest standards. In particular, departing customers must secure new energy resources that are not under contract to the Utilities, remaining customers cannot be negatively impacted by the departure, and the departing customers must pay any deferred energy fuel balances. Certain limits are placed upon the departure of NPC customers until 2003; most significantly, the amount of load departing is limited to approximately 1100 MW in peak conditions. AB661 permits customers to file applications with the PUCN beginning in the fourth quarter of 2001. Customers must provide 180-day notice to the Utilities and could begin to receive service from new suppliers in mid-2002.

         AB661 also contains new electric and gas energy surcharges for low-income assistance and weatherization programs. These surcharges are recoverable directly from customers as separate line items on their bills with the Utilities remitting collected surcharges to the PUCN. Various state agencies will administer the disposition of the funds.

FERC Price Cap
--------------

         On June 19, 2001, the Federal Energy Regulatory Commission ("FERC") adopted a price mitigation plan applicable to wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. The price mitigation plan establishes a mechanism with which to determine the maximum amount that may be charged for power sold during this period. The intent of the mitigation plan is to simulate the price that might be charged for electricity sold under competitive market conditions. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the Western Systems Coordinating Council for the duration of the mitigation plan. Management is not able to predict at this time the extent to which the FERC price mitigation plan may affect SPR's results of operations. It is possible, however, under certain market conditions, that the FERC plan may adversely affect the availability of spot market power to the Utilities and may reduce the price at which the Utilities can sell power on the wholesale market. SPR recently joined with two utilities in Washington and Oregon to seek changes to the FERC plan on the basis that the price caps are unfair to electric customers who reside outside of California.

NOTE 9.  DERIVATIVES AND HEDGING ACTIVITIES (SPR, NPC, SPPC)
------------------------------------------------------------

         Effective January 1, 2001, SPR, SPPC, and NPC adopted the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, both issued by the Financial Accounting Standards Board. As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value, and recognize changes in the fair value of the derivative instruments in earnings in the period of change unless the derivative qualifies as an effective hedge.

         The adoption of this standard did not have a material impact on the earnings of SPR or the Utilities. SPR and the Utilities did, however, recognize all derivatives as assets or liabilities in the condensed consolidated balance sheets upon adoption and measured those instruments at fair value. This resulted in SPR, NPC, and SPPC recording $981 million, $678 million, and $303 million of risk management assets, respectively, and $822 million, $722 million, and $97 million of risk management liabilities, respectively, at January 1, 2001.

         On April 18, 2001, AB 369 was signed into law in Nevada. AB 369 reinstated deferred energy accounting by the Utilities effective March 1, 2001. (See Note 8 - Regulatory Events, above.) As a result, fuel and purchased power expenses, including gains and losses on derivative instruments, are recoverable or payable through future rates. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," regulatory assets and liabilities are established to the extent that such derivative gains and losses are recoverable or payable through future rates. Because of this accounting treatment, the Utilities will not apply hedge accounting to their electricity and natural gas derivatives. However, SPR and the Utilities have adopted cash flow hedge accounting for other derivative instruments not subject to regulatory treatment. The transition adjustments resulting from adoption of SFAS No. 133 related to the other derivative instruments not subject to regulatory treatment was reported as the cumulative effect of a change in accounting principle in Other Comprehensive Income of SPR and the Utilities.

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

         Derivatives used to manage interest rate risk include interest rate swaps designed to moderate exposure to interest-rate changes and lower the overall cost of borrowing. At June 30, 2001, SPR had one interest rate swap related to $200 million of SPR floating rate notes maturing April 20, 2003. This interest rate swap is considered a completely effective cash flow hedge.

         At June 30, 2001, the fair value of the derivatives resulted in the recording of $1.044 billion, $746 million and $298 million in risk management assets and $1.705 billion, $1.055 billion and $645 million in risk management liabilities in the Consolidated Balance Sheets of SPR, NPC and SPPC, respectively. Due to the regulatory environment in which the Utilities operate, regulatory assets and liabilities were established to the extent that electricity and natural gas derivative gains and losses are recoverable or payable through future rates. Accordingly, at June 30 2001, $657 million, $309 million and $348 million in net risk management regulatory assets were recorded in the Consolidated Balance Sheets of SPR, NPC, and SPPC, respectively. In addition, for the six months ended June 30, 2001, the unrealized gains and losses resulting from the change in the fair value of derivatives designated and qualifying as cash flow hedges for SPR, NPC, and SPPC were recorded in Other Comprehensive Income. Such amounts will be reclassified into earnings when the related transactions are settled or terminate. No amounts were reclassified into earnings during the six months ended June 30, 2001.

         The effects of the adoption of SFAS No. 133 on comprehensive income and the components thereof at June 30, 2001, are as follows:

         Comprehensive Income  (in $000's)                            SPR         NPC         SPPC
                                                                    --------    --------    --------

         Net (Loss) Income for the six months ended June 30, 2001   $(29,444)   $(29,444)   $ 24,966

         Cumulative effect upon adoption of change in
           accounting principle, January 1, 2001, net of taxes        (1,923)        444         212
         Change in market value of risk management assets and
           liabilities as of June 30, 2001, net of taxes              (1,540)        617         293
                                                                    --------    --------    --------
         Accumulated Other Comprehensive (Loss) Income                (3,463)      1,061         505
                                                                    --------    --------    --------

         Total Comprehensive (Loss) Income for the
           six months ended June 30, 2001                           $(32,907)   $(28,383)   $ 25,471
                                                                    ========    ========    ========

         Management has evaluated the impact of Derivatives Implementation Group Issues C10 and C15 with respect to option contracts and optionality features. In Management's opinion, the implementation of these interpretations will not result in any changes to the initial application of SFAS No. 133 nor have a significant impact on the financial position or results of operations of SPR or the Utilities.


NOTE 10. COMMITMENTS AND CONTINGENCIES  (SPR, NPC)
--------------------------------------------------

Nevada Power Company
--------------------

         The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998, against the owners (including NPC) of the Mohave Generation Station ("Mohave"), alleging violations of the Clean Air

Act regarding emissions of sulfur dioxide and particulates. An additional plaintiff, National Parks and Conservation Association later joined the suit. The plant owners and plaintiffs have had numerous settlement discussions and filed a proposed settlement with the court in October 1999. The consent decree, approved by the court in November 1999, established emission limits for sulfur dioxide and opacity and required installation of air pollution controls for sulfur dioxide, nitrogen oxides and particulate matter. The new emission limits must be met by January 1, 2006 and April 1, 2006, for the first and second units respectively. However, if the owners sell their entire ownership interest with a closing date prior to December 30, 2002, the new emission limits become effective 36 months and 39 months from the date of last closing for the two respective units. The estimated cost of new controls is $300 million. As a 14% owner in the Mohave Station, NPC's cost could be $42 million.

         Also, the United States Congress authorized the EPA to study the potential impact Mohave may have on visibility in the Grand Canyon area. A final report of the study results was released in March 1999. The study acknowledges that sulfur dioxide emissions from Mohave are transported to the Grand Canyon. EPA has solicited information to determine whether visibility impairment in the Grand Canyon can be reasonably attributed to Mohave. If EPA determines that significant visibility impairment is reasonably attributable to the station, EPA could initiate a review for Best Available Retrofit Technology. Mohave's owners believe that settlement of the suit discussed above is acceptable to the EPA. Provisions that are agreed to in a settlement are expected to be reflected in a State Implementation Plan for Nevada and resolve any concerns of the EPA regarding visibility impairment.

         In May 1997, NDEP ordered NPC to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The NDEP order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds had degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an order that requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This order also required NPC to submit a Site Characterization Plan to NDEP to ascertain impacts. This plan is under review by NDEP. After approval, an estimate of remediation costs will be determined by NPC. New pond construction and lining costs are estimated at $20 million.

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

Other Subsidiaries of SPR
-------------------------

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


NOTE 11. SUBSEQUENT EVENTS  (SPR, SPPC)
---------------------------------------

         On July 20, 2001, SPR's Board of Directors declared a dividend on common stock of 20 cents per share, payable September 15, 2001, to shareholders of record at the close of business on August 24, 2001.

         On July 24, 2001, SPR filed with the Securities and Exchange Commission an amended registration statement relating to an offering of 21,850,000 shares of common stock. SPR intends to use the net proceeds to contribute capital to NPC and SPPC to reduce short-term debt obligations and for general corporate purposes, which may include repayment of long-term debt.

         On August 3, 2001, NPC issued $115 million principal amount of its First Mortgage Bonds, Series BB and Series CC, to AMBAC Assurance Corporation ("AMBAC") in satisfaction of a covenant contained in insurance agreements entered into with AMBAC in June and July 2000, in connection with the issuance by Clark County, Nevada of tax-exempt bonds for the benefit of NPC. These First Mortgage Bonds secure NPC's reimbursement obligations under the insurance agreements with AMBAC.

         On August 7, 2001, SPPC declared $975,000 ($0.4875 per share) in dividends to holders of its preferred stock. The dividend is payable on September 1, 2001, to holders of record as of August 10, 2001.

         On August 7, 2001, NPC declared a $33 million dividend on its common stock, all of which is held by SPR.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, pending or future Nevada, California or federal legislation, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the actual results of Nevada Power Company (NPC), Sierra Pacific Power Company
(SPPC) (collectively, the "Utilities"), or Sierra Pacific Resources (SPR), to differ materially from those contemplated in any forward-looking statement include, among others, the following:

     (1) the outcome and timing of rate cases to be filed by NPC and SPPC with the Public Utilities Commission of Nevada (PUCN), including the periodic applications authorized by recent Nevada legislation to permit the Utilities to recover costs for fuel and purchased power which have been recorded by the Utilities in their deferred energy accounts and deferred natural gas recorded by SPPC for its gas distribution business;

     (2) the extent to which high energy prices and the financial difficulties of electric utilities and power exchanges in the western United States cause any counterparties to NPC's or SPPC's purchased power contacts to default on their obligations, thus requiring the Utilities to seek to replace the power on the spot market;

     (3) the effect of price controls promulgated in June 2001 by the Federal Energy Regulatory Commission (FERC) on the availability and price of wholesale power purchases and sales in the western United States;

     (4) the ability of SPR, NPC and SPPC to access the capital markets to support their requirements for working capital, construction costs and the repayment of maturing debt;

     (5) whether the PUCN will issue favorable orders in a timely manner to permit the Utilities to borrow money and issue additional securities to finance the Utilities' operations and to purchase power and fuel necessary to serve their respective customers;

     (6) the effect of current or future Nevada, California or federal legislation or regulations affecting electric industry restructuring, including laws or regulations which could allow certain customers to chose new electricity suppliers;

     (7) unseasonable weather and other natural phenomena, which can have potentially serious impacts on the Utilities' ability to procure adequate supplies of fuel or purchased power to serve their respective customers and on the cost of procuring such supplies;

     (8) industrial, commercial and residential growth in the service territories of the Utilities;

     (9)  the loss of any significant customers;

     (10) changes in the business of major customers, including those engaged in gold mining or gaming, which may result in changes in the demand for services of NPC or SPPC;

     (11) changes in environmental regulations, tax or accounting matters or other laws and regulations to which the Utilities are subject;

     (12) future economic conditions, including inflation rates and monetary policy;

     (13) financial market conditions, including changes in availability of capital or interest rate fluctuations;

     (14) unusual or unanticipated changes in normal business operations, including unusual maintenance or repairs; and

     (15) employee workforce factors, including changes in collective bargaining unit agreements, strikes or work stoppages.

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


SIERRA PACIFIC RESOURCES
------------------------

         During the first six months of 2001, SPR incurred a loss of $54.6 million from continuing operations before preferred stock dividend requirements. However, for the three months ended June 30, 2001, SPR earned $28.4 million from continuing operations before preferred stock dividend requirements. During the first six months of 2001, SPR paid $19.8 million in common stock dividends. NPC and SPPC, SPR's principal subsidiaries, paid common stock dividends of $0 and $76 million, respectively, to their parent, SPR. SPPC also paid $1.95 million in dividends to holders of its preferred stock.

         As discussed in the results of operations sections that follow, operating results for the first six months of 2001 were negatively affected by the significantly higher and extremely volatile fuel and purchased power costs that developed in the western United States in May 2000 and have continued since.

         In an effort to mitigate the effects of higher fuel and purchased power costs, during 2000 NPC and SPPC (collectively, the "Utilities") entered into the Global Settlement, which established a mechanism that initiated incremental rate increases for each Utility. However, because the mechanism for adjusting rates lagged changes in actual energy costs and was subject to certain caps, increases were insufficient to cover fuel and purchased power costs. Cumulative electric rate increases under the Global Settlement for NPC and SPPC, respectively, are $127 million and $65 million per year.

         Because the rate adjustment mechanism of the Global Settlement could not keep pace with the continued escalation of fuel and purchased power prices, on January 29, 2001, the Utilities filed a Comprehensive Energy Plan (CEP) with the PUCN. The CEP included a request for emergency rate increases (CEP Riders). On March 1, 2001, the PUCN permitted the requested CEP Riders to go into effect subject to later review. The CEP Riders provided further rate increases of $210 million and $104 million per year, respectively, for NPC and SPPC.

         Notwithstanding the increases under the Global Settlement and the CEP Riders, the Utilities' revenues for fuel and purchased power recovery continued to be less than the related expenses. Accordingly, the Utilities sought additional relief pursuant to legislation. As described in more detail below, in April 2001 the Nevada Legislature enacted AB369, the provisions of which include the reinstatement of deferred energy accounting by the Utilities beginning March 1, 2001. Deferred energy accounting allows the Utilities to recover in future periods that portion of their costs for fuel and purchased power not covered by current rates and defers to future periods the expense associated with the amounts by which fuel and purchased power costs exceed the costs to be recovered in current rates.

                            NEVADA ENERGY LEGISLATION
                            -------------------------

         On April 18, 2001, the Governor of Nevada signed into law AB369. The provisions of AB369 include a moratorium on the sale of generation assets by electric utilities, the repeal of electric industry restructuring, and a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. The stated purposes of this emergency legislation were, among others, to control volatility in the price of electricity in the retail market in Nevada and to ensure that the Utilities have the necessary financial resources to provide adequate and reliable electric service under present market conditions. To achieve these purposes, AB369 allows the Utilities to recover in future periods their costs for wholesale power and fuel, which have risen dramatically over the past year. Deferred energy accounting will have the effect of delaying additional rate increases to consumers until early next year while, at the same time, providing a method for the Utilities to recover their increasing costs for fuel and purchased power. Set forth below is a summary of key provisions of AB369.

Generation Divestiture Moratorium
---------------------------------

         AB369 prohibits all divestiture of generation assets by electric utilities until July 2003. After January 1, 2003, NPC or SPPC may seek PUCN permission to sell one or more generation assets with the sale to be effective on or after July 1, 2003. The PUCN may approve the request to divest only if it finds the transaction to be in the public interest. The PUCN may base its approval of the request upon such terms, conditions, or modifications as it deems appropriate.

         AB369 directs the PUCN to take all steps necessary to obtain federal approval for the prohibition on divestiture and to vacate any of its own orders that had previously approved generation divestiture transactions.

Deferred Energy Accounting
--------------------------

         AB369 requires both Utilities to use deferred energy accounting for their respective electric operations beginning on March 1, 2001. The intent of deferred energy accounting is to ease the effect of fluctuations in the cost of purchased power and fuel. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates, that excess is not recorded as a current expense on the income statement but rather is deferred and recorded as an asset on the balance sheet. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates and recorded as revenue or expense in future time periods, subject to PUCN review. AB369 provides that the PUCN may not allow the recovery of any costs for purchased fuel or purchased power "that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility." In reference to deferred energy accounting, AB369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity and to purchase energy. The Utilities also record, and are eligible to recover, a carrying charge on such deferred balances.

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

         Before an electric utility may clear its deferred accounts, AB 369 requires the PUCN to determine whether the costs for purchased fuel and purchased power that the electric utility recorded in its deferred accounts are recoverable and whether the revenues that the electric utility collected from customers in Nevada for purchased fuel and purchased power are properly recorded and credited in its deferred accounts. AB 369 prohibits the PUCN from allowing an electric utility to recover any costs for purchased fuel and purchased power that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility.

         In addition, as discussed under "Required Filings" below, the PUCN must determine whether the rates that went into effect on March 1, 2001, pursuant to the CEP are just and reasonable and reflect prudent business practices.

         At June 30, 2001, NPC had a balance of $272.8 million in its deferred energy account, reflecting eligible fuel and purchased power costs incurred since March 1, 2001. At June 30, 2001, SPPC had a balance of $119.2 million in its deferred energy account, which reflects both deferrals in connection with its natural gas business as well as eligible fuel and purchased power costs incurred since March 1, 2001. Management expects these balances to increase significantly during the summer of 2001, particularly at NPC, although the amount of such increases will depend on a number of unpredictable factors such as weather conditions and conditions in the wholesale electricity and gas markets in the western United States.

Transition of Rates to Deferred Energy Accounting
-------------------------------------------------

         All rates in effect on April 1, 2001, including the cumulative increases under the Global Settlement and the CEP Riders, remain in effect until the PUCN issues final orders on future general and initial deferred energy rate applications. (See "Required Filings," below). No further applications can be made for the Fuel and Purchased Power (F&PP) riders that were part of the July 2000 Global Settlement described in SPR's Annual Report on Form 10-K for the year ended December 31, 2000.

         The Utilities will not be permitted to recover any shortfall incurred before March 1, 2001, resulting from the difference between actual fuel and purchased power costs and the rates permitted by the Global Settlement. Although the F&PP riders were in effect during this period, the riders were based on trailing 12-month average costs and were subject to caps and, therefore, did not allow the Utilities full recovery for fuel and purchased power costs due to the rapid rise in energy prices.

         AB369 prohibits the PUCN from taking any further action on the CEP described in SPR's Annual Report on Form 10-K for the year ended December 31, 2000, and provides that, except for the CEP Rider rate increases put in effect on April 1, 2001, the CEP will be deemed to have been withdrawn by the Utilities. Additionally, approximately $20 million of revenue collected by the Utilities based on the CEP before April 1, 2001, was credited to the deferred energy accounts, which caused the accounts to start in an over-collected position.

Required Filings
----------------

         NPC and SPPC are each required to file a general rate application and a deferred energy application on or before the dates listed below:

                                                  General Rate Case                           Deferred Energy Filing
                                                  -----------------                           ----------------------
                                           File Date            Effective Date          File Date            Effective Date
                                           ---------            --------------          ---------            --------------
Nevada Power Company                      Oct. 1, 2001          April 1, 2002          Dec. 1, 2001           April 1, 2002
Sierra Pacific Power Company              Dec. 1, 2001          June 1, 2002           Feb. 1, 2002           June 1, 2002

         In connection with clearing the Utilities' deferred energy accounts, the PUCN must investigate and determine whether the Utilities' rates that went into effect on March 1, 2001, pursuant to the CEP, are just and reasonable and reflect prudent business practices. The rates in effect on April 1, 2001, remain in effect until the PUCN issues final orders on the general and initial deferred energy rate applications referred to above. The PUCN is prohibited from adjusting rates during this time period unless an adjustment is absolutely necessary to avoid a finding that the rates are confiscatory and, therefore, in violation of the United States or Nevada Constitutions. If adjustments are necessary, they may only be made to the extent necessary to avoid an unconstitutional result.

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

Other Legislation
-----------------

         SB372, which increased renewable energy portfolio requirements, was enacted in the 2001 Nevada legislative session. Renewable resources include biomass, wind, solar and geothermal projects. In 2003, both SPPC and NPC will be required to purchase five percent of their energy from renewable resources. These requirements increase to 15% by 2013. Prior law capped renewable energy requirements at one percent. Currently SPPC obtains approximately nine percent of its energy from renewable resources while NPC obtains less than one percent from renewables. SB372 requires the PUCN to establish standards for renewable energy contracts including prices and other terms and conditions. If sufficient renewable energy contracts that meet PUCN standards are not available, the Utilities will not be required to meet the portfolio requirements. All renewable energy contracts meeting PUCN standards will be recoverable in the deferred energy accounts.

         The 2001 Nevada Legislature passed another key piece of legislation for the energy industry, AB661. AB661 allows commercial and governmental customers with an average demand greater than 1 megawatt (MW) to select new energy suppliers. The Utilities would continue to provide transmission, distribution, metering and billing services to such customers. AB661 requires customers wishing to choose a new supplier to receive the approval of the PUCN and meet public interest standards. In particular, departing customers must secure new energy resources that are not under contract to the Utilities, remaining customers cannot be negatively impacted by the departure, and the departing customers must pay any deferred energy fuel balances. Certain limits are placed upon the departure of NPC customers until 2003; most significantly, the amount of load departing is limited to approximately 1100 MW in peak conditions. AB661 permits customers to file applications with the PUCN beginning in the fourth quarter of 2001. Customers must provide 180-day notice to the Utilities and could begin to receive service from new suppliers in mid-2002.

         AB661 also contains new electric and gas energy surcharges for low-income assistance and weatherization programs. These surcharges are recoverable directly from customers as separate line items on their bills with the Utilities remitting collected surcharges to the PUCN. Various state agencies will administer the disposition of the funds.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

         On April 13, 2001, SPR announced that it would not be paying the dividend on its common stock historically paid on May 1st. On July 20, 2001, SPR's Board of Directors declared a dividend on common stock of 20 cents per share, payable September 15, 2001, to shareholders of record at the close of business on August 24, 2001. Payment of future dividends will be determined by SPR's Board of Directors and will be subject to factors that ordinarily affect dividend policy, such as earnings, cash flow, estimates of future earnings and cash flow, business conditions, regulatory factors, financial condition, and other matters.

         On July 24, 2001, SPR filed with the Securities and Exchange Commission an amended registration statement relating to an offering of 21,850,000 shares of common stock. SPR intends to use the net proceeds to contribute capital to NPC and SPPC to reduce short-term debt obligations and for general corporate purposes, which may include repayment of long-term debt.

         During the quarter ended June 30, 2001, NPC and SPPC each had short-term credit facilities in the amount of $150 million. As of June 30, 2001, the Utilities had not drawn on these facilities. On August 1, 2001, NPC and SPPC each increased the total amount of their short-term credit facilities from $150 million to $250 million and extended the expiration date of their short-term credit facilities from August 27, 2001 to November 30, 2001. These credit facilities serve primarily to back up the Utilities' commercial paper programs and to fund working capital and general corporate needs.

         Set forth below is a schedule showing the current maturities of debt during the remainder of 2001 (in $000's):

                                      SPPC            NPC
                                   ---------       ---------
          August 20, 2001                            100,000
          December 1, 2001            19,616
          December 17, 2001                          100,000
                                   ---------       ---------
                                   $  19,616       $ 200,000
                                   =========       =========


         The Utilities expect to pay the principal amounts of these maturing debt obligations, to pay their current obligations and to finance the anticipated deferred energy regulatory assets with a combination of ongoing cash flows from operations and the proceeds from borrowings and the sale of additional securities.

         The Utilities expect that their working capital financing needs will grow with the restoration of deferred energy accounting. To the extent that current revenues are less than current expenses, the recovery of those costs will be delayed until the completion of the next deferred rate cases.

         It is Management's objective to achieve a ratio of common equity to total capitalization of 30% to 35% over the long term. Accordingly, Management believes that SPR may be required to issue additional securities in the future in order to achieve this objective, although the exact amounts and timing cannot be predicted at this time.

NEVADA POWER COMPANY
--------------------

         The causes for significant changes in specific lines comprising the results of operations for NPC are discussed below (in $000's):

                                                     Three Months                                Six Months
                                                     Ended June 30,                             Ended June 30,
                                         --------------------------------------    --------------------------------------
                                                                   Change from                               Change from
                                            2001          2000     Prior Year %       2001          2000     Prior Year %
                                         ---------     ---------   ------------    ----------    ---------   ------------
Electric Operating Revenues ($000):
    Residential                          $ 172,520     $ 125,539      37.4%        $  275,699    $ 209,112      31.8%
    Commercial                              83,573        58,973      41.7%           139,129      105,707      31.6%
    Industrial                             118,603        77,327      53.4%           190,825      132,448      44.1%
                                         ---------     ---------                   ----------    ---------
    Retail  revenues                       374,696       261,839      43.1%           605,653      447,267      35.4%
    Other                                  433,745        17,551    2371.3%           561,800       28,153    1895.5%
                                         ---------     ---------                   ----------    ---------
      Total Revenues                     $ 808,441     $ 279,390     189.4%        $1,167,453    $ 475,420     145.6%
                                         =========     =========                   ==========    =========

    Retail sales in thousands
         of megawatt-hours (MWH)             4,440         4,313       2.9%             7,756        7,461       4.0%

    Average retail revenue per MWH       $   84.39     $   60.71      39.0%        $    78.09    $   59.95      30.3%

         Residential electric revenues increased for the three and six months ended June 30, 2001, over the same periods in 2000 due to increases in both electric rates and the number of customers. Higher rates resulted from cumulative monthly rate increases pursuant to the 2000 Global Settlement and an increase in rates effective March 1, 2001, pursuant to the CEP. For the three and six month periods ended June 30, 2001, the number of residential customers increased by 4.9% and 5.0%, respectively, over the same periods in 2000.

         Commercial and industrial electric revenues also increased for the three and six months ended June 30, 2001, over the same periods in 2000 due to increases in both electric rates and the number of customers. Commercial and industrial rate increases corresponded to those experienced by residential customers. The opening of several new schools and large casinos contributed to the increases in commercial and industrial revenues, diminishing the effect of voluntary energy curtailment practices among these customer classes. For both the three and six month periods ended June 30, 2001, the number of commercial customers increased by 4.4% over the same periods of 2000. For the three and six month periods ended June 30, 2001, the number of industrial customers increased by 7.7% and 8.0%, respectively, over the same periods in 2000.

         The large increases in other electric revenues for the three and six-month periods ended June 30, 2001, over the same periods in 2000 were mainly due to significant increases in risk management activities and wholesale power sales at much higher prices. NPC seeks neither to purchase nor sell energy on a speculative basis. NPC purchases fixed cost energy at a delivery point where the energy can either be delivered to its control area or sold, should NPC not require the energy. The energy is also sold if replacement energy can be obtained less expensively than transporting the energy to the control area. Fewer of these sales have taken place in prior years.

                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

                                       ---------       ---------      ------------       ----------       ---------     ------------

Purchased Power ($000)                 $ 839,538       $ 154,533          443.3%         $1,041,360       $ 208,350         399.8%

Purchased Power in thousands
    of MWHs                                5,217           2,472          111.0%              7,685           3,715         106.9%

Average cost per MWH of
    Purchased Power                    $  160.92       $   62.51          157.4%         $   135.51       $   56.08         141.6%

         Purchased power costs were significantly higher for both the three and six months ended June 30, 2001, than for the same periods of the prior year, as Short-Term Firm and spot market prices, as well as volumes purchased, increased substantially. NPC acquired a portfolio of energy supply contracts sufficient to meet the projected needs of its retail customers in advance of the peak summer period. From time to time and dependent, in part, upon the weather, NPC may sell purchased or generated power on the wholesale market to the extent that supplies exceed the actual energy demands of its retail customers. The benefit of such sales is passed to NPC's retail customers through reduced costs per MWH.

                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

                                       ---------       ---------      ------------       ----------       ---------     ------------

Fuel for Power Generation ($000)       $ 102,258       $ 55,022           85.8%          $ 217,610        $ 92,669        134.8%

Thousands of MWHs generated                2,573          2,453            4.9%              5,074           4,717          7.6%
Average cost per MWH of
     Generated Power                   $   39.74       $  22.43           77.2%          $   42.89        $  19.65        118.3%

         Fuel for generation costs for both the three and six months ended June 30, 2001, were significantly higher than the prior year due to substantial increases in natural gas prices. In addition, volumes generated were higher to accommodate system load.


                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

                                       ---------       ---------      ------------       ----------       ---------     ------------

Deferral of energy costs-net ($000)    $(281,145)      $ 7,486          -3855.6%         $(269,837)       $ 14,274         -1990.4%

         Deferral of energy costs-net decreased significantly for both the three and six months ended June 30, 2001, due to the implementation of deferred energy accounting beginning March 1, 2001. The current year amounts reflect the extent to which actual fuel and purchased power costs exceeded the fuel and purchased power costs recovered through current rates. Deferral of energy costs-net for 2000 represents energy costs that had been deferred in prior periods and were then recovered in the three and six month periods ended June 30, 2000, as a result of deferred energy rate increases granted in 1999.



                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

                                       ---------       ---------      ------------       ----------       ---------     ------------

Allowance for other funds
used during construction ($000)        $    (122)      $   1,062          -111.5%        $     (473)      $   1,842       -125.7%

Allowance for borrowed funds
used during construction ($000)        $     265       $   1,942           -86.4%        $      (87)      $   3,757       -102.3%
                                       ---------       ---------                         ----------       ---------
                                       $     143       $   3,004           -95.2%        $     (560)      $   5,599       -110.0%
                                       =========       =========                         ==========       =========

         The totals of allowance for funds used during construction (AFUDC) for both the three and six months ended June 30, 2001, reflect adjustments to refine amounts assigned to specific components of facilities that were completed in different periods.


                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

          ($000)                       ---------       ---------      ------------       ----------       ---------     ------------

Other operating expense                $  33,750       $  35,134          -3.9%           $  84,522         $ 64,285        31.5%
Maintenance expense                       13,478           9,263          45.5%              26,458           19,084        38.6%
Depreciation and amortization             22,427          21,314           5.2%              44,303           42,730         3.7%
Income taxes                              16,246         (10,446)          N/A              (14,218)          (6,819)      108.5%
Interest charges on long-term debt        18,339          14,253          28.7%              34,959           30,152        15.9%
Interest charges-other                     3,750           4,267         -12.1%               7,713            7,932        -2.8%
Other income (expense) - net               2,747             331         729.9%               3,168              707       348.1%

         Other operating expense for the three-month period ending June 30, 2001, decreased compared with the prior year, as the 2000 amount included nonrecurring executive severance expenses and timing differences in employee benefit expenses. The decrease was offset in part by a current year increase in costs associated with the Clark Station. Other operating expense for the six-month period ending June 30, 2001, increased compared to the same period in 2000 primarily due to a $16.1 million increase in the provision for uncollectible accounts related to the California Power Exchange and a $3 million reserve provision established as a result of AB369.

         Maintenance costs for the three- and six-month periods ending June 30, 2001, increased from the prior year as a result of additional outages at the Reid-Gardner, Mohave, and Clark stations and unplanned maintenance expenses. A shift from generation divestiture activities in 2000 to maintenance activities in 2001 also contributed to the increase.

         The increases in depreciation and amortization expense for the three and six-month periods ended June 30, 2001, compared to the same periods in 2000, reflect an increase in plant-in-service over the prior year.

         For the three-month period ending June 30, 2001, income tax expense replaced an income tax benefit in the same period of 2000 as NPC recorded pre-tax income for the current year period compared with a pre-tax loss for the year-earlier period. However, for the six-months ended June 30, 2001, the income tax benefit increased over the prior year as a result of a larger pre-tax loss in the current year than in 2000.

         Interest charges on long-term debt increased for the three- and six-month periods ending June 30, 2001, compared to the same periods of 2000 due primarily to the issuance of a total of $250 million in floating rate notes in June and August of 2000, and the issuance of $350 million in mortgage bonds in May 2001.

         Interest charges-other decreased for the three- and six-month periods ending June 30, 2001, compared to the same periods of 2000 due to reduced reliance on commercial paper in 2001.

         The increase in Other income (expense) - net for the three- and six-month periods ending June 30, 2001, compared to the same periods of 2000 is due primarily to the recognition in the current year of the carrying charge on deferred fuel and purchased power balances pursuant to AB369.

Financial Condition, Liquidity and Capital Resources

         During the first six months of 2001, NPC incurred a loss of approximately $22.3 million (excluding NPC's equity in the losses of its parent, SPR), and declared no dividends on its common stock, all of which is held by SPR. However, for the three months ended June 30, 2001, NPC earned $33.0 million (excluding NPC's equity in the earnings of its parent, SPR). In June 2001 NPC received a $21.9 million capital contribution from SPR.

         Net cash flows during the six months ended June 30, 2001, were comparable to the same period in 2000. However, net cash flows from operating activities, decreased significantly. This was the result of the combination of a larger loss before preferred dividends and large increases in accounts receivable and deferred energy costs due to increased risk management activities and implementation of AB369, respectively, being only partially offset by an increase in accounts payable. Cash flows from financing activities increased significantly in 2001 compared to 2000 due to a greater net increase in long-term debt in 2001, a decrease in short-term borrowings in 2000, and no common dividend payment in 2001. These increases were offset in part by a decrease in funding from NPC's parent, SPR, from $128 million in 2000 to $21.9 million in 2001.

Construction Expenditures and Financing

         NPC's construction program and capital requirements for the period 2001-2005 were originally discussed in its Annual Report on Form 10-K for the year ended December 31, 2000. Of NPC's amount projected for 2001 ($175 million), $88.9 million (50.8%) was spent as of June 30, 2001. Construction expenditures were funded from sources other than internally generated funds.

         NPC may utilize internally generated cash, the proceeds from secured and unsecured borrowings and preferred securities, and capital contributions from SPR to meet capital expenditure requirements through 2001.

SIERRA PACIFIC POWER COMPANY
----------------------------

         The components of gross margin (net of deferral of energy costs) are set forth below (dollars in thousands):


                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

                                       ---------       ---------      ------------       ----------       ---------     ------------

Operating Revenues:
        Electric                       $ 320,222       $ 176,820           81.1%         $  632,341       $ 334,442         89.1%
        Gas                               21,729          15,755           37.9%             85,894          50,591         69.8%
                                       ---------       ---------                         ----------       ---------
               Total Revenues            341,951         192,575           77.6%            718,235         385,033         86.5%
                                       ---------       ---------                         ----------       ---------

Energy Costs:
        Electric                         252,894         116,031          118.0%            513,454         194,787        163.6%
        Gas                               16,868          10,374           62.6%             69,267          33,601        106.1%
                                       ---------       ---------                         ----------       ---------
               Total Energy Costs        269,762         126,405          113.4%            582,721         228,388        155.1%
                                       ---------       ---------                         ----------       ---------
                    Gross Margin       $  72,189       $  66,170            9.1%         $  135,514       $ 156,645        -13.5%
                                       =========       =========                         ==========       =========

Gross Margin by Segment:
        Electric                       $  67,328       $  60,789           10.8%         $  118,887       $ 139,655        -14.9%
        Gas                                4,861           5,381           -9.7%             16,627          16,990         -2.1%
                                       ---------       ---------                         ----------       ---------
               Total                   $  72,189       $  66,170            9.1%         $  135,514       $ 156,645        -13.5%
                                       =========       =========                         ==========       =========

         The causes for significant changes in specific lines comprising the results of operations for SPPC are discussed below:


                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

                                       ---------       ---------      ------------       ----------       ---------     ------------

Electric Operating Revenues ($000):
     Residential                       $  46,965       $  38,279           22.7%         $   98,474       $  86,190         14.3%
     Commercial                           60,120          48,627           23.6%            111,294          93,426         19.1%
     Industrial                           65,323          48,900           33.6%            119,908          94,014         27.5%
                                       ---------       ---------                         ----------       ---------
     Retail  revenues                    172,408         135,806           27.0%            329,676         273,630         20.5%
     Other                               147,814          41,014          260.4%            302,665          60,812        397.7%
                                       ---------       ---------                         ----------       ---------
       Total Revenues                  $ 320,222       $ 176,820           81.1%         $  632,341       $ 334,442         89.1%
                                       =========       =========                         ==========       =========

     Retail sales in thousands of
       megawatt-hours (MWH)                2,096           2,131           -1.6%              4,229           4,248         -0.4%

     Average retail revenue per MWH    $   82.26       $   63.73           29.1%         $    77.96       $   64.41         21.0%

         Retail electric revenues increased for both the three and six-month periods ended June 30, 2001, over the same periods in 2000 due to increases in rates offsetting small reductions in demand. Higher rates resulted from cumulative monthly rate increases pursuant to the 2000 Global Settlement and an increase in rates effective March 1, 2001, pursuant to the CEP. Demand by commercial and industrial customers decreased in part from voluntary curtailment programs, which were offset by continued growth in the number of customers. Demand by residential customers increased due to 10% increases in both heating degree-days and cooling degree-days.

         The large increases in other electric revenues for the three and six-month periods ended June 30, 2001, over the same periods in 2000 were mainly due to significant increases in risk management activities and wholesale power sales at much higher prices. SPPC seeks neither to purchase nor sell energy on a speculative basis. SPPC purchases fixed cost energy at a delivery point where the energy can either be delivered to its control area or sold, should SPPC not require the energy. The energy is also sold if replacement energy can be obtained less expensively than transporting the energy to the control area. Fewer of these sales have taken place in prior years.


                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

                                       ---------       ---------      ------------       ----------       ---------     ------------

Gas Operating Revenues ($000):
      Residential                      $  10,130       $   6,212          63.1%          $   31,754       $  22,938         38.4%
      Commercial                           5,423           3,292          64.7%              16,064          11,716         37.1%
      Industrial                           1,998           2,111          -5.4%               6,629           5,457         21.5%
      Miscellaneous                          111             595         -81.3%                 628           1,008        -37.7%
                                       ---------       ---------                         ----------       ---------
      Total retail revenue                17,662          12,210          44.7%              55,075          41,119         33.9%
      Wholesale revenue                    4,067           3,545          14.7%              30,819           9,472        225.4%
                                       ---------       ---------                         ----------       ---------
        Total Revenues                 $  21,729       $  15,755          37.9%          $   85,894       $  50,591         69.8%
                                       =========       =========                         ==========       =========

      Retail sales in thousands
        of decatherms                      2,190           1,938          13.0%               7,483           7,066          5.9%

      Average retail revenues per
        decatherms                     $    8.06       $    6.30          28.0%          $     7.36       $    5.82         26.5%

         The three months ended June 30, 2001, reflected increased gas revenues from residential and commercial customers compared to the prior year, primarily as a result of the rate increase approved by the PUCN that took effect February 1, 2001. The increase in retail revenues was due, to a lesser extent, to an increase in heating-degree days.

         SPPC's wholesale gas revenues increased significantly for the six months ended June 30, 2001, and increased approximately 15% for the second quarter, over the same periods in 2000 in response to risk management activities. SPPC seeks neither to purchase nor sell gas on a speculative basis.


                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

                                       ---------       ---------      ------------       ----------       ---------     ------------

Purchased Power ($000):                $ 248,608       $  71,949          245.5%         $  399,595       $ 121,429        229.1%

Purchased Power in thousands
  of MWHs                                  1,703           1,706           -0.2%              3,150           3,299         -4.5%
Average cost per MWH of
    Purchased Power                    $  145.98       $   42.17          246.1%         $   126.86       $   36.81        244.6%

         Purchased power costs were higher for both the three and six-month periods ended June 30, 2001, than the prior year because SPPC fulfilled more of its total energy requirements with more expensive Short-Term Firm purchased power. SPPC also engaged in additional risk management activities at prices that were substantially higher.

                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

                                       ---------       ---------      ------------       ----------       ---------     ------------

Fuel for Power Generation ($000)       $  85,041       $  44,082           92.9%         $  187,594       $  73,358        155.7%

Thousands of MWHs generated                1,492           1,343           11.1%              3,075           2,543         20.9%

Average fuel cost per MWH
  of Generated Power                   $   57.00       $   32.82           73.6%         $    61.01       $   28.85        111.5%

         Fuel for generation costs for the three and six-month periods ended June 30, 2001, were substantially higher than for the prior year as natural gas prices increased significantly and volumes generated were higher to accommodate system load when generation was less expensive than purchased power.


                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

                                       ---------       ---------      ------------       ----------       ---------     ------------

Gas Purchased for Resale ($000)
     Retail                            $  18,158       $   7,760          134.0%         $   69,843       $  24,898        180.5%
     Wholesale                             7,013           3,710           89.0%             25,871           9,423        174.6%
                                       ---------       ---------                         ----------       ---------
     Total                             $  25,171       $  11,470          119.5%         $   95,714       $  34,321        178.9%
                                       =========       =========                         ==========       =========

Gas Purchased for Resale - retail
    (thousands of decatherms)              2,314           1,945           19.0%              8,030           6,585         21.9%

Average cost per retail decatherm      $    7.85       $    3.99           96.7%         $     8.70       $    3.78        130.0%

         The cost of retail gas purchased for resale increased for the three and six-month periods ended June 30, 2001, compared to the prior year due to substantially higher gas prices. The increase in the cost of wholesale gas purchased over the prior year reflects higher prices as well as costs associated with risk management activities.


                                                          Three Months                               Six Months
                                                         Ended June 30,                            Ended June 30,
                                            ---------------------------------------    ---------------------------------------
                                                                       Change from                                Change from
                                               2001          2000      Prior Year %       2001           2000     Prior Year %
                                            ---------     ---------    ------------    ----------     ---------   ------------
Deferral of energy costs-net ($000)
   Purchased Power and Fuel for Power
     Generation                               (80,755)           --         N/A           (73,735)           --       N/A
   Gas Purchased for Resale                    (8,303)       (1,096)       657.6%         (26,447)         (720)     3573.2%
                                            ---------     ---------                    ----------     ---------
                Total                       $ (89,058)    $  (1,096)      8025.7%      $ (100,182)    $    (720)    13814.2%
                                            =========     =========                    ==========     =========

         For both the three and six months ended June 30, 2001, SPPC recorded significant Deferral of energy costs-net for purchased power and fuel for generation due to the implementation of deferred energy accounting beginning March 1, 2001. The current year amounts reflect the extent to which actual fuel and purchased power costs exceeded the fuel and purchased power costs recovered through current rates. SPPC did not utilize deferred energy accounting for its electric operations in 2000.

         Deferral of energy costs-net for gas purchased for resale increased substantially for both the three and six month periods ended June 30, 2001, over the prior year because SPPC is recording higher undercollections of such costs than in 2000. Revenue received from the base purchased gas rates did not cover the increased cost of natural gas experienced by SPPC.


                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

                                       ---------       ---------      ------------       ----------       ---------     ------------

Allowance for other funds used
    during construction ($000)         $     (30)      $      74          -140.5%        $     (214)      $     134        -259.7%

Allowance for borrowed funds used
    during construction ($000)               423             551           -23.2%               377              969         -61.1%
                                       ---------       ---------                          ---------       ----------
                                       $     393       $     625           -37.1%         $     163       $    1,103         -85.2%
                                       =========       =========                          =========       ==========

         The totals of allowance for funds used during construction (AFUDC) for both the three and six months ended June 30, 2001, reflect adjustments to refine amounts assigned to specific components of facilities that were completed in different periods.


                                                      Three Months                                        Six Months
                                                     Ended June 30,                                     Ended June 30,
                                       -------------------------------------------       -------------------------------------------

                                                                      Change from                                       Change from
                                          2001            2000        Prior Year %          2001             2000       Prior Year %

         (In 000's)                    ---------       ---------      ------------       ----------       ---------     ------------

Other operating expense                $ 23,174        $ 26,564            -12.8%        $   50,868       $  49,720          2.3%
Maintenance expense                       6,676           4,753             40.5%            12,000           8,822         36.0%
Income taxes                              1,464             884             65.6%              (656)         12,778       -105.1%
Interest charges on long-term debt       12,529           8,379             49.5%            23,099          15,908         45.2%
Interest charges - other                  3,022           4,079            -25.9%             5,982           7,171        -16.6%
Other income (expense) - net              1,499            (966)          -255.2%             1,013          (1,239)      -181.8%

         Other operating expense for the three-month period ending June 30, 2001, decreased compared with the prior year, as the 2000 amount included nonrecurring executive severance expenses and timing differences in employee benefit expenses. Other operating expense for the six-month period ending June 30, 2001, increased compared to the same period in 2000 primarily due to a $3.5 million increase in the provision for uncollectible accounts related to the California Power Exchange and a $2.7 million reserve provision established as a result of AB369. The increase was offset, in part, by reductions in labor costs, and consulting and legal fees.

         Maintenance costs for the three and six-month periods ended June 30, 2001 were higher compared to the same periods in 2000 primarily due to increased expenses related to the combustion turbines at the Winnemucca and Clark Mountain generation facilities.

         Income taxes were higher for the three-month period ending June 30, 2001, compared to the prior year reflecting an increase in pre-tax income from continuing operations. However, for the six-months ended June 30, 2001, an income tax benefit replaced income tax expense in the same period of 2000 as SPPC recorded a pre-tax loss from continuing operations for the current year period compared with pre-tax income from continuing operations for the year-earlier period.

         Interest charges on long-term debt increased for the three- and six-month periods ending June 30, 2001, compared to the same periods of 2000 due primarily to the issuance of $200 million in floating rate notes in June of 2000, and the issuance of $320 million in mortgage bonds in May 2001.

         Interest charges-other decreased for the three- and six-month periods ending June 30, 2001, compared to the same periods of 2000 due to reduced reliance on commercial paper in 2001.

         The change in Other income (expense) - net from net expense to net income for the three- and six-month periods ending June 30, 2001, compared to the same periods of 2000 is due primarily to the recognition in the current year of the carrying charge on deferred fuel and purchased power balances pursuant to AB369.

Financial Condition, Liquidity and Capital Resources

         During the first six months of 2001, SPPC incurred a loss of $151,000 from continuing operations before preferred stock dividends. However, for the three months ended June 30, 2001, SPPC earned $3.8 million from continuing operations before preferred stock dividends. During the first six months of 2001, SPPC paid $1.95 million in dividends to holders of its preferred stock and paid $76 million in dividends on its common stock, all of which is held by its parent, SPR. In June 2001 SPPC received a $4.9 million capital contribution from SPR.

         Net cash flows during the six months ended June 30, 2001, were comparable to the same period in 2000 as a result of an increase in net cash flows from investing activities offsetting decreases in net cash flows from both operating activities and financing activities. The increase in net cash flows from investing activities resulted from the sale of the assets of SPPC's water business. The decrease in net cash flows from operating activities in 2001 compared to 2000 was primarily the result of increases in accounts receivable and deferred energy costs due to increased risk management activities and implementation of AB369, respectively. The decrease in cash flows from financing activities was mainly due to a decrease in net long-term debt issued and an increase in common dividends paid in 2001.

Construction Expenditures and Financing

         SPPC's construction program and capital requirements for the period 2001-2005 were originally discussed in its Annual Report on Form 10-K for the year ended December 31, 2000. Of SPPC's amount projected for 2001 ($125 million), $57.5 million (46.0%) was spent as of June 30, 2001. Construction expenditures were funded from sources other than internally generated funds.

         SPPC may utilize internally generated cash, the proceeds from secured and unsecured borrowings and preferred securities, and capital contributions from SPR to meet capital expenditure requirements through 2001.

Sierra Pacific Resources (Holding Company)
------------------------------------------

         The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of the holding company. The holding company operating results included a charge of approximately $22 million recognized as a result of the termination of the PGE acquisition. The holding company also recognized higher interest costs, $27.8 million in 2001 and $17.2 million in 2000, due to the issuance of a total of $600 million in debt in April and May of 2000.

Tuscarora Gas Pipeline Company
------------------------------

         The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Tuscarora Gas Pipeline Company
(TGPC), a wholly owned subsidiary of SPR. For the three-and six-month periods ended June 30, 2001, TGPC contributed $.6 million and $1.3 million, respectively, in net income. For the three-and six-month periods ended June 30, 2000, TGPC contributed $.5 million and $1.1 million, respectively, in net income.

e-three
--------

         The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of e-three, a wholly owned subsidiary of SPR. For the three months ended June 30, 2001, e-three contributed $.2 million in net income; e-three incurred a net loss of $.1 million for the six months ended June 30, 2001. For the three-and six-month periods ended June 30, 2000, e-three contributed $.1 million and $.3 million, respectively, in net income.

Sierra Pacific Energy Company
-----------------------------

         The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Sierra Pacific Energy Company (SPE), a wholly owned subsidiary of SPR. For the three- and six-month periods ended June 30, 2001, SPE incurred net losses of $71,000 and $158,000, respectively. SPE incurred net losses of $.5 million and $3.8 million, respectively, for the three- and six-month periods ended June 30, 2000. The losses are the result of costs incurred to exit the retail energy-sales business.

Sierra Pacific Communications
-----------------------------

         The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Sierra Pacific Communications (SPC), a wholly owned subsidiary of SPR. For the three- and six-month periods ended June 30, 2001,

SPC incurred net losses of $396,000 and $769,000, respectively. SPC incurred net losses of $14,000 and $75,000, respectively, for the three- and six-month periods ended June 30, 2000.

                      PORTLAND GENERAL ELECTRIC ACQUISITION
                      -------------------------------------

         On April 26, 2001, SPR and Enron Corp. announced that they had mutually agreed to terminate their agreement for SPR's purchase of Enron's wholly owned subsidiary, Portland General Electric (PGE). In negotiating the mutual termination, SPR agreed to share certain expenses which Enron Corp and PGE had incurred for the proposed transaction. The Condensed Consolidated Statement of Income of SPR for the six months ended June 30, 2001, reflects a charge in connection with the planned purchase of PGE of $22 million, including approximately $7.5 million representing a termination payment for shared expenses.

                             GENERATION DIVESTITURE
                             ----------------------

         As a condition to its approval of the merger between SPR and NPC, the PUCN required the Utilities to file a Divestiture Plan for the sale of their electric generation assets. The PUCN approved a revised Divestiture Plan stipulation in February 2000. In May 2000 an agreement was announced for the sale of NPC's 14% undivided interest in the Mohave Generating Station ("Mohave"). In the fourth quarter of 2000 the Utilities announced agreements to sell six additional bundles of generation assets described in the approved Divestiture Plan. The sales were subject to approval and review by various regulatory agencies. For additional information, see the Annual Report on Form 10-K for the year ended December 31, 2000.

         As described above, AB369, which was signed into law on April 18, 2001, prohibits until July 2003 the sale of generation assets and directs the PUCN to vacate any of its orders that had previously approved generation divestiture transactions. In January 2001, California enacted a law that prohibits until 2006 any further divestiture of generation properties by California utilities, including SPPC, and could also affect any sale of NPC's interest in Mohave after July 2003 since the majority owner of that project is Southern California Edison. In addition SPPC's request for an exemption from the requirements of a separate California law requiring approval of the California Public Utilities Commission (CPUC) to divest its plants was denied, subject to future refiling.

         As a result of these legislative and regulatory developments, the Utilities are engaged in discussions with the buyers of the generation assets regarding the termination of the sales agreements and the related energy buyback contracts and interconnection agreements. As of June 30, 2001, NPC and SPPC incurred costs of approximately $9.5 million and $13.8 million, respectively, in order to prepare for the sale of generation assets. NPC and SPPC plan to request recovery of these costs.

                             SALE OF WATER BUSINESS
                             ----------------------

         On June 11, 2001, SPPC closed the sale of its water business to the Truckee Meadows Water Authority (TMWA) for $341 million. SPPC recorded a $25.8 million gain on the sale, net of income taxes of $18.2 million. Pursuant to a stipulation entered into in connection with the sale and approved by the PUCN, SPPC is required to refund to customers $21.5 million of the proceeds from the sale. The refund will be credited on the electric bills of SPPC's former water customers over a period not to exceed fifteen months after the close of the sale. Under a service contract with TMWA, SPPC will provide, on an interim basis, customer service, billing, and meter reading services to TMWA. Transfer of the hydroelectric facilities included in the sale for an additional $8 million will require action by the CPUC. The sale agreement contemplates a second closing for the hydroelectric facilities to accommodate the CPUC's review of the transaction. Not included in the sale was certain property along the Truckee River related to the hydroelectric facilities and in California at Independence Lake. SPPC will continue to own this property with the intent of a possible future sale.

                               REGULATORY MATTERS
                               ------------------

         Substantially all of the utility operations of both Utilities are conducted in Nevada. As a result both companies are subject to utility regulation within Nevada and, therefore, deal with many of the same regulatory issues.

FERC Matters (NPC, SPPC)
------------------------

Price Mitigation Plan

         On June 19, 2001, the FERC adopted a price mitigation plan applicable to wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. The price mitigation plan establishes a mechanism with which to determine the maximum amount that may be charged for power sold during this period. The intent of the mitigation plan is to simulate the price that might be charged for electricity sold under competitive market conditions. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the Western Systems Coordinating Council for the duration of the mitigation plan.

The Utilities are not able to predict at this time the extent to which the FERC price mitigation plan may affect their results of operations. It is possible, however, under certain market conditions, that the FERC plan may adversely affect the availability of spot market power to the Utilities and may reduce the price at which the Utilities can sell power on the wholesale market. SPR recently joined with two utilities in Washington and Oregon to seek changes to the FERC plan on the basis that the price caps are unfair to electric customers who reside outside of California.

Regional Transmission Organization and Independent Transmission Company

         NPC and SPPC are members of a proposed regional transmission organization (RTO West) and a proposed independent transmission company (TransConnect). On April 25, 2001, FERC gave preliminary approval for both RTO West and TransConnect. Both organizations remain subject to approvals from state regulators and the board of directors of each member company. See the Utilities' Annual Report on Form 10-K for the year ended December 31, 2000, for additional information about RTO West and TransConnect.

Wholesale Sales Tariffs

         On March 13, 2001, SPPC and NPC each filed an application for an order approving market-based rates. The market-based authority would apply to sales of electric energy and capacity outside of the Utilities' control areas.

Nevada Matters
--------------

Optional Conservation Service (NPC, SPPC)

         On April 19, 2001, the PUCN approved new NPC and SPPC electric rates for Optional Conservation Service (Schedule OC). Schedule OC allows the Utilities to request customers with demand greater than 1 MW to voluntarily curtail their load when there is an economic or system need for capacity and energy. Customers who curtail load will receive a billing credit.

Parallel Generation Tariffs (NPC, SPPC)

         On May 11, 2001, NPC and SPPC filed with the PUCN revisions to existing tariffs that will allow customers to interconnect standby generators in parallel with the Utilities facilities. These changes will allow customers meeting specific requirements to utilize their standby generators in support of the Optional Conservation Service tariffs during times of power shortages or higher prices.

Finance Authority (NPC, SPPC)

         On June 19, 2001, NPC and SPPC filed with the PUCN asking for approval to issue long or short-term debt on either a secured or unsecured basis in an aggregate amount not to exceed $200 million and $100 million, respectively, through the end of 2002. The Utilities also filed on June 19, 2001, applications to amend an order issued by the PUCN allowing each of the Utilities to issue unsecured short-term promissory notes in an amount not to exceed $250 million through the period ending December 31, 2001. In the application the Utilities have requested that the PUCN amend its previous order to provide the Utilities with the flexibility to issue secured promissory notes in addition to, or in lieu of, the authorized unsecured promissory notes.

Natural Gas Rate Increase (SPPC)

         On June 29, 2001, SPPC filed with the PUCN a request seeking a natural gas rate increase. The Purchase Gas Adjustment (PGA) filing was made requesting an increase in gas rates of $63 million annually. If the increase is granted, an average residential customer's monthly bill will increase by approximately 55% or $27.43.

California Matters (SPPC)
-------------------------

Rate Stabilization Plan

         SPPC serves approximately 44,500 customers in California. On June 29, 2001, SPPC filed with the CPUC a Rate Stabilization Plan, which includes two phases. Phase One, which was also filed June 29, 2001, is an emergency electric rate increase of $10.2 million annually or 26%. If granted, the typical residential monthly electric bill for a customer using 650 kilowatt-hours would increase from approximately $47.12 to $60.12. SPPC has asked that the rate become effective August 1, 2001. Phase Two, which is scheduled to be filed with the CPUC in January 2002, will be a general rate case to recover costs for expenses other than fuel and purchased power. SPPC will also ask the CPUC to reinstate the Energy Cost Adjustment

Clause, which would allow SPPC to file for periodic rate adjustments to reflect its actual costs for wholesale energy supplies. Phase Two will also include a proposal pertaining to the termination of the 10% rate reduction mandated by AB 1890, and a modification of the distribution performance ratemaking mechanism
(PBR) previously agreed to by all parties.

Distribution Performance-based Rate-making (PBR)

         Hearings on SPPC's distribution PBR proposal were held on April 2, 2001. An outline of the settlement reached by SPPC, the CPUC Office of Ratepayer Advocates, and The Utility Reform Network resolving all issues was presented during the hearing. On May 11, 2001, a formal joint settlement was submitted to the Administrative Law Judge. To date there has been no formal action on the filed joint settlement.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

         See SPR's Annual Report on Form 10-K for the year ended December 31, 2000, for quantitative and qualitative disclosures about market risk. There have been no material changes to the information previously disclosed in that report, except as described in the following discussion.

         The Utilities described in their Annual Report on Form 10-K for the year ended December 31, 2000, that they were primarily exposed to commodity price risk for changes in the market price of electricity as well as changes in fuel costs incurred to generate electricity. However, on April 18, 2001, the Governor of Nevada signed into law AB369, which provides, among other requirements, a reinstatement of deferred energy accounting for electric utilities. AB369 requires both Utilities to utilize deferred energy accounting for their respective electric operations beginning on March 1, 2001. The intent of deferred energy accounting is to ease the effect of fluctuations in the cost of purchased power and fuel. To the extent actual fuel and purchased power costs exceed amounts collected through rates, deferred energy accounting provides a mechanism to collect the excess amounts through adjustments to rates in future time periods, subject to PUCN review of prudency and other matters. The Utilities are also permitted to record a carrying charge on uncollected deferred balances. Deferred energy accounting significantly affects the commodity price risk associated with the Utilities' purchased power and fuel costs. See "Nevada Energy Legislation" in Item 2, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, above, for more information regarding deferred energy accounting and AB369.

         Also See Item 2, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, above, for a discussion of rate increases permitted under the Global Settlement and the CEP, and the estimated future revenues that will be provided by those increases.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         As discussed in SPR's Annual Report on Form 10-K for the year ending December 31, 2000, Sierra Touch America LLC ("STA"), is a partnership between SPR's wholly owned subsidiary, Sierra Pacific Communications ("SPC"), and Touch America, a subsidiary of Montana Power Company. STA is constructing and will operate a fiber optic line between Salt Lake City, Utah and Sacramento, CA. SPC's share is approximately $25 million of a total estimated construction cost of $130 million. Williams Communications, LLC ("Williams") has filed a complaint in United States District Court alleging that STA has failed to make timely payment on invoices totaling $23.4 million in connection with a construction agreement between Williams and STA whereby Williams is to construct a fiber optic telecommunications route. STA has not approved certain payments because of questions about invoicing and the quality of work performed by Williams. Although SPC's ultimate liability, if any, in this matter is presently difficult to estimate, Management believes that the final outcome is not likely to have a material adverse effect on SPR's financial position.

         Although SPR, NPC, and SPPC are involved in other ongoing litigation on a variety of matters, in management's opinion none individually or collectively are material to SPR's, NPC's, or SPPC's financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2001 Annual Meeting of the Shareholders of Sierra Pacific Resources was held on May 21, 2001. SPR solicited proxies pursuant to Regulation 14 under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the nominees for Director listed in the proxy statement, and all such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of shareholders as follows.

         Reelected to SPR's Board of Directors to serve until the Annual Meeting in 2004, or until their successors are elected, were:

                James R. Donnelley
                Votes For:                          65,348,624
                Votes Against or Withheld:           1,928,013

                Walter M. Higgins
                Votes For:                          64,799,411
                Votes Against or Withheld:           2,477,226

                John F. O'Reilly
                Votes For:                          65,365,329
                Votes Against or Withheld:           1,911,308


ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed with this Form 10-Q:

Nevada Power Company

4.1      (a)      General and Refunding Mortgage Indenture, dated as of May 1,
                  2001, between Nevada Power Company and The Bank of New York, as Trustee.

         (b) First Supplemental Indenture, dated as of May 1, 2001, establishing Nevada Power Company's 8.25% General and Refunding Mortgage Bonds, Series A, due June 1, 2011.

         (c) Officer's Certificate establishing the terms of Nevada Power Company's 8.25% General and Refunding Mortgage Bonds, Series A, due June 1, 2011.

         (d) Form of Nevada Power Company's 8.25% General and Refunding Mortgage Bonds, Series A, due June 1, 2011.


Sierra Pacific Power Company

4.2      (a)      General and Refunding Mortgage Indenture, dated as of May 1,
                  2001, between Sierra Pacific Power Company and The Bank of New
                  York, as Trustee.

         (b) First Supplemental Indenture, dated as of May 1, 2001, establishing Sierra Pacific Power Company's 8% General and Refunding Mortgage Bonds, Series A, due June 1, 2008.

         (c) Officer's Certificate establishing the terms of Sierra Pacific Power Company's 8% General and Refunding Mortgage Bonds, Series A, due June 1, 2008.

         (d) Form of Sierra Pacific Power Company's 8% General and Refunding Mortgage Bonds, Series A, due June 1, 2008.

(b)      Reports on Form 8-K:

Form 8-K filed on April 16, 2001, by SPR - Item 5, Other Events

         Disclosed, and included as an exhibit, SPR's press release dated April 13, 2001, announcing that SPR would not be paying the dividend historically paid on May 1st.

Form 8-K filed on April 17, 2001, by SPPC - Item 5, Other Events

         Disclosed that the Nevada Legislature was considering various bills including Assembly Bill 369 (AB369) that, if enacted, could have a material effect on SPPC. See below for additional information on AB369.

         Item 7, Financial Statements and Exhibits

         Presented the unaudited pro forma financial statements of SPPC showing the effect of the proposed sale of SPPC's water business.

Form 8-K filed on April 20, 2001, by SPR, NPC, and SPPC - Item 5, Other Events

         Disclosed, and included as an exhibit, SPR's press release dated April 18, 2001, announcing that Assembly Bill 369 (AB369) was passed by the Nevada Legislature, signed by the governor, and effective immediately.

Form 8-K filed on April 27, 2001, by SPR, NPC, and SPPC - Item 5, Other Events

         Disclosed, and included as an exhibit, SPR's press release dated April 26, 2001, announcing that SPR and Enron Corp mutually agreed to terminate their purchase and sale agreement for Enron's wholly owned electric utility subsidiary, Portland General Electric.

Form 8-K filed on May 18, 2001, by SPPC - Item 7, Financial Statements and Exhibits

         Presented updated unaudited pro forma financial statements of SPPC showing the effect of the proposed sale of SPPC's water business.

Form 8-K filed on June 25, 2001, by SPPC - Item 2, Acquisition or Disposition of Assets

         Disclosed that on June 11, 2001, SPPC completed the sale of its water business assets (excluding hydroelectric generation assets) to the Truckee Meadows Water Authority.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                       Sierra Pacific Resources
                                       ------------------------
                                             (Registrant)

Date:      August 9, 2001              By: /s/ DENNIS D. SCHIFFEL
           --------------                  ----------------------------------
                                           Dennis D. Schiffel
                                           Senior Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date:      August 9, 2001              By: /s/ JOHN E. BROWN
           --------------                  ----------------------------------
                                           John E. Brown
                                           Controller
                                           (Principal Accounting Officer)


                                       Nevada Power Company
                                       --------------------
                                          (Registrant)

Date:      August 9, 2001              By: /s/ DENNIS D. SCHIFFEL
           --------------                  ----------------------------------
                                           Dennis D. Schiffel
                                           Senior Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date:      August 9, 2001              By: /s/ JOHN E. BROWN
           --------------                  ----------------------------------
                                           John E. Brown
                                           Controller
                                           (Principal Accounting Officer)


                                       Sierra Pacific Power Company
                                       ----------------------------
                                             (Registrant)

Date:      August 9, 2001              By: /s/ DENNIS D. SCHIFFEL
           --------------                  ----------------------------------
                                           Dennis D. Schiffel
                                           Senior Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date:      August 9, 2001              By: /s/ JOHN E. BROWN
           --------------                  ----------------------------------
                                           John E. Brown
                                           Controller
                                           (Principal Accounting Officer)