Form 10-K405
period 2001-12-31
SIERRA PACIFIC RESOURCES /NV/; SIERRA PACIFIC POWER CO; NEVADA POWER CO
filed 2002-03-20
CIK 741508, 90144, 71180

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

               7 3/4% Cumulative Quarterly Trust Issued                           New York Stock Exchange
               Preferred Securities, issued by NVP Capital III
Securities registered pursuant to Section 12(g) of the Act:
            Securities of Sierra Pacific Power Company:
            ------------------------------------------
               Class A Preferred Stock, Series I, $25 stated value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    X        No ________
       -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

State the aggregate market value of the voting stock held by non-affiliates. As of March 15, 2002: $ 1,665,622,642

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
  Common Stock, $1.00 par value, of Sierra Pacific Resources Outstanding at March 15, 2002: 102,110,536 Shares
Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $1.00 stated value, of Nevada Power Company.
Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $3.75 par value, of Sierra Pacific Power Company.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Sierra Pacific Resources' definitive proxy statement to be filed in connection with the annual meeting of shareholders, to be held May 6, 2002, are incorporated by reference into Part III hereof.

This combined Annual Report on Form 10-K is separately filed by Sierra Pacific Resources, Nevada Power Company and Sierra Pacific Power Company. Information contained in this document relating to Nevada Power Company is filed by Sierra Pacific Resources and separately by Nevada Power Company on its own behalf. Nevada Power Company makes no representation as to information relating to Sierra Pacific Resources or its subsidiaries, except as it may relate to Nevada Power Company Information contained in this document relating to Sierra Pacific Power Company is filed by Sierra Pacific Resources and separately by Sierra Pacific Power Company on its own behalf. Sierra Pacific Power Company makes no representation as to information relating to Sierra Pacific Resources or its subsidiaries, except as it may relate to Sierra Pacific Power Company
===============================================================================

                            SIERRA PACIFIC RESOURCES
                           ANNUAL REPORT ON FORM 10-K

                                    CONTENTS

PART I ......................................................................................................     3

 Item 1.  Business ..........................................................................................     3
   Sierra Pacific Resources .... ............................................................................     3
   Nevada Power Company ........ ............................................................................     5
   Sierra Pacific Power Company .............................................................................    14
 Item 2.  Properties ........................................................................................    32
 Item 3.  Legal Proceedings .................................................................................    33
 Item 4.  Submission Of Matters To A Vote Of Security Holders ...............................................    33

PART II .....................................................................................................    34

 Item 5.  Market For The Registrant's Common Stock And Related Stockholder Matters ..........................    34
 Item 6.  Selected Financial Data ...........................................................................    36
 Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations .............    38
   Sierra Pacific Resources .................................................................................    43
   Nevada Power Company .....................................................................................    50
   Sierra Pacific Power Company .............................................................................    57
 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ......................................    79
 Item 8.  Financial Statements and Supplementary Data .......................................................    82
   Notes to Financial Statements ............................................................................   100
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............   148

PART III ....................................................................................................   149

 Item 10.   Directors and Executive Officers of the Registrant ..............................................   149
 Item 11.   Executive compensation ..........................................................................   155
 Item 12.   Security Ownership of Certain Beneficial Owners and Management ..................................   161
 Item 13.   Certain Relationships and Related Transactions ..................................................   162

PART IV .....................................................................................................   166

 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .................................   166
Signatures ..................................................................................................   168

                           FORWARD LOOKING STATEMENTS

         The discussion of forward looking statements in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, is incorporated herein by reference.

                                     PART I

Item 1.  BUSINESS

                            SIERRA PACIFIC RESOURCES
                            ------------------------

      Sierra Pacific Resources, hereafter known as SPR, was incorporated under Nevada law on December 12, 1983. SPR's mailing address is P.O. Box 30150 (6100 Neil Road), Reno, Nevada 89520-3150 (89511).

      SPR has eight primary, wholly owned subsidiaries: Nevada Power Company
(NPC), Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company
(TGPC), Sierra Pacific Communications (SPC), Sierra Energy Company, dba e. three (e. three), Sierra Pacific Energy Company (SPE), Lands of Sierra (LOS) and Nevada Electric Investment Company (NEICO). NPC and SPPC are referred to together in this report as the "Utilities".

                     AN EXPLANATION OF THE REPORTING FORMAT

      The merger between SPR and NPC on July 28, 1999 was treated for accounting purposes as a reverse acquisition and deemed to have occurred on August 1, 1999. As a result, for financial reporting and accounting purposes, NPC was considered the acquiring entity under Accounting Principles Board Opinion No. 16, Business Combinations, even though SPR became the legal parent of NPC. Because of this accounting treatment, the financial information for the year ended December 31, 1999 reflects the acquisition of SPR by NPC on August 1, 1999. Therefore, the results of operations for that year reflect twelve months of information for NPC and five months of information for SPR and its pre-merger subsidiaries. This presentation is carried forward to the notes to the financial statements.

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

    INDUSTRY AND REGIONAL PROBLEMS AFFECTING The Utilities (NPC and SPPC)
    ---------------------------------------------------------------------

Electric Utility Trends

      The year 2001 was challenging and unpredictable for the electric utility industry, marked by volatile and uncharacteristic power prices, deterioration in the credit quality of a number of utilities and power merchants, bankruptcy of a major California utility and a major Houston based energy trading company, and increased involvement and oversight by government and regulators.

      Dramatic increases in wholesale power prices that began in 2000 continued into the first half of 2001, particularly in the West. Rolling blackouts occurred in California. Wholesale energy prices in the West peaked in the spring at levels up to four times what they were in the prior year. While continuing blackouts and high power prices were predicted in the second half of the year, they did not materialize. Instead, power prices moderated largely because of mild weather across the United States, lower natural gas prices, conservation in California, and the imposition by the FERC of federal price caps in California and eleven western states, including Nevada (see Regulation and Rate Proceedings, FERC Matters in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations). Remaining as a result of this energy price volatility is a long list of policy, regulatory, business and financial issues, many of which are being addressed at both state and federal levels.

      California continues to influence the region. In California, continued high prices during the first half of the year and the lack of adequate rate relief led to an inability to purchase energy, and credit problems and defaults for the state's three largest utilities. In April 2001, Pacific Gas & Electric Company filed for bankruptcy. The State of California took on the role of energy buyer through its Department of Water Resources and funded billions of dollars for short and long-term energy purchases which it plans to fund through the issuance of bonds. While California's regulatory and policy issues are specific to California, the state's problems exacerbated western energy problems and left a mark throughout the region as western states continue to struggle with the question of who should pay large fuel and purchased power balances.

      Like other utilities in the West, the Utilities, which operate principally in Nevada, have been significantly impacted by increased wholesale prices. High fuel and power costs have led to large financing requirements, liquidity constraints and depressed earnings. In Nevada, emergency legislation, Assembly Bill (AB) 369, was enacted in April 2001 to control volatility in the price of retail electricity in Nevada and to ensure the Utilities the financial resources to provide adequate and reliable electric service. To achieve these purposes, AB 369 allows the Utilities to recover in future periods their costs for wholesale power and fuel, subject to regulatory review for prudency. NPC filed for recovery of deferred energy balances on December 1, 2001 and SPPC filed for recovery of deferred energy balances on February 1, 2002. The businesses of SPR, NPC, and SPPC are substantially dependent upon the outcomes of these proceedings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further legislative and regulatory discussions. Also in December, the Utilities filed an action under Section 206 of the Federal Power Act seeking a rollback of wholesale power prices and refunds.

      High energy prices, power shortages, and a push at state and federal levels for increased supply resulted in an unprecedented number of new power plant project announcements nationally and in Nevada - mostly unregulated and mostly natural gas-fired. Some power plants have been built or are under construction. NPC is constructing transmission facilities to interconnect new merchant plants being built in southern Nevada (see Nevada Power Company, Transmission, for a discussion of the Centennial Plan). Towards year-end, a weakening economy, lower demand, and a decline in energy prices have caused power plant builders to reconsider planned projects. Some have announced downsizings or cancellations. In addition, falling energy prices and pressure from the major credit rating agencies have caused the announcement of a number of asset sales.

      In Nevada, the Utilities' divestiture of generation assets, which the PUCN had previously ordered, was halted by the provisions of AB 369 that prohibit the sale of generation assets until July 2003. Additionally, in April 2001, SPR and Enron Corporation (Enron) mutually agreed to the termination of their agreement for SPR's purchase of Enron's wholly owned subsidiary, Portland General Electric
(PGE), headquartered in Portland, Oregon.

      National energy policy is also undergoing change due to the events of 2000 and 2001. The President's National Energy Policy Report was issued in May 2001. Recently, Senate Bill (SB) 517 addressed the Public Utility Holding Company Act (PUHCA) repeal and the Public Utility Regulatory Policies Act (PURPA) reform, some FERC provisions, reliability, utility mergers, open access transmission, net metering and interconnection. Senate action on the bill is pending.

Regulation and Electric Restructuring

      The transition to retail competition continues to be highly uncertain, driven by the development of a relatively young wholesale market and the different approaches to retail competition taken by state regulators and legislators. Rising wholesale prices, the western energy crisis, and the recent bankruptcy filings of Pacific Gas & Electric Company and Enron have led many states to review or revise restructuring plans.

      While deregulation has been suspended in some states, in other states, the process has slowed. In Nevada, AB 369, which became law in April 2001, repealed all statutes authorizing retail competition in Nevada's electric utility industry and voided any license issued to alternative sellers in connection with retail competition. AB 661, passed in July 2001, enables large customers with demand of one megawatt (MW) or more to choose a new energy supplier beginning mid-2002 with permission from the PUCN upon meeting public interest tests.

      Remaining committed to regional transmission organization development and power competition, FERC plans to propose electric market design rules and issue a final ruling by year-end 2002. Also, FERC recently approved the nation's first regional transmission organization in the Midwest.

                              NEVADA POWER COMPANY
                              --------------------

      NPC is a Nevada corporation organized in 1921. NPC became a wholly owned subsidiary of SPR on July 28, 1999. Its mailing address is 6226 West Sahara Avenue, Las Vegas, Nevada 89146.

      NPC is a public utility engaged in the distribution, transmission, generation, purchase and sale of electric energy in Clark County in southern Nevada. It provides electricity to approximately 639,000 customers in the communities of Las Vegas, North Las Vegas, Henderson, Searchlight, Laughlin and adjoining areas. Service is also provided to Nellis Air Force Base and the Department of Energy at Mercury and Jackass Flats at the Nevada Test Site.

Business and Competitive Environment

      NPC's electric business contributed 100% of its 2001 operating revenues of $3.025 billion. The system has an annual load factor of approximately 49.0%, which is slightly lower than the industry norm of 50% to 55%.

      Summer peak loads are driven by air conditioning demand. NPC's peak load increased an average of 5.8% annually over the past five years, reaching 4,412 MW on July 2, 2001. NPC's total electric megawatt-hour (MWh) sales have increased an average of 5.8% annually over the past five years. Winter peak loads are low relative to the summer peak. Winter load above the base amount is driven by air handling in forced air furnaces.

      NPC's service territory continues to be one of the fastest growing areas in the nation. A significant part of the growth in NPC's electric sales has resulted from new residential, industrial, and gaming customers.

      NPC's electric customers by class contributed the following toward 2001 and 2000 MWh sales:

                                                      MWh Sales (Billed and Unbilled)
                                                     2001                          2000
                                           ------------------------    -------------------------
      Residential                            7,208,540        25.5%       7,035,488         36.2%
      Office                                 1,986,752         7.1%       1,896,111          9.7%
      Gaming/Recreation/Restaurants          3,903,478        13.8%       3,963,286         20.4%
      Wholesale                             11,051,000        39.1%       2,675,484         13.8%
      Other Retail                             825,882         2.9%         783,467          4.0%
      All Other & Unclassified               3,276,724        11.6%       3,101,564         15.9%
                                           -----------      ------     ------------       ------
                             TOTAL          28,252,376       100.0%      19,455,400        100.0%
                                           ===========      ======     ============       ======

      Tourism and gaming remain southern Nevada's premier industries. Over 35 million tourists visited Las Vegas in 2001, infusing approximately $19.8 billion into the local economy during the year. Currently, Las Vegas is the home of 18 of the world's 20 largest hotels. No mega-resort properties are scheduled to open during 2002. Hotel room growth is expected to be just 0.8% during 2002.

      The Las Vegas Convention Center has recently completed a $150 million expansion project, adding 918,000 square feet of exhibit space and 90,000 square feet of meeting space. The Las Vegas Convention Center now has more than 3.2 million square feet of total space, and features approximately 2 million square feet of net exhibit space, and 380,000 square feet of net meeting room space, accommodating 170 meeting rooms with seating capacities from 20 to 7,500. In 2001, more than 4.0 million convention and trade show delegates traveled to Las Vegas, generating more than $4.8 billion in non-gaming revenue.

      Shortly after the terrorist attacks of September 11, 2001, an estimated 12,000-15,000 gaming industry employees were laid off due to an expected decrease in tourism revenue. In October 2001, many of these employees were recalled, although some of them only on a part-time or on-call basis. Although tourist traffic is not back to its previous levels, an upward trend has been realized since early October 2001.

      During 2001, firm and non-firm sales to wholesale customers comprised 39.1% of total energy sales, an increase of 310.0% over the prior year. Wholesale customers consist of other utilities or municipalities that sell power to end users, marketing entities and others that exchange power with NPC.

                                                     Wholesale MWh Sales
                                                 2001                      2000
                                      -----------------------     ---------------------
      Firm Sales                         159,707        1.45%       283,480       10.52%
      Non-Firm Sales                  10,891,293       98.55%     2,412,442       89.48%
                                      ----------      ------      ---------      ------
                     Total            11,051,000      100.00%     2,695,922      100.00%
                                      ==========      ======      =========      ======

      NPC's increase in wholesale MWh sales from last year was a result of market conditions and NPC's power procurement activities. See Purchased Power Procurement in Item 7, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, for a discussion of the Utilities' purchased power procurement strategies.

Construction Program

      NPC's construction program and estimated expenditures are subject to continuing review, and are revised from time to time due to various factors, including the rate of load growth, escalation of construction costs, availability of fuel types, the number and status of proposed independent generation projects, the need for additional transmission capacity in southern Nevada, changes in environmental regulations, adequacy of rate relief, and NPC's ability to raise necessary capital.

      Gross construction expenditures for 2001, including allowance for funds used during construction (AFUDC) and contributions in aid of construction, were
200.9 million, and for the period 1997 through 2001, were $1,155.6 million. Estimated construction expenditures for 2002 and the period from 2003 to 2006 are as follows (dollars in thousands):

                                                     2002                  2003-2006             Total 5-Year
                                                 -------------          ----------------       -----------------
      Total construction expenditures             $    328,435           $     862,661             1,191,096

      AFUDC                                             (8,699)                (20,813)              (29,512)
      Net salvage, including cost of removal            (1,034)                 (4,140)               (5,174)
      Net customer advances and
       contributions in aid of construction             (7,602)                (30,408)              (38,010)
                                                 -------------          --------------         -------------
           Total cash requirements                $    311,100            $    807,300             1,118,400
                                                 =============          ==============         =============

         Total construction expenditures estimated for 2002 and the 2003-2006 period consist of the following (dollars in thousands):

                                                                                        Total
                                                          2002         2003-2006        5-Year
                                                    -----------------------------------------------
      Electric Facilities:
      Distribution                                        $128,436        $543,543     $  671,979
      Generation                                            26,027          53,392         79,419
      Transmission                                         156,220         225,575        381,795
      Other                                                 17,752          40,151         57,903
                                                    ---------------------------------------------
                                                          $328,435        $862,661     $1,191,096
                                                    =============================================

         The River Mountain Project is a 230kV (kilovolt) joint transmission project with the Colorado River Commission. Total project costs incurred through December 31, 2001, were approximately $34.0 million. Actual costs for 2001 were $7.7 million. This project was completed in 2001 and was in service in June of 2001.

         The Centennial Plan was approved in NPC's 2001 Refiled Resource Plan. This plan, consistent with its tariff and FERC pricing policies, involves the following 500 kV lines (1) the Harry Allen substation to Crystal substation 500 kV lines, (2) the Harry Allen substation to Northwest substation 500 kV line, and (3) the Harry Allen substation to Mead substation 500 kV line. Additional facilities include a new 500 kV substation at Harry Allen, 500/230 kV transformer at Mead and Northwest substation, phase shifting transformer at Crystal substation, and several other sub-transmission upgrades and additions. Total estimated cost of the project is $296.2 million. Total project actual costs incurred through December 31, 2001, were $20.1 million. Estimated costs for 2002 are $131.1 million, which may be financed utilizing internally generated cash and/or the proceeds from various forms of debt. See Transmission, later, for additional information about the Centennial Plan.

Facilities and Operations

Total System

     NPC maintains a wide variety of resources in its generation system. The availability of alternate resources allows NPC to dispatch its electric generation system in a more cost-effective manner under varying operating and fuel market conditions, while maintaining system integrity. NPC also supplies its customers' electric power needs using a combination of firm and interruptible resources to maximize operating flexibility, while minimizing cost. During 2001, NPC generated 33.9% of its total electric energy requirements in its own plants, purchasing the remaining 66.1% as shown below:

                                                 Megawatt-           Percent
                                                   Hours             of Total
                                             -----------------   ---------------
            NPC Company Generation
            ----------------------
                 Gas/Oil                          4,206,728            14.4%
                 Coal                             5,692,467            19.5%
                                             -----------------   ---------------
                   Total Generated                9,899,195            33.9%
                                             -----------------   ---------------

            Purchased Power
            ---------------
            Hydro                                   544,772             1.9%
            Non-Firm Purchases                      274,278             0.9%
            Short Term Firm and Spot
             Purchases                           16,058,378            55.1%
            Non-Utility Purchases                 2,390,877             8.2%
                                             -----------------   ---------------
                   Total Purchased               19,268,305            66.1%
                                             -----------------   ---------------

                    Total                        29,167,500           100.0%
                                             =================   ===============

     NPC's decision to purchase short-term and spot energy in lieu of its own generation is based on the economics of purchasing "as-available" energy when it is less expensive than its own generation.

     NPC's 2001 company generation of 9,899,195 MWh is down 7.9% from NPC's 2000 company generation of 10,744,466 MWh due to decreased generation late in 2001 when the cost of purchased power was more economical than generation. NPC's 2001 purchased power of 19,268,305 MWh is up 99.5% from NPC's 2000 purchased power of 9,659,118 MWh.

Risk Management

     See Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Load and Resources Forecast

     NPC's electric customer growth rate was 4.5% in 2001, 5.1% in 2000, and 5.9% in 1999. Retail electricity sales were 17.2 million MWh in 2001, which represents an increase of 2.4% over 2000 retail electricity sales of 16.8 million MWh. Wholesale electricity sales reached 11.1 million MWh in 2001, which represents an increase of 313% over 2000 wholesale electricity sales of 2.7 million MWh. Overall, annual system electricity sales reached 28.3 million MWh in 2001, which represents an increase of 45% over 2000 system electricity sales of 19.5 million MWh. The bulk of the 45% increase is attributed to wholesale sales. Changes in the wholesale market have dramatically increased the amount of purchases and sales of wholesale power. See Purchased Power Procurement in Item 7, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, for a discussion of the Utilities' purchased power procurement strategies. NPC's peak electric demand rose to 4,412 MW in 2001 from 4,325 MW in 2000.

     The forecasted peak energy demand for 2002 and 2003 below reflects, among others, five key assumptions:

     . Southern Nevada experiences normal weather conditions, based on historical 20-year averages.

     . No adjustments have been made to incorporate the potential loss of customers leaving for alternative providers under the provisions of AB 661 or Senate Bill 211, which allows the Colorado River Commission to sell electricity to its purveyors of water for water pumping electric-related loads only. However, four large commercial customers of NPC have filed an application under the provisions of AB 661 to procure energy from an alternative source other than the Utility and one large commercial customer has filed a letter of intent to file an application to procure energy from an alternative source. The combined peak load of AB 661 notice of intent customers and SB 211 eligible customers is less than 10% of NPC's retail load.

     . Retail electric rates are set at the levels requested in NPC's most recent general and deferred energy rate case filings.

     . The southern Nevada economy recovers from the effects of the September 11, 2001, terrorist attacks by the fourth quarter of 2002.

     . Concerns over power outages in California subside by summer 2002 resulting in reduced conservation efforts by NPC's customers.

     Sales and peak energy demand will vary from forecasted levels to the extent that actual experience varies from the above assumptions and to the extent that other factors affect sales and demand.

     NPC's actual total system capability and peak loads for 2001, and as estimated for summer peak demand for 2002 and 2003 are shown below:

                                                  Capacity at 2001 Peak             Forecast Summer Peak (2)
                                             ------------------------------------------------------------------
                                                      MW            %               2002            2003
                                             ------------------------------------------------------------------
        NPC Company Generation:
             Existing                              1,559            32%            1,937           1,937
                                             ------------------------------------------------------------------
        Purchases

             Long/Short-Term Firm (1)              2,492            51%            2,022           1,572
             Non-Utility Generators (2)              504            10%              515             515
             Wholesale (3)                          (107)           (2%)            (114)           (119)
                                             ------------------------------------------------------------------
        Subtotal                                   2,889            59%            2,423           1,968
                                             ------------------------------------------------------------------
        Additional Required (4)                      449             9%              889           1,557
        Total System Capacity                      4,897           100%            5,249           5,462
                                             ==================================================================

        Net System Peak (5)                        4,412            90%            4,687           4,877
        Planning Reserves                            485            10%              562             585
                                             ------------------------------------------------------------------
        Total Requirement                          4,897           100%            5,249           5,462
                                             ==================================================================

        Growth over previous year                                                    7.2%            4.1%

(1) Long-term purchases include NPC's allotment of Hoover Dam energy. Values are net of losses.
(2)  Includes Sunpeak units.
(3) On peak wholesale commitment to Silver State Power Pool (SSPP). Generation and purchases are reduced by the amount of load serving SSPP to show remaining resources to meet the system peak.
(4) Includes potential short-term firm purchases that are not under contract. Values shown represent purchases within existing transmission system limits.
(5) The system peak shown for 2001 is the actual system peak of 4,412 MW, which occurred on July 2, 2001.

     NPC plans its system capacity needs in accordance with the Western Systems Coordinating Council (WSCC) reliability criteria, which recommends planning reserves in excess of required operating reserves. "Additional Required" represents the additional, uncommitted capacity needed in order to maintain adequate reserve margin consistent with the WSCC planning reserve criteria. These additional reserves will be met, if needed, with short-term purchases through 2003 to the extent available.

Generation

     The following is a list of NPC's share of generation plants (except Reid Gardner No. 4, see note (2) below), including the MW summer net capacity, the type and fuel used to generate, and the year(s) that the unit(s) was (were) installed.

                                                                     Number of      MW
            Name                 Type                    Fuel          Units     Capacity         Years(s) Installed
            -----------------------------------------------------------------------------------------------------------
            Clark Station        Steam                   Gas/Oil         3          175                1955, 1957, 1961
                                 Combustion Turbine      Gas/Oil         1           50                            1973
                                 Combined Cycles (1)     Gas/Oil         6          462          1979, 1979, 1980, 1982,
                                                                                                             1993, 1994
                                                                     -----------------------
            Total Clark Station                                         10          687

            Reid Gardner (2)     Steam                   Coal            4          605          1965, 1968, 1976, 1983
            Navajo (3)           Steam                   Coal            3          255                            1974
            Mohave (4)           Steam                   Coal            2          196                            1971

            Sunrise              Steam                   Gas/Oil         1           80                            1964
                                 Combustion Turbine      Gas/Oil         1           69                            1974
                                                                     -----------------------
            Total Sunrise                                                2          149

                                                                     -----------------------
            Harry Allen          Combustion Turbine      Gas/Oil         1           72                            1995
                                                                     -----------------------

            Grand Total NPC                                             22         1964
                                                                     =======================


(1) The combined cycles at Clark Station each consist of one steam turbine and two combustion turbines for a total of six generating units.

(2) Reid Gardner Unit No. 4 is jointly owned by the California Department of Water Resources ("CDWR") (67.8%) and NPC (32.2%). NPC is the operating agent. Contractually, NPC is entitled to receive 24 MW of base load capacity and 226 MW of peaking capacity. NPC is entitled to use 100% of the unit's peaking capacity for 1,500 hours each year and is entitled to 9.6% of the first 250 MW of capacity and associated energy.

(3) This represents NPC's 11.3% undivided interest in the Navajo Generating Station as tenant in common without right of partition with five other non-affiliated utilities.

(4) This represents NPC's 14% undivided interest in the Mohave Generating Station as tenant in common without right of partition with three other non-affiliated utilities, less operating restrictions.

Purchased Power

     NPC utilizes and maintains a diverse portfolio of resources with the objective of minimizing its net average system operating costs while providing reliable service. This portfolio consists of contracted and spot market supplies, as well as its own generation. During the past several years, including the first half of 2001, NPC experienced a dramatic increase in the market price of energy. Some of this increase reflects an overall increase in electricity costs throughout the country, the changing of regulatory environments, and the opening of new and/or deregulated markets. However, costs for contracted and spot market energy supplies fell dramatically in the second half of 2001 and limited NPC's ability to mitigate previous purchase power costs by selling any short-term excess energy because it limited the price at which NPC could sell surplus energy during market shortages. Some of NPC's purchased power contracts are also at price levels above which NPC is permitted to recover in current rates. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of deferred energy accounting and legislation.

     NPC is a member of the Western Systems Power Pool and the Southwest Reserve Sharing Group (SRSG). NPC's membership in the SRSG has allowed it to network with other utilities in an effort to use its resources more efficiently in the sharing of responsibilities for reserves.

     NPC purchases both forward firm energy (typically in blocks) and spot market energy based on economics, operating reserve margins and unit availability. NPC seeks to manage its growing loads efficiently by utilizing its generation resources in conjunction with buying and selling opportunities in the market.

     NPC purchases Hoover Dam power pursuant to a contract with the State of Nevada which became effective June 1, 1987, and will continue through September 30, 2017. NPC's allocation of hydro-electric capacity is 235 MW.

     NPC has a contract to purchase 222 MW from Nevada Sunpeak Limited Partnership, an independent power producer. The contract became effective June 8, 1991 and will continue through May 31, 2016.

     According to the regulations of the PURPA, NPC is obligated, under certain conditions, to purchase the generation produced by small power producers and cogeneration facilities at costs determined by the appropriate state utility commission. Generation facilities that meet the specifications of the regulations are known as qualifying facilities (QFs). As of December 31, 2001, NPC had a total of 305 MW of contractual firm capacity under contract with four QFs. All QF contracts currently delivering power to NPC at long-term rates have been approved by the PUCN and have QF status as approved by the FERC. The QFs are as follows:

                                                         Net
Qualifying Facility       Contract        Contract    Capacity
                           Start            End         (MW)
-----------------------------------------------------------------
Saguaro Power Company     10/17/91        04/30/22       90
Nevada Cogeneration
Associates #1             06/18/92        04/30/23       85
Nevada Cogeneration
Associates #2             02/01/93        04/30/23       85
Las Vegas Cogeneration
Limited Partnership       05/10/94        05/31/24       45
                                                     ------------
           Total                                        305
                                                     ============

     Energy purchased by NPC from the QFs constituted 29.1% of the net purchased power requirements (excluding wholesale purchases), and 13.2% of the net system requirements during 2001. All of the QFs are cogenerators providing steam for various products and businesses.

Transmission

     NPC's existing transmission lines are primarily confined within Clark County, Nevada. Four 230kV transmission lines connect NPC to the Western Area Power Administration's transmission facilities at Henderson and Mead Substations. Three 230 kV lines connect NPC to the Los Angeles Department of Water and Power's transmission facilities at McCullough Substation. A 345 kV line connects NPC to PacifiCorp at the Utah-Nevada state line. Also, NPC has two 500/230 kV transformers that connect NPC to the Navajo Transmission System at the Crystal Substation. Finally, NPC also has ownership rights in two 500 kV transmission lines that allow for the transmittal of NPC's share of power from its interests in the Mohave and Navajo Generating Stations to NPC's systems.

     The River Mountain Project is a transmission project developed in partnership with the Colorado River Commission of Nevada that was placed in service in June 2001. NPC's portion of the project consists of two 230 kV transmission lines built along separate transmission corridors between the Mead Substation and NPC's new Equestrian Substation. In addition, to facilitate the ability to deliver power scheduled between Mead Substation and Equestrian Substation, NPC built a 230 kV transmission line between the Equestrian Substation and the Faulkner Substation. The project increased import capability by 350 MW. The completed project costs were approximately $34.0 million.

     NPC received approval from the PUCN to construct two transmission projects proposed in NPC's 2001 Refiled Resource Plan. The Faulkner Substation to Tolson Substation 230 kV project and the Tolson Substation to Arden Substation 230 kV upgrade project are both internal, NPC reinforcements with 2003 and 2004 in-service dates, respectively. Due to independent power producer (IPP) transmission service requests, the Arden-Tolson 230 kV upgrade project will be advanced one year for an in-service date of June 2003. The Faulkner-Tolson 230 kV project will increase NPC's import capability by 300 MW. The total estimated project costs are $8.29 million.

     Due to the supply shortage in the western United States, several IPP's have proposed the construction of new generating plants in southern Nevada, and have requested transmission service from NPC. NPC has committed to construct this transmission infrastructure in furtherance of its on-going business plan. NPC has proposed the Centennial Plan to address transmission service requests from these IPP's. The Centennial Plan was approved in NPC's 2001 Refiled Resource Plan. This plan, consistent with its tariff and FERC pricing policies, involves the following lines (1) the Harry Allen substation to Crystal substation 500 kV line, (2) the Harry Allen substation to Northwest substation 500 kV line, (3) the Harry Allen substation to Mead substation 500 kV line and (4) Two Bighorn-Arden 230 kV lines. Additional facilities include a new 500 kV substation at Harry Allen, 500/230 kV transformers at Mead and Northwest substation, a phase shifting transformer at Crystal substation, and several other sub-transmission upgrades and additions.

     See Regulation and Rate Proceedings, FERC Matters in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of regional transmission issues.

Fuel Availability

     NPC's 2001 fuel requirements for electric generation were provided by natural gas, coal and oil. The average costs of coal, gas and oil for energy generation per million British thermal units (MMBtu) for the years 1997 - 2001, along with the percentage contribution to total fuel requirements were as follows:

   -----------------------------------------------------------------------------
   Average Consumption Cost & Percentage Contribution to Total Fuel Requirements

                            Gas                Coal                 Oil
                            ---                ----                 ---
                     $/MMBtu   Percent   $/MMBtu   Percent   $/MMBtu    Percent
                     -------   -------   -------   -------   -------    -------
            2001      5.34      42.6%      1.26     57.3%      7.14      0.1%
            2000      4.93      42.6%      1.22     57.2%      7.33      0.1%
            1999      2.27      40.6%      1.15     59.3%      4.01      0.1%
            1998      2.35      33.0%      1.39     67.0%      3.96        *
            1997      2.25      33.0%      1.39     67.0%      3.35        *

   *  Oil was less than .1% of consumption
   -----------------------------------------------------------------------------

     For a discussion of the change in fuel costs, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Coal delivered to the Reid Gardner Station originates from various mines in the Utah coalfields and is delivered to the station via the Union Pacific Railroad. Partial requirements for coal supplies are under contract for various terms up to 2007, with the remainder of 2001's requirements purchased from the spot market under four one-year contracts. NPC's long-term coal supply agreement with RAG Coal Sales of America, Inc. is supplied from its Willow Creek Mine in Carbon County, Utah, which experienced an explosion and fire on July 31, 2000, and is currently under an ongoing force majeure. No deliveries under this agreement were scheduled for 2001 and NPC replaced these volumes with spot market purchases.

The mine remains sealed and NPC does not anticipate that deliveries will resume before the contract terminates.

     The Union Pacific Rail Transportation contract provides for deliveries from the Provo, Utah interchange as well as various mines in the Price, Utah area to the Reid Gardner Station in Moapa, Nevada. This contract was effective January 1, 1996 and has been extended through December 31, 2004. The Utah Railway contract originates the remainder of NPC's Price, Utah area supplies. This contract has been extended through December 31, 2002. All of NPC's rail transportation contracts contain certain tonnage requirements and railroad service criteria.

     Coal for both the Mohave and Navajo Stations is obtained from surface mining operations conducted by Peabody Coal Company on portions of the Black Mesa in Arizona within the Navajo and Hopi Indian reservations. The supply contracts with Peabody extend to December 31, 2005 for Mohave and to June 1, 2011 for Navajo, each contract having an option to extend for an additional 15 years.

     NPC purchases natural gas on a firm, fixed and indexed price basis from the Rocky Mountain, San Juan or Permian Supply Basins.

     Natural gas is transported to the Clark and Sunrise stations via El Paso Natural Gas Company from the San Juan and Permian Basins and by Kern River Gas Transmission Company from the Rocky Mountain Basin. NPC has entered into a summer seasonal transportation contract for 50,000 decatherms (Dth)/day and an annual contract for 75,000 Dth/day of Kern River Pipeline capacity. This service is scheduled for delivery in May 2003 and will run for a period of 15 years. NPC also responded to an open season for shorter term service in the Kern River California Emergency Expansion and was awarded 29,600 Dth/day for the period July 2001 to April 2002 and 5,600 Dth/day for the period May 2002 to April 2003. The Emergency Expansion service does not carry any renewal rights.

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

Regulation and Rate Proceedings

     See Regulation and Rate Proceedings in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          SIERRA PACIFIC POWER COMPANY
                          ----------------------------

     SPPC is a Nevada corporation organized in 1965 as a successor to a Maine corporation organized in 1912. SPPC became a wholly owned subsidiary of Sierra Pacific Resources on May 31, 1984. Its mailing address is Post Office Box 10100 (6100 Neil Road), Reno, Nevada 89520-0024.

     SPPC is a public utility primarily engaged in the distribution, transmission, generation, purchase and sale of electric energy. It provides electricity to approximately 315,000 customers in a 50,000 square mile service area in western, central and northeastern Nevada, including the cities of Reno, Sparks, Carson City, Elko, and a portion of eastern California, including the Lake Tahoe area. In 2001, electric revenues were 90.6% of SPPC's revenue.

     SPPC also provides natural gas service in Nevada to approximately 119,500 customers in an area of about 600 square miles in Reno/Sparks and environs. In 2001, natural gas revenues were 9.4% of SPPC's revenues.

     On June 11, 2001, SPPC completed the sale of its water business to the Truckee Meadows Water Authority (TMWA) for $341 million. SPPC recorded a $25.8 million gain on the sale, net of income taxes of $18.2 million. Transfer of the hydroelectric facilities included in the contract of sale for an additional $8 million will require action by the California Public Utility Commission (CPUC). The sale agreement contemplates a second closing for the hydroelectric facilities to accommodate the CPUC's review of the transaction. See "Sale of Water Business," later, for further discussion.

     SPPC has three primary, wholly owned subsidiaries: GPSF-B, Pinon Pine Corp.
(PPC) and Pinon Pine Investment Co. (PPIC). GPSF-B, PPC and PPIC, collectively, own Pinon Pine Company, L.L.C., which was formed to take advantage of federal income tax credits available under (S)29 of the Internal Revenue Code associated with the alternative fuel (syngas) produced by the coal gasifier located at the Pinon Pine facility. (See Note 5 to the Financial Statements.)

Business and Competitive Environment

     In 2001, SPPC's electric business contributed $1,399 million (90.6%) in revenues from continuing operations. The electric system peak typically occurs in the summer, while the winter peak runs nearly as high. The system has an annual load factor of approximately 71%, which is higher than the industry norm of 50% to 55%.

     Winter peak loads are primarily driven by increased demand for space heating, demand for air movement (with forced air gas and oil furnaces), and ski resort demands (hotels, lifts, etc.). Summer peak loads are primarily driven by cooling equipment demand (including air conditioning demand) and irrigation pumping. SPPC's peak load increased an average of 4.6% annually over the past five years, reaching 1,529 MW on August 7, 2001. SPPC's total electric MWh sales have increased an average of 10.3% annually over the past five years. The mining and wholesale sectors comprise the majority of this growth.

     SPPC's electric customers by class contributed the following toward 2001 and 2000 MWh sales:

                                                                                   MWh Sales
                                                                     2001                                2000
                                                         --------------------------         ----------------------------
        Residential                                        2,069,140          16.1%            2,042,704          16.4%
        Commercial and Industrial:
           Mining                                          2,662,763          20.7%            2,720,018          21.9%
           Offices/Schools/Government                      1,141,861           8.9%            1,108,988           8.9%
           Resorts & Recreation                              689,861           5.4%              780,526           6.3%
           Manufacturing/Warehouse                           769,053           5.9%              795,728           6.4%
        Wholesale                                          4,123,513          32.1%            3,613,996          29.1%
        All Other                                          1,408,456          10.9%            1,372,701          11.0%
                                                         -----------        ------          ------------        ------
                                           Total          12,864,647         100.0%           12,434,661         100.0%
                                                         ===========        ======          ============        ======

     According to the Nevada Division of Minerals, the State led the nation in the production of gold in 2001, as it has for many years. Nevada's gold production in 2001 reached 8.1 million ounces. However, in 2001 the industry continued to be challenged by low gold prices and numerous financial, environmental, and regulatory hurdles. It responded to these pressures by continuing to pursue mergers and consolidations, streamlining operations, cutting overhead costs, and closing down less efficient and uneconomic properties. These actions led to SPPC seeing a small decrease in total MWh sales to the mining industry during 2001.

     SPPC has long-term power sales agreements with seven of its major mining customers for terms ranging from 5 to 15 years. The final contract expires in 2011. These agreements secure over 265 MW of present and future mining load, or approximately $96 million in annual revenues, which is 6.9% of 2001 electric operating revenues. The agreements require that customers maintain minimum demand and load factor levels, and include termination charge provisions to recover all of SPPC's customer-specific facilities investment.

     The resorts and recreation customer segment consists of hotels, casinos and ski resorts which comprise 5.4% of the total electric system retail MWh sales. Overall MWh sales are slightly down from 2000 due to implementation of energy conservation efforts at most of the large casino hotels and a winter that has provided an increase in precipitation. The snowfall has decreased the need for the ski resorts to use their snowmaking equipment which is a large component of their energy consumption.

     Tourism and gaming were affected by the decrease in flight schedules and the economy downturn last September. Northern Nevada casinos have also seen some impact from Indian gaming in northern California. Though the tourism and gaming segment faced challenges in 2001, northern Nevada continues to be a strong player in the entertainment industry. Northern Nevada casino hotels are continuously focusing on competitive strategies by packaging entertainment value, customer comfort and reasonable pricing with the natural attraction of the Sierra Nevada geographical location which has proven to be a successful model. Many of the larger casinos have also remodeled their facilities to provide for an increased demand for conventions.

     The manufacturing and warehousing customer segment overall continues to grow at a steady pace. Several manufacturing customers have suffered large order reductions and production losses due to the economic slowdown, which has had an impact on the rapid growth projections. At the same time, there has been growth in the sector as the result of manufacturers relocating out of the California market and expanding their Nevada presence. Northern Nevada continues to show promise as a destination of choice for the high-technology industry, which should result in a continued increase in sales to the manufacturing and warehousing customer segment. In 2001, SPPC solidified working relationships within the business community recruiting industries in targeted sectors such as plastic manufacturers and hi-technology companies.

     The 2001 session of the Nevada State legislature saw the passage of AB 661. One provision of this bill allows commercial customers with an average annual load of one megawatt or more to file a letter of intent and application with the PUCN to buy electricity from another provider beginning in mid-2002. This provision was part of a package of legislation passed by the 2001 Legislature to ensure the continued creditworthiness of the Utilities and protect consumers from unexpected rate hikes. During 2001, a number of SPPC's large commercial customers indicated they would be filing applications to pursue alternative supplier options. See Regulation and Rate Proceedings in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

     SPPC's MWh sales to wholesale customers have increased 14.1% over the past year. During 2001, firm and non-firm sales to wholesale customers comprised 32.1% of total energy sales. Wholesale customers consist of other utilities or municipalities that sell power to end users, marketing entities and others that exchange power with SPPC.

                                                                   Wholesale MWh Sales
                                                       2001                               2000
                                            ---------------------------       ---------------------------
        Firm Sales                           4,085,097           99.1%         3,365,783           93.1%
        Non-Firm Sales                          38,416            0.9%           248,213            6.9%
                                            ----------         ------         ----------         ------
                   Total                     4,123,513          100.0%         3,613,996          100.0%
                                            ==========         ======         ==========         ======

     SPPC's increase in wholesale MWh sales from last year was a result of market conditions and SPPC's power procurement activities. See Purchased Power Procurement in Item 7, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, for a discussion of the Utilities' purchased power procurement strategies.

Construction Program

     SPPC's construction program and estimated expenditures are subject to continuing review, and are revised from time to time due to various factors, including the rate of load growth, escalation of construction costs, availability of fuel types, the number and status of proposed independent generation projects, the need for additional transmission capacity in northern Nevada, changes in environmental regulations, adequacy of rate relief, and SPPC's ability to raise necessary capital.

     Gross construction expenditures for 2001, including AFUDC and contributions in aid of construction, were $133.6 million, and for the period 1997 through 2001, were $762.4 million. Estimated construction expenditures for 2002 and the period 2003-2006 are as follows (dollars in thousands):

                                                                                          Total
                                                          2002         2003-2006          5-Year
                                                      ---------------------------------------------
        Electric facilities                            $  132,875     $  382,096       $   514,971
        Gas facilities                                      9,751         48,420            58,171
        Common facilities                                   6,669         26,660            33,329
                                                      ---------------------------------------------
            Total construction expenditures               149,295        457,176           606,471
                                                      ---------------------------------------------

        AFUDC                                              (5,682)       (15,056)          (20,738)
        Net salvage, including cost of removal               (120)          (400)             (520)
        Net customer advances and
          contributions in aid of construction             (3,942)       (15,320)          (19,262)
                                                      ---------------------------------------------
            Total cash requirements                    $  139,551     $  426,400       $   565,951
                                                      =============================================

     Total construction expenditures estimated for 2002 and the 2003-2006 period, for each segment of SPPC's business, consist of the following (dollars in thousands):

                                                                       Total
                                          2002        2003-2006        5-Year
                                          ----        ---------        ------

        Electric Facilities:
           Distribution                $  48,386      $ 256,387      $ 304,773
           Generation                      5,335         21,100         26,435
           Transmission                   69,709         83,599        153,308
           Other                           9,445         21,010         30,455
                                     ------------------------------------------
                                         132,875        382,096        514,971
                                     ------------------------------------------
        Gas Facilities:
           Distribution                    8,819         44,680         53,499
           Other                             932          3,740          4,672
                                     ------------------------------------------
                                           9,751         48,420         58,171
                                     ------------------------------------------

        Common Facilities                  6,669         26,660         33,329
                                     ------------------------------------------

        TOTAL                          $ 149,295      $ 457,176      $ 606,471
                                     ==========================================

     The Falcon to Gonder Transmission Project is a 345kV transmission line within northern Nevada with a planned in-service date of June 2003. Total project costs incurred through December 31, 2001, were $11.5 million. Actual costs incurred in 2001 were $5.9 million. Estimated costs for 2002 are $54.5 million.

Facilities and Operations

Total System

     SPPC maintains a wide variety of resources in its generation system. The availability of alternate resources allows SPPC to dispatch its electric generation system in a more cost-effective manner under varying operating and fuel market conditions, while maintaining system integrity. SPPC also supplies its customers' electric power needs using a combination of firm and interruptible resources to maximize operating flexibility and reliability, while minimizing cost. During 2001, SPPC generated 44.6% of its total electric energy requirements in its own plants, purchasing the remaining 55.4% as shown below:

                                                   Megawatt-       Percent
                                                     Hours         of Total
                                                  -----------     ----------
        SPPC Company Generation
        -----------------------
           Gas/Oil                                  4,090,757          30.3%
           Coal                                     1,870,909          13.9%
           Hydro                                       50,993           0.4%
                                                  -----------      --------
        Total Generated                             6,012,659          44.6%
                                                  -----------      --------
        Purchased Power
        ---------------
           Utility Purchases:
              Long-Term Firm                          454,589           3.4%
              Short-Term Firm                       6,164,555          45.7%
              Spot Market                              30,910            .2%
              Non-Utility Purchases:
                 Geothermal                           702,616           5.2%
                 Other                                125,988            .9%
              Transmission & Balancing                  5,071           0.0%
                                                  -----------      --------
                    Total Purchased                 7,483,729          55.4%
                                                  -----------      --------

                            Total                  13,496,388         100.0%
                                                  ===========      ========

     As a supplement to its own internal generation, SPPC purchases both firm and non-firm energy to meet its customer demand requirements. See Purchased Power Procurement in Item 7, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, for a discussion of the Utilities' purchased power procurement strategies. In 2001, most of SPPC's non-utility generation came from QFs, except for 21,730 MWh, which came from two small power producers.

Risk Management

     See Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Load and Resources Forecast

     SPPC's electric customer growth rate was 1.9% in 2001, 2.6% in 2000, and 2.6% in 1999. Annual retail electricity sales were 8.7 million MWh in 2001, which represents a decrease of 1% compared to 2000 retail electricity sales of
8.8 million MWh. Annual wholesale electricity sales reached 4.1 million MWh in 2001, which represents an increase of 14% over 2000 wholesale electricity sales of 3.6 million MWh. Overall, annual system electricity sales reached 12.9 million MWh in 2001, which represents an increase of 3.5% over 2000 system electricity sales of 12.4 million MWh. The 2001 peak electric demand was 1,529 MW compared to a weather-adjusted peak of 1,531 MW for 2000. The lack of growth in the peak is mainly attributable to demand-reduction efforts by customers due to the power issues in the West.

     The forecasted peak energy demand for 2002 and 2003 below reflects, among others, five key assumptions:

     . Northern Nevada experiences normal weather conditions, based on historical 20-year averages.
     . No adjustments have been made to incorporate the potential loss of customers leaving for alternative providers under the provisions of AB661. However, one large commercial customer of SPPC has filed an application under the provisions of AB 661 to procure energy from an alternative source other than the Utility. The customer, SPPC, and PUCN staff are negotiating a stipulation regarding settlement of the terms and conditions under which this customer will be permitted to procure energy from an alternative source other than SPPC. The terms and conditions of the stipulation are expected to comply with the provisions of AB 661 in that SPPC and its remaining customers will not be negatively impacted by the customer's departure. A hearing on the stipulation has been set for March 20, 2002.
     . Retail electric rates are set at the levels requested in SPPC's most recent general and deferred energy rate case filings.
     .    SPPC continues to be a summer peaking utility.
     . Concerns over power outages in California subside by summer 2002 resulting in reduced conservation efforts by SPPC's customers.

     Sales and peak energy demand will vary from forecasted levels to the extent that actual experience varies from the above assumptions and to the extent that other factors affect sales and demand.

     SPPC's actual total system capability and peak loads for 2001, and as estimated for summer peak demand for 2002 and 2003 are shown below:

                                                         Capacity at 2001 Peak        Forecast Summer Peak
                                                      -----------------------------------------------------
                                                            MW             %          2002          2003
                                                      -----------------------------------------------------
        SPPC Company Generation:

             Existing (1)                                     1,026         58%         1,045         1,062
                                                      -----------------------------------------------------
        Purchases:

             Long/Short-Term Firm (2)                           475         27%           500           525

             Interruptible/Wheeling/Losses (3)                  176         10%             5             7

             Non-Utility Generators                              93          5%            85            85
                                                      -----------------------------------------------------
        Subtotal                                                744         42%           590           617
                                                      -----------------------------------------------------
        Additional Required                                       0          0%           176           165

        Total System Capacity                                 1,770        100%         1,811         1,844
                                                      =====================================================

        Net System Peak Demand (4)                            1,529         90%         1,621         1,654

        Planning Reserve                                        177         10%           190           190
                                                      -----------------------------------------------------
        Total Requirement                                     1,706        100%         1,811         1,844
                                                      =====================================================

        Growth over previous year                                                         6.2%          1.8%

     (1) The Clark Mountain Gas Turbine (G.T.) and Winnemucca G.T. were both unavailable during the time of the 2001 system peak. Assumes Pinon Pine duct burner modification occurs in the fall 2002, adding 17 MW of net capacity.
     (2) Value is net of losses and includes committed short-term firm block purchases. Values shown represent purchases within existing transmission system limits. No economy (non-firm) energy purchases (only firm power purchases) occurred during the 2001 peak.
     (3) Includes net wheeling from the Naniwa power station during the 2001 peak of 132 MW, which was retained in SPPC's system.
     (4) The system peak shown for 2001 occurred on August 7, 2001, at 5:00 p.m.

     SPPC plans its system capacity needs in accordance with the WSCC reliability criteria, which recommends planning reserves in excess of required operating reserves. "Additional Required" represents the additional, uncommitted capacity needed in order to maintain adequate reserve margin consistent with the WSCC planning reserve criteria. These additional reserves will be met, if needed, with short-term purchases through 2003 to the extent available. At the time of the 2001 system peak, SPPC had purchased firm capacity under long-term contracts with other utilities and qualifying facilities equal to 10% of total peak hour capacity. Short-term firm block purchases comprised 26% of the peak, with no economy (non-firm) purchases transacted (only firm power purchases).

Generation

     The following is a list of SPPC's share of generation plants including the MW summer net capacity, the type and fuel used to generate, and the year(s) that the unit(s) was (were) installed.

                                                                       Number of           MW
     Name                 Type                    Fuel                   Units          Capacity       Years(s) Installed
     -----------------------------------------------------------------------------------------------------------------------
     Valmy (1)            Steam                   Coal                     2               266                    1981, 1985
     Tracy                Steam                   Gas/Oil                  3               244              1963, 1965, 1975
     Pinon (2)            Combined Cycle (3)      Gas                      1                89                          1996
     Clark Mtn. CT's      Combustion Turbine      Gas/Oil                  2               138                          1994
     Ft. Churchill        Steam                   Gas/Oil                  2               226                    1968, 1971
     Other (4)            Gas Turbine, Hydro      Gas/Oil, Propane        33                82                     1899-1970
                                                                       --------        ----------

     Grand Total SPPC                                                     43              1045
                                                                       ========        ==========

     (1) SPPC is the operator and owns an undivided 50 percent interest in the Valmy plant. Idaho Power Company owns the remainder. The capacities shown above for the Valmy plant represent SPPC's share only. SPPC owns 100 percent of all of its remaining electric generation plants.

     (2) Pinon is part of the Pinon Pine Integrated Coal Gasification Combined Cycle power plant. This project was part of the Department of Energy's Clean Coal Demonstration Program. Although the coal gasification portion of the facility is in the start-up phase, the unit has been operating on natural gas since 1996.

     (3) The combined cycle at Pinon consists of one combustion turbine and one steam turbine.

     (4) The 4 hydro generating units were to be included in the sale of SPPC's water business in June 2001. However, the California Legislature has mandated that the sale of these units (as well as any other units serving California markets) be postponed until 2006 due to uncertainty in the California power markets. See sale of Water Business, later.

Purchased Power

     SPPC continues to manage a diverse portfolio of contracted and spot market supplies, as well as its own generation, with the objective of minimizing its net average system operating costs. During 2001, SPPC experienced a dramatic increase in the price of market energy compared to previous years. Some of this increase is reflective of the overall increase in electricity costs throughout the western United States. See Industry and Regional Problems Affecting the Utilities, earlier. Some of SPPC's purchased power contracts are at price levels above which SPPC is permitted to recover in current rates. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of deferred energy accounting and legislation.

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

                                      Contract     Operation     Termination      Minimum
        Contract Party                Capacity        Date           Date         Capacity
       ------------------------------------------------------------------------------------
        PacifiCorp                      75 MW      June 1989    Feb 28, 2009        70%

     According to PURPA, SPPC is obligated, under certain conditions, to purchase the generation produced by small power producers and co-generation facilities at costs determined by the appropriate state utility commission. Generation facilities that meet the specifications of the regulations are known as qualifying facilities. As of December 31, 2001, SPPC had a total of 109 MW of maximum contractual firm capacity under 15 contracts with QFs. SPPC also had contracts with three projects at variable short-term avoided cost rates. All QF contracts currently delivering power to SPPC at long-term rates have been approved by either the PUCN or the California Public Utility Commission (CPUC), and have QF status as approved by the FERC. One long-term QF contract terminates in 2006, one terminates in 2039, and the rest terminate between 2014 and 2022.

     Energy purchased by SPPC from QFs constituted 8.8% of the net system requirements (excluding wholesale purchases) during 2001. These contracts continue to provide useful diversity for SPPC in meeting its peak load. All the QFs from which SPPC makes firm purchases are either geothermal (87%), hydroelectric or biomass.

     The actual QF firm capacity output under contract was 64 MW during the summer of 2001. The actual QF output for all non-utility generator deliveries during the summer 2001 peak was 93 MW

Transmission

     SPPC's existing transmission lines extend some 300 miles from the crest of the Sierra Nevada in eastern California, northeast to the Nevada-Idaho border at Jackpot, Nevada, about 160 miles from Reno northwest to Alturas, California, and 250 miles from the Reno area south to Tonopah, Nevada. A 230 kV transmission line connects SPPC to facilities near the Utah-Nevada state line, which in turn interconnects SPPC to Utah Power facilities. A 345 kV transmission line connects SPPC to Idaho Power facilities at the Idaho-Nevada state line. A 345 kV line connects SPPC to the Bonneville Power Administration's facilities near Alturas, California.

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

     The Falcon to Gonder Project is a 185-mile 345 kV line connecting SPPC's Falcon Substation to Mt. Wheeler Power's Gonder Substation. The Falcon to Gonder Project improves system import and export capabilities and enables SPPC to provide transmission service between Idaho, Utah, and the northwest. The Final Environmental Impact Statement was released in December 2001. Federal permitting is expected to be completed by the end of March 2002, with construction starting in May 2002. SPPC has ordered long lead material like towers and transformers, and is preparing to start the construction bid process. The project in-service date is June 2003. Total project costs incurred through December 31, 2001, were $11.5 million. Actual costs incurred in 2001 were $5.9 million. Estimated costs for 2002 are $54.5 million.

     See Regulation and Rate Proceedings, FERC Matters in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of regional transmission issues.

Fuel Availability

     SPPC's 2001 fuel requirements for electric generation were provided by natural gas, coal, and oil. The average costs of coal, gas and oil for energy generation per MMBtu for the years 1997-2001, along with the percentage contribution to total fuel requirements, are as follows:

         ------------------------------------------------------------------------------------------
               Average Consumption Cost & Percentage Contribution to Total Fuel Requirements

                            Gas                         Coal                        Oil
                            ---                         ----                        ---
                   $/MMBtu       Percent        $/MMBtu      Percent       $/MMBtu       Percent
                   -------       -------        -------      -------       -------       -------
           2001      5.63         45.3%           1.55        32.4%          6.49         22.3%
           2000      4.99         66.6%           1.51        32.2%          7.62          1.2%
           1999      2.71         62.3%           1.46        37.3%          3.41          0.4%
           1998      2.12         60.7%           1.56        39.0%          3.96          0.3%
           1997      2.03         62.0%           1.80        37.0%          3.35          1.0%
         ------------------------------------------------------------------------------------------

     For a discussion of the change in fuel costs, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     SPPC's long-term contract with Black Butte Coal Company for coal shipments to Valmy from the mine near Rock Springs, Wyoming, remains in effect until June 30, 2007, or until all volume requirements under the contract are delivered and/or cancelled. Due to previous accelerated purchases and cancellations, and continuing cancellations of minimum monthly volume obligations, SPPC fully satisfied all volume requirements and termination of the contract occurred in February 2002.

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

     During 2001, two short-term agreements for the purchase of spot market coal were in place. The source of this coal is the Uinta Basin of Utah. These spot market purchases supplement base volume requirements under SPPC's long-term coal contracts at a cost approximately one-half that of contract coal.

     As of December 31, 2001, Valmy's coal inventory level was 378,011 tons, or approximately 65 days of consumption at 100% capacity. Inventory levels were increased to allow for economically priced supplies under contract to be delivered prior to the expiration of those supply arrangements.

     During 2001, transportation of coal to Valmy was provided by the Union Pacific Railroad (UP) under a 3-year agreement effective June 1, 1998. The agreement was extended an additional 3.5 years and will now expire December 31, 2004.

     During 2001, SPPC operated the Pinon Pine facility exclusively on natural gas. No coal was purchased in 2001 for synthetic gas production in the plant's coal gasification facility.

     SPPC meets its needs for residual oil for generation through purchases on the spot market. During portions of 2001, oil prices were significantly lower than natural gas prices. Additional oil supply was ordered for consumption and to ensure the ability of the electric division to make gas available to SPPC's natural gas business on peak days. The actual residual oil inventory level at these two sites was 318,000 barrels as of December 31, 2001, which is equal to a 14-day supply at full load operation.

Natural Gas Business

     SPPC's natural gas business consists of operating the local distribution company (LDC) for the Reno/Sparks metropolitan area and procuring gas for electrical power generation at the Tracy and Ft. Churchill plants. The LDC accounted for $145.7 million in 2001 operating revenues or 9.4% of SPPC's revenues from continuing operations. Growth in SPPC's LDC service territory continues to be strong. Customer meter count growth during 2001 was 4.7%. SPPC's total customer meter count increased by 5,446 to 121,862 meters by the end of 2001.

     Growth in all sectors is expected to continue as new developments in SPPC's distribution service area are planned. SPPC's forecast for growth in the number of LDC customers in 2002 is: residential 4.8%, small commercial 2.5%, and large commercial 5.5%.

     SPPC's natural gas LDC business is subject to competition from other suppliers and other forms of energy available to its customers. Large customers with fuel switching capability compare natural gas prices on an interruptible basis to alternative energy source prices. Additionally, large customers have the ability to secure their own gas supplies; however, through 2000 and 2001, large customers that were securing their own supplies generally found that receiving gas from SPPC's LDC was more reliable and more economical than securing their own supplies. At the end of 2001, only two large customers were still securing their own supplies.

     To secure gas supplies for power generation and the LDC, SPPC contracted for firm winter-only and annual gas supplies with 10 Canadian and domestic suppliers to meet the firm requirements of its LDC and electric operations. The winter period contracts totaled 160,000 Dth per day through March 2001, and the summer period contracts totaled 115,000 Dth per day for April through October 2001.

     SPPC's firm natural gas supply is supplemented with natural gas storage services and supplies from a Northwest Pipeline Co. facility located at Jackson Prairie in southern Washington and liquefied natural gas (LNG) storage from a facility located near Lovelock, Nevada. The LNG facility is operated by Paiute Pipeline Company and is used for meeting peak demand. The Jackson Prairie and LNG facilities can contribute a total of approximately 48,000 Dth per day of peaking supplies.

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

     Following is a summary of the transportation and approximate storage capacity of SPPC's current gas supply program for 2001 (for the twelve months period ending October 31, 2002). Firm transportation capacity on the Northwest/Paiute system exists to serve primarily the LDC. Firm transportation capacity on the PGT/Tuscarora system exists primarily to serve SPPC's electric generating plants. Storage capacity is generally used for the peaking requirements of the LDC.

Transportation Capacity
-----------------------

         Northwest:      68,696 decatherms per day firm (annual)
                         90,000 decatherms per day interruptible
         Paiute:        103,774 decatherms per day firm (November through March)
                         61,044 decatherms per day firm (April through October)
                         90,000 decatherms per day interruptible
         NOVA:          103,774 decatherms per day firm
         ANG:            93,301 decatherms per day firm
         PGT:            83,500 decatherms per day firm (annual)
                         60,270 decatherms per day firm (November through April)
                         90,000 decatherms per day interruptible
         Tuscarora:     121,911 decatherms per day firm (annual)
                         50,000 decatherms per day interruptible

Storage Capacity
----------------

         Williams:      281,242 decatherms from Jackson Prairie
                         12,687 decatherms per day from Jackson Prairie
         Paiute:        463,034 decatherms from Lovelock LNG
                         35,078 decatherms per day from Lovelock LNG facility

     Total LDC Dth supply requirements in 2000 and 2001 were 13.2 million Dth and 14.26 million Dth, respectively. Electric generating fuel requirements for 2001 and 2000 were 28.96 million Dth and 38.6 million Dth, respectively.

     In January 2001, the PUCN approved a Purchase Gas Adjustment filing from the previous year and the new rates became effective February 1, 2001. An average residential customer had an increase in their rates of approximately 35%. In November 2001, the PUCN approved another Purchase Gas Adjustment filing. An average residential customer had an increase in their rate of approximately 25%. Each of these approvals reflects complete recovery of the LDC's gas purchases.

     As of December 31, 2001, SPPC owned and operated 1,601 miles of three-inch equivalent natural gas distribution piping, 108 miles of which were added in 2001. Also during 2001, Tuscarora Gas completed construction of a lateral gas transmission line to a new SPPC high-pressure regulator station (completed in 2000). The lateral transmission line connected Tuscarora's primary transmission line to SPPC's LDC north of Reno in the Stead, Nevada area. The line provided the LDC the ability to receive more supply and exercise more operating flexibility. In 2001, SPPC completed several smaller system improvement projects. A small propane system that SPPC owns and operates was connected to the new Tuscarora Gas lateral line and converted to a natural gas system. Over 4 miles of 12" diameter main was added to the system, which improved the capacity and reliability in the southwest Reno area.

Sale of Water Business

     On June 11, 2001, SPPC closed the sale of its water business to the Truckee Meadows Water Authority (TMWA) for $341 million. SPPC recorded a $25.8 million gain on the sale, net of income taxes of $18.2 million. Pursuant to a stipulation entered into in connection with the sale and approved by the PUCN, SPPC is required to refund to customers $21.5 million of the proceeds from the sale. The refund is being credited on the electric bills of SPPC's former water customers over a period not to exceed fifteen months from June 11, 2001.

     Under a service contract with TMWA, SPPC will provide, on an interim basis, customer service, billing, and meter reading services to TMWA. Transfer of the hydroelectric facilities included in the contract of sale for an additional $8 million will require action by the CPUC. The sale agreement contemplates a second closing for the hydroelectric facilities to accommodate the CPUC's review of the transaction. Not included in the sale were certain properties along the Truckee River related to the hydroelectric facilities and in California at Independence Lake. SPPC will continue to own this property with the intent of a possible future sale.

Regulation and Rate Proceedings

     See Regulation and Rate Proceedings in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      GENERATION DIVESTITURE (NPC AND SPPC)
                      -------------------------------------

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

     AB 369, which was signed into law on April 18, 2001, prohibits until July 2003 the sale of generation assets and directs the PUCN to vacate any of its orders that had previously approved generation divestiture transactions. In January 2001, California enacted a law that prohibits until 2006 any further divestiture of generation properties by California utilities, including SPPC, and could also affect any sale of NPC's interest in Mohave after July 2003 since the majority owner of that project is Southern California Edison. In addition, SPPC's request for an exemption from the requirements of a separate California law requiring approval of the CPUC to divest its plants was denied, subject to future refiling.

     The sales agreements for the six bundles provide that they terminate eighteen months after their execution unless the parties agree to an earlier termination. The parties may extend the termination another six months to obtain additional regulatory approvals. As a result of the legislative and regulatory developments which have rendered the contracts impossible to perform, the Utilities are engaged in discussions with the buyers of the generation assets regarding the formal termination of the sales agreements and the related energy buyback contracts and interconnection agreements. As of December 31, 2001, the Utilities had incurred costs of approximately $12.3 million and $15.5 million, respectively, in order to prepare for the sale of generation assets. The Utilities have requested recovery of these costs in each Utility's respective general rate case filing with the PUCN, discussed in Regulation and Rate Proceedings, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

                      PORTLAND GENERAL ELECTRIC ACQUISITION
                      -------------------------------------

     On April 26, 2001, SPR and Enron Corp. announced that they had mutually agreed to terminate their agreement for SPR's purchase of Enron's wholly owned subsidiary, Portland General Electric (PGE). In negotiating the mutual termination, SPR agreed to share certain expenses that Enron Corp and PGE had incurred for the proposed transaction. The Consolidated Statement of Income of SPR for the year ended December 31, 2001, reflects a charge in connection with the planned purchase of PGE of $22 million, including approximately $7.5 million representing a termination payment for shared expenses.

                         ENVIRONMENT (SPR, NPC AND SPPC)
                         -------------------------------

     As with other utilities, NPC and SPPC are subject to federal, state and local regulations governing air, water quality, hazardous and solid waste, land use and other environmental considerations. Nevada's Utility Environmental Protection Act requires approval of the PUCN prior to construction of major utility, generation or transmission facilities. The United States Environmental Protection Agency
(EPA), Nevada Division of Environmental Protection (NDEP), and Clark County Health District (CCHD) administer regulations involving air quality, water pollution, solid, hazardous and toxic waste. SPR's Board of Directors has a comprehensive environmental policy and separate board committee that oversees NPC, SPPC, and SPR's corporate performance and achievements related to the environment.

Nevada Power Company

     The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998, against the owners (including NPC) of the Mohave Generation Station ("Mohave"), alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. An additional plaintiff, National Parks and Conservation Association, later joined the suit. The plant owners and plaintiffs have had numerous settlement discussions and filed a proposed settlement with the court in October 1999. The consent decree, approved by the court in November 1999, established emission limits for sulfur dioxide and opacity and required installation of air pollution controls for sulfur dioxide, nitrogen oxides and particulate matter. The new emission limits must be met by January 1, 2006 and April 1, 2006 for the first and second units respectively. However, if the owners sell their entire ownership interest with a closing date prior to December 30, 2002, the new emission limits become effective 36 months and 39 months from the date of last closing for the two respective units. The estimated cost of new controls is $395 million. As a 14% owner in the Mohave Station, NPC's cost could be $55 million.

     Also, the United States Congress authorized the EPA to study the potential impact Mohave may have on visibility in the Grand Canyon area. A final report of the study results was released in March 1999. The study acknowledges that sulfur dioxide emissions from Mohave are transported to the Grand Canyon. The EPA has solicited information to determine whether visibility impairment in the Grand Canyon can be reasonably attributed to Mohave. The EPA determined that significant visibility impairment to the Grand Canyon cannot be reasonably attributable to the station provided controls are installed as agreed to in the consent order. Therefore, the EPA will not require a Best Available Retrofit Technology Review. Provisions that were agreed to in the settlement will be reflected in the state Implementation Plan for Nevada.

     In May 1997, NDEP ordered NPC to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The NDEP order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds had degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an order that requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This order also required NPC to submit a Site Characterization Plan to NDEP to ascertain impacts. This plan is under review by NDEP. After approval, an estimate of remediation costs will be determined by NPC. New pond construction and lining costs are estimated at $15 million.

     Also, at the Reid Gardner Station, the NDEP has determined that there is additional groundwater contamination that resulted from oil spills at the facility. NDEP has required submitting a corrective action plan. The extent of contamination has been determined and remediation is occurring at a modest rate. An engineering evaluation of the current remediation technology will occur in 2002 to verify efficiency and to expedite remediation. Remediation modifications are not expected to materially affect the financial position of SPR or NPC.

     In May 1999, NDEP issued an order to eliminate the discharge of NPC's Clark Station wastewater to groundwater. The order also required a hydrological assessment of groundwater impacts in the area. This assessment, submitted to NDEP in February 2001, warranted a Corrective Action Plan which was submitted to NDEP in November and is pending review. Remediation costs are expected to be in the $500,000 - $750,000 range. In addition to remediation, NPC will spend $789,000 to line existing ponds. After review and approval of the Corrective Action Plan by NDEP, NPC will implement remediation.

     In July 2000, NPC received a request from the EPA for information to determine the compliance of certain generation facilities at the Clark Station with the applicable State Implementation Plan. In November 2000, NPC and the Clark County Health District entered into a Corrective Action Order requiring, among other steps, capital expenditures at the Clark Station totaling approximately $3 million. In March 2001, the EPA issued an additional request for information that could result in remediation beyond that specified in the November 2000 Corrective Action Order. If the EPA prevails, capital expenditures and temporary outages of four of Clark Station's generation units could be required. Additionally, depending on the time of year that the compliance activity and corresponding generation outage would occur, the incremental cost to purchase replacement energy could be substantial.

Sierra Pacific Power Company

     In September 1994, Region VII of EPA notified SPPC that it was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCBs) by PCB Treatment, Inc., located in Kansas City, Kansas, and Kansas City, Missouri (the Sites). The EPA is requesting that SPPC voluntarily pay an undefined, pro rata share of the ultimate clean-up costs at the Sites. A number of the largest PRP's formed a steering committee, which is chaired by SPPC. The responsibility of the Committee is to direct clean-up activities, determine appropriate cost allocation, and pursue actions against recalcitrant parties, if necessary. The EPA issued an administrative order on consent requiring signatories to perform certain investigative work at the Sites. The steering committee retained a consultant to prepare an analysis regarding the Sites. The Site evaluations have been completed. EPA is developing an allocation formula to allocate the remediation costs. SPPC has recorded a preliminary liability for the Sites of $650,000 of which approximately $136,000 has been spent through December 31, 2001. Once evaluations are completed, SPPC will be in a better position to estimate and record the ultimate liabilities for the Sites.

Other Subsidiaries of SPR

     LOS, a wholly owned subsidiary of SPR, owns property in North Lake Tahoe, California, which is leased to independent condominium owners. The property has both soil and groundwater petroleum contaminate resulting from an underground fuel tank that has been removed from the property. Additional contaminate from a third party fuel tank on the property has also been identified and is undergoing remediation. Estimated future remediation costs are not expected to be significant.

     NEICO, a wholly owned subsidiary of SPR, owns property in Wellington, Utah, which was the site of a coal washing and load out facility. The site now has a reclamation estimate supported by a bond of $4 million with the Utah Division of Oil and Gas Mining. The property was under contract for sale and the contract required the purchaser to provide $1.3 million in escrow towards reclamation. However, the sales contract was terminated and NEICO took title to the escrow funds. In September 2000, NEICO leased the property together with an option to purchase. It is NEICO's intention to either lease or sell the property.

                 OTHER SUBSIDIARIES OF SIERRA PACIFIC RESOURCES
                 ----------------------------------------------

Tuscarora Gas Pipeline Company

     TGPC was formed as a wholly owned subsidiary in 1993 for the purpose of entering into a partnership (Tuscarora Gas Transmission Company or TGTC) with a subsidiary of TransCanada to develop, construct and operate a natural gas pipeline to serve an expanding gas market in Reno, northern Nevada, and northeastern California. In December 1995, TGTC completed construction and began service on its 229-mile pipeline extending from Malin, Oregon to Reno, Nevada. TGTC interconnects with PG&E Gas Transmission - Northwest (GT-NW) at Malin, Oregon. GT-NW is a major interstate natural gas pipeline extending from the U.S./Canadian border, at a point near Bonners Ferry, Idaho to the Oregon/California border. The GT-NW system provides TGTC customers access to natural gas reserves in the Western Canadian Sedimentary basin, one of the largest natural gas reserve basins in North America. As of December 31, 2001, SPR had an investment of approximately $14.6 million in this subsidiary.

     As an interstate pipeline, TGTC provides only transportation service. SPPC was the largest customer of TGTC during 2001, contributing 80% of revenues. Malin, Oregon began taking service from TGTC during October 1996. The Sierra Army Depot at Herlong, California began taking service from TGTC in October 1997. In 1998, TGTC began serving two new customers, the United States Gypsum Company located north of Empire, Nevada, and HL Power Company located northwest of Wendel, California.

     In 2000, TGTC began construction on a 14.2-mile lateral, creating a new city gate connection into the SPPC distribution system. The lateral was completed and placed in service January 29, 2001, providing SPPC with an additional 10,000 Dth per day of firm transportation capacity in January 2001 and 5,661 Dth in November 2001. Also in 2000, TGTC surveyed shipper interest in the feasibility of an expansion of transportation capacity. This survey established that 95,912 Dth per day of new capacity would be required to meet the needs of existing and new shippers for the 2002-2003 winter heating season. Facilities required in Nevada would be approximately 14.2 miles of 20" diameter pipe and one 600 HP booster unit, and in California, three compressor stations each with a 6,000 HP turbine and related facilities. On January 30, 2002, the FERC approved the plans to expand the interstate gas pipeline owned by the Tuscarora Gas Transmission Company. The project will increase the pipeline's capacity by 74% and will improve reliability of the natural gas transmission systems that serve northern Nevada. Final permitting for the project is pending before the U.S. Bureau of Land Management and other state and local agencies.

     In May 2001, TGTC completed construction of approximately 3,520-feet of pipeline with meter and flow control to serve a 360 MW plant, a new interruptible transportation customer east of Reno, Nevada near SPPC's Tracy Power Plant, and in September, 2001, TGTC completed construction of a 10.8-mile pipeline to serve two new customers: the City of Susanville and the Department of Correction both in California.

     For a discussion of TGPC's results of operations, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sierra Pacific Communications

     SPC was created to examine and pursue telecommunications opportunities that leverage SPPC's existing skills of installing and deploying pipe and wire infrastructure. SPC presently has fiber optic assets deployed in the cities of Reno and Las Vegas.

     SPC is currently marketing bandwidth services in the Reno/Sparks and Las Vegas metropolitan areas.

     Sierra Touch America LLC (STA), a partnership between SPC and Touch America, a subsidiary of Montana Power Company, is constructing a fiber optic line between Salt Lake City, Utah and Sacramento, CA. The conduits included in the line are under contract to be sold to AT&T, PF Net corporations, and STA. SPC is responsible for 50% of the partnership's operating expenses and shares in the construction cost of the fiber network. Construction activity between Sacramento and Reno commenced in July 2000. Construction within Salt Lake City is complete and construction is in progress through the Reno, NV metropolitan area. The entire project is expected to be completed by mid 2003.

     For a discussion of the legal proceedings affecting SPC refer to Item 3, Legal Proceedings.

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

     In September 1998, e.three and NEICO, then a wholly owned subsidiary of NPC, formed e.three Custom Energy Solutions, LLC, a Nevada limited liability company, for the purpose of selling and implementing energy-related performance contracts and similar energy services in southern Nevada. e.three Custom Energy Solutions, LLC's primary focus for its sales activities is in the commercial and industrial markets.

     In October 1998, e.three acquired Independent Energy Consulting, Inc.
(IEC), a California based company, in an exchange of SPR stock for all of IEC's stock. IEC provides energy procurement management, third party auditing, performance contract consulting and strategic energy planning in the industrial and commercial markets.

     In mid 2000, e.three Custom Energy Solutions, LLC completed the construction of a chilled water cooling plant in the downtown area of Las Vegas. The plant is owned by e.three Custom Energy Solutions, LLC and supplies the indoor air-cooling requirements for a number of businesses in its immediate vicinity.

     For a discussion of e.three's results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sierra Pacific Energy Company

     SPE was formed to market a package of technology and energy-related products and services in Nevada. SPE filed an application with the PUCN to be licensed as an Alternative Seller of Electricity in the state of Nevada. SPE has withdrawn its application with the PUCN and dissolved its retail energy marketing efforts. SPE continues to manage several long term commitments entered into prior to its withdrawal from the retail energy marketing effort.

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

     In September 1998, NEICO and e.three formed e.three Custom Energy Solutions, LLC, a Nevada limited liability company, for the purpose of selling and implementing energy-related performance contracts and similar energy services in southern Nevada. Refer to e.three for a more complete discussion of these activities

     For a discussion of NEICO's results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            GENERAL - EMPLOYEES (ALL)
                            -------------------------

     SPR and its subsidiaries had 3,333 employees as of December 31, 2001, of which 1,787 were employed by NPC and 1,415 were employed by SPPC.

     NPC's current contract with the International Brotherhood of Electrical Workers (IBEW) Local No. 396, which covers 55% of NPC's workforce, was renegotiated in February 2002 and is in effect until February 1, 2005. The contract provides for a 3% general wage increase for bargaining unit employees effective February 2, 2002, with 3% increases in 2003 and 2004.

     SPPC's current contract with the IBEW Local No. 1245, which represents 62% of SPPC's workforce, was renegotiated in March 2000 and is in effect until December 31, 2002. The two-year contract provided for 3% general wage increases for bargaining unit employees beginning January 1, 2001, and January 1, 2002. In addition, the contract provides for participation by bargaining unit employees in the incentive compensation program.

                       GENERAL - FRANCHISES (NPC AND SPPC)
                       -----------------------------------

     The Utilities have nonexclusive local franchises or revocable permits to carry on their business in the localities in which their respective operations are conducted in Nevada and California. The franchise and other governmental requirements of some of the cities and counties in which the Utilities operate provide for payments based on gross revenues. During 2001, the state also passed a law requiring public utilities to collect from their customers a fee based on consumption. This universal energy charge is to help those customers who need assistance in paying their utility bills or need help in paying for ways to reduce energy consumption. During 2001, the Utilities collected $58.3 million in franchise or other fees based on gross revenues. They collected $3.9 million in universal energy charges based on consumption. They also paid and recorded as expense $0.5 million of fees based on net profits.

       Franchise                      Type of Service               Expiration Date
       --------------------------------------------------------------------------------
       NPC:
           Las Vegas                  Electric                     November    2029
           Clark County               Electric                     May         2004
           Nye County                 Electric                     May         2006
           City of Henderson *        Electric                     November    1999

       SPPC:
           Reno                       Electric, Gas and Water**    January     2006
           Sparks                     Electric                     May         2006
           Sparks                     Gas                          May         2007
           Sparks                     Water**                      April       2004
           Carson City                Electric                     February    2012
           City of Elko               Electric                     April       2017
           City of South Lake Tahoe   Electric                     April       2018
           Washoe County              Gas and Water**              May         2015
           Washoe County              Electric                     September   2015
           Eureka County              Electric                     July        2018

   *currently being renegotiated.
   ** Water rights and obligations under the franchise agreements were assumed by Truckee Meadows Water Authority in June 2001 upon the sale of SPPC's water business.

     The Utilities will apply for renewal of franchises in a timely manner prior to their respective expiration dates.

                    GENERAL - RESEARCH AND DEVELOPMENT (ALL)
                    ----------------------------------------

     SPR, through its NPC and SPPC subsidiaries, participates in several utility associations, including the Electric Power Research Institute.

     SPR has invested in Nth Power Technologies (Nth), a venture capital fund that invests in developing technology companies. Nth has made several investments that may result in SPR strengthening its market position and developing new products and services.

ITEM 2.        PROPERTIES

     The general character of SPR's, NPC's, and SPPC's principal facilities is discussed in Item 1 - Business.

     Substantially all of NPC's utility plant is subject to the lien of the Indenture of Mortgage, dated October 1, 1953, and supplemental indentures thereto among NPC and Bankers Trust Company, securing NPC's outstanding first mortgage bonds.

     Additionally, all of NPC's property in Nevada is subject to the lien of the General and Refunding Mortgage Indenture dated as of May 1, 2001 between NPC and the Bank of New York, as trustee, which lien is junior, subject and subordinate to the prior lien of the Indenture of Mortgage mentioned above.

     Substantially all of SPPC's utility plant is subject to the lien of the Indenture of Mortgage, dated December 1, 1940, and supplemental indentures thereto between SPPC and State Street Bank and Trust, and Gerald R. Wheeler, as trustees, securing SPPC's outstanding first mortgage bonds.

     Additionally, all of SPPC's property in Nevada is subject to the lien of the General and Refunding Mortgage Indenture dated as of May 1, 2001 between SPPC and the Bank of New York, as trustee, which lien is junior, subject and subordinate to the prior lien of the Indenture of Mortgage mentioned above.

Item 3.        Legal Proceedings

     Sierra Touch America LLC (STA), a partnership between SPC and Touch America, a subsidiary of Montana Power Company, is constructing a fiber optic line between Salt Lake City, Utah and Sacramento, CA. The conduits included in the line are under contract to be sold to AT&T, PF Net corporations, and STA. SPC is responsible for 50% of the partnership's operating expenses and shares in the construction cost of the fiber network. Construction activity between Sacramento and Reno commenced in July 2000, and the estimated completion date has been moved to early 2003. Williams Communications, LLC ("Williams") has filed a complaint in United States District Court alleging that STA has failed to make timely payment on invoices in connection with a construction agreement between Williams and STA. TI Energy Services ("TI") has filed a complaint in the District Court of Harris County, Texas, alleging that STA has failed to make timely payment on invoices in connection with a services agreement between TI and STA, whereby TI is to provide services for certain segments of the fiber optic line. Although SPC's ultimate liability, if any, cannot be estimated, Management believes the final outcome of the litigation is not likely to have a material adverse effect on SPR's financial position or results of operations.

     SPPC owns a 345 kV transmission line that connects SPPC to the facilities of the Bonneville Power Administration ("BPA") near Alturas, California. The Transmission Agency of Northern California ("TANC") initiated proceedings in the United States District Court for the Eastern District of California and the United States Court of Appeals for the Ninth Circuit, in each case alleging that BPA's construction of a small portion of the Alturas Intertie violated the Northwest Power Preference Act and requesting an injunction prohibiting operation of the Alturas Intertie. The case before the Eastern District was dismissed for lack of jurisdiction. The case before the Ninth Circuit was dismissed for TANC's failure to prosecute. In December 1999, TANC filed suit in the Superior Court of the State of California, Sacramento County, seeking an injunction against operation of the Alturas Intertie based on numerous allegations under state law, including inverse condemnation, trespass, private nuisance, and conversion. That case was removed to Federal Court and dismissed by the trial court, and is now on appeal in the Ninth Circuit. Although SPPC's ultimate liability, if any, cannot be estimated at this time, Management believes the final outcome of the appeal and any subsequent litigation is not likely to have a material adverse effect on SPR's financial position or results of operation.

     See Environment in Item 1, Business, for information on environmental proceedings.

     SPR and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on their financial positions or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

                            SIERRA PACIFIC RESOURCES
                            ------------------------

         SPR's Common Stock is traded on the New York Stock Exchange (symbol
SRP). The dividends paid per share and high and low sale prices of the Common Stock in the consolidated transaction reporting system in "The Dow Jones News Retrieval Service" for 2001 and 2000 are as follows:


                                                      Dividends
                                                        Paid
                                                      Per Share          High            Low
                                                  ---------------    ----------     ------------
                    2001   First Quarter               $.250       $   16.000     $   10.800
                           Second Quarter               .000           17.000         13.290
                           Third Quarter   *            .200           17.020         14.670
                           Fourth Quarter  *            .200           15.560         13.850

                    2000   First Quarter                .250           18.437         12.125
                           Second Quarter               .250           15.687         12.500
                           Third Quarter                .250           19.437         12.562
                           Fourth Quarter               .250           18.062         14.875

                    * For federal income tax purposes, these payments were determined to be return of capital and therefore not taxable as ordinary income.

Number of Security Holders:

             Title of Class                               Number of Holders
             --------------                               -----------------

Common Stock:     $1.00 Par Value                As of March 15, 2002: 25,019

         Dividends are considered periodically by SPR's Board of Directors and are subject to factors that ordinarily affect dividend policy, such as current and prospective earnings, current and prospective business conditions, regulatory factors, SPR's financial condition and other matters within the discretion of the Board. As a result of the unprecedented conditions in the wholesale energy markets that negatively affected SPR's earnings prior to the restoration of deferred energy accounting in Nevada, the Board of Directors decided on April 13, 2001 not to pay the Common Stock dividend that, if it had followed historical practices, would have been paid in May 2001. Following the passage of legislation in Nevada which reinstated deferred energy accounting for electric utilities, the Board re-examined the factors described previously and on July 20, 2001 declared a dividend of $.20 per share on SPR's Common Stock, payable September 15, 2001. The Board of Directors also established the following schedule for when future dividends would normally be paid, if declared: December 15, March 15, June 15 and September 15. The Board subsequently voted on November 6, 2001 to declare a dividend of $.20 per share, payable December 15, 2001. The Board will continue to review these factors on a periodic basis to determine if and when it would be prudent to declare a dividend on SPR's Common Stock. There is no guarantee that dividends will be paid in the future, or that, if paid, the dividends will be paid at the same amount or with the same frequency as in the past.

     On February 6, 2002, the SPR Board of Directors declared a quarterly common dividend of $.20 per share. This dividend of approximately $20.4 million will be paid on March 15, 2002, to holders of record as of February 22, 2002.

     The primary source of funds for the payment of dividends to SPR's stockholders is dividends paid to SPR by NPC and SPPC on their common stock, all of which is owned by SPR. These two subsidiaries are public utilities and are subject to regulation by state utility commissions which may impose limits on investment returns or otherwise impact the amount of dividends which may be paid by those companies. Moreover, the Articles of Incorporation of SPPC contain restrictions on the payment of dividends on SPPC's common stock in the event of a default in the payment of dividends on SPPC's preferred stock. Similarly, the bank credit facilities of NPC and SPPC prohibit the payment of dividends on each company's common stock if that company is in default under the terms of the relevant credit facility. Finally, the terms of certain outstanding series of first mortgage bonds of both NPC and SPPC contain certain quantitative limits on the amount of dividends that may be paid on each company's common stock.

ITEM 6.        SELECTED FINANCIAL DATA

     See Item 7, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, for a discussion of factors that may affect the future financial condition and results of operations of SPR, NPC, and SPPC.

                            SIERRA PACIFIC RESOURCES
                            ------------------------

     The table below, for periods prior to July 28, 1999, reflects historical information for NPC.

                                                                         Year ended December 31,
                                                             (dollars in thousands, except per share amounts)
                                          ------------------------------------------------------------------------------

                                                2001           2000            1999             1998           1997
                                                ----           ----            ----             ----           ----
Operating Revenues                         $  4,588,730  $   2,334,254   $  1,284,792   $      873,682   $    799,148
                                           ============  ==============  =============  ===============  =============

Operating Income                           $    222,869  $     127,389   $    162,861   $      147,277   $    137,196
                                           ============  ==============  =============  ===============  =============

Net Income (Loss)
  from Continuing Operations               $     29,866  $     (49,414)  $     48,210   $       83,499   $     82,091
                                          =============  ==============  =============  ===============  =============

Income (Loss) from Continuing Operations
  Per Average Common Share - Basic         $       0.34  $       (0.63)  $       0.77   $         1.64   $       1.65
                                          =============  ==============  =============  ===============  =============

Income (Loss) from Continuing Operations
  Per Average Common Share - Diluted       $       0.34  $       (0.63)  $       0.77   $         1.64   $       1.65
                                          =============  ==============  =============  ===============  =============

Total Assets                               $  8,181,314  $   5,677,908   $  5,235,917   $    2,541,840   $  2,339,422
                                          =============  ==============  =============  ===============  =============

Long-Term Debt and
  SPPC/NPC Obligated Mandatorily
  Redeemable Preferred Trust Securities    $  3,564,977  $   2,371,051   $  1,793,999   $    1,089,099   $  1,014,311
                                          =============  ==============  =============  ===============  =============

Dividends Declared Per
  Common Share                             $       0.40  $        1.00   $       1.17   $         1.45   $       1.60
                                          =============  ==============  =============  ===============  =============

                              NEVADA POWER COMPANY
                              --------------------

                                                                          Year ended December 31,
                                                                          (dollars in thousands)
                                           ----------------------------------------------------------------------------------------

                                                 2001              2000             1999              1998             1997
                                                 ----              ----             ----              ----             ----
Operating Revenues                         $     3,025,103  $     1,325,470   $       977,262    $      873,682   $       799,148
                                           ===============  ===============  ================  ================  ==================

Operating Income                           $       144,364  $        73,460   $       116,983    $      147,277   $       137,196
                                           ===============  ===============  ================  ================ ===================

Net Income (Loss)                          $        56,733  $       (39,780)  $        51,750    $       83,499   $        82,091
                                           ===============  ===============  ================  ================  ==================

Total Assets                               $     5,225,369  $     3,407,751   $     3,378,485    $    2,541,840   $     2,339,422
                                           ===============  ===============  ================  ================  ==================
Long-Term Debt and
  Obligated Mandatorily
  Redeemable Preferred Trust Securities    $     1,796,839  $     1,116,656   $     1,119,876    $    1,089,099   $     1,014,311
                                           ===============  ===============  ================  ================  ==================

Dividends Declared - Common Stock          $        33,000  $        64,000   $        72,000    $       73,715   $        79,177
                                           ===============  ===============  ================  ================  ==================


                          SIERRA PACIFIC POWER COMPANY
                          ----------------------------

         The table below, for the years ended December 31, 1998 and 1997, includes information for SPPC's water business disposed of in 2001.

                                                                          Year ended December 31,
                                                                          (dollars in thousands)
                                           ----------------------------------------------------------------------------------------

                                                 2001              2000             1999              1998             1997
                                                 ----              ----             ----              ----             ----
Operating Revenues                         $     1,544,786  $       994,585   $       709,374    $      685,189   $       657,540
                                           ===============  ===============  ================  ================  ==================

Operating Income                           $        78,968  $        47,135   $       112,703    $      114,263   $       120,172
                                           ===============  ===============  ================  ================  ==================
Net  Income (Loss)
  from Continuing Operations               $        19,043  $        (7,576)  $        59,658    $       79,678   $        77,668
                                           ===============  ===============  ================  ================  ==================

Total Assets                               $     2,685,907  $     2,208,389   $     2,084,707    $    2,011,820   $     1,912,242
                                           ===============  ===============  ================  ================  ==================
Long-Term Debt and
  Obligated Mandatorily
  Redeemable Preferred Trust Securities    $       923,070  $       654,316   $       673,930    $      654,950   $       655,389
                                           ===============  ===============  ================  ================  ==================

Dividends Declared - Common Stock          $        63,000  $        85,000   $        76,000    $       76,000   $        72,000
                                           ===============  ===============  ================  ================  ==================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information in this Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the actual results of Sierra Pacific Resources (SPR), Nevada Power Company (NPC), or Sierra Pacific Power Company (SPPC) to differ materially from those contemplated in any forward-looking statement include, among others, the following:

   (1) unfavorable rulings in rate cases previously filed and to be filed by NPC and SPPC (the "Utilities") with the Public Utilities Commission of Nevada (PUCN), including the periodic applications authorized by recent Nevada legislation to permit the Utilities to recover costs for fuel and purchased power that have been recorded by the Utilities in their deferred energy accounts and deferred natural gas recorded by SPPC for its gas distribution business;

   (2) the ability of SPR, NPC and SPPC to access the capital markets to support their requirements for working capital, including amounts necessary to finance deferred energy costs, construction costs and the repayment of maturing debt, particularly in the event of unfavorable rulings by the PUCN and/or a downgrade of the existing debt ratings of SPR, NPC or SPPC;

   (3) whether the PUCN will issue favorable orders in a timely manner to permit the Utilities to borrow money and issue additional securities to finance the Utilities' operations and to purchase power and fuel necessary to serve their respective customers;

   (4) the extent to which volatile energy prices and the financial difficulties of electric utilities and power exchanges in the western United States cause any counterparties to the Utilities' purchased power contracts to default on their obligations, thus requiring the Utilities to seek to replace the power on the spot market;

   (5) the effect of price controls promulgated in June 2001 by the Federal Energy Regulatory Commission ("FERC") on the price at which the Utilities can sell excess power in the wholesale markets;

   (6) the effect that any future terrorist attacks may have on the tourism and gaming industries in Nevada, particularly in Las Vegas, as well as on the economy in general;

   (7) the effect of existing or future Nevada, California or federal legislation or regulations affecting electric industry restructuring, including laws or regulations which could allow certain customers to choose new electricity suppliers;

   (8) unseasonable weather and other natural phenomena, which can have potentially serious impacts on the Utilities' ability to procure adequate supplies of fuel or purchased power to serve their respective customers and on the cost of procuring such supplies;

   (9) industrial, commercial and residential growth in the service territories of the Utilities;

   (10)     the loss of any significant customers;

   (11) changes in the business of major customers, including those engaged in gold mining or gaming, which may result in changes in the demand for services of the Utilities;

   (12) changes in environmental regulations, tax or accounting matters or other laws and regulations to which the Utilities are subject;

   (13) future economic conditions, including inflation rates and monetary policy;

   (14) financial market conditions, including changes in availability of capital or interest rate fluctuations;

   (15) unusual or unanticipated changes in normal business operations, including unusual maintenance or repairs; and

   (16) employee workforce factors, including changes in collective bargaining unit agreements, strikes or work stoppages.

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

                          CRITICAL ACCOUNTING POLICIES

         The following items represent critical accounting policies that under different conditions or using different assumptions could have a material effect on the financial condition, liquidity and capital resources of SPR and the Utilities.

Regulatory Accounting

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

Deferred Energy Accounting

         On April 18, 2001, the Governor of Nevada signed into law Assembly Bill
(AB) 369. The provisions of AB 369, which are described in greater detail in "Regulation and Rate Proceedings," later, include, among others, a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. In accordance with the provisions of SFAS No. 71, the Utilities began utilizing deferred energy accounting on March 1, 2001, for their respective electric operations. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates, that excess is not recorded as a current expense on the income statement but rather is deferred and recorded as an asset on the balance sheet. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates and recorded as revenue or expense in future time periods, subject to PUCN review. AB 369 provides that the PUCN may not allow the recovery of any costs for purchased fuel or purchased power "that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility." In reference to deferred energy accounting, AB 369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity, and to purchase energy. The Utilities also record, and are eligible to recover, a carrying charge on such deferred balances.

         If not for deferred energy accounting during 2001, SPR's, NPC's and SPPC's results of operations, financial condition, liquidity and capital resources would have been materially adversely affected. For example, without the deferred energy accounting provisions of AB 369, the 2001 reported net income of SPR, NPC and SPPC of $56.7 million, $63.4 million/1/ and $45.9 million would have been (net of income tax) reported as net losses of ($715.4) million, ($573.6) million/1/ and ($89.1) million, respectively. In addition, a significant disallowance by the PUCN of costs currently deferred would have a material adverse affect on the future results of operations of SPR, NPC and SPPC. See "Regulation and Rate Proceedings," later, for a more detailed discussion of deferred energy accounting, including the regulatory process underway to recover these deferred costs.

Derivatives and Hedging Activities

         Effective January 1, 2001, SPR, SPPC, and NPC adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. As amended, SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure the instruments at fair value.

         In order to manage loads, resources and energy price risk, the Utilities buy fuel and power under forward contracts. In addition to forward fuel and power purchase contracts, the Utilities also use options and swaps to manage price risk. All of these instruments are considered to be derivatives under SFAS No. 133. The risk management assets and liabilities recorded in the balance sheets of the Utilities and SPR are primarily comprised of the fair value of these forward fuel and power purchase contracts and other energy related derivative instruments.

         With the reinstatement of deferred energy accounting pursuant to AB 369, prudently incurred fuel and purchased power costs are expected to be recoverable through future rates. Accordingly, the energy related risk management assets and liabilities and the corresponding unrealized gains and losses (changes in fair value) are offset with a regulatory asset or liability rather than recognized in the statements of income and comprehensive income. Upon settlement of the derivative instrument, actual fuel and purchased power costs are recognized or deferred to the extent they are recoverable or payable through future rates.


-------------------------
/1/ Excludes equity in losses of SPR.

         The fair values of the forward contracts and swaps are determined based on quotes obtained from independent brokers and exchanges. The fair values of options are determined using a pricing model which incorporates assumptions such as the underlying commodity's forward price curve, time to expiration, strike price, interest rates, and volatility. The use of different assumptions and variables in the model could have a significant impact on the valuation of the instruments.

         SPR and the Utilities have other non-energy related derivative instruments such as interest rate swaps. The transition adjustment resulting from the adoption of SFAS No. 133 related to these types of derivative instruments was reported as the cumulative effect of a change in accounting principle in Other Comprehensive Income. Additionally, the changes in fair values of these non-energy related derivatives are also reported in the statements of comprehensive income until the related transactions are settled or terminate, at which time the amounts will be reclassified into earnings. No amounts were reclassified into earnings during 2001.

         See Note 22 of "Notes to Financial Statements" for additional information regarding derivatives and hedging activities.

Provision for Uncollectible Accounts

         The Utilities reserve for doubtful accounts based on past experience writing off uncollectible customer accounts. The collapse of the energy markets in California, and the subsequent bankruptcy of the California Power Exchange and the financial difficulties of the Independent System Operator, resulted in the Utilities reserving for outstanding receivables for power purchases by these two entities of $19.9 million and $1.5 million (before taxes) for NPC and SPPC, respectively. The weakening economy and the disruption to the leisure travel industry after September 11th also impacted the Utilities' customer delinquencies in 2001. Additional amounts of $14.8 million and $6.1 million were reserved for delinquent retail customer accounts of NPC and SPPC, respectively. The adequacy of these reserves will vary to the extent that future collections differ from past experience. Uncollectible retail customer accounts amounting to $5.6 million and $2.5 million respectively, for NPC and SPPC, were written off against this provision in 2001. Significant collection efforts are underway to recover portions of the rest of the delinquent accounts.

                  MAJOR FACTORS AFFECTING RESULTS OF OPERATIONS

         As discussed in the results of operations sections that follow, operating results for 2001 were affected by the high and extremely volatile fuel and purchased power costs that developed in the western United States in 2000 and continued into 2001, and by several responsive legislative and regulatory actions.

         In an effort to mitigate the effects of higher fuel and purchased power costs, in July 2000, the Utilities entered into the Global Settlement with the PUCN, which established a mechanism that initiated incremental rate increases for each Utility. Cumulative electric rate increases under the Global Settlement were $127 million and $65 million per year, respectively, for the Utilities.

         However, because the rate adjustment mechanism of the Global Settlement was subject to certain caps and could not keep pace with the continued escalation of fuel and purchased power prices, on January 29, 2001, the Utilities filed a Comprehensive Energy Plan (CEP) with the PUCN. The CEP included a request for emergency rate increases (CEP Riders). On March 1, 2001, the PUCN permitted the requested CEP Riders to go into effect subject to later review. The CEP Riders provided further rate increases of $210 million and $104 million per year, respectively, for NPC and SPPC.

         Notwithstanding the increases under the Global Settlement and the CEP Riders, the Utilities' revenues for fuel and purchased power recovery continued to be less than the related expenses. Accordingly, the Utilities sought additional relief pursuant to legislation.

         On April 18, 2001, the Governor of Nevada signed into law AB 369. The provisions of AB 369, which are described later in greater detail in "Regulation and Rate Proceedings," include a moratorium on the sale of generation assets by electric utilities until 2003, the repeal of electric industry restructuring, and, beginning March 1, 2001, a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. The stated purposes of this emergency legislation included, among others, to control volatility in the price of electricity in the retail market in Nevada and to ensure that the Utilities have the necessary financial resources to provide adequate and reliable electric service under present market conditions.

         As discussed above in "Critical Accounting Policies," deferred energy accounting allows the Utilities an opportunity to recover in future periods that portion of their costs for fuel and purchased power not covered by current rates and defers to future periods the expense associated with the amounts by which fuel and purchased power costs exceed the costs to be recovered in current rates. Recovery is subject to PUCN review as to prudency and other matters.

         AB 369 requires each Utility to file general rate applications and deferred energy applications with the PUCN by specific dates. NPC's deferred energy application, filed on November 30, 2001, seeks to establish a Deferred Energy Accounting Adjustment ("DEAA") rate to clear accumulated purchased fuel and power costs of $922 million and spread the cost recovery over a not more than three-year period resulting in a net increase of 21%. The decision of the PUCN on NPC's deferred energy application is to take effect on April 1, 2002. SPPC's deferred energy application, filed on February 1, 2002, seeks to establish a DEAA rate to clear accumulated purchased fuel and power costs of $205 million and spread the cost recovery over a not more than three-year period resulting in a net increase of 9.8%. The PUCN decision on SPPC's deferred energy application is to take effect on June 1, 2002. See "Regulation and Rate Proceedings," later, for a discussion of the Utilities' general rate case filings.

         The decisions of the PUCN on the Utilities' deferred energy applications are expected to have a significant effect on the results of operations of SPR, NPC, and SPPC in 2002 and subsequent periods, and may have a material effect on the financial condition, liquidity, and capital resources of SPR, NPC, and SPPC. In particular, to the extent that the PUCN finds that any amount included in either Utility's deferred account was imprudently incurred, the PUCN will not permit that amount to be recovered through higher rates, and an equivalent amount of the Utility's deferred energy costs asset will be required to be written off. Such a write-off could cause a substantial loss to be incurred by the Utility, could cause its securities to be downgraded by the rating agencies and could make it significantly more difficult to finance the operations of the Utility and to buy fuel and purchased power from third parties. In the event that a significant amount of the Utilities' deferred energy costs are disallowed by the PUCN, there can be no assurance that SPR, NPC, or SPPC will be able to remain solvent.

         As discussed in greater detail in "Regulation and Rate Proceedings," on June 19, 2001, the FERC adopted a price mitigation plan applicable to spot market wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. The price mitigation plan established a mechanism with which to determine the maximum amount that may be charged for power sold during this period. Although the Utilities are not able to predict at this time the long-term effect that the FERC price mitigation plan and other market developments may have on their results of operations, management believes that, under certain market conditions, the FERC plan adversely affects the availability of spot market power to the Utilities and reduces the price at which the Utilities can sell power on the wholesale market. Another potential result from these price mitigation measures could be the delay and/or cancellation of proposed power plants throughout the western United States. If these results occur, the long-term supply of energy could be reduced. Numerous parties, including NPC and several northwest utilities, appealed the FERC order to the District of Columbia Court of Appeals on the basis that the price caps are unfair to electric customers who reside outside of California. The parties to the appeal await action by the Court.

                            SIERRA PACIFIC RESOURCES
                            ------------------------

Results of Operations

         SPR earned $56.7 million for the year ended December 31, 2001, compared to a net loss of ($39.8) million in 2000, and net income of $51.8 million in 1999. NPC and SPPC, SPR's principal subsidiaries, declared common stock dividends to their parent, SPR, of $33 million and $63 million, respectively. SPPC also declared $3.9 million in dividends to holders of its preferred stock.

Liquidity and Capital Resources (SPR Consolidated)

         SPR's net cash flows during 2001 were comparable to 2000. An increase in net cash flows used for operating activities was offset by a decrease in cash used for investing activities and an increase in cash provided from financing activities. The increase in cash used in operating activities resulted substantially from the payment of higher energy and natural gas costs. The decrease in cash used for investing activities resulted from the sale of SPPC's water business. The increase in cash provided from financing activities resulted from a reduction in net retirements of short-term debt and proceeds from the sale of common stock. Cash provided by financing activities was substantially utilized for the payment of higher energy costs in 2001. See Notes 7 (Common Stock and Other Paid-in Capital) and 12 (Short-Term Borrowings) for detailed financing information.

          SPR's net cash flows increased in 2000 compared to 1999. The net increase in cash resulted from less cash used in investing activities offset substantially by decreases in cash from operating and financing activities. The decrease in cash flows used in investing activities is due to the merger cash requirements included in the 1999 amounts. Cash flows from operating activities were less in 2000 due primarily to a decrease in operating income and an increase in accounts receivable, offset, in part, by increases in accounts payable and depreciation and amortization. Cash flows from financing activities decreased in 2000 compared to 1999 because most of the cash provided by long-term debt issued in 2000 was utilized to retire short-term borrowings and other long-term debt. See Notes 9 (Long Term-Debt) and 12 (Short-Term Borrowings) for detailed financing information.

            Since SPR is a holding company, substantially all of its cash flow is provided by dividends paid to SPR by NPC and SPPC on their common stock, all of which is owned by SPR. Since these two subsidiaries are public utilities, they are subject to regulation by state utility commissions which may impose limits on investment returns or otherwise impact the amount of dividends which may be paid by those companies. Moreover, the Articles of Incorporation of SPPC contain restrictions on the payment of dividends on SPPC's common stock in the event of a default in the payment of dividends on SPPC's preferred stock. Similarly, the Credit Agreements of NPC and SPPC prohibit the payment of dividends on each company's common stock if that company is in default under the terms of the relevant credit facility. Finally, the terms of certain outstanding series of first mortgage bonds of both NPC and SPPC limit the cumulative amount of dividends that may be paid on each company's common stock to the cumulative net earnings of that company over an extended period of time. Any of these provisions which potentially restrict dividends payable by NPC or SPPC could adversely affect liquidity at the SPR level.

         In addition to the liquidity provided by dividends from its subsidiaries, SPR maintains $75 million of short-term liquidity capacity at the holding company level in the form of a Credit Agreement with the same bank group that has entered into Credit Agreements with NPC and SPPC. This facility matures on November 28, 2002 and may be used to provide liquidity for general corporate purposes including to back up a commercial paper program, although SPR does not currently maintain a commercial paper program. The Credit Agreement contains a number of restrictive covenants including restrictions on liens, sales of assets and mergers or sale and leaseback transactions by SPR or its subsidiaries. The Credit Agreement also contains financial covenants requiring that SPR maintain:

 . a ratio of (i) Total Indebtedness to (ii) the sum of Total Indebtedness and Shareholders Equity that does not exceed 0.65:1 as of the last day of each fiscal quarter.
 . a Consolidated Interest Coverage Ratio of not less than 1.5 to 1 calculated as of the last day of each fiscal quarter for the preceding four consecutive fiscal quarters.

As of December 31, 2001, SPR was in compliance with these financial covenants.

         The borrowing costs under the Credit Agreement are at a variable interest rate consisting of a spread over LIBOR or an alternate base rate that is based upon a pricing grid tied to the credit rating on SPR's senior unsecured long-term debt. SPR had no borrowings outstanding under the Credit Agreement as of December 31, 2001. On or before the maturity date of the Credit Agreement, SPPC currently intends to either renew or replace the Credit Agreement.

         Like the Credit Agreements for NPC and SPPC, SPR's Credit Agreement is unsecured. However, SPR's Credit Agreement does not require the issuance of collateral to the banks in the event that the credit rating on SPR's long-term unsecured debt is downgraded.

Construction Expenditures and Financing (SPR Consolidated)

         The table below provides SPR's consolidated cash construction expenditures and internally generated cash, net for 1999 through 2001 (dollars in thousands):

                                                                2001             2000            1999            Total
                                                           --------------    -----------      ----------     -------------
Cash construction expenditures                              $    302,875       $328,990        $729,794        $1,361,659
                                                           ==============    ===========      ==========     =============
Net cash flow from operating activities                     $ (1,045,221)      $185,896        $211,089        $ (648,236)
Less common & preferred cash dividends                            64,917         83,057         115,833           263,807
                                                           --------------    -----------      ----------     -------------
Internally generated cash                                   $ (1,110,138)       102,839          95,256          (912,043)
                                                           ==============    ===========      ==========     =============
Internally generated cash as a percentage of
    cash construction expenditures                         Not Applicable           31%             13%     Not Applicable


* 1999 cash construction expenditures include $448.3 million of merger related costs.

         SPR's estimated cash construction expenditures for 2002 through 2006 are $1.7 billion. Construction expenditures for 2002 (approximately $470 million) will be financed through debt issuance and internally generated funds, including recovery of deferred energy. It is anticipated that the Utilities will pay all of their net income in dividends to SPR. SPR anticipates capital contributions of $16 million to NPC and $60 million to SPPC in 2002. SPPC will utilize proceeds from the issuance of short-term debt and parent contributions to fund construction.

         Cash provided by internally generated funds during 2002 assumes full recovery of deferred energy costs over three years for NPC and SPPC. SPR also assumes general rate increases approved as filed effective at the beginning of the second quarter and mid-year for NPC and SPPC, respectively. To the extent that the PUCN finds that any of the Utilities' deferred energy costs resulted from imprudent purchases, the PUCN will not permit that amount to be recovered through higher rates, and an equivalent amount of the Utilities' deferred energy cost asset will be required to be written off. A material write-off of deferred energy costs would have a material adverse affect on the future results of operations of SPR and the Utilities and could cause their securities to be downgraded by the rating agencies and make it significantly more difficult to finance operations, and buy fuel and purchased power from third parties.

         If SPR does not receive substantial recovery of deferred energy costs for the Utilities, depending upon the extent of the disallowance, the rating agencies might downgrade SPR and its subsidiaries. A downgrade by one or more of the national rating agencies of the credit rating for the debt of SPR, NPC or SPPC would affect the companies' liquidity primarily in two principal areas: (1) their respective financing arrangements and (2) NPC's and SPPC's contracts for fuel, for purchase and sale of electricity and for transportation of natural gas.

         With respect to the financing arrangements, in the event that either NPC's or SPPC's commercial paper programs are downgraded, the downgraded issuer would no longer be able to issue commercial paper, thereby requiring the issuer to draw upon its back-up credit facility to pay off outstanding commercial paper balances. With respect to other financing arrangements, a downgrade in and of itself would not trigger an event of default or otherwise accelerate the payment obligations under any of SPR's, NPC's or SPPC's financing agreements. However, the bank Credit Agreements of NPC and SPPC include a "springing lien" feature, pursuant to which NPC or SPPC would be required, in the event that the company's senior unsecured debt is downgraded, to issue General and Refunding Mortgage bonds to the banks in an amount equal to the aggregate principal amount of the commitments under the facilities. If the springing lien were triggered for NPC, NPC would likely be obligated, under a negative pledge clause applicable to its senior unsecured notes, to issue an additional $130 million of General and Refunding Bonds as collateral for those securities.

         With respect to NPC's and SPPC's contracts for purchased power, NPC and SPPC purchase and sell electricity with their counterparties under the Western Systems Power Pool ("WSPP") agreement, which is an industry standard contract. The WSPP contract is posted on the WSPP website. These contracts provide that a material adverse change may trigger a request for collateral, which, if not provided within 3 business days, may trigger a default. A request for collateral must be exercised within 30 days of the event becoming known. A default will result in a termination payment equal to the present value of the net gains and losses aggregated to a single liquidated amount due within 3 business days following the date the notice of termination is received. The mark to market value can be used to roughly approximate the termination payment at any point in time.

         With respect to the purchase and sale of natural gas, NPC and SPPC use several types of contracts. Standard industry sponsored agreements include: (1) the Gas Industry Standards Board ("GSIB") agreement which is used for physical gas transactions, (2) the GasEDI Base Contract for Short Term Sale and Purchase of Natural Gas which is also used for physical gas transactions, or (3) the International Swap Dealers Association (ISDA) agreement which is used for financial gas transactions. Alternatively, the gas transactions might be governed by a non-standard bilateral master agreement negotiated between the parties, or by the confirmation associated with the transaction. The natural gas contract terms and conditions are more varied than the electric contracts. Consequently, some of the contracts do not contain rating downgrade triggers and some contain language similar to that found in the WSPP agreement.

         Gas transmission services are provided under the FERC Gas Tariff or a custom agreement. These contracts require the entities to establish and maintain creditworthiness to obtain service.

Contractual Obligations (SPR Consolidated)

         The table below provides SPR's consolidated contractual obligations, not including estimated construction expenditures described above, as of December 31, 2001, that SPR expects to satisfy through a combination of internally generated cash and, as necessary, through the issuance of short-term and long-term debt (dollars in thousands):

                                                             Payments Due By Period
                                              2002         2003          2004       2005         2006       Thereafter       Total
                                       ------------- -------------------------------------------------------------------------------
   Long- Term Debt (1)                  $   299,010    $ 570,632     $ 132,621   $ 302,622    $  52,629    $ 2,317,601   $ 3,675,115
   Purchased Power                        1,348,451      152,852       151,627     136,680      137,446        777,064     2,704,120
   Coal and Natural Gas                     367,373      126,027       129,482      96,671       94,299        725,651     1,539,503
   Capital Lease Obligations                  6,156        6,156         6,946       7,736        7,736         58,016        92,746
   Operating Leases                          12,127        9,284         8,194       7,289        6,863         63,463       107,220
   Other Long-Term Obligations                  300                                                                              300
                                       ------------- ------------  ------------ -----------  ----------- -------------- ------------
   Total Contractual Cash
    Obligations                         $ 2,033,417    $ 864,951     $ 428,870   $ 550,998    $ 298,973    $ 3,941,795   $ 8,119,004
                                       ============= ============  ============ ===========  =========== ============== ============

   (1) Includes short-term debt of $177,000.


Capital Structure (SPR Consolidated)

         SPR's actual consolidated capital structure at December 31, 2001, and 2000 was as follows (dollars in thousands):

                                                              2001                          2000
                                                   -------------------------    -----------------------
               Short-Term Debt (1)                     $  299,010        6%         $   685,601       15%
               Long-Term Debt                           3,376,105       57%           2,133,679       48%
               Preferred Stock                             50,000        1%              50,000        1%
               Preferred Trust Securities                 188,872        4%             237,372        5%
               Common Equity                            1,702,322       32%           1,359,712       31%
                                                   -------------------------    --------------------------
                  TOTAL                                $5,616,309      100%         $ 4,466,364      100%
                                                   =========================    ==========================

(1) Including current maturities of long-term debt. Included in amounts above for Long-Term Debt is $600 million of SPR holding company debt.

         The merger between SPR and NPC was accounted for as a reverse purchase under generally accepted accounting principles, with NPC considered the acquiring entity, even though SPR became the legal parent of NPC. For accounting purposes, the merger was deemed to have occurred on August 1, 1999. As a result of this reverse purchase accounting treatment: (i) the historical financial statements of SPR for periods prior to the date of the merger are no longer the financial statements of SPR, and therefore, are no longer presented; (ii) the historical financial statements of SPR for periods prior to the date of the merger are those of NPC; (iii) based on a merger date of August 1, 1999, the Consolidating Statements of Income for the twelve months ended December 31, 1999, include five months (August through December 1999) of operating activity for SPR and its subsidiaries other than NPC and include the operating results of NPC for the entire periods presented; and (iv) each of the Consolidating Statements of Income for the twelve months periods ended December 31, 2001 and 2000, include twelve months of operating activity for SPR and its subsidiaries.

           SIERRA PACIFIC RESOURCES CONSOLIDATING STATEMENTS OF INCOME
                             (Dollars in Thousands)

                                                                                     Year Ended December 31, 2001
                                                                    ----------------------------------------------------------
                                                                       12 months     12 months       12 months
                                                                          NPC           SPPC           Other         Total
                                                                    ----------------------------   ---------------------------
OPERATING REVENUES:
  Electric                                                           $ 3,025,103    $ 1,399,134     $        -    $ 4,424,237
  Gas                                                                                   145,652              -        145,652
  Other                                                                        -              -         18,841         18,841
                                                                    ------------- --------------   ------------ --------------
                                                                       3,025,103      1,544,786         18,841      4,588,730
                                                                    ------------- --------------   ------------ --------------
OPERATING EXPENSES:
  Operation:
       Purchased power                                                 3,026,336      1,025,741              -      4,052,077
       Fuel for power generation                                         441,900        286,719              -        728,619
       Gas purchased for resale                                                -        136,534              -        136,534
       Deferral of energy costs-electric-net                            (937,322)      (198,826)             -     (1,136,148)
       Deferral of energy costs-gas-net                                        -        (23,170)             -        (23,170)
       Other                                                             169,442        117,627         44,892        331,961
  Maintenance                                                             45,136         24,363              -         69,499
  Depreciation and amortization                                           93,101         70,358          1,181        164,640
  Taxes:                                                                                                     -
       Income taxes                                                       17,775          8,507        (27,512)        (1,230)
       Other than income                                                  24,371         17,965            743         43,079
                                                                    ------------- --------------   ------------ --------------
                                                                       2,880,739      1,465,818         19,304      4,365,861
                                                                    ------------- --------------   ------------ --------------
OPERATING INCOME                                                         144,364         78,968           (463)       222,869
                                                                    ------------- --------------   ------------ --------------

OTHER INCOME:
  Allowance for other funds used during
        construction                                                        (382)           856              -            474
  Other income - net                                                      27,272          8,489          2,962         38,723
                                                                    ------------- --------------   ------------ --------------
                                                                          26,890          9,345          2,962         39,197
                                                                    ------------- --------------   ------------ --------------
                Total Income Before Interest Charges                     171,254         88,313          2,499        262,066
                                                                    ------------- --------------   ------------ --------------

INTEREST CHARGES:
     Long-term debt                                                       81,599         55,199         51,572        188,370
     Other                                                                13,219          7,433          3,509         24,161
     Allowance for borrowed funds used during
      construction and capitalized interest                               (2,141)          (660)             -         (2,801)
                                                                    ------------- --------------   ------------ --------------
                                                                          92,677         61,972         55,081        209,730
                                                                    ------------- --------------   ------------ --------------
INCOME (LOSS) BEFORE SPPC/NPC OBLIGATED
 MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES                        78,577         26,341        (52,582)        52,336
     Preferred dividend requirements of obligated mandatorily
      redeemable preferred trust securities                              (15,172)        (3,598)             -        (18,770)
                                                                    ------------- --------------   ------------ --------------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                            63,405         22,743        (52,582)        33,566
     Preferred stock dividend requirements                                     -         (3,700)             -         (3,700)
                                                                    ------------- --------------   ------------ --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                  63,405         19,043        (52,582)        29,866
INCOME FROM DISCONTINUED OPERATIONS                                            -          1,022              -          1,022
GAIN ON DISPOSAL OF WATER BUSINESS                                             -         25,845              -         25,845
                                                                    ------------- --------------   ------------ --------------
NET INCOME (LOSS)                                                    $    63,405    $    45,910     $  (52,582)   $    56,733
                                                                    ============= ==============   ============ ==============

           SIERRA PACIFIC RESOURCES CONSOLIDATING STATEMENTS OF INCOME
                             (Dollars in Thousands)

                                                                                  Year Ended December 31, 2000
                                                                    ----------------------------------------------------------
                                                                     12 months       12 months      12 months
                                                                        NPC              SPPC         Other           Total
                                                                    ---------------------------- -----------------------------
OPERATING REVENUES:
  Electric                                                          $  1,325,470    $   893,782      $       -    $ 2,219,252
  Gas                                                                                   100,803              -        100,803
  Other                                                                        -              -         14,199         14,199
                                                                    ------------- -------------- -------------- --------------
                                                                       1,325,470        994,585         14,199      2,334,254
                                                                    ------------- -------------- -------------- --------------
OPERATING EXPENSES:
  Operation:
       Purchased power                                                   671,396        444,979              -      1,116,375
       Fuel for power generation                                         292,787        233,748              -        526,535
       Gas purchased for resale                                                -         83,199              -         83,199
       Deferral of energy costs-electric-net                              16,719              -              -         16,719
       Deferral of energy costs-gas-net                                        -        (16,164)             -        (16,164)
       Other                                                             139,723         96,438         24,335        260,496
  Maintenance                                                             34,057         18,420              -         52,477
  Depreciation and amortization                                           85,989         69,350            696        156,035
  Taxes:
       Income taxes                                                      (12,162)          (672)       (18,188)       (31,022)
       Other than income                                                  23,501         18,152            562         42,215
                                                                    ------------- -------------- -------------- --------------
                                                                       1,252,010        947,450          7,405      2,206,865
                                                                    ------------- -------------- -------------- --------------
OPERATING INCOME                                                          73,460         47,135          6,794        127,389
                                                                    ------------- -------------- -------------- --------------


OTHER INCOME:

  Allowance for other funds used during
        construction                                                       2,456            357              -          2,813
  Other income (expense) - net                                             1,718         (2,429)         3,357          2,646
                                                                    ------------- -------------- -------------- --------------
                                                                           4,174         (2,072)         3,357          5,459
                                                                    ------------- -------------- -------------- --------------
                Total Income Before Interest Charges                      77,634         45,063         10,151        132,848
                                                                    ------------- -------------- -------------- --------------


INTEREST CHARGES:

     Long-term debt                                                       64,513         36,865         33,218        134,596
     Other                                                                13,732         11,312         10,843         35,887
     Allowance for borrowed funds used during
      construction and capitalized interest                               (7,855)        (2,779)             -        (10,634)
                                                                    ------------- -------------- -------------- --------------
                                                                          70,390         45,398         44,061        159,849
                                                                    ------------- -------------- -------------- --------------
INCOME (LOSS) BEFORE SPPC/NPC OBLIGATED
 MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES                         7,244           (335)       (33,910)       (27,001)
     Preferred dividend requirements of obligated mandatorily
      redeemable preferred trust securities                              (15,172)        (3,742)             -        (18,914)
                                                                    ------------- -------------- -------------- --------------
(LOSS) BEFORE PREFERRED STOCK DIVIDENDS                                   (7,928)        (4,077)       (33,910)       (45,915)
     Preferred stock dividend requirements                                     -         (3,499)             -         (3,499)
                                                                    ------------- -------------- -------------- --------------
(LOSS) FROM CONTINUING OPERATIONS                                         (7,928)        (7,576)       (33,910)       (49,414)
INCOME FROM DISCONTINUED OPERATIONS                                            -          9,634              -          9,634
                                                                    ------------- -------------- -------------- --------------
NET (LOSS) INCOME                                                   $     (7,928)   $     2,058      $ (33,910)   $   (39,780)
                                                                    ============= ============== ============== ==============

           SIERRA PACIFIC RESOURCES CONSOLIDATING STATEMENTS OF INCOME
                             (Dollars in Thousands)

                                                                                  Year Ended December 31, 1999
                                                                   ---------------------------------------------------------
                                                                      12 months     5 months      5 months
                                                                         NPC           SPPC         Other          Total
                                                                   --------------------------- -----------------------------
OPERATING REVENUES:
  Electric                                                            $ 977,262     $ 259,440      $      -     $ 1,236,702
  Gas                                                                         -        38,958             -          38,958
  Other                                                                       -             -         9,132           9,132
                                                                   ------------- ------------- ------------- ---------------
                                                                        977,262       298,398         9,132       1,284,792
                                                                   ------------- ------------- ------------- ---------------
OPERATING EXPENSES:
  Operation:

    Purchased power                                                     293,600        79,856             -         373,456
    Fuel for power generation                                           154,546        51,584             -         206,130
    Gas purchased for resale                                                  -        27,262             -          27,262
    Deferral of energy costs-electric-net                                97,238             -             -          97,238
    Other                                                               141,041        40,961        11,389         193,391
  Maintenance                                                            50,805         8,492             -          59,297
  Depreciation and amortization                                          80,644        29,188           243         110,075
  Taxes:
    Income taxes                                                         19,943        10,602        (5,247)         25,298
    Other than income                                                    22,462         7,232            90          29,784
                                                                   ------------- ------------- ------------- ---------------
                                                                        860,279       255,177         6,475       1,121,931
                                                                   ------------- ------------- ------------- ---------------
OPERATING INCOME                                                        116,983        43,221         2,657         162,861
                                                                   ------------- ------------- ------------- ---------------


OTHER INCOME:

  Allowance for other funds used during
    construction                                                          3,713        (1,374)            -           2,339
  Other (expense) income - net                                           (1,824)         (853)          352          (2,325)
                                                                   ------------- ------------- ------------- ---------------
                                                                          1,889        (2,227)          352              14
                                                                   ------------- ------------- ------------- ---------------
        Total Income Before Interest Charges                            118,872        40,994         3,009         162,875
                                                                   ------------- ------------- ------------- ---------------

INTEREST CHARGES:
    Long-term debt                                                       64,454        12,741           299          77,494
    Other                                                                 8,815         5,885        11,529          26,229
    Allowance for borrowed funds used during
     construction and capitalized interest                               (8,356)          356             -          (8,000)
                                                                   ------------- ------------- ------------- ---------------
                                                                         64,913        18,982        11,828          95,723
                                                                   ------------- ------------- ------------- ---------------
INCOME (LOSS) BEFORE SPPC/NPC OBLIGATED
 MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES                       53,959        22,012        (8,819)         67,152
    Preferred dividend requirements of obligated mandatorily
     redeemable preferred trust securities                              (15,172)       (1,570)            -         (16,742)
                                                                   ------------- ------------- ------------- ---------------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                           38,787        20,442        (8,819)         50,410
    Preferred stock dividend requirements                                   (95)       (2,105)            -          (2,200)
                                                                   ------------- ------------- ------------- ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 38,692        18,337        (8,819)         48,210
INCOME FROM DISCONTINUED OPERATIONS                                           -         3,540             -           3,540

                                                                   ------------- ------------- ------------- ---------------
NET INCOME (LOSS)                                                     $  38,692     $  21,877      $ (8,819)    $    51,750
                                                                   ============= ============= ============= ===============

                              NEVADA POWER COMPANY
                              --------------------

Results of Operations

     NPC earned net income of $63.4 million in 2001, compared to a net loss of ($7.9) million in 2000, and 1999 net income before dividend requirements on preferred stock of $38.8 million. These amounts do not include NPC's equity in the earnings (losses) of SPR. The causes for significant changes in specific lines comprising the results of operations for NPC for the respective years ended are provided below (dollars in thousands except for amounts per unit):

Electric Operating Revenue

                                                          2001                       2000                      1999
                                              ----------------------------  -----------------------------  -------------
                                                              Change from                    Change from
                                                  Amount      Prior year      Amount         Prior year        Amount
                                              -------------  -------------  -------------   -------------  -------------
Electric Operating Revenues:
     Residential                              $    644,875          31.0%    $   492,365           18.3%    $   416,345
     Commercial                                    302,682          32.9%        227,790           13.8%        200,186
     Industrial                                    447,766          37.0%        326,916           12.6%        290,409
                                              -------------                 -------------                  -------------
     Retail revenues                             1,395,323          33.3%      1,047,071           15.5%        906,940
     Other                                       1,629,780         485.4%        278,399          295.9%         70,322
                                              -------------                 -------------                  -------------
       Total Revenues                         $  3,025,103         128.2%    $ 1,325,470           35.6%    $   977,262
                                              =============                 =============                  =============

     Total retail sales (MWh)                   16,799,000           2.7%     16,363,000           12.0%     14,615,000

     Average retail revenue per MWh           $      83.06          29.8%    $     63.99            3.1%    $     62.06

     NPC's retail revenues increased in 2001 due to a combination of customer growth, and rate increases resulting from the Global Settlement and Comprehensive Energy Plan (CEP) (see Major Factors Affecting Results Of Operations, earlier). The number of residential, commercial, and industrial customers increased over the prior year by 4.8%, 4.4% and 6.5%, respectively. As a result of the CEP, a rate increase of 17% for retail customers became effective March 1, 2001. Substantially all of the increase in Other electric revenues was due to the sale of wholesale electric power to other utilities. NPC's increase in wholesale sales compared to 2000 was a result of market conditions and NPC's power procurement activities. See Purchased Power Procurement, later, for a discussion of the Utilities' purchased power procurement strategies.

     NPC's retail revenues increased in 2000 due to a combination of customer growth, warmer than normal weather, and rate increases resulting from the Global Settlement. The number of residential, commercial, and industrial customers increased over the prior year by 5.6%, 4.6% and 7.4%, respectively. As a result of the Global Settlement, NPC implemented monthly rate increases starting August 1, 2000. Other electric revenues were higher in 2000 compared to 1999 due to increased sales of wholesale electric power to other utilities. See Purchased Power Procurement, later, for a discussion of the Utilities' purchased power procurement strategies.

Purchased Power

                                                      2001                           2000                      1999
                                           -----------------------------   ----------------------------   -------------
                                                            Change from                   Change from
                                               Amount        Prior year       Amount       Prior year          Amount
                                           --------------  -------------   ------------   -------------   -------------
Total purchased power                        $ 3,026,336         350.8%     $   671,396          98.1%     $   338,972
 Less imputed capacity deferral                       -              -               -              -         (45,372)
                                           --------------                  -------------                  -------------
Purchased Power                              $ 3,026,336         350.8%     $   671,396         128.7%     $   293,600
                                           ==============                  =============                  =============

Purchased power MWh                           19,268,305          99.5%       9,659,118          22.9%       7,861,985
Average cost per MWh of
      purchased power                        $    157.06         126.0%     $     69.51          61.2%     $     43.12

     NPC's purchased power costs were significantly higher in 2001 due to substantial increases in prices and volumes. Per unit costs of power increased 126% primarily due to higher Short-Term Firm energy prices. These price increases were the result of much higher fuel costs, combined with increased demand and limited power supplies. Volumes purchased rose 100% to accommodate increases in system load of approximately 2.7% and increases in wholesale sales of approximately 310%. Purchases associated with risk management activities, which include transactions entered into for hedging purposes and to optimize purchased power costs, are included in the purchased power amounts. See Purchased Power Procurement, later, for a discussion of the Utilities' purchased power procurement strategies.

     Purchased power costs were higher in 2000 as compared to 1999 due to a 23% increase in the volume purchased and an increase in the per unit cost of power of 61%.

Fuel for Power Generation

                                                      2001                           2000                      1999
                                            ----------------------------   -----------------------------  -------------
                                                            Change from                   Change from
                                               Amount        Prior year       Amount       Prior year          Amount
                                            -------------  -------------   -------------   -------------  -------------
Fuel for Power Generation                    $   441,900          50.9%     $   292,787        89.4%      $    154,546

 MWhs generated                                9,899,195          -7.9%      10,744,466        17.2%         9,167,963
Average fuel cost per MWh
      of generated power                     $     44.64          63.8%     $     27.25        61.6%      $      16.86

         NPC's 2001 fuel expense increased over 50% compared to 2000 primarily due to a substantial increase in natural gas prices, offset in part, by decreased generation late in 2001 when the cost of purchased power was more economical than generation. In 2000, NPC's fuel expense increased 89% compared to 1999 primarily due to a substantial increase in natural gas prices.

Deferral of Energy Costs - Net

                                                   2001                          2000                1999
                                        ---------------------------   --------------------------   ---------

                                                       Change from                  Change from
                                          Amount       Prior year       Amount      Prior year       Amount
                                        -----------  --------------   ----------  --------------   ----------
Deferral of energy costs-electric-net   $ (937,322)            N/A     $ 16,719         -82.8%     $ 97,238

     NPC recorded a significant Deferral of energy costs-net in 2001 due to the implementation of deferred energy accounting beginning March 1, 2001. The current year amounts reflect the extent to which actual fuel and purchased power costs exceeded the fuel and purchased power costs recovered through current rates. Deferral of energy costs-net for 2000 represents energy costs that had been deferred in prior periods and were then recovered in 2000, as a result of deferred energy rate increases granted in 1999.

     Deferral of energy costs-net decreased in 2000 compared to 1999 because NPC discontinued deferred energy cost accounting effective August 1, 2000, pursuant to the July 2000 Global Settlement with the PUCN, and because of decisions, described below, by the PUCN affecting 1999's Deferral of energy costs-net. For more information on the Global Settlement, see Major Factors Affecting Results Of Operations, earlier.

     In February and March 2000, the PUCN issued orders that rejected NPC's requested rate relief in its 1999 deferred energy filings. As a result of these decisions, a pre-tax charge of $80 million to Deferral of energy costs-net was made in 1999 to write-off deferred energy and imputed capacity costs.

     See "Critical Accounting Policies," earlier, and Note 1 of "Notes to Financial Statements" for more information regarding deferred energy accounting.

Allowance For Funds Used During Construction (AFUDC)

                                                                   2001                        2000                   1999
                                                       --------------------------   ---------------------------    ----------
                                                                    Change from                   Change from
                                                         Amount     Prior year        Amount      Prior year         Amount
                                                       ----------  --------------   ----------  ---------------    ----------
        Allowance for other funds used
             during construction                        $  (382)      -115.6%        $  2,456        -33.9%         $  3,713

        Allowance for borrowed funds used
             during construction                          2,141        -72.7%           7,855         -6.0%            8,356
                                                        -------                      --------                       --------
                                                        $ 1,759        -82.9%        $ 10,311        -14.6%         $ 12,069
                                                        -------                      --------                       --------


     NPC AFUDC is lower in 2001 because of adjustments to amounts assigned to specific components of facilities that were completed in different periods. In 2000, there was a small decrease in the AFUDC rate compared to 1999 because of an increase in short-term debt.

Other Expenses

                                                                        2001                          2000                 1999
                                                           ------------------------------  --------------------------- ------------
                                                                             Change from                  Change from
                                                              Amount         Prior year       Amount      Prior year      Amount
                                                           ------------    --------------  ------------  ------------- ------------
                  Other operating expense                   $ 169,442           21.3%       $  139,723        -0.9%     $ 141,041
                  Maintenance expense                          45,136           32.5%           34,057       -33.0%        50,805
                  Depreciation and amortization                93,101            8.3%           85,989         6.6%        80,644
                  Income taxes                                 17,775            N/A           (12,162)     -161.0%        19,943
                  Interest charges on long-term debt           81,599           26.5%           64,513         0.1%        64,454
                  Interest charges- other                      13,219           -3.7%           13,732        55.8%         8,815
                  Other income (expense)-net                   27,272         1487.4%            1,718      -194.2%        (1,824)

     Other operating expense increased in 2001 compared to 2000 due to a $16.6 million larger addition to the provision for uncollectible customer accounts than in 2000, reflecting the impact of the weakening economy and disruption to the leisure travel industry after September 11, 2001. Other operating expense also increased due to the addition of $12.6 million to the uncollectible provision related to receivables from the California Power Exchange (PX) and California's Independent System Operator (ISO). NPC's other operating expense for 2000 was $8.8 million lower than 1999 due to reduced labor and benefit costs as a result of merger efficiencies and unfilled vacancies. These savings were offset, in part, by an increase in the provision for uncollectible accounts that included a provision of $7.3 million related to the PX and ISO.

     The level of NPC's maintenance and repair expenses depends primarily upon the scheduling, magnitude and number of generation unit overhauls at NPC's generating stations. Maintenance expense for 2001 increased from the prior year as a result of increased outage work at Reid-Gardner, additional expenditures for repairs and outages at Clark Station and increased work at Mohave. In 2000 maintenance expense decreased from the prior year primarily as a result of fewer planned plant maintenance activities at NPC's coal generation facilities. In addition, in 2000 crews performed required activities of a capital nature, thereby reducing the amount of maintenance expense.

     An increase in plant-in-service was the cause of NPC's increase in depreciation and amortization expense in 2001 compared to 2000. Depreciation and amortization was also higher in 2000 than 1999 due to an increase in plant-in-service.

     As a result of net income for 2001, NPC incurred income tax expense. Due to a net loss in 2000, NPC recorded an income tax benefit for the year. See Note 10 of "Notes to Financial Statements" for additional information regarding the computation of income taxes.

     NPC's interest charges on long-term debt increased in 2001 compared to 2000, following a net increase in associated debt of $450 million (new issuances of $700 million and redemptions of $250 million during 2001). Interest charges on long-term debt for 2000 were comparable to 1999s. See Note 9 of "Notes to Financial Statements" for additional information regarding long-term debt.

     NPC's interest charges-other in 2001 were comparable to 2000. Interest charges-other increased in 2000 compared to 1999 due to increased debt through the issuance of commercial paper in 2000 and due to interest costs associated with the issuance of floating rate notes in October 1999 and June, August, and December 2000.

     NPC's other income (expense) - net improved in 2001 due primarily to the recognition in the current year of carrying charges on deferred fuel and purchased power balances pursuant to AB 369. Other income

(expense)-net improved in 2000 over the prior year as a result of greater increases in life insurance cash surrender values and reductions in contributions and membership dues.

Liquidity and Capital Resources

     NPC's net cash flows decreased in 2001 compared to 2000. The net decrease in cash resulted from a significant increase in cash flows used in operating activities combined with cash used in investing activities both partially offset by an increase in cash provided by external financing sources. The increase in cash flows used in operating activities resulted substantially from the payment of significantly higher energy costs during 2001. Net cash used in investing activities was comparable between 2001 and 2000. Net cash provided by financing activities was higher in 2001 as a result of cash provided by the issuance of short-term and long-term debt, as described in Notes 12 and 9 to the Financial Statements, and additional capital contributions from SPR. Cash provided by financing activities was substantially utilized for the payment of higher energy costs in 2001.

     NPC's net cash flows increased in 2000 compared to 1999. The net increase in cash resulted from less cash used in investing activities and more cash provided by financing activities. A reduction in the net cash used for utility plant was the main cause for the decrease in cash used for investing activities. The increase in cash flows from financing activities was due to an increase in funding received from SPR (less dividends paid) offset, in part, by less cash provided by the net issuance of long and short-term debt. The overall net increase in cash was also partially offset by a reduction in cash received from operating activities that was mainly due to a decrease in operating income.

     As discussed in "Construction Expenditures and Financing" and "Capital Structure" that follow, NPC anticipates external capital requirements for construction costs and for the repayment of maturing short-term and long-term debt during 2002 totaling approximately $403 million, which NPC will fund through a combination of (i) internally generated funds, (ii) the issuance of short-term debt and preferred stock, and (iii) capital contributions from SPR.

     NPC's primary source of short-term liquidity has been its commercial paper program, pursuant to which it sells commercial paper of varying maturities through dealers to institutional purchasers of commercial paper. NPC's current program permits the sale of up to $200 million of commercial paper on a revolving basis. As of December 31, 2001, NPC had $130.5 million of commercial paper outstanding, representing all of NPC's short-term debt as of that date. As is customary for an A2/P2 commercial paper issuer, NPC's commercial paper program requires that NPC maintain a back-up credit facility in the event that NPC is unable to sell additional commercial paper to pay off outstanding commercial paper due to conditions within the commercial paper market or due to a downgrade in the credit rating of NPC's commercial paper. Accordingly, if there ever were an event of default under or cancellation or termination of the back-up credit facility, NPC would not be able to issue commercial paper until NPC obtained another back-up credit facility or until the default were waived or cured.

     As discussed in "Capital Structure" below, NPC has a Credit Agreement with a number of banks which matures on November 28, 2002. Although this facility may be used to provide liquidity for general corporate purposes, it has been used primarily by NPC to back up its commercial paper program. The Credit Agreement contains a number of restrictive covenants including restrictions on liens, sales of assets, mergers, and sale and leaseback transactions. The Credit Agreement also contains financial covenants requiring that NPC maintain:

  . a ratio of (i) Total Indebtedness to (ii) the sum of Total Indebtedness and Shareholders Equity that does not exceed 0.60:1 as of the last day of each fiscal quarter.
  . a Consolidated Interest Coverage Ratio of not less than 2.0:1 calculated as of the last day of each fiscal quarter for the preceding four consecutive fiscal quarters.

As of December 31, 2001, NPC was in compliance with these financial covenants.

     The borrowing costs under the Credit Agreement are at a variable interest rate consisting of a spread over LIBOR or an alternate base rate that is based upon a pricing grid tied to the credit rating on NPC's senior unsecured long-term debt. NPC had no borrowings outstanding under the Credit Agreement as of December 31, 2001. On or before the maturity date of the Credit Agreement, NPC currently intends to either renew or replace the Credit Agreement.

     The Credit Agreement is currently unsecured. However, NPC will be required to secure the Credit Agreement through the issuance of General and Refunding Mortgage bonds to the lenders in the event that the credit rating on NPC's senior unsecured long-term debt is downgraded (i) by Moody's Investors Service, Inc. to Baa3 or lower or (ii) by Standard & Poor's Ratings Group to BB+ or lower. The Credit Agreement requires NPC to maintain sufficient capacity under its General and Refunding Mortgage Indenture to satisfy this collateral requirement.

     NPC and SPPC are currently negotiating receivables purchase facilities, in an aggregate principal amount not to exceed $200 million, that are expected to be finalized by the end of first quarter 2002. Under the proposed facilities, NPC and SPPC would each sell receivables in a true sale to special purpose entities that would in-turn sell those assets to a commercial paper conduit that would pay for the purchase of the assets by issuing commercial paper. These facilities will be used to provide additional liquidity for working capital and general corporate purposes in addition to NPC's existing commercial paper program. NPC expects the facility to be accounted for in compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The special purpose entities will be wholly owned subsidiaries and their financial positions and results of operations will be reflected in the consolidated financial statements of SPR, NPC, and SPPC.

     NPC's first mortgage indenture creates a first priority lien on substantially all of NPC's properties. As of December 31, 2001, $387.5 million of NPC's first mortgage bonds were outstanding. Although the first mortgage indenture allows NPC to issue additional mortgage bonds on the basis of (i) 60 percent of net utility property additions and/or (ii) the principal amount of retired mortgage bonds, NPC agreed in its General and Refunding Mortgage Indenture that it would limit the issuance of additional first mortgage bonds to not more than $80 million.

     NPC's General and Refunding Mortgage Indenture creates a lien on substantially all of NPC's properties in Nevada that is junior to the lien of the first mortgage indenture. As of December 31, 2001, $490 million of NPC's General and Refunding Mortgage securities were outstanding. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of (i) 70 percent of net utility property additions, (ii) the principal amount of retired General and Refunding Mortgage bonds and/or (iii) the principal amount of first mortgage bonds retired after delivery to the indenture trustee of the initial expert's certificate under the General and Refunding Mortgage Indenture. At December 31, 2001, NPC had the capacity to issue approximately $1.2 billion of additional General and Refunding Mortgage bonds. However, the financial covenants contained in the Credit Agreement described above may limit NPC's ability to issue additional general and refunding bonds or other debt.

     NPC also has the ability to release property from the liens of the two mortgage indentures on the basis of net property additions, cash and/or retired bonds. To the extent NPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of bonds issuable under that indenture. Under the terms of NPC's $130 million of 6.20% Senior Unsecured Notes due 2004, NPC may be required, upon the issuance of additional General and Refunding Mortgage bonds, to secure the Senior Unsecured Notes through the issuance of an equal principal amount of General and Refunding Mortgage bonds.

Construction Expenditures and Financing

     The table below provides NPC's consolidated cash construction expenditures and internally generated cash, net for 1999 through 2001 (dollars in thousands):

                                                                2001              2000              1999              Total
                                                             ----------         ---------         ---------        ----------
        Cash construction expenditures                       $  196,896         $ 196,636         $ 220,919        $  614,451
                                                             ==========         =========         =========        ==========
        Net cash flow from operating activities              $ (757,402)        $ 113,711         $ 178,178        $ (465,513)

        Less common & preferred cash dividends                   33,014            88,308           121,646           242,968
                                                             ----------         ---------         ---------        ----------
        Internally generated cash                              (790,416)           25,403            56,532          (708,481)

        Add equity contribution from parent                     474,921           137,000            18,000           629,921
                                                             ----------         ---------         ---------        ----------
        Total cash available                                 $ (315,495)        $ 162,403         $  74,532        $  (78,560)
                                                             ==========         =========         =========        ==========
        Internally generated cash as a percentage of
            cash construction expenditures               Not Applicable                13%               26%   Not Applicable

        Total cash generated (used) as a percentage of
            cash construction expenditures               Not Applicable                83%               34%   Not Applicable
       ----------------------------------------------------------------------------------------------------------------------

     NPC's estimated cash construction expenditures for 2002 through 2006 are $1.118 billion. Construction expenditures for 2002 (approximately $311 million) will be financed through debt issuance and internally generated funds, including recovery of deferred energy. In 2002, NPC expects to pay all of its net income in dividends to SPR and to receive $16 million of capital contribution from SPR.

     Cash provided by internally generated funds during 2002 assumes full recovery of deferred energy over three years and general rate increases approved as filed effective at the beginning of the second quarter. To the extent that the PUCN finds that any of NPC's deferred energy costs resulted from imprudent purchases, the PUCN will not permit that amount to be recovered through higher rates, and an equivalent amount of NPC's deferred energy cost asset will be required to be written off. A material write-off of deferred energy costs would have a material adverse affect on the future results of operations of NPC and could cause NPC's securities to be downgraded by the rating agencies and make it significantly more difficult to finance operations, and buy fuel and purchased power from third parties. Also see Construction Expenditures and Financing (SPR Consolidated) earlier.

Contractual Obligations

     The table below provides NPC's contractual obligations, not including estimated construction expenditures described above, as of December 31, 2001, that NPC expects to satisfy through a combination of internally generated cash and, as necessary, through the issuance of short-term and long-term debt and preferred stock (dollars in thousands):

                                                            Payments Due By Period
                                       2002          2003          2004          2005          2006       Thereafter       Total
                                    ----------    --------------------------------------------------------------------------------
   Long- Term Debt (1)              $  149,880    $  350,000    $  130,000    $        -    $        -    $1,127,967    $1,757,847

   Purchased Power                   1,046,893        17,061       109,904       109,374       108,996       713,711     2,105,939

   Coal and Natural Gas                187,663        55,493        63,780        31,043        31,064       373,228       742,271

   Capital Lease
   Obligations                           6,156         6,156         6,946         7,736         7,736        58,016        92,746

   Operating Leases                      2,941         1,470         1,090           926           504             -         6,931
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
   Total Contractual Cash
   Obligations                      $1,393,533    $  430,180    $  311,720    $  149,079    $  148,300    $2,272,922    $4,705,734
                                    ==========    ==========    ==========    ==========    ==========    ==========    ==========

(1) Includes short-term debt of $130,500.

Capital Structure

     As of December 31, 2001, NPC had short-term debt outstanding of $130.5 miion comprised entirely of commercial paper.

     On November 29, 2001, NPC put into place a $200 million unsecured revolving credit facility replacing an existing $250 million credit facility, which may be used for working capital and general corporate purposes, including commercial paper backup. This new credit facility requires NPC to issue general and refunding mortgage bonds to secure this credit facility in the event of a decline in NPC's senior unsecured debt rating. This facility will expire on November 28, 2002.

     NPC's actual consolidated capital structure at December 31, 2001, and 2000 was as follows (dollars in thousands):

                                                               2001                         2000
                                                      -------------------------      -----------------------
               Short-Term Debt (1)                       $  149,880        4%         $  352,910       15%
               Long-Term Debt                             1,607,967       48%            927,784       39%
               Preferred Trust Securities                   188,872        6%            188,872        8%
               Common Equity (2)                          1,393,063       42%            887,737       38%
                                                      -------------------------      -----------------------
                  TOTAL                                  $3,339,782      100%         $2,357,303      100%
                                                      =========================      =======================

(1)  Including current maturities of long-term debt.
(2) Does not include equity in Sierra Pacific Resources: 2001 = $309,259; 2000 = $471,975.

                          SIERRA PACIFIC POWER COMPANY
                          ----------------------------

Results of Operations

     SPPC's operating results that follow are based upon the Sierra Pacific Power Company Consolidated Statements of Income included in Item 8 of this report. SPPC's 2001 net income from continuing operations before dividend requirements on preferred stock was $22.7 million, compared to a net loss in 2000 of ($4.1) million and net income of $64.6 million in 1999.

     As described in Note 17, Discontinued Operations, SPPC closed the sale of its water utility business on June 11, 2001. Accordingly, the water business is reported as a discontinued operation and the continuing operating results have been reclassified to report separately the net results of operations from the water business.

     The components of gross margin are (dollars in thousands):

                                               2001               2000               1999
                                         ---------------    ---------------    ---------------
          Operating Revenues:
               Electric                  $     1,399,134    $       893,782    $       609,197
               Gas                               145,652            100,803            100,177
                                         ---------------    ---------------    ---------------
                    Total Revenues             1,544,786            994,585            709,374
                                         ---------------    ---------------    ---------------

          Energy Costs:
               Electric                        1,113,634            678,727            294,846
               Gas                               113,364             67,035             68,125
                                         ---------------    ---------------    ---------------
                    Total Energy Costs         1,226,998            745,762            362,971
                                         ---------------    ---------------    ---------------
                         Gross Margin    $       317,788    $       248,823    $       346,403
                                         ===============    ===============    ===============

          Gross Margin by Segment:
               Electric                  $       285,500    $       215,055    $       314,351
               Gas                                32,288             33,768             32,052
                                         ---------------    ---------------    ---------------
                    Total                $       317,788    $       248,823    $       346,403
                                         ===============    ===============    ===============

     The causes for significant changes in specific lines comprising the results of operations for the years ended are provided below (dollars in thousands except for amounts per unit):

Electric Operating Revenues

                                                         2001                          2000                  1999
                                              ---------------------------   ---------------------------   ------------

                                                             Change from                   Change from
                                                 Amount       Prior year       Amount       Prior year       Amount
                                              ------------   ------------   ------------   ------------   ------------
     Electric Operating Revenues:
          Residential                         $    210,350           17.7%  $    178,701            4.2%  $    171,533
          Commercial                               243,883           23.9%       196,846            4.5%       188,348
          Industrial                               253,936           29.5%       196,143            5.6%       185,771
                                              ------------                  ------------                  ------------
          Retail revenues                          708,169           23.9%       571,690            4.8%       545,652
          Other                                    690,965          114.5%       322,092          406.9%        63,545
                                              ------------                  ------------                  ------------
            Total Revenues                    $  1,399,134           56.5%  $    893,782           46.7%  $    609,197
                                              ============                  ============                  ============

          Total retail sales (MWh)               8,729,173           -0.9%     8,807,332            4.7%     8,412,853
                                              ------------                  ------------                  ------------

          Average retail revenue per MWh      $      81.13           25.0%  $      64.91            0.1%  $      64.86

     The increase in SPPC's 2001 retail revenues was primarily due to rate increases resulting from the Global Settlement and CEP - see Major Factors Affecting Results Of Operations, earlier. These rate increases partially offset the increases in fuel and purchased power costs that SPPC had incurred. Also contributing to the higher revenues was an increase in the number of residential, commercial and industrial customers of 2.8%, 3.3% and 9.3%, respectively. Substantially all of the increase in Other electric revenues was due to the sale of wholesale electric power to other utilities. SPPC's increase in wholesale sales compared to 2000 was a result of market conditions and SPPC's power procurement activities. See Purchased Power Procurement, later, for a discussion of the Utilities' purchased power procurement strategies.

     In 2000, as a result of the Global Settlement, retail revenues were $2.9 million higher than 1999 because the PUCN allowed SPPC to begin recovering its increases in fuel and purchased power costs. The increases in residential and commercial electric revenues in 2000 were also due to warmer weather during the cooling-season than in 1999 and, to a lesser extent, by increases in the number of customers. Industrial revenues increased because of significant increases in usage per customer, primarily by mining customers. Other electric revenues were higher due to an increase in wholesale electric sales. See Purchased Power Procurement, later, for a discussion of the Utilities' purchased power procurement strategies.

Gas Operating Revenues

                                                            2001                          2000                  1999
                                                 ---------------------------   ---------------------------   ------------
                                                                Change from                   Change from
                                                    Amount       Prior year       Amount       Prior year       Amount
                                                 ------------   ------------   ------------   ------------   ------------
          Gas Operating Revenues:
               Residential                       $     63,815           46.6%  $     43,541            1.5%  $     42,888
               Commercial                              30,680           43.6%        21,368            0.5%        21,259
               Industrial                              17,941           58.7%        11,307            0.5%        11,252
               Wholesale                               33,298           46.0%        22,805           -2.8%        23,473
               Miscellaneous                              (82)        -104.6%         1,782           36.6%         1,305
                                                 ------------                  ------------                  ------------
                Total Revenues                   $    145,652           44.5%  $    100,803            0.6%  $    100,177
                                                 ============                  ============                  ============

               Sales (Decatherms)                  17,099,787           -8.9%    18,760,851          -21.2%    23,812,031

               Average revenues per decatherm    $       8.52           58.7%  $       5.37           27.6%  $       4.21

     Gas revenues rose in 2001, primarily due to the fact that the PUCN allowed SPPC to implement two gas rate increases (see Regulation and Rate Proceedings). These increases were the result of higher gas costs that SPPC incurred. Revenues were also higher due to increases of 5.0%, 3.1% and 10.6%, respectively, in residential, commercial and industrial customers, and an increase in wholesale revenues.

     Residential, commercial and industrial gas revenues in 2000 were comparable to 1999. Increases from customer growth were largely offset by lower usage as a result of milder temperatures during the heating seasons. Overall, wholesale gas sales declined slightly in 2000 compared to 1999. A decline in wholesale volume was the result of less gas available for wholesale sales because of significant increases in the usage of gas supplies for electricity generation. This decline was nearly offset by an increase in wholesale unit prices.

Purchase Power

                                             2001                          2000                  1999
                                  ---------------------------   ---------------------------   ------------
                                                 Change from                   Change from
                                     Amount       Prior year       Amount       Prior year       Amount
                                  ------------   ------------   ------------   ------------   ------------
     Purchased Power              $  1,025,741          130.5%  $    444,979          147.5%  $    179,781

     Purchased Power MWH             7,591,000            3.3%     7,349,000           26.8%     5,797,903
     Average cost per MWH of
         Purchased Power          $     135.13          123.2%  $      60.55           95.3%  $      31.01

     Purchased power costs increased dramatically in 2001 due to Short-Term Firm purchase power prices doubling. Purchased power costs also reflect a 14% increase in wholesale sales. Purchases associated with risk management activities, which include transactions entered into for hedging purposes and to optimize purchased power costs, are included in the purchased power amounts. See Purchased Power Procurement, later, for a discussion of the Utilities' purchased power procurement strategies.

     Purchased power costs were higher in 2000 than 1999 primarily because prices per MWh were double that of the prior year and purchased power was relied on to accommodate increased system load. Purchased power costs were also higher during 2000 due to hedging activities in response to higher purchased power prices.

Fuel For Power Generation

                                                    2001                          2000                  1999
                                         ---------------------------- ----------------------------- --------------

                                                         Change from                   Change from
                                              Amount      Prior year        Amount      Prior year        Amount
                                         -------------- ------------- --------------  ------------- --------------
      Fuel for Power Generation            $   286,719         22.7%     $   233,748         103.1%     $   115,065


       MWHs generated                        5,985,779          4.0%       5,756,000          15.2%     $ 4,998,140
      Average fuel cost per MWH
          of Generated Power               $     47.90         18.0%     $     40.61          76.4%     $     23.02


         Fuel for power generation costs increased 22.7% in 2001 due mainly to increased natural gas prices, and, to a lesser extent, because volumes purchased were higher to accommodate greater system load.

         Fuel for generation costs in 2000 were higher than 1999 due to higher gas prices and an increase in volumes purchased.

Gas Purchased for Resale

                                                          2001                          2000                  1999
                                               ---------------------------- ----------------------------- --------------
                                                               Change from                     Change from
                                                    Amount      Prior year          Amount      Prior year       Amount
                                               --------------  -------------    -----------   -------------  ------------
      Gas Purchased for Resale                  $    136,534        64.1%       $     83,199       22.1%    $     68,125

      Gas Purchased for Resale (decatherms)       16,756,970        -9.2%         18,457,112      -22.9%      23,925,940

      Average cost per decatherm                $       8.15        80.7%       $       4.51       58.2%    $       2.85

     The cost of gas purchased for resale increased in 2001 because a decrease in the quantities of gas purchased was more than offset by large increases in unit prices. The decrease in quantities purchased was the result of increased plant consumption of gas, thereby decreasing the availability of gas for wholesale activities. The significant gas price increases are consistent with the regional growth in demand for limited supplies of natural gas.

     The cost of gas purchased for resale increased in 2000 because the decrease in quantities of gas purchased was again more than offset by large increases in unit prices. The decrease in quantities purchased corresponded to reduced demand by SPPC's retail customers and reduced availability of gas for wholesale sales as a result of increased power plant consumption of gas. The higher unit prices were attributable to increased demand for gas in the Pacific Northwest and additional transportation fees.

Deferral of Energy Cost - Net

                                                                2001                         2000                   1999
                                                    ---------------------------- ----------------------------  --------------
                                                                     Change from                  Change from
                                                         Amount      Prior year       Amount      Prior year        Amount
                                                    --------------- ------------ ---------------  -----------  --------------
      Deferred energy costs - electric               $    (198,826)    N/A          $         -       N/A              -
      Deferred energy costs - gas                          (23,170)   43.3%             (16,164)      N/A              -
                                                    ---------------               ---------------             --------------
      Total                                          $    (221,996)    N/A          $   (16,164)      N/A     $        -
                                                    ===============               ===============             ==============

     For 2001, SPPC recorded significant Deferral of energy costs electric-net (for purchased power and fuel for generation) due to the implementation of deferred energy accounting beginning March 1, 2001. The current year amounts reflect the extent to which actual fuel and purchased power costs exceeded the fuel and purchased power costs recovered through current rates. SPPC did not utilize deferred energy accounting for its electric operations in 2000 or 1999.

     Recovery of fuel expenses is administered under Nevada's deferred energy cost accounting procedures. Under the deferred energy procedure, changes in the costs of fuel and purchased power are reflected in customer rates through annual rate adjustments and do not affect income. See "Critical Accounting Policies," earlier, and Note 1 of "Notes to Financial Statements" for more information regarding deferred energy accounting.

     In January 2000, after the expiration of a rate freeze that was in effect from 1997 through 1999, SPPC began deferring natural gas costs in excess of that allowed in the tariff for its gas LDC. The deferral increased significantly in 2001 due to higher gas costs incurred by SPPC, as discussed in "Gas Purchased for Resale," above.

Allowance For Funds Used During Construction (AFUDC)

                                                                 2001                         2000                  1999
                                                    ----------------------------  ---------------------------  --------------
                                                                     Change from                  Change from
                                                         Amount      Prior year       Amount      Prior year        Amount
                                                    ---------------  -----------  --------------  -----------  --------------
      Allowance for other funds used
          during construction                        $         856     139.8%       $       357        N/A     $   (1,370)

      Allowance for borrowed funds used
          during construction                                  660     -76.3%             2,779     1870.9%          141
                                                    ---------------               ---------------              --------------
                                                     $       1,516     -51.7%       $     3,136        N/A     $   (1,229)
                                                    ---------------               ---------------              --------------


     SPPC's AFUDC is lower in 2001 because of adjustments to amounts assigned to specific components of facilities that were completed in different periods offset by an increase in the AFUDC rate. AFUDC for 2000 is higher than 1999 because of an AFUDC rate increase in 2000 and a $2.3 million adjustment in 1999 to reverse amounts previously charged to AFUDC.

Other Expenses

                                                           2001                       2000                  1999
                                                ---------------------------- -------------------------  -----------
                                                               Change from                Change from
                                                  Amount       Prior year      Amount     Prior year      Amount
                                                -----------  --------------- -----------  ------------  -----------
           Other operating expense              $ 117,627          22.0%      $  96,438        4.0%       $92,745
           Maintenance expense                     24,363          32.3%         18,420       -9.3%        20,309
           Depreciation and amortization           70,358           1.5%         69,350       -0.6%        69,762
           Income taxes                             8,507           N/A            (672)    -102.0%        33,870
           Interest charges on long-term debt      55,199          49.7%         36,865       18.3%        31,151
           Interest charges- other                  7,433         -34.3%         11,312        0.2%        11,286
           Other income (expense)-net               8,489           N/A          (2,429)     260.9%          (673)

     Other operating expense increased in 2001 compared to 2000 due to a $7 million larger addition to the provision for uncollectible customer accounts than in 2000, and a $3.5 million reserve provision established as a result of AB
369. Additionally, there were increased expenses related to the start-up of the Pinon Gasifier in 2001. Other operating expense for 2000 was higher due to an increase in the provision for uncollectible accounts offset, in part, by reduced labor and benefit costs as a result of merger efficiencies and unfilled vacancies.

     Maintenance costs in 2001 were higher due to additional turbine repairs and no major overhauls in 2000 at Valmy. There was also a shift from divestiture in 2000 to maintenance activities in 2001 at Tracy as well as unplanned maintenance on the diesel generators. Maintenance expense for 2000 decreased from 1999 as a result of fewer outages and lower plant maintenance expenses.

     Depreciation and amortization was higher in 2001 than 2000 due to an increase in plant-in-service. Depreciation and amortization decreased in 2000 from 1999 because of computer software that was fully amortized in 1999.

     As a result of recorded income for continuing operations for 2001, SPPC incurred income tax expense. Due to a net loss from continuing operations, SPPC recorded an income tax benefit for 2000. See Note 10 of "Notes to Financial Statements" for additional information regarding the computation of income taxes.

     SPPC'S interest charges on long-term debt were higher in 2001 than 2000, primarily due to the issuance of $320 million of its General and Refunding Mortgage bonds in May 2001. Interest charges on long-term debt were higher in 2000, as a result of increased average long-term debt balances compared to 1999, including the June 2000 issuance of $200 million of variable rate notes.

     SPPC'S interest charges-other decreased in 2001 compared to 2000 due to a decrease in commercial paper balances in 2001. For the year 2000, these interest charges-other were comparable to 1999.

     SPPC's other income (expense) - net improved in 2001 due primarily to the recognition in the current year of carrying charges on deferred fuel and purchased power balances pursuant to AB 369. SPPC's other income (expense)-net declined in 2000 mainly due to the reclassification of lease expenses for SPPC's main offices.

Discontinued Operations

                                                             2001                          2000                  1999
                                                    ----------------------------  ---------------------------  ------------
                                                                    Change from                   Change from
                                                       Amount       Prior year       Amount       Prior year      Amount
                                                    ------------  --------------  ------------   ------------  ------------
        Income from operations of water business    $     1,022      -89.4%         $ 9,634         46.3%        $ 6,583

     Income from operations of the water business decreased in 2001 as a result of the sale of the water business on June 11, 2001, prior to the seasonal increase in revenues resulting from higher water send-out. Income from operations of the water business increased in 2000 due primarily to higher revenues, which resulted from both customer growth and to a lesser extent higher usage per customer.

Liquidity and Capital Resources

     SPPC's net cash flows during 2001 were comparable to 2000. For 2001, an increase in net cash flows from investing activities was substantially offset by a decrease in net cash flows from operating activities. The increase in net cash flows from investing activities resulted from the sale of the assets of SPPC's water business. The decrease in cash flows from operating activities resulted substantially from the payment of significantly higher energy and resale natural gas costs. These uses of cash flows were partially offset by a decrease in accounts payable in 2001. The decrease in cash flows from financing activities was due to reduced reliance on commercial paper in 2001 and the retirement of preferred stock as described in Note 8 to the Financial Statements offset, in part, by capital contributions from SPR.

     SPPC's net cash flows increased in 2000 compared to 1999. The net increase in cash resulted from less cash used in investing activities and more cash provided by financing activities. The decrease in cash used for investing activities was primarily due to SPPC's 1999 acquisition of General Electric Capital Corporation's interest in Pinon Pine Company L.L.C. Cash flows from financing activities increased slightly compared to the prior year due to the retirement of preferred stock in 1999. See Note 8 (Preferred Stock and Preferred Trust Securities) for information concerning the preferred stock retirement.

     As discussed in "Construction Expenditures and Financing" and "Capital Structure" below, SPPC will have capital requirements for construction costs and for the repayment of maturing short-term and long-term debt during 2002 totaling approximately $189 million, which SPPC will need to fund through a combination of (i) internally generated funds, (ii) the issuance of short-term debt, and
(iii) capital contributions from SPR.

     SPPC's primary source of short-term liquidity has been its commercial paper program, pursuant to which it sells commercial paper of varying maturities through dealers to institutional purchasers of commercial paper. SPPC's current program permits the sale of up to $150 million of commercial paper on a revolving basis. As of December 31, 2001, SPPC had $46.5 million of commercial paper outstanding, representing all of SPPC's short-term debt as of that date. As is customary for an A2/P2 commercial paper issuer, SPPC's commercial paper program requires that SPPC maintain a back-up credit facility in the event that SPPC is unable to sell additional commercial paper to pay off outstanding commercial paper due to conditions within the commercial paper market or due to a downgrade in the credit rating of SPPC's commercial paper. Accordingly, if there ever were an event of default under or cancellation or termination of the back-up credit facility, SPPC would not be able to issue commercial paper until SPPC obtained another back-up credit facility or until the default were waived or cured.

     As discussed in "Capital Structure" below, SPPC has a Credit Agreement with a number of banks which matures on November 28, 2002. Although this facility may be used to provide liquidity for general corporate purposes, it has been used primarily by SPPC to back up its commercial paper program. The Credit Agreement contains a number of restrictive covenants including restrictions on liens, sales of assets, mergers, and sale and leaseback transactions. The Credit Agreement also contains financial covenants requiring that SPPC maintain:

     . a ratio of (i) Total Indebtedness to (ii) the sum of Total Indebtedness and Shareholders Equity that does not exceed 0.60:1 as of the last day of each fiscal quarter.
     . a Consolidated Interest Coverage Ratio of not less than 2.0:1 calculated as of the last day of each fiscal quarter for the preceding four consecutive fiscal quarters.

As of December 31, 2001, SPPC was in compliance with these financial covenants.

     The borrowing costs under the Credit Agreement are at a variable interest rate consisting of a spread over LIBOR or an alternate base rate that is based upon a pricing grid tied to the credit rating on SPPC's senior unsecured long-term debt. SPPC had no borrowings outstanding under the Credit Agreement as of December 31, 2001. On or before the maturity date of the Credit Agreement, SPPC currently intends to either renew or replace the Credit Agreement.

     The Credit Agreement is currently unsecured. However, SPPC will be required to secure the Credit Agreement through the issuance of General and Refunding Mortgage bonds to the lenders in the event that the credit rating on SPPC's senior unsecured long-term debt is downgraded (i) by Moody's Investors Service, Inc. to Baa3 or lower or (ii) by Standard & Poor's Ratings Group to BB+ or lower. The Credit Agreement requires SPPC to maintain sufficient capacity under its General and Refunding Mortgage Indenture to satisfy this collateral requirement.

     SPPC and NPC are currently negotiating receivables purchase facilities, in an aggregate principal amount not to exceed $200 million, that are expected to be finalized by the end of first quarter 2002. Under the proposed facilities, SPPC and NPC would each sell receivables in a true sale to special purpose entities that would in-turn sell those assets to a commercial paper conduit that would pay for the purchase of the assets by issuing commercial paper. These facilities will be used to provide additional liquidity for working capital and general corporate purposes in addition to SPPC's existing commercial paper program. SPPC expects the facility to be accounted for in compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The special purpose entities will be wholly owned subsidiaries and their financial positions and results of operations will be reflected in the consolidated financial statements of SPR, NPC, and SPPC.

     SPPC's first mortgage indenture creates a first priority lien on substantially all of SPPC's properties in Nevada and California. As of December 31, 2001, $509.7 million of SPPC's first mortgage bonds were outstanding. Although the first mortgage indenture allows SPPC to issue additional mortgage bonds on the basis of (i) 60 percent of net utility property additions and/or
(ii) the principal amount of retired mortgage bonds, SPPC agreed in its General and Refunding Mortgage Indenture that it would not issue any additional first mortgage bonds.

     SPPC's General and Refunding Mortgage Indenture creates a lien on substantially all of SPPC's properties in Nevada that is junior to the lien of the first mortgage indenture. As of December 31, 2001, $320 million of SPPC's General and Refunding Mortgage bonds were outstanding. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of (i) 70 percent of net utility property additions, (ii) the principal amount of retired General and Refunding Mortgage bonds and/or (iii) the principal amount of first mortgage bonds retired after delivery to the indenture trustee of the initial expert's certificate under the General and Refunding Mortgage Indenture. At December 31, 2001, SPPC had the capacity to issue approximately $416 million of additional General and Refunding Mortgage bonds. However, the financial covenants contained in the Credit Agreement described above may limit SPPC's ability to issue additional General and Refunding bonds or other debt.

     SPPC also has the ability to release property from the liens of the two mortgage indentures on the basis of net property additions, cash and/or retired bonds. To the extent SPPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of bonds issuable under that indenture.

Construction Expenditures and Financing

     The table below provides SPPC's consolidated cash construction expenditures and internally generated cash, net for 1999 through 2001 (dollars in thousands):

                                                                 2001               2000               1999             Total
                                                              -----------         ---------         ---------        -----------
      Cash construction expenditures                          $  105,979          $ 132,354         $ 116,131        $  354,464
                                                              ===========         =========         =========        ===========
      Net cash flow from operating activities                 $ (213,579)         $ 112,010         $ 122,329        $   20,760
      Less common & preferred cash dividends                      89,901             84,899            81,746           256,546
                                                              -----------         ---------         ---------        -----------
      Internally generated cash                                 (303,480)            27,111            40,583          (235,786)
      Add equity contribution from parent                        104,948             14,000            22,000           140,948
                                                              -----------         ---------         ---------        -----------
      Total cash available                                    $ (198,532)         $  41,111         $  62,583        $  (94,838)
                                                              ===========         =========         =========        ===========
      Internally generated cash as a percentage of
          cash construction expenditures                   Not Applicable                20%               35%    Not Applicable
      Total cash generated (used) as a percentage of
         cash construction expenditures                    Not Applicable                31%               54%    Not Applicable
---------------------------------------------------------------------------------------------------------------------------------

     SPPC's estimated cash construction expenditures for 2002 through 2006 are $556 million. SPPC estimates that 29% of its 2002 cash expenditures (approximately $40 million) will be provided by the issuance of short-term debt and parent contributions. In 2002, SPPC expects to pay all of its net income in dividends to SPR and to receive $60 million of capital contribution from SPR.

     Cash provided by internally generated funds during 2002 assumes full recovery of deferred energy over three years; and assumes general rate increases approved as filed and effective mid-year. To the extent that the PUCN finds that any of SPPC's deferred energy costs resulted from imprudent purchases, the PUCN will not permit that amount to be recovered through higher rates, and an equivalent amount of SPPC's deferred energy cost asset will be required to be written off. A material write-off of deferred energy costs would have a material adverse affect on the future results of operations of SPPC and could cause SPPC's securities to be downgraded by the rating agencies and make it significantly more difficult to finance operations, and buy fuel and purchased power from third parties. Also see Construction Expenditures and Financing (SPR Consolidated) earlier.

Contractual Obligations

     The table below provides SPPC's contractual obligations, not including estimated construction expenditures described above, as of December 31, 2001, that SPPC expects to satisfy through a combination of internally generated cash and, as necessary, through the issuance of short-term and long-term debt (dollars in thousands):

                                                   Payments Due By Period
                                  2002          2003          2004              2005          2006         Thereafter        Total
                           ---------------------------------------------------------------------------------------------------------
      Long-Term Debt (1)       $ 49,130     $  20,632     $   2,621        $    2,622     $   52,629     $   844,566     $   972,200

      Purchased Power           301,558       135,791        41,723            27,306         28,450          63,353         598,181

      Coal and Natural Gas      179,710        70,534        65,702            65,628         63,235         352,423         797,232

      Operating Leases            8,612         7,337         6,724             6,217          6,212          61,376          96,478
                           -------------   -----------   ------------    --------------  -------------  --------------  ------------
      Total Contractual
      Cash Obligations         $539,010     $ 234,294     $ 116,770        $  101,773     $  150,526     $ 1,321,718     $ 2,464,091
                           =============   ===========   ============    ==============  =============  ==============  ============

    (1) Includes short-term debt of $46,500.

Capital Structure

         As of December 31, 2001, SPPC had short-term debt outstanding of $46.5 million comprised entirely of commercial paper.

         On November 29, 2001, SPPC put into place a $150 million unsecured revolving credit facility replacing an existing $250 million credit facility, which may be used for working capital and general corporate purposes, including commercial paper backup. This new credit facility requires SPPC to issue general and refunding mortgage bonds to secure this credit facility in the event of a decline in SPPC's senior unsecured debt rating. This facility will expire on November 28, 2002.

         SPPC's actual capital structure at December 31, 2001, and 2000 was as follows (dollars in thousands):

                                                          2001                        2000
                                                   ----------------------     -------------------------
               Short-Term Debt (1)                   $   49,130       3%         $   328,578       20%
               Long-Term Debt                           923,070      54%             605,816       37%
               Preferred Stock                           50,000       3%              50,000        3%
               Preferred Trust Securities                     -       -               48,500        3%
               Common Equity                            692,654      40%             604,795       37%
                                                   ------------- --------     --------------- ---------
                  TOTAL                              $1,714,854     100%         $ 1,637,689      100%
                                                   ============= ========     =============== =========

(1)  Including current maturities of long-term debt.

                   PURCHASED POWER PROCUREMENT (NPC and SPPC)

         Traditionally, the Utilities obtained purchased power through annual and monthly Requests for Proposals ("RFPs") to electric suppliers. Over the past few years, structural and competitive changes in the energy markets have decreased the responsiveness of potential suppliers to the Utilities' RFPs. As a result of the market conditions in late 1999, the Utilities modified their procurement practices to rely less on the formal RFP process and more on the broker market. Brokers connect buyers and sellers in order to obtain optimal pricing for both sides. In October 1999, the Utilities established and utilized a timed procurement strategy in order to obtain a targeted percentage of their calculated purchased power requirement for procurement in the forward markets each month, following an overall trend of procuring power closer to the time of delivery. The timed procurement strategy was implemented at a time when the PUCN had ordered the Utilities to sell their generation plants in anticipation of retail competition and when it was still unclear what role the Utilities would play as a provider of last resort.

         As the price of purchased power escalated in the late Spring of 2000 and serious concerns developed regarding the availability of purchased power in California and throughout the western United States, the

Utilities began accelerating and extending their timed procurement strategies to fill summer peak requirements for 2001 and 2002. In an effort to mitigate the higher costs for 2001 energy procurement at the height of the crisis and to insure availability of electricity to the Utilities' customers, the Utilities entered into forward agreements covering 2001 and 2002 in order to take advantage of the then lower pricing for 2002 purchases. The Utilities are currently working with major regional suppliers seeking bids to blend some of their existing forward contract prices (for deliveries in 2002 through 2005) to smooth out recent spikes in forward contract prices and to reduce overall purchased power costs for deliveries in 2002. At this time the Utilities cannot predict the likelihood of success of these efforts.

         The Utilities continued to use the monthly RFP process in 2001, with the exception of the months of March through September for NPC. During the months of March through September, NPC had already secured purchased power resources such that it could rely on the spot market for its remaining power requirements.

         In NPC's Refiled 2000 Resource Plan (PUCN Docket No. 01-7016) and SPPC's 2001 Resource Plan (PUCN Docket No. 01-7004), the Utilities set forth their base long-term procurement strategy which has since been modified to include obtaining up to 300 MW for NPC and 250 MW for SPPC of firm, baseload energy (seven days a week, twenty four hours a day) beginning January 1, 2004, with up to 500 MW of intermediate and peaking power purchases for delivery in the second and third quarter of each year.

         The Utilities' purchased power procurement strategy involves an analysis of the Utilities' energy requirements to meet the needs of their retail and FERC jurisdictional loads. Net energy requirements are determined by subtracting already secured resources, including power plant generation, cogeneration facilities and previously purchased power contracts, from the Utilities' forecasted energy requirements. Once the net energy requirements are established, future energy prices are analyzed, using the forward market as the best predictor of future prices.

         The net energy requirements and applicable pricing data are presented to the Utilities' Risk Management Committee ("RMC") which analyzes these requirements, reviews alternative purchasing strategies and provides guidance on the timing and quantity of purchases. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding the RMC's role and the application of risk management policies. The RMC regularly reviews updated transaction information, available secured energy resources and power requirements in order to determine secured resources requirements as well as total power requirements.

Short Term Power Procurement Strategy

         The Utilities' short term power procurement strategy involves both day-ahead (next day through the end of the current month) and real-time (next hour through the end of the current day) activities that require buying, selling and scheduling power resources to determine the most economical way to produce or procure the power resources needed to meet the retail customer load. After connecting generation units to the system, the Utilities dispatch the generation output based on the comparative economics of generation versus spot-market purchase opportunities and determine the amount of excess capacity, which is then sold on the wholesale market, or the amount of deficiency capacity, which must be procured on an hourly basis.

         The day-ahead resource coordination begins with an analysis of projected loads and existing resources. Firm forward take-or-pay contracts are scheduled and counted towards meeting the capacity needs of the day being pre-scheduled. Any deficiency in the projected operating reserve for the next day, after consideration of available internal generation resources is met by additional firm purchased power resources. The day-of resource coordination involves minimizing system production costs each hour by either changing the generation output or buying needed power/selling excess power in the wholesale market. Any sale of excess power priced above the incremental cost of producing such power reduces the net production cost of operating the electrical system and thereby benefits the end use customer. The Utilities endeavor to reduce the electrical systems' net production cost by selling the available excess power resources.

         Real-time resource coordination requires an hourly determination of whether to run generation or purchase power in order to achieve the lowest production costs by calculating the projected incremental or decremental cost of generation required to meet the forecast load in comparison to obtaining power in the wholesale power market. In the event that committed generators suffer a forced outage that is expected to last through the remaining monthly period, the operating cost of the next available generation resource is compared to purchase power options to determine the lowest cost option.

Term Power Procurement Strategy

         The majority of the Utilities' purchased power resources are secured through term transactions (transactions of greater than one month). To coordinate fuel and purchase power resources, the Utilities analyze their existing portfolios of fuel and purchased power and the projected electrical system loads for the period under consideration. Existing contracts for natural gas and purchased power are compared to the projected load profile to determine if there are adequate resources to cover the peak loads plus reasonable reserves.

         If monthly resources are insufficient to cover the average daily peak plus 7%, the cost of generating additional electrical energy is compared to the available purchase power cost to determine the lowest cost option for securing additional power resources. If the monthly resources exceed the requirements of the average daily peak plus 7%, the Utilities analyze whether it is more cost-efficient to sell off power and power resources or to keep the excess power to cover generation contingencies and deal with the excesses on a daily or hourly basis.

Hedging Transactions

         Over the last two years the Utilities have used hedges to reduce price and commodity risk for future purchases by executing contracts at so-called "liquid" trading points. A liquid trading point is a hub where significant volumes of energy are freely purchased and sold amongst many parties at a heavy volume so that one particular transaction has no discernable effect on the market price of energy at that trading point. The hedged purchases are either delivered to the Utilities' service territories to service their customers or, if the hedged purchase is not needed to fulfill power requirements, resold in the liquid market depending upon the size of the load, the status of internal generation, and the market price at time of delivery.

         A typical hedge transaction involves the purchase or sale of power at one of the major trading hubs where prices are highly correlated to the ultimate point of delivery. The following is an illustration of a typical hedging transaction for NPC. NPC's main point of interconnection with the Western System Coordinating Council grid is at Mead Substation, Nevada. If NPC seeks to purchase 25 MW of power for delivery on a specified future date, NPC can purchase energy from other major trading hubs that are highly correlated to Mead, such as Palo Verde, Arizona, thereby assuring the availability of 25 MW electricity on that date to meet anticipated loads. By purchasing power at Palo Verde, NPC is also protected from the risk of market participants knowing that NPC must make a purchase and the resultant increase in prices at NPC's primary point of delivery. Once it makes the purchase at Palo Verde, NPC will continually monitor whether other power might be available at a lower total cost, including the cost of transmitting the electricity to NPC's system. If NPC finds an opportunity to purchase the same amount of power at delivery hubs closer to Mead, such as Pinnacle Peak Substation in Arizona, for a lower total cost than taking delivery of the original purchase at Palo Verde, NPC will sell its 25 MW position at Palo Verde and purchase the 25 MW position for delivery at Pinnacle Peak. Shortly before the date of delivery, NPC may have an opportunity to procure yet another source of power that will deliver 25 MW more cheaply, on a total cost basis, directly to Mead Substation. NPC would therefore sell the 25 MW position at Pinnacle Peak and purchase the 25 MW position for delivery at Mead Substation.

         In the above example, NPC will record a total of 75 MW of purchased power expense, 50 MW of wholesale power sales and 25 MW of retail sales, all of which are related to meeting the same 25 MW load requirement. This series of transactions is designed to acquire power at the lowest feasible total cost while at the same time ensuring that the basic commodity will be available on the date needed. At no time are the Utilities trading power on a speculative basis. Any savings in costs achieved by such a series of transactions will lower the Utility's overall costs for purchased power and therefore reduce the Utility's deferred energy account balance.

                   RESULTS OF OPERATIONS - OTHER SUBSIDIARIES
                   ------------------------------------------

Tuscarora Gas Pipeline Company

         TGPC, a wholly owned subsidiary of SPR, contributed $2.6 million in net income for the twelve months ended December 31, 2001, and $2.1 million in net income for the twelve months ended December 31, 2000. The Consolidated Statements of Income of Sierra Pacific Resources for the year ended December 31, 1999, include the operating results of TGPC for the five month period ended December 31, 1999, based on a merger date of August 1, 1999, for accounting purposes. TGPC contributed $711,000 in net income for the five months ended December 31, 1999, and $1.8 million in net income for the twelve months ended December 31, 1999.

Sierra Pacific Communications

         SPC, a wholly owned subsidiary of SPR, incurred a net loss of ($2.9) million for the twelve months ended December 31, 2001, and a net loss of ($989,000) for the twelve months ended December 31, 2000. The Consolidated Statements of Income of Sierra Pacific Resources for the year ended December 31, 1999, include the operating results of SPC, for the five month period ended December 31, 1999, based on a merger date of August 1, 1999, for accounting purposes. SPC incurred a net loss of ($62,000) for the five months ended December 31, 1999, and a net loss of ($75,000) for the twelve months ended December 31, 1999.

e.three

         e.three, a wholly owned subsidiary of SPR, contributed $666,000 of net income for the twelve months ended December 31, 2001, and $338,000 of net income for the twelve months ended December 31, 2000. The Consolidated Statements of Income of Sierra Pacific Resources for the year ended December 31, 1999, include the operating results of e.three, for the five month period ended December 31, 1999, based on a merger date of August 1, 1999, for accounting purposes. e. three incurred a net loss of ($381,000) for the five months ended December 31, 1999, and a net loss of ($788,000) for the twelve months ended December 31, 1999.

Sierra Pacific Energy Company

         SPE, a wholly owned subsidiary of SPR, incurred a net loss of ($335,000) for the twelve months ended December 31, 2001, and a net loss of ($4.5) million for the twelve months ended December 31, 2000. The Consolidated Statements of Income of Sierra Pacific Resources for the year ended December 31, 1999, include the operating results of SPE for the five month period ended December 31, 1999, based on a merger date of August 1, 1999, for accounting purposes. SPE incurred a net loss of ($2.2) million for the five months ended December 31, 1999, and a net loss of ($3.6) million for the twelve months ended December 31, 1999.

Lands of Sierra

         LOS, a wholly owned subsidiary of SPR, incurred a net loss of ($281,000) for the twelve months ended December 31, 2001, and a net loss of ($191,000) for the twelve months ended December 31, 2000. The Consolidated Statements of Income of Sierra Pacific Resources for the year ended December 31, 1999, include the operating results of LOS for the five month period ended December 31, 1999, based on a merger date of August 1, 1999, for accounting purposes. LOS contributed net income of $816,000 for the five months ended December 31, 1999, and net income of $810,000 for the twelve months ended December 31, 1999.

Nevada Electric Investment Company

         Nevada Electric Investment Company (NEICO), a wholly owned subsidiary of SPR, contributed net income of $101,000 for the twelve months ended December 31, 2001, and net income of $384,000 for the twelve months ended December 31, 2000. Prior to 2000, NEICO was a wholly owned subsidiary of NPC. Accordingly, NEICO's operating results for the twelve months ended December 31, 1999 (a net loss of $594,000), are included in NPC's operating results for that period.

Sierra Pacific Resources (Holding Company)

         The holding company operating results included approximately $55.8 million, $44.5 million, and $11.5 million of interest costs for 2001, 2000, and 1999, respectively, that resulted primarily from the merger financing. For additional merger information, see Note 2 to the Consolidated Financial Statements included in this report.

                         REGULATION AND RATE PROCEEDINGS
                         -------------------------------

Nevada Matters (NPC and SPPC)
-----------------------------

         The Utilities are subject to the jurisdiction of the PUCN and, in the case of SPPC, the California Public Utility Commission (CPUC) with respect to rates, standards of service, siting of and necessity for, generation and certain transmission facilities, accounting, issuance of securities and other matters with respect to electric distribution and transmission operations. NPC and SPPC submit integrated resource plans to the PUCN for approval.

         Under federal law, the Utilities are subject to certain jurisdictional regulation, primarily by the FERC. The FERC has jurisdiction under the Federal Power Act with respect to rates, service, interconnection, accounting, and other matters in connection with the Utilities' sale of electricity for resale and interstate transmission. The FERC also has jurisdiction over the natural gas pipeline companies from which the Utilities take service.

         As a result of regulation, many of the fundamental business decisions of the Utilities, as well as the rate of return they are permitted to earn on their utility assets, are subject to the approval of governmental agencies.

         As with other utilities, NPC and SPPC are subject to federal, state and local regulations governing air, water quality, hazardous and solid waste, land use and other environmental considerations. Nevada's Utility Environmental Protection Act requires approval of the PUCN prior to construction of major utility, generation or transmission facilities. The United States Environmental Protection Agency (EPA), Nevada Division of Environmental Protection (NDEP), and Clark County Health District (CCHD) administer regulations involving air quality, water pollution, solid, hazardous and toxic waste. SPR's Board of Directors has a comprehensive environmental policy and separate board committee that oversees NPC, SPPC, and SPR's corporate performance and achievements related to the environment.

Nevada Legislation
------------------

         On April 18, 2001, the Governor of Nevada signed into law AB 369. The provisions of AB 369 include a moratorium on the sale of generation assets by electric utilities, the repeal of electric industry restructuring, and a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. The stated purposes of this emergency legislation were, among others, to control volatility in the price of electricity in the retail market in Nevada, and to ensure that the Utilities have the necessary financial resources to provide adequate and reliable electric service under present market conditions. To achieve these purposes, AB 369 allows the Utilities to recover in future periods their current costs for wholesale power and fuel, which have risen dramatically over the past year. Deferred energy accounting will have the effect of delaying additional rate increases to consumers until the second quarter of 2002 while, at the same time, providing a method for the Utilities to recover their increased costs for fuel and purchased power. Set forth below is a summary of key provisions of AB 369.

Generation Divestiture Moratorium

         AB 369 prohibits all divestiture of generation assets by electric utilities until July 2003. After January 1, 2003, NPC or SPPC may seek PUCN permission to sell one or more generation assets with the sale to be effective on or after July 1, 2003. The PUCN may approve the request to divest only if it finds the transaction to be in the public interest. The PUCN may base its approval of the request upon such terms, conditions, or modifications as it deems appropriate.

         AB 369 directs the PUCN to take all steps necessary to obtain federal approval for the prohibition on divestiture and to vacate any of its own orders that had previously approved generation divestiture transactions.

Deferred Energy Accounting

         AB 369 required the Utilities to use deferred energy accounting for their respective electric operations beginning on March 1, 2001. The intent of deferred energy accounting is to ease the effect of fluctuations in the cost of purchased power and fuel. See Note 3 to the Financial Statements for a discussion of the deferred energy accounting provisions of AB 369.

Transition of Rates to Deferred Energy Accounting

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

         The Utilities are not permitted to recover any shortfall incurred before March 1, 2001, resulting from the difference between actual fuel and purchased power costs and the rates permitted by the Global Settlement. Although the F&PP riders were in effect during this period, the riders were based on trailing 12-month average costs and were subject to caps and, therefore, did not allow the Utilities full recovery for fuel and purchased power costs due to the rapid rise in energy prices.

         AB 369 prohibits the PUCN from taking any further action on the CEP, and provides that, except for the CEP Rider rate increases put in effect on April 1, 2001, the CEP will be deemed to have been withdrawn by the Utilities. Additionally, approximately $20 million of revenue collected by the Utilities based on the CEP before

April 1, 2001 was credited to the deferred energy accounts, which caused the accounts to start in an over-collected position.

Required Filings

         The Utilities have both filed a general rate application and a deferred energy application on the dates listed below:

                                              General Rate Case                      Deferred Energy Filing
                                              -----------------                      ----------------------
                                         File Date         Effective Date         File Date          Effective Date
  Nevada Power Company                 Oct. 1, 2001         April 1, 2002        Dec. 1, 2001         April 1, 2002
  Sierra Pacific Power Company         Dec. 1, 2001          June 1, 2002        Feb. 1, 2002          June 1, 2002

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

         See "Nevada Power Company General Rate Case," later, for a discussion of NPC's general rate application filed on October 1, 2001 and "Nevada Power Company Deferred Energy Case," later, for a discussion of NPC's deferred rate application filed on November 30, 2001.

         See "Sierra Pacific Power Company General Rate Case," later, for a discussion of SPPC's general rate application filed on November 30, 2001 and "Sierra Pacific Power Company Deferred Energy Case," later, for a discussion of SPPC's deferred rate application filed on February 1, 2002.

Restrictions on Mergers and Acquisitions

         AB 369 imposes certain restrictions on mergers and acquisitions involving Nevada electric utilities. In particular, the PUCN may not approve a merger or acquisition involving an electric utility unless the utility complies with the generation divestiture provisions of AB 369.

         In addition, AB 369 includes provisions that would have significantly affected the required regulatory approvals for the proposed acquisition of PGE from Enron. On April 26, 2001, Enron and SPR terminated, by mutual agreement, the proposed purchase and sale of PGE.

         AB 369 also provides that if an electric utility holding company acquires an interest in an out-of-state public utility prior to July 1, 2003, each electric utility in which the holding company holds a controlling interest shall not be entitled to the benefit of deferred energy accounting. Thus, in the event that SPR acquires an out-of-state public utility, NPC and SPPC would lose the ability to utilize deferred energy accounting.

Repeal of Electric Industry Restructuring

         AB 369 repeals all statutes authorizing retail competition in Nevada's electric utility industry and voids any license issued to an alternative seller in connection with retail electric competition.

Other Legislation

         SB 372, which increased renewable energy portfolio requirements, was enacted in the 2001 Nevada legislative session. Renewable resources include biomass, wind, solar, and geothermal projects. In 2003, the Utilities will be required to purchase five percent of their energy from renewable resources. These requirements increase to 15% by 2013. Prior law capped renewable energy requirements at one percent. Currently, SPPC obtains approximately nine percent of its energy from renewable resources, while NPC obtains less than one percent from renewables. SB 372 requires the PUCN to establish standards for renewable energy contracts, including prices and other terms and conditions. If sufficient renewable energy contracts that meet PUCN standards are not available, the Utilities will not be required to meet the portfolio requirements. All renewable energy contracts meeting PUCN standards will be recoverable in the deferred energy accounts.

         The 2001 Nevada legislature passed another key piece of legislation for the Nevada energy industry, AB 661. AB 661 allows commercial and governmental customers with an average demand greater than 1 MW to select new energy suppliers. The Utilities would continue to provide transmission, distribution, metering and billing services to such customers. AB 661 requires customers wishing to choose a new supplier to receive the approval of the PUCN and meet public interest standards. In particular, departing customers must secure new energy resources that are not under contract to the Utilities, remaining customers or the utility cannot be negatively impacted by the departure, and the departing customers must pay any deferred energy balances. The PUCN has adopted regulations prescribing the criteria that will be used to determine if there will be negative impacts to remaining customers or the utility. Certain limits are placed upon the departure of NPC customers until 2003; most significantly, the amount of load departing is limited to approximately 1100 MW in peak conditions. AB 661 permits customers to file applications with the PUCN beginning in the fourth quarter of 2001. Customers must provide 180-day notice to the Utilities and could begin to receive service from new suppliers by mid-2002. On January 10, 2002, an approximately 130 MW SPPC customer submitted an application to the PUCN under AB 661. The customer, SPPC, and PUCN staff are negotiating a stipulation regarding settlement of the terms and conditions under which this customer will be permitted to procure energy from an alternative source other than SPPC. The terms and conditions of the stipulation are expected to comply with the provisions of AB 661 in that SPPC and its remaining customers will not be negatively impacted by the customer's departure. A hearing on the stipulation has been set for March 20, 2002.

         AB 661 also contains new electric and gas energy surcharges for low-income assistance and weatherization programs. These surcharges are recoverable directly from customers as separate line items on their bills with the Utilities remitting collected surcharges to the PUCN. Various state agencies will administer the disposition of the funds.

Nevada Power Company General Rate Case (NPC)

         On October 1, 2001, NPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by AB 369, which was enacted by the Nevada legislature in April 2001. On December 21, 2001, NPC filed a Certification to its general rate filing updating costs and revenues pursuant to Nevada regulations. In the certification filing, NPC requested an increase in its general rates charged to all classes of electric customers designed to produce an increase in annual electric revenues of $22.7 million, which is an overall 1.7% rate increase. The application also seeks a return on common equity ("ROE") for Nevada Power's total electric operations of 12.25% (a reduction from NPC's last-authorized ROE for bundled electric operations of 12.50%) and an overall rate of return ("ROR") of 9.30% (a reduction from NPC's last-authorized ROR for bundled electric operations of 10.02%). Public hearings on NPC's general rate case began on February 4, 2002. Various parties have intervened in NPC's general rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, MGM/Mirage, and the Nevada Coalition Of Commercial Energy Consumers. The reduction of NPC's revenue requirements proposed by the intervenors ranges from $50 million to $107 million.

Nevada Power Company Deferred Energy Case (NPC)

         On November 30, 2001, NPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 through September 30, 2001. This application was mandated by AB 369, which was enacted by the Nevada Legislature in April 2001. The application seeks to establish a Deferred Energy Accounting Adjustment ("DEAA") rate to clear accumulated purchased fuel and power costs of $922 million and spread the cost recovery over a not more than three-year period. It also seeks to recalculate the Base Tariff Energy Rate to reflect anticipated ongoing purchased fuel and power costs. The total rate increase resulting from the DEAA would amount to 21%. NPC has proposed an alternate plan in which full recovery of the deferred balance would be amortized over a period greater than three years, but not to exceed six years. Public hearings began March 4, 2002. Various parties have intervened in NPC's deferred energy rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, MGM/Mirage, the Southern Nevada Water Authority, the Nevada Energy Buyers Group, and the Nevada Coalition Of Commercial Energy Consumers. The disallowance of NPC's deferred energy balance that is proposed by the intervenors ranges from $85 million to $980 million. The disallowance of a significant amount of NPC's deferred energy costs could result in NPC becoming insolvent. Some intervenors have argued that disallowance of NPC's deferred energy costs would be in the best interests of ratepayers based on speculation that some of the deferred energy costs could be avoided under bankruptcy laws if NPC were to become subject to bankruptcy proceedings.

Sierra Pacific Power Company General Rate Case (SPPC)

         On November 30, 2001, SPPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by AB 369, which was enacted by the Nevada Legislature in April 2001. On February 28, 2002, SPPC filed a certification to its general rate filing, updating costs and revenues pursuant to Nevada regulations. In the certification filing, SPPC requested an increase in its general rates charged to all classes of electric customers, which were designed to produce an increase in annual electric revenues of $15.9 million representing an overall 2.4% rate increase. The application also seeks an ROE for SPPC's total electric operations of 12.25% (an increase from SPPC's last authorized ROE for bundled electric operations of 12.0%) and an overall ROR of 9.42% (a reduction from SPPC's last authorized ROR for bundled electric operations of 10%). Public hearings for SPPC's general rate case are scheduled to begin on April 8, 2002. Various parties have intervened in SPPC's general rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick Goldstrike Mines, among others. Intervenor testimony will not be filed until March 22, 2002.

Sierra Pacific Power Company Deferred Energy Case (SPPC)

         On February 1, 2002, SPPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001. This application was mandated by AB 369. The application seeks to establish a DEAA rate to clear accumulated purchased fuel and power costs of $205 million and spread the cost recovery over a not more than three-year period. It also seeks to recalculate the Base Tariff Energy Rate to reflect anticipated ongoing purchased fuel and power costs. The total rate increase resulting from the DEAA would amount to 9.8%. SPPC has proposed an alternate plan in which full recovery of the deferred balance would be amortized over a period greater than three years, but not to exceed six years. Public hearings are scheduled to begin in April 2002. Various parties have intervened in SPPC's deferred energy rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick Goldstrike Mines, among others. Intervenor testimony will not be filed until April 22, 2002. The disallowance of a significant amount of SPPC's deferred energy costs could result in SPPC becoming insolvent.

Resource Plans (SPPC, NPC)

         On July 2, 2001, SPPC filed its electric resource plan for the period of 2001-2020. On July 9, 2001, NPC filed its amended electric resource plan for the period of 2000-2019. The plans include scenarios to meet the electric needs of customers while sustaining reliable electric systems. The integrated resource plans evaluate resources to be used to meet forecasted loads. Resource options considered include new transmission lines to access energy markets, construction of generation facilities, power purchases from IPP's under short- and long-term agreements, and conservation programs. On October 18, 2001, the PUCN approved NPC's amended resource plan. On August 2, 2001, a pre-hearing conference was held on SPPC's resource plan and procedural orders were established. Public hearings on SPPC's plan were held in late October, and on November 1, 2001, the PUCN issued an order approving and adopting SPPC's plan.

PUCN Rulemaking for Assembly Bill 661 (SPPC, NPC)

         The PUCN opened an investigatory and rulemaking docket to implement the provisions of AB 661. The PUCN has scheduled a workshop to receive comments regarding proposed regulations. These regulations concern eligible customers purchasing new electric resources from suppliers other than SPPC or NPC. A public hearing regarding the regulation was held on October 30, 2001. On November 26, 2001, the PUCN approved the regulations.

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

Parallel Generation Tariffs (NPC, SPPC)

         On May 11, 2001, the Utilities filed with the PUCN revisions to existing tariffs that will allow customers to interconnect standby generators in parallel with the Utilities' facilities. These changes will allow customers meeting specific requirements to utilize their standby generators in support of the Optional Conservation Service tariffs during times of power shortages or higher prices. On August 3, 2001, the PUCN approved the revisions.

Finance Authority (NPC, SPPC)

         On September 20, 2001, the PUCN approved the June 19, 2001 applications by the Utilities for authority to issue long or short-term debt on either a secured or unsecured basis in an aggregate amount not to exceed $200 million for NPC and $100 million for SPPC through the end of 2002. NPC has issued all of its $200 million of authorized debt. SPPC has not issued any debt under this authority and has the full amount of the $100 million of authorized debt available for future issuances. On September 20, 2001, the PUCN also approved the Utilities' June 19, 2001 applications to amend an order issued by the PUCN allowing each of the Utilities to issue unsecured short-term promissory notes in an amount not to exceed $250 million through the period ending December 31, 2001. In the applications, the Utilities requested that the PUCN amend its previous order to provide the Utilities with the flexibility to issue secured promissory notes in addition to, or in lieu of, the authorized unsecured promissory notes.

         On October 1, 2001, NPC and SPPC each filed an application with the PUCN requesting authority to issue secured or unsecured promissory notes in aggregate amounts not to exceed $250 million through December 31, 2004. On October 9, 2001, the Utilities filed amended applications reducing the time period to

December 31, 2003. On November 29, 2001, the PUCN issued a compliance order approving the requests. Currently, NPC has $50 million and SPPC has $100 million of short-term debt authority remaining from these PUCN authorizations.

Natural Gas Rate Increase (SPPC)

         On June 29, 2001, SPPC filed with the PUCN a Purchase Gas Adjustment
(PGA) seeking recovery of $41.4 million in accumulated, unrecovered purchased gas expenses, and an increase in the going-forward rate to $.71 per therm. Public hearings were held on October 22 and 23, 2001. On November 5, 2001, the PUCN granted SPPC's application and approved recovery of the entire $41.4 million accumulated deferred balance over a three-year period and an increase in the going-forward rate to $.6648 per therm. Any over or under-recovery of future energy costs will be the subject of a future PGA application. SPPC will file its next PGA on July 1, 2002.

SPR and NPC Merger (NPC and SPPC)

         The merger between SPR and NPC was finalized on July 28, 1999. As part of the conditions for the merger, the Utilities were each required to divest all generation assets and file a general rate case unbundling costs. In May 1999, the Nevada Legislature passed SB 438, which modified the electric restructuring statutes. The Utilities filed general rate cases, unbundling costs and filed distribution rates for an unregulated market. However, in April of 2001 the Nevada Legislature passed AB 369, discussed earlier, which repealed the condition that the Utilities divest their generation assets and placed a moratorium on the sale of any generation assets until July 2003. AB 369 also repealed electric restructuring (deregulation).

FERC Matters (NPC and SPPC)
---------------------------

Price Mitigation Plan

         On June 19, 2001, the FERC adopted a price mitigation plan applicable to spot market wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. The price mitigation plan establishes a mechanism with which to determine the maximum amount that may be charged for power sold during this period. The intent of the mitigation plan is to simulate the price that might be charged for electricity sold under competitive market conditions. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the WSCC for the duration of the mitigation plan. Although the Utilities are not able to predict at this time the long-term effect that the FERC price mitigation plan and other market developments may have on their results of operations, management believes that, under certain market conditions, the FERC plan adversely affects the availability of spot market power to the Utilities and reduces the price at which the Utilities can sell power on the wholesale market. Another potential result from these price mitigation measures could be the delay and/or cancellation of proposed power plants throughout the western United States. If these results occur, the long-term supply of energy could be reduced. Numerous parties, including NPC and several northwest utilities, appealed the June 19 and July 25, 2001 orders from the FERC to the District of Columbia Court of Appeals on the basis that the price caps are unfair to electric customers who reside outside of California. In a report to Congress on January 31, 2002, the FERC said the price mitigation plan had little if any influence on prices at which Western utilities were able to resell power. SPR is not persuaded by the FERC's report and continues to believe that the FERC's price caps have negatively impacted electric customers outside California. The parties to the appeal await action by the Court.

Regional Transmission Organization and Independent Transmission Company

         NPC and SPPC are members of the utility groups that are forming a proposed regional transmission organization (RTO West) and a proposed independent transmission company (TransConnect).

         In October 2000, RTO West submitted to the FERC a compliance filing and supplemental material, which provided details of the formation of the RTO. RTO West, as proposed, would be a non-profit independent system operator of the regional transmission grid, governed by an independent board of directors. This filing was made in compliance with FERC Order 2000, which required all investor-owned utilities in the United States who own interstate transmission to file a proposal to participate in an RTO or an explanation of efforts and plans to participate in an RTO. Also in October 2000, TransConnect submitted to the FERC a proposal to form a for-profit Independent Transmission Company which would become a member of RTO West.

         On April 25, 2001, FERC gave preliminary approval for both RTO West and TransConnect. On November 13, 2001, TransConnect submitted a filing to FERC asking for preliminary approval of its proposed transmission rate structure, modified governance proposal, and transmission planning and expansion protocol. On December 1, 2001, RTO West submitted a status report on its development efforts to FERC in compliance with FERC's April 2001 order. Both organizations remain subject to approvals from state regulators and the board of directors of each member company.

         The current filing utility members of RTO West are NPC, SPPC, Avista Corporation, British Columbia Hydro & Power Authority, Bonneville Power Administration (BPA), Idaho Power Company, The Montana Power Company, PacifiCorp, Portland General Electric, and Puget Sound Energy, Inc. The current filing utility members of TransConnect are NPC, SPPC, Avista Corporation, and Portland General Electric.

Wholesale Sales Tariffs

         On March 13, 2001, the Utilities each filed an application for an order approving market-based rates. The market-based authority would apply to sales of electric energy and capacity outside of the Utilities' control areas. On May 11, 2001, SPPC and NPC received approval for market-based rates subject to a compliance order. SPPC's and NPC's compliance filing was accepted on August 10, 2001.

Alturas Intertie

         Certain Northern California public power groups have challenged SPPC's filing with the FERC of the interconnection and operating agreements related to the Alturas Intertie in December 1998 and January 1999. The California groups alleged that the potential reduction in imports into California constitutes an impairment of reliability and therefore seek to force reductions in use of the Alturas Intertie during peak periods. SPPC (supported by Bonneville Power Administration and PacifiCorp) has filed testimony before the FERC that the Alturas Intertie does not adversely affect reliability and that, under the FERC's Order No. 888, customers in Nevada are entitled to compete with customers in California for transmission capacity in the Pacific Northwest on a first-come, first-served basis. The FERC staff has agreed with SPPC's position on this matter. The matter was tried to an Administrative Law Judge (ALJ) in April and May 2000. In 2001, the ALJ agreed with SPPC's position, but imposed a limitation on additional transfer capacity created by future upgrades to the system. The ALJ stated allocation of additional transfer capacity would require agreement among the parties. Both sides have appealed this decision to the full FERC.

California Matters (SPPC)
-------------------------

Rate Stabilization Plan

         SPPC serves approximately 44,500 customers in California. On June 29, 2001, SPPC filed with the CPUC a Rate Stabilization Plan, which includes two phases. Phase One, which was also filed June 29, 2001, is an emergency electric rate increase of $10.2 million annually or 26%. If granted, the typical residential monthly electric bill for a customer using 650 kilowatt-hours would increase from approximately $47.12 to $60.12. On August 14, 2001, a pre-hearing conference was held, and a procedural order was established. On September 27, 2001, the Administrative Law Judge issued an order stating that no interim or emergency relief could be granted until the end of the "rate freeze" period mandated by the California restructuring law for recovery of stranded costs. In accordance with the judge's request, on October 26, 2001, SPPC filed an amendment to its application declaring the rate freeze period to be over.

         Phase Two, which is scheduled to be filed with the CPUC in April 2002, will be a general rate case to recover costs for expenses other than fuel and purchased power. SPPC will also ask the CPUC to reinstate the Energy Cost Adjustment Clause, which would allow SPPC to file for periodic rate adjustments to reflect its actual costs for fuel and purchased power. Phase Two will also include a proposal pertaining to the termination of the 10% rate reduction mandated by AB 1890. On December 5 and 11, 2001 hearings on Phase One were held and on January 11, 2002, opening briefs were filed. Reply briefs were filed on January 25, 2002. A proposed draft decision is expected by the end of March 2002. SPPC will file Phase Two on April 1, 2002.

Distribution Performance-based Rate-making

         Hearings on SPPC's distribution performance -based rate-making (PBR) proposal were held on April 2, 2001. An outline of the settlement reached by SPPC, the CPUC Office of Ratepayer Advocates, and The Utility Reform Network resolving all issues was presented during the hearing. On May 11, 2001, a formal joint settlement was submitted to the Administrative Law Judge. To date there has been no formal action on the filed joint settlement. On December 11, 2001, the Commission approved an order dismissing the application because of the pending emergency rate increase request and SPPC's plans to file a GRC. This decision approved parts of the joint settlement agreement and the record of the proceeding will be available for use in future proceedings before the Commission.

California Assembly Bill 6X

         On January 18, 2001, the California Legislature passed Assembly Bill
(AB) 6X. AB 6X modified Section 377 of California law restricting the sale of generation assets. AB 6X states that no facility for the generation of electricity owned by a public utility may be disposed of prior to January 1, 2006. Since SPPC is a public utility serving California customers, the sale of SPPC's generation assets was halted. The sale of the Mohave Generating Station, in which NPC has a 14% undivided interest, was also stopped because Southern California Edison is an operating partner of that facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SPR has evaluated its risk related to financial instruments whose values are subject to market sensitivity. Such instruments are fixed and variable rate debt, and preferred trust securities obligations, which were as follows on December 31, 2001, and 2000. Fair market value was determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

     Long-term debt (dollars in thousands):

Expected Maturity                                                    December 31, 2001
Date
                      ---------------------------------------------------------------------------------------------------------
                            Expected Maturities Amounts                           Weighted Avg Int Rate *   Fair Market Value
                      ---------------------------------------------------------------------------------------------------------
Fixed Rate                   NPC           SPPC          SPR    Consolidated           Consolidated             Consolidated
                      -------------------------------------------------------     ---------------------     -------------------
   2002                 $   15,000     $   2,630   $       -     $    17,630                     7.40%
   2003                    210,000        20,632           -         230,632                     5.97%
   2004                    130,000         2,621           -         132,621                     6.10%
   2005                          -         2,622     300,000         302,622                     8.73%
   2006                          -        52,629           -          52,629                     6.71%
Thereafter                 938,835       845,527     345,000       2,129,362                     6.87%
                      -------------------------------------------------------     ---------------------     -------------------
Total Fixed Rate        $1,293,835     $ 926,661   $ 645,000     $ 2,865,496                                       $ 2,953,374
                      -------------------------------------------------------     ---------------------     -------------------

Variable Rate
   2002                 $        -     $       -   $ 100,000     $   100,000                     3.04%
   2003                    140,000             -     200,000         340,000                     3.43%
   2004                          -             -           -               -
   2005                          -             -           -               -
   2006                          -             -           -               -
Thereafter                 115,000             -           -         115,000                     1.82%
                      -------------------------------------------------------     ---------------------     -------------------
                        $  255,000     $       -   $ 300,000     $   555,000                                       $   549,400
                      -------------------------------------------------------     ---------------------     -------------------

Preferred securities
(fixed rate)
After 2006              $  188,872     $       -   $       -     $   188,872                     8.03%
                      -------------------------------------------------------     ---------------------     -------------------
                        $  188,872     $       -   $       -     $   188,872                                       $   181,525
                      -------------------------------------------------------     ---------------------     -------------------

Total                   $1,737,707     $ 926,661   $ 945,000     $ 3,609,368                                       $ 3,684,299
----------------------=======================================================-------------------------------===================

Expected Maturity                                                December 31, 2000
                      ---------------------------------------------------------------------------------------------------------
                                Expected  Maturities  Amounts                   Weighted Avg Int Rate *   Fair Market Value
                      ---------------------------------------------------------------------------------------------------------
Fixed Rate                   NPC           SPPC         SPR     Consolidated             Consolidated
                      ---------------------------------------------------------------------------------------------------------
   2001                 $      100     $  19,620   $       -     $    19,720                     5.57%
   2002                     15,000         2,626           -          17,626                     7.40%
   2003                          -        20,632           -          20,632                     5.63%
   2004                    130,000         2,621           -         132,621                     6.20%
   2005                          -         2,622     300,000         302,622                     8.73%
Thereafter                 588,942       497,311           -       1,086,253                     6.65%
                      =======================================================     =====================     ===================
Total Fixed Rate        $  734,042     $ 545,432   $ 300,000     $ 1,579,474                                       $ 1,579,221
                      -------------------------------------------------------     ---------------------     -------------------

Variable Rate
   2001                 $  250,000     $ 200,000   $       -     $   450,000                     7.48%
   2002                          -             -     100,000         100,000                     7.29%
   2003                          -             -     200,000         200,000                     7.24%
   2004                          -             -           -               -
   2005                          -             -           -               -
Thereafter                 115,000        80,000           -         195,000                     4.37%
                      =======================================================     ---------------------     ===================
                        $  365,000     $ 280,000   $ 300,000     $   945,000                                       $   941,920
                      -------------------------------------------------------     ---------------------     -------------------
Peferred securities
(fixed rate)
After 2005              $  188,872     $  48,500   $       -     $   237,372                     8.15%             $   234,792
                      =======================================================     =====================     ===================

Total                   $1,287,914     $ 873,932   $ 600,000     $ 2,761,846                                       $ 2,755,933
----------------------=======================================================-------------------------------===================

* Weighted daily average rate for months ended December 31, 2001, and 2000.

                              COMMODITY PRICE RISK

         SPR is exposed to commodity price risk primarily related to changes in the market price of electricity as well as changes in fuel costs incurred to generate electricity. See Purchased Power Procurement in Item 7, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, for a discussion of the Utilities' purchased power procurement strategies.

          The Utilities' efforts to manage energy commodity (electricity, natural gas, coal and oil) price risk are governed by a Board of Directors approved Energy Risk Management Policy. That policy is augmented by an IT system to track any commodity price exposure. The Energy Risk Management Policy sets forth business objectives, organizational structure, performance metrics and operating requirements. The policy also establishes guidelines for the Risk Management Committee ("RMC"), which is responsible for providing management advice and recommendations on energy risk management related issues. The RMC met periodically throughout 2001.

         The Utilities' commodity risk management program establishes a control framework based on existing commercial practices. The program creates common predefined risk parameters and delineates management responsibilities and organizational relationships. The program requires that transaction accounting systems and procedures be maintained for systematically identifying, measuring, evaluating and responding to the variety of risks inherent in the Utilities' commercial activities. The program's control framework consists of a disclosure and reporting mechanism designed to keep management fully informed of the operation's compliance with performance parameters.

         The objective of the Utilities' energy risk management program is to help management exercise informed judgments on risk assessment and management. Supporting activities are designed:

..    To provide management with a quantification of the Utilities' cash flow requirements for fuel and purchased power;

..    To provide management with a quantification of the Utilities' cash flow sensitivity to movements in energy markets;

..    To provide management with a quantification of the expected retail rate impact attributable to expenditures for fuel and purchased power;

..    To provide management with estimates of the sensitivity of retail rates to movements in energy markets;

..    To extract market pricing information that can be used in future decisions;
     and

..    To help to optimize the output from the Utilities' generation assets.

         On March 1, 2001, deferred energy accounting procedures were applied to the Utilities' electric operations. Such procedures had been in place for SPPC's gas distribution company. Deferred energy accounting facilitates the recovery of costs incurred while procuring fuel and purchased power for SPPC and NPC.

         The Utilities also monitor and manage credit risk with their trading counterparties. As of December 31, 2001, the Utilities have outstanding transactions with over 40 energy and financial services companies. The Utilities had net credit risk with only eleven of their trading counterparties totaling approximately $2 million as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                          Page
                                                                                                          ----
Independent Auditors' Reports .......................................................................... 83-84

Financial Statements:

        Consolidated Balance Sheets as of December 31, 2001 and 2000 ...................................    85
        Consolidated Statements of Income for the Years Ended December 31,
           2001, 2000 and 1999 .........................................................................    86
        Consolidated Statements of Comprehensive Income for the Years Ended
           December 31, 2001, 2000 and 1999 ............................................................    87
        Consolidated Statements of Common Shareholders' Equity for the
           Years Ended December 31, 2001, 2000 and 1999 ................................................    87
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999 ............................................................    88
        Consolidated Statements of Capitalization as of December 31, 2001 and 2000 ..................... 89-90
        Balance Sheets for Nevada Power Company as of
           December 31, 2001 and 2000 ..................................................................    91
        Statements of Income for Nevada Power Company
           for the Years Ended December 31, 2001, 2000 and 1999 ........................................    92
        Statements of Cash Flows for Nevada Power Company
           for the Years Ended December 31, 2001, 2000 and 1999 ........................................    93
        Statements of Capitalization for Nevada Power
          Company as of December 31, 2001 and 2000 .....................................................    94
        Consolidated Balance Sheets for Sierra Pacific Power Company as of
           December 31, 2001 and 2000 ..................................................................    95
        Consolidated Statements of Income for Sierra Pacific Power Company
           for the Years Ended December 31, 2001, 2000 and 1999 ........................................    96
        Consolidated Statements of Comprehensive Income for Sierra Pacific Power
           Company for the Years Ended December 31, 2001, 2000 and 1999 ................................    97
        Consolidated Statements of Common Shareholders' Equity for Sierra Pacific
           Power Company for the Years Ended December 31, 2001, 2000 and 1999 ..........................    97
        Consolidated Statements of Cash Flows for Sierra Pacific Power Company
           for the Years Ended December 31, 2001, 2000 and 1999 ........................................    98
        Consolidated Statements of Capitalization for Sierra Pacific Power
          Company as of December 31, 2001 and 2000 .....................................................    99


Notes to Financial Statements ..........................................................................   100

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sierra Pacific Resources
Reno, Nevada

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Sierra Pacific Resources and subsidiaries (the Company) and the separate unconsolidated balance sheets and statements of capitalization of Nevada Power Company (NPC) as of December 31, 2001 and 2000, and the related statements of income, comprehensive income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the consolidated and unconsolidated financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's and NPC's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company and the financial position of NPC as of December 31, 2001 and 2000, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Reno, Nevada
February 22, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of Sierra Pacific Power Company
Reno, Nevada

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Reno, Nevada
February 22, 2002

                            SIERRA PACIFIC RESOURCES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                        December 31,
                                                                                   2001               2000
                                                                                -----------       -----------
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                              $ 5,683,296       $ 5,269,724
    Less:  accumulated provision for depreciation                                 1,777,517         1,636,657
                                                                                -----------       -----------
                                                                                  3,905,779         3,633,067
  Construction work-in-progress                                                     203,456           347,299
                                                                                -----------       -----------
                                                                                  4,109,235         3,980,366
                                                                                -----------       -----------
Investments in subsidiaries and other property, net                                 128,892           135,062
                                                                                -----------       -----------

Current Assets:
  Cash and cash equivalents                                                          99,109            51,503
  Accounts receivable less provision for uncollectible accounts:
      2001-$39,335; 2000-$13,194                                                    394,489           388,332
  Deferred energy costs - electric (Note 1)                                         333,062                 -
  Deferred energy costs - gas (Note 1)                                               19,805                 -
  Federal income tax receivable                                                      18,590            32,904
  Materials, supplies and fuel, at average cost                                      94,167            75,132
  Risk management assets (Note 22)                                                  286,509                 -
  Other                                                                              14,071            18,442
                                                                                -----------       -----------
                                                                                  1,259,802           566,313
                                                                                -----------       -----------
Deferred Charges:
  Goodwill, net of amortization                                                     312,145           320,256
  Deferred energy costs - electric (Note 1)                                         854,778                 -
  Deferred energy costs - gas (Note 1)                                               23,248            16,370
  Federal income tax receivable                                                     355,659                 -
  Regulatory tax asset                                                              169,738           175,509
  Other regulatory assets                                                           102,959           105,588
  Risk management assets (Note 22)                                                   61,058                 -
  Risk management regulatory assets - net (Note 22)                                 664,383                 -
  Other                                                                             139,417           116,965
                                                                                -----------       -----------
                                                                                  2,683,385           734,688
                                                                                -----------       -----------

  Net assets of discontinued operations (Note 17)                                         -           261,479
                                                                                -----------       -----------

                                                                                $ 8,181,314       $ 5,677,908
                                                                                ===========       ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity                                                   $ 1,702,322       $ 1,359,712
  Accumulated other comprehensive income                                             (6,986)                -
  Preferred stock                                                                    50,000            50,000
  SPPC/ NPC obligated mandatorily redeemable preferred trust securities             188,872           237,372
  Long-term debt                                                                  3,376,105         2,133,679
                                                                                -----------       -----------
                                                                                  5,310,313         3,780,763
                                                                                -----------       -----------
Current Liabilities:
  Short-term borrowings                                                             177,000           213,074
  Current maturities of long-term debt                                              122,010           472,527
  Accounts payable                                                                  265,250           363,242
  Accrued interest                                                                   37,565            30,184
  Dividends declared                                                                  1,045            20,890
  Accrued salaries and benefits                                                      30,145            28,957
  Deferred taxes on deferred energy costs                                           123,503                 -
  Risk management liabilities (Note 22)                                             855,301                 -
  Other current liabilities                                                          15,678            10,013
                                                                                -----------       -----------
                                                                                  1,627,497         1,138,887
                                                                                -----------       -----------
Commitments & Contingencies (Note 18)

Deferred Credits:
  Deferred federal income taxes                                                     412,658           406,310
  Deferred investment tax credit                                                     51,947            55,252
  Deferred taxes on deferred energy costs                                           307,309
  Regulatory tax liability                                                           46,702            50,994
  Customer advances for construction                                                108,179           109,962
  Accrued retirement benefits                                                        82,624            80,027
  Risk management liabilities (Note 22)                                             163,636                 -
  Other                                                                              70,449            55,713
                                                                                -----------       -----------
                                                                                  1,243,504           758,258
                                                                                -----------       -----------
                                                                                $ 8,181,314       $ 5,677,908
                                                                                ===========       ===========

        The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                              Year ended December 31,
                                                                                    2001               2000               1999
                                                                                 ------------       ------------       ------------
OPERATING REVENUES:
  Electric                                                                       $  4,424,237       $  2,219,252       $  1,236,702
  Gas                                                                                 145,652            100,803             38,958
  Other                                                                                18,841             14,199              9,132
                                                                                 ------------       ------------       ------------
                                                                                    4,588,730          2,334,254          1,284,792
                                                                                 ------------       ------------       ------------
OPERATING EXPENSES:
  Operation:
    Purchased power                                                                 4,052,077          1,116,375            373,456
    Fuel for power generation                                                         728,619            526,535            206,130
    Gas purchased for resale                                                          136,534             83,199             27,262
    Deferral of energy costs - electric - net                                      (1,136,148)            16,719             97,238
    Deferral of energy costs - gas - net                                              (23,170)           (16,164)                 -
    Other                                                                             331,961            260,496            193,391
  Maintenance                                                                          69,499             52,477             59,297
  Depreciation and amortization                                                       164,640            156,035            110,075
  Taxes:
    Income taxes                                                                       (1,230)           (31,022)            25,298
    Other than income                                                                  43,079             42,215             29,784
                                                                                 ------------       ------------       ------------
                                                                                    4,365,861          2,206,865          1,121,931
                                                                                 ------------       ------------       ------------
OPERATING INCOME                                                                      222,869            127,389            162,861
                                                                                 ------------       ------------       ------------

OTHER INCOME:
  Allowance for other funds used during construction                                      474              2,813              2,339
  Other income (expense) - net                                                         38,723              2,646             (2,325)
                                                                                 ------------       ------------       ------------
                                                                                       39,197              5,459                 14
                                                                                 ------------       ------------       ------------
                      Total Income Before Interest Charges                            262,066            132,848            162,875
                                                                                 ------------       ------------       ------------

INTEREST CHARGES:
  Long-term debt                                                                      188,370            134,596             77,494
  Other                                                                                24,161             35,887             26,229
  Allowance for borrowed funds used during construction and
    capitalized interest                                                               (2,801)           (10,634)            (8,000)
                                                                                 ------------       ------------       ------------
                                                                                      209,730            159,849             95,723
                                                                                 ------------       ------------       ------------
INCOME (LOSS) BEFORE SPPC/NPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                                52,336            (27,001)            67,152
  Preferred dividend requirements of SPPC/NPC obligated
    mandatorily redeemable preferred trust securities                                 (18,770)           (18,914)           (16,742)
                                                                                 ------------       ------------       ------------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                                         33,566            (45,915)            50,410
  Preferred stock dividend requirements of subsidiary                                  (3,700)            (3,499)            (2,200)
                                                                                 ------------       ------------       ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                               29,866            (49,414)            48,210
                                                                                 ------------       ------------       ------------

DISCONTINUED OPERATIONS:

  Income from operations of water business disposed of (net of income taxes of $888, $3,426 and $788 in 2001, 2000 and 1999,
respectively)                                                                           1,022              9,634              3,540

  Gain on disposal of water business (net of income taxes of $18,237)                  25,845                  -                  -
                                                                                 ------------       ------------       ------------

NET INCOME (LOSS)                                                                $     56,733       $    (39,780)      $     51,750
                                                                                 ============       ============       ============

Income (Loss) per share - Basic and Diluted
    Income (Loss) from continuing operations                                     $       0.34       $      (0.63)      $       0.77
    Income from discontinued operations                                                  0.01               0.12               0.06
    Gain on disposal of water business                                                   0.30                  -                  -
                                                                                 ------------       ------------       ------------
    Net income (loss)                                                            $       0.65              (0.51)      $       0.83
                                                                                 ============       ============       ============

Weighted Average Shares of Common Stock Outstanding                                87,542,441         78,435,405         62,577,385
                                                                                 ============       ============       ============

Annual Dividends Paid Per Share of Common Stock                                  $       0.65       $      1.000       $      1.165
                                                                                 ============       ============       ============

    The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                                                 Year ended December 31,
                                                                                      ---------------------------------------------
                                                                                          2001             2000             1999
                                                                                      -----------      -----------      -----------
NET INCOME (LOSS)                                                                     $    56,733      $   (39,780)     $    51,750

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Adoption of SFAS No. 133- Accounting for Derivative Instruments
    and Hedging Activities:
        Cummulative effect upon adoption of change in
         accounting principle as of January 1                                              (1,923)               -                -
        Change in market value of risk management assets and
         liabilities as of December 31                                                     (5,063)               -                -
  Minimum pension liability adjustment                                                          -             (513)           1,001
                                                                                      -----------      -----------      -----------
OTHER COMPREHENSIVE INCOME                                                                 (6,986)            (513)           1,001
                                                                                      -----------      -----------      -----------
COMPREHENSIVE INCOME                                                                  $    49,747      $   (40,293)     $    52,751
                                                                                      ===========      ===========      ===========

    The accompanying notes are an integral part of the financial statements



                            SIERRA PACIFIC RESOURCES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                                 Year ended December 31,
                                                                                      ---------------------------------------------
                                                                                          2001             2000             1999
                                                                                      -----------      -----------      -----------
Common Stock:
Balance at Beginning of Year                                                          $    78,475      $    78,414      $    54,066
  Stock purchase and dividend reimbursement                                                23,636               61                -
  Merger conversion                                                                             -                -           36,064
  Merger cash consideration                                                                     -                -          (11,716)
                                                                                      -----------      -----------      -----------
Balance at End of Year                                                                    102,111           78,475           78,414
                                                                                      -----------      -----------      -----------

Other Paid-In Capital:
Balance at Beginning of Year                                                            1,295,221        1,293,990          683,156
  Premium on sale of common stock                                                         330,050                -                -
  Common stock issuance costs                                                             (13,910)               -                -
  Purchase contract adjustment payments                                                   (13,676)               -                -
  CSIP, DRP, ESPP and other                                                                   949            1,231            1,409
  Merger transactions                                                                           -                -          212,148
  Revaluation of pension asset                                                                  -                -           66,103
  Goodwill                                                                                      -                -          331,174
                                                                                      -----------      -----------      -----------
Balance at End of Year                                                                  1,598,634        1,295,221        1,293,990
                                                                                      -----------      -----------      -----------

Retained Earnings (Deficit):
Balance at Beginning of Year                                                              (13,984)         104,725          126,814
Income (loss) from continuing operations before preferred dividends                        33,566          (45,915)          50,410
Income from discontinued operations (before preferred dividend
  allocation of $200, $401, and $196 in 2001, 2000, and 1999, respectively)                 1,222           10,035            3,736
Gain on disposal of water business                                                         25,845                -                -
Dividends declared and premium on redemption:
  Preferred stock of subsidiaries                                                          (3,900)          (3,900)          (2,721)
  Common stock                                                                            (41,172)         (78,929)         (73,514)
                                                                                      -----------      -----------      -----------
Balance at End of Year                                                                      1,577          (13,984)         104,725
                                                                                      -----------      -----------      -----------

Total Common Shareholders' Equity at End of Year                                      $ 1,702,322      $ 1,359,712      $ 1,477,129
                                                                                      ===========      ===========      ===========

    The accompanying notes are an integral part of the financial statements

                            SIERRA PACIFIC RESOURCES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                 Year ended December 31,
                                                                                      2001              2000             1999
                                                                                --------------     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations before preferred dividends             $    33,566        $  (45,915)       $  50,410
  Income from discontinued operations before preferred dividends                        1,222            10,035            3,736
  Gain on disposal of water business                                                   25,845                 -                -
  Non-cash items included in income:
     Depreciation and amortization                                                    168,100           163,370          113,236
     Deferred taxes and deferred investment tax credit                                 85,917           (18,564)         (16,543)
     AFUDC and capitalized interest                                                    (3,285)          (13,858)         (10,501)
     Deferral of energy costs - electric - net                                     (1,187,840)           14,884           48,313
     Deferral of energy costs - gas - net                                             (26,683)                -                -
     Early retirement and severance amortization                                        3,121             4,196            1,748
     Gain on disposal of water business                                               (44,081)                -                -
     Other non-cash                                                                   (11,473)           30,972           24,122
  Changes in certain assets and liabilities, net of acquisition:
     Accounts receivable                                                               (1,841)         (174,112)          (7,393)
     Materials, supplies and fuel                                                     (18,682)           (1,864)          (3,846)
     Other current assets                                                               4,248           (52,125)             155
     Accounts payable                                                                 (97,992)          224,794           49,655
     Other current liabilities                                                         14,752            16,359           (6,342)
     Other - net                                                                        9,885            27,724          (35,661)
                                                                                --------------     -------------     ------------
Net Cash Flows from Operating Activities                                           (1,045,221)          185,896          211,089
                                                                                --------------     -------------     ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

     Acquisition of business, net of cash acquired                                          -                 -         (448,311)
     Additions to utility plant                                                      (334,456)         (359,774)        (299,064)
     AFUDC and other charges to utility plant                                           3,285            15,227           (3,645)
     Customer refunds for construction                                                    815              (889)           8,173
     Contributions in aid of construction                                              27,481            16,446           13,053
                                                                                --------------     -------------     ------------
     Net cash used for utility plant                                                 (302,875)         (328,990)        (729,794)
     Proceeds from sale of assets of water business                                   318,882                 -                -
     (Investments in) disposal of subsidiaries and other property - net                (6,335)          (28,056)           1,366
                                                                                --------------     -------------     ------------
Net Cash Used in Investing Activities                                                   9,672          (357,046)        (728,428)
                                                                                --------------     -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     (Decrease) increase in short-term borrowings                                     (36,074)         (547,310)         495,165
     Proceeds from issuance of long-term debt                                       1,215,000         1,165,000          230,699
     Retirement of long-term debt                                                    (323,091)         (318,061)         (63,293)
     Redemption of preferred stock                                                    (48,500)                -          (26,380)
     Sale of common stock                                                             340,737             1,292                -
     Dividends paid                                                                   (64,917)          (83,057)        (115,833)
                                                                                --------------     -------------     ------------
Net Cash Provided by Financing Activities                                           1,083,155           217,864          520,358
                                                                                --------------     -------------     ------------

Net Increase in Cash and Cash Equivalents                                              47,606            46,714            3,019
Beginning balance in Cash and Cash Equivalents                                         51,503             4,789            1,770
                                                                                --------------     -------------     ------------
Ending balance in Cash and Cash Equivalents                                       $    99,109        $   51,503        $   4,789
                                                                                ==============     =============     ============

Supplemental Disclosures of Cash Flow Information:
     Cash paid (received) during period for:
     Interest                                                                     $   208,390        $  167,158        $ 127,063
     Income taxes                                                                 $   (55,022)       $   12,730        $  43,719

    The accompanying notes are an integral part of the financial statements

                            SIERRA PACIFIC RESOURCES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (Dollars in Thousands)

                                                                                                     December 31,
                                                                                                2001             2000
                                                                                             -----------     -----------
Common Shareholders' Equity:
  Common stock $1.00 par value, authorized 250 million;
    issued and outstanding 2001: 102,111,000 shares; 2000, 78,475,000 shares                 $   102,111     $    78,475
  Other paid-in capital                                                                        1,598,634       1,295,221
  Retained earnings (deficit)                                                                      1,577         (13,984)
                                                                                             -----------     -----------
    Total Common Shareholders' Equity                                                          1,702,322       1,359,712
                                                                                             -----------     -----------

Accumulated Other Comprehensive Loss                                                              (6,986)              -
                                                                                             -----------     -----------

Preferred Stock of Subsidiaries:
Not subject to mandatory  redemption
Outstanding at December 31
  Class A Series 1; $1.95 dividend                                                                50,000          50,000
                                                                                             -----------     -----------

Preferred Securities of Subsidiaries:
NPC obligated Mandatorily Redeemable Preferred Securities of NPC's Subsidiary
  Trust, NVP Capital I, holding solely $122.6 million principal amount of
  8.2% Junior Subordinated Debentures of NPC, due 2037                                           118,872         118,872
NPC obligated Mandatorily Redeemable Preferred Securities of NPC's
  Subsidiary Trust, NVP Capital III, holding solely $72.2 million principal amount of
  7.75% Junior Subordinated  Debentures of NPC, due 2038                                          70,000          70,000
SPPC obligated Mandatorily Redeemable Preferred Securities of SPPC's
  Subsidiary Trust, SPPC Capital I, holding solely $50 million principal amount of
  8.60% Junior Subordinated Debentures of SPPC, due 2036                                               -          48,500
                                                                                             -----------     -----------
      Total Preferred Securities                                                                 188,872         237,372
                                                                                             -----------     -----------
Long-Term Debt:
Unamortized bond premium and discount, net                                                          (959)           (913)
  Debt Secured by First Mortgage Bonds
    7.63% Series L due 2002                                                                       15,000          15,000
    6.70% Series V due 2022                                                                      105,000         105,000
    6.60%Series W due 2019                                                                        39,500          39,500
    7.20% Series X due 2022                                                                       78,000          78,000
    8.50% Series Z due 2023                                                                       35,000          35,000
    2.00% Series Z due 2004                                                                           56              72
    2.00% Series O due 2011                                                                        1,281           1,374
    6.35% Series FF due 2012                                                                       1,000           1,000
    6.55% Series AA due 2013                                                                      39,500          39,500
    6.30% Series DD due 2014                                                                      45,000          45,000
    6.65% Series HH due 2017                                                                      75,000          75,000
    6.65% Series BB due 2017                                                                      17,500          17,500
    6.55% Series GG due 2020                                                                      20,000          20,000
    6.30% Series EE due 2022                                                                      10,250          10,250
    6.95% to 8.61% Series A MTN due 2022                                                         110,000         110,000
    7.10% and 7.14% Series B MTNdue 2023                                                          58,000          58,000
    6.62% to 6.83% Series C MTN due 2006                                                          50,000          50,000
    5.90% Series JJ due 2023                                                                       9,800           9,800
    5.90% Series KK due 2023                                                                      30,000          30,000

    The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (Dollars in Thousands)

Continued from previous page                                              December 31,
                                                                    2001             2000
                                                                 -----------     -----------
    5.00% Series Y due 2024                                            3,072           3,138
    6.70% Series II due 2032                                          21,200          21,200
    5.47% Series D MTN due 2001                                            -          17,000
    5.50% Series D MTN due 2003                                        5,000           5,000
    5.59% Series D MTN due 2003                                       13,000          13,000
                                                                 -----------     -----------
      Subtotal                                                       781,200         798,421
                                                                 -----------     -----------

Industrial development revenue bonds
    5.90% Series 1997A due 2032                                       52,285          52,285
    5.90% Series 1995B due 2030                                       85,000          85,000
    5.60% Series 1995A due 2030                                       76,750          76,750
    5.50% Series 1995C due 2030                                       44,000          44,000
    6.20% Series 1999B due 2004                                      130,000         130,000
                                                                 -----------     -----------
      Subtotal                                                       388,035         388,035
                                                                 -----------     -----------

Pollution control revenue bonds
    6.38% due 2036                                                    20,000          20,000
    5.80% Series 1997B due 2032                                       20,000          20,000
    5.30% Series 1995D due 2011                                       14,000          14,000
    5.45% Series 1995D due 2023                                        6,300           6,300
    5.35% Series 1995E due 2022                                       13,000          13,000
                                                                 -----------     -----------
      Subtotal                                                        73,300          73,300
                                                                 -----------     -----------

Variable Rate Notes
    Floating rate notes due 2001                                           -         200,000
    Floating rate notes due 2001                                           -         150,000
    Floating rate notes due 2001                                           -         100,000
    Floating rate notes due 2003                                     140,000               -
    IDRB Series 2000A due 2020                                       100,000         100,000
    PCRB Series 2000B due 2009                                        15,000          15,000
    Water facilities notes maturing 2020                                   -          80,000
    Floating Rate Notes due 2002                                     100,000         100,000
    Floating Rate Notes due 2003                                     200,000         200,000
                                                                 -----------     -----------
      Subtotal                                                       555,000         945,000
                                                                 -----------     -----------

 Debt Secured by General and Refunding Bonds:
    8.25% Series A due 2011                                          350,000               -
    8.00% Series A due 2008                                          320,000               -
                                                                 -----------     -----------
      Subtotal                                                       670,000               -
                                                                 -----------     -----------

 Other Notes:
    5.75% Series 2001 due 2036                                        80,000               -
    6.00% Series B notes due 2003                                    210,000               -
    8.75% Senior unsecured note Series 2000 due 2005                 300,000         300,000
    7.93% Senior unsecured notes due 2007                            345,000               -
                                                                 -----------     -----------
      Subtotal                                                       935,000         300,000
                                                                 -----------     -----------

Obligations under capital leases                                      78,313          81,815
                                                                 -----------     -----------

Current maturities and sinking fund requirements                    (122,010)       (472,531)
                                                                 -----------     -----------

Other                                                                 17,267          19,639
                                                                 -----------     -----------
      Total Long-Term Debt                                         3,376,105       2,133,679
                                                                 -----------     -----------

TOTAL CAPITALIZATION                                             $ 5,310,313     $ 3,780,763
                                                                 ===========     ===========

      The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY
                                 BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                              December 31,
                                                                                       2001                2000
                                                                                -----------------     ---------------
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                              $       3,356,584     $     3,089,705
    Less:  accumulated provision for depreciation                                         928,939             855,599
                                                                                -----------------     ---------------
                                                                                        2,427,645           2,234,106
  Construction work-in-progress                                                           134,706             228,856
                                                                                -----------------     ---------------
                                                                                        2,562,351           2,462,962
                                                                                -----------------     ---------------

Investment in Sierra Pacific Resources (Note 1A)                                          309,259             471,975
Investments in subsidiaries and other property, net                                        12,721              13,418
                                                                                -----------------     ---------------
                                                                                          321,980             485,393
                                                                                -----------------     ---------------
Current Assets:
  Cash and cash equivalents                                                                 8,505              43,858
  Accounts receivable less provision for uncollectible accounts:
      2001-$30,861; 2000-$11,605                                                          210,333             168,890
  Deferred energy costs - electric (Note 1)                                               281,555                   -
  Federal income tax receivable                                                            18,590              18,728
  Materials, supplies and fuel, at average cost                                            48,511              45,573
  Risk management assets (Note 22)                                                        200,829                   -
  Other                                                                                     6,698              10,205
                                                                                -----------------     ---------------
                                                                                          775,021             287,254
                                                                                -----------------     ---------------
Deferred Charges:
  Deferred energy costs - electric (Note 1)                                               698,510                   -
  Federal income tax receivable                                                           295,818                   -
  Regulatory tax asset                                                                    109,859             113,647
  Other regulatory assets                                                                  31,588              32,583
  Risk management assets (Note 22)                                                         49,493                   -
  Risk management regulatory assets - net (Note 22)                                       351,264                   -
  Other                                                                                    29,485              25,912
                                                                                -----------------     ---------------
                                                                                        1,566,017             172,142
                                                                                -----------------     ---------------

                                                                                $       5,225,369     $     3,407,751
                                                                                =================     ===============
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity including $309,259 and $471,975
     of equity in Sierra Pacific Resources in 2001 and 2000 (Note 1A)           $       1,702,322     $     1,359,712
  Accumulated other comprehensive income                                                      520                   -
   NPC obligated mandatorily redeemable preferred trust securities                        188,872             188,872
  Long-term debt                                                                        1,607,967             927,784
                                                                                -----------------     ---------------
                                                                                        3,499,681           2,476,368
                                                                                -----------------     ---------------
Current Liabilities:
  Short-term borrowings                                                                   130,500             100,000
  Current maturities of long-term debt                                                     19,380             252,910
  Accounts payable                                                                        202,555             157,808
  Accrued interest                                                                         19,310              16,913
  Dividends declared                                                                           71                  86
  Accrued salaries and benefits                                                            12,450              12,297
  Deferred taxes on deferred energy costs                                                  98,544                   -
  Risk management liabilities (Note 22)                                                   522,508                   -
  Other current liabilities                                                                17,710              16,450
                                                                                -----------------     ---------------
                                                                                        1,023,028             556,464
                                                                                -----------------     ---------------
Commitments & Contingencies (Note 18)

Deferred Credits:
  Deferred federal income taxes                                                           223,641             216,753
  Deferred investment tax credit                                                           23,533              25,163
  Deferred taxes on deferred energy costs                                                 244,479                   -
  Regulatory tax liability                                                                 18,604              19,908
  Customer advances for construction                                                       61,454              65,588
  Accrued retirement benefits                                                              28,104              27,985
  Risk management liabilities (Notes 22)                                                   78,558                   -
  Other                                                                                    24,287              19,522
                                                                                -----------------     ---------------
                                                                                          702,660             374,919
                                                                                -----------------     ---------------

                                                                                $       5,225,369     $     3,407,751
                                                                                =================     ===============

    The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY
                           STATEMENTS OF INCOME (LOSS)
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                          Year ended December 31,
                                                                                ------------   ------------   ------------
                                                                                    2001           2000           1999
                                                                                ------------   ------------   ------------
OPERATING REVENUES:
  Electric                                                                      $  3,025,103   $  1,325,470   $    977,262

OPERATING EXPENSES:
  Operation:
    Purchased power                                                                3,026,336        671,396        293,600
    Fuel for power generation                                                        441,900        292,787        154,546
    Deferral of energy costs-net                                                    (937,322)        16,719         97,238
    Other                                                                            169,442        139,723        141,041
  Maintenance                                                                         45,136         34,057         50,805
  Depreciation and amortization                                                       93,101         85,989         80,644
  Taxes:
    Income taxes                                                                      17,775        (12,162)        19,943
    Other than income                                                                 24,371         23,501         22,462
                                                                                ------------   ------------   ------------
                                                                                   2,880,739      1,252,010        860,279
                                                                                ------------   ------------   ------------
OPERATING INCOME                                                                     144,364         73,460        116,983
                                                                                ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Equity in (losses) earnings of Sierra Pacific Resources (Note 1A)                   (6,672)       (31,852)        13,058
  Allowance for other funds used during construction                                    (382)         2,456          3,713
  Other income (expense) - net                                                        27,272          1,718         (1,824)
                                                                                ------------   ------------   ------------
                                                                                      20,218        (27,678)        14,947
                                                                                ------------   ------------   ------------
         Total Income Before Interest Charges                                        164,582         45,782        131,930
                                                                                ------------   ------------   ------------

INTEREST CHARGES:
  Long-term debt                                                                      81,599         64,513         64,454
  Other                                                                               13,219         13,732          8,815
  Allowance for borrowed funds used during construction and
    capitalized interest                                                              (2,141)        (7,855)        (8,356)
                                                                                ------------   ------------   ------------
                                                                                      92,677         70,390         64,913
                                                                                ------------   ------------   ------------

INCOME (LOSS) BEFORE NPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                               71,905        (24,608)        67,017
  Preferred dividend requirements of NPC obligated
    mandatorily redeemable preferred trust securities                                (15,172)       (15,172)       (15,172)
                                                                                ------------   ------------   ------------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                                        56,733        (39,780)        51,845
  Preferred stock dividend requirements                                                    -              -            (95)
                                                                                ------------   ------------   ------------
NET INCOME (LOSS)                                                               $     56,733   $    (39,780)  $     51,750
                                                                                ============   ============   ============

Net Income (Loss) Per Share           - Basic                                   $       0.65   $      (0.51)  $       0.83
                                                                                ============   ============   ============
                                      - Diluted                                 $       0.65   $      (0.51)  $       0.83
                                                                                ============   ============   ============

Weighted Average Shares of Common
     Stock Outstanding (000's)                                                        87,542         78,435         62,577
                                                                                ============   ============   ============

Dividends Paid Per Share of Common Stock                                        $       0.65   $      1.000   $      1.165
                                                                                ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                        Year ended December 31,
                                                                                ---------------------------------------
                                                                                   2001          2000          1999
                                                                                -----------   ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before preferred dividends                                      $    56,733   $  (39,780)   $    51,845
  Non-cash items included in income:
     Depreciation and amortization                                                   93,102       85,989         80,643
     Deferred taxes and deferred investment tax credit                               55,085      (26,528)       (18,913)
     AFUDC and capitalized interest                                                  (1,759)     (10,311)       (12,069)
     Deferral of energy costs - net                                                (980,065)      14,884         48,313
     Other non-cash                                                                     264       20,101         16,908
     Equity in losses (earnings) of SPR (Note 1A)                                     6,672       31,852        (13,058)
  Changes in certain assets and liabilities, net of acquisition:
     Accounts receivable                                                            (41,444)     (57,935)       (11,795)
     Materials, supplies and fuel                                                    (2,938)      (2,465)        (3,502)
     Other current assets                                                             3,507      (25,360)         1,778
     Accounts payable                                                                44,747       82,720         34,964
     Other current liabilities                                                        3,812       10,001         17,066
     Other - net                                                                      4,882       30,543        (14,002)
                                                                                -----------   ----------    -----------
Net Cash Flows from Operating Activities                                           (757,402)     113,711        178,178
                                                                                -----------   ----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                   (200,852)    (204,505)      (223,963)
      AFUDC and other charges to utility plant                                        1,759       11,622         (2,184)
      Customer refunds for construction                                              (4,134)      (3,753)         5,228
      Contributions in aid of construction                                            6,331            -              -
                                                                                -----------   ----------    -----------
      Net cash used for utility plant                                              (196,896)    (196,636)      (220,919)
      (Investments in) disposal of subsidiaries and other property - net               (115)           -          1,499
                                                                                -----------   ----------    -----------
Net Cash Used in Investing Activities                                              (197,011)    (196,636)      (219,420)
                                                                                -----------   ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in short-term borrowings                                   30,500      (82,000)        77,000
      Proceeds from issuance of long-term debt                                      815,000      365,000        129,900
      Retirement of long-term debt                                                 (368,347)    (205,152)       (60,283)
      Change in funds held in trust                                                       -            -              9
      Redemption of preferred stock                                                       -            -         (3,265)
      Investment of SPR                                                             474,921      137,000         18,000
      Dividends paid                                                                (33,014)     (88,308)      (121,646)
                                                                                -----------   ----------    -----------
Net Cash Provided by Financing Activities                                           919,060      126,540         39,715
                                                                                -----------   ----------    -----------

Net (Decrease) Increase in Cash and Cash Equivalents                                (35,353)      43,615         (1,527)
Beginning balance in Cash and Cash Equivalents                                       43,858          243          1,770
                                                                                -----------   ----------    -----------

Ending balance in Cash and Cash Equivalents                                     $     8,505   $   43,858    $       243
                                                                                ===========   ==========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid (received) during period for:
       Interest                                                                 $    90,280   $   71,430    $    91,196
       Income taxes                                                             $   (13,702)  $    6,500    $    38,219

    The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY
                          STATEMENTS OF CAPITALIZATION
                             (Dollars in Thousands)

                                                                                                  December 31,
                                                                                         2001                      2000
                                                                                   --------------             -------------
Common Shareholder's Equity:
  Common stock issued                                                              $            1             $           1
  Other paid-in capital                                                                 1,367,106                   892,185
  Retained earnings (deficit)                                                              25,956                    (4,449)
  Equity in Sierra Pacific Resources (Note 1A)                                            309,259                   471,975
                                                                                   --------------             -------------
        Total Common Shareholder's Equity                                               1,702,322                 1,359,712
                                                                                   --------------             -------------
Accumulated Other Comprehensive Income                                                        520                         -
                                                                                   --------------             -------------
Preferred Securities:
NPC obligated Mandatorily Redeemable Preferred Securities of NPC's Subsidiary
  Trust, NVP Capital I, holding solely $122.6 million principal amount of
  8.2% Junior Subordinated Debentures of NPC, due 2037                                    118,872                   118,872
NPC obligated Mandatorily Redeemable Preferred Securities of NPC's Trust, NVP
  Capital III, holding solely $72.2 million principal amount of 7.75% Junior
  Subordinated Debentures of NPC, due 2038                                                 70,000                    70,000
                                                                                   --------------             -------------
      Total Preferred Securities                                                          188,872                   188,872
                                                                                   --------------             -------------
Long-Term Debt:
Unamortized bond premium and discount, net                                                      2                      (163)
  Debt Secured by First Mortgage Bonds:
    7.63% Series L due 2002                                                                15,000                    15,000
    6.70% Series V due 2022                                                               105,000                   105,000
    6.60% Series W due 2019                                                                39,500                    39,500
    7.20% Series X due 2022                                                                78,000                    78,000
    8.50% Series Z due 2023                                                                35,000                    35,000
                                                                                   --------------             -------------
      Subtotal                                                                            272,502                   272,337
                                                                                   --------------             -------------

Industrial development revenue bonds
    5.90% Series 1997A due 2032                                                            52,285                    52,285
    5.90% Series 1995B due 2030                                                            85,000                    85,000
    5.60% Series 1995A due 2030                                                            76,750                    76,750
    5.50% Series 1995C due 2030                                                            44,000                    44,000
    6.20% Series 1999B due 2004                                                           130,000                   130,000
                                                                                   --------------             -------------
      Subtotal                                                                            388,035                   388,035
                                                                                   --------------             -------------

Pollution Control Revenue Bonds
    6.38% due 2036                                                                         20,000                    20,000
    5.80% Series 1997B due 2032                                                            20,000                    20,000
    5.30% Series 1995D due 2011                                                            14,000                    14,000
    5.45% Series 1995D due 2023                                                             6,300                     6,300
    5.35% Series 1995E due 2022                                                            13,000                    13,000
                                                                                   --------------             -------------
      Subtotal                                                                             73,300                    73,300
                                                                                   --------------             -------------

Variable Rate Notes
    Floating rate notes due 2001                                                                -                   150,000
    Floating rate notes due 2001                                                                -                   100,000
    Floating rate notes due 2003                                                          140,000                         -
    IDRB Series 2000A due 2020                                                            100,000                   100,000
    PCRB Series 2000B due 2009                                                             15,000                    15,000
                                                                                   --------------             -------------
      Subtotal                                                                            255,000                   365,000
                                                                                   --------------             -------------
  Debt Secured by General and Refunding Bonds:
    8.25% Series A due 2011                                                               350,000                         -
                                                                                   --------------             -------------
  Other Notes:
    6.0% Series B notes due 2003                                                          210,000                         -
                                                                                   --------------             -------------
Obligation under capital leases                                                            78,313                    81,815
                                                                                   --------------             -------------
Current maturities and sinking fund requirements                                          (19,380)                 (252,911)
                                                                                   --------------             -------------
Other, excluding current portion                                                              197                       208
                                                                                   --------------             -------------
      Total Long-Term Debt                                                              1,607,967                   927,784
                                                                                   --------------             -------------

TOTAL CAPITALIZATION                                                               $    3,499,681             $   2,476,368
                                                                                   ==============             =============

    The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                           December 31,
                                                                        2001         2000
                                                                     ----------   ----------
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                   $2,326,712   $2,180,019
    Less: accumulated provision for depreciation                        848,578      781,058
                                                                     ----------   ----------
                                                                      1,478,134    1,398,961
  Construction work-in-progress                                          68,750      118,442
                                                                     ----------   ----------
                                                                      1,546,884    1,517,403
                                                                     ----------   ----------

Investments in subsidiaries and other property, net                      57,185       60,047
                                                                     ----------   ----------

Current Assets:
  Cash and cash equivalents                                              11,772        5,348
  Accounts receivable less provision for uncollectible accounts:
    2001 - $8,474; 2000 - $1,589                                        194,698      153,547
  Deferred energy costs - electric                                       51,507           --
  Deferred energy costs - gas                                            19,805           --
  Federal income tax receivable                                              --       21,958
  Materials, supplies and fuel, at average cost                          42,290       29,209
  Risk management assets (Note 22)                                       85,680           --
  Other                                                                   5,935        7,894
                                                                     ----------   ----------
                                                                        411,687      217,956
                                                                     ----------   ----------
Deferred Charges:
  Deferred energy costs - electric                                      156,268           --
  Deferred energy costs - gas                                            23,248       16,370
  Federal income tax receivable                                          41,040           --
  Regulatory tax asset                                                   59,879       61,862
  Other regulatory assets                                                51,146       61,236
  Risk management assets (Note 22)                                       11,565           --
  Risk management regulatory assets - net (Note 22)                     313,119           --
  Other                                                                  13,886       12,036
                                                                     ----------   ----------
                                                                        670,151      151,504
                                                                     ----------   ----------

  Net assets of discontinued operations (Note 17)                            --      261,479
                                                                     ----------   ----------

                                                                     $2,685,907   $2,208,389
                                                                     ==========   ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                        $  692,654   $  604,795
  Accumulated other comprehensive income                                    247           --
  Preferred stock                                                        50,000       50,000
  SPPC obligated mandatorily redeemable preferred trust securities           --       48,500
  Long-term debt                                                        923,070      605,816
                                                                     ----------   ----------
                                                                      1,665,971    1,309,111
                                                                     ----------   ----------
Current Liabilities:
  Short-term borrowings                                                  46,500      108,962
  Current maturities of long-term debt                                    2,630      219,616
  Accounts payable                                                       95,555      166,134
  Accrued interest                                                        8,408        6,992
  Dividends declared                                                        974       23,975
  Accrued salaries and benefits                                          15,466       15,475
  Deferred taxes on deferred energy costs                                24,959           --
  Risk management liabilities (Note 22)                                 332,793           --
  Other current liabilities                                               3,387        2,932
                                                                     ----------   ----------
                                                                        530,672      544,086
                                                                     ----------   ----------
Commitments & Contingencies (Note 18)

Deferred Credits:
  Deferred federal income taxes                                         178,533      179,106
  Deferred investment tax credit                                         28,414       30,088
  Deferred taxes on deferred energy costs                                62,831           --
  Regulatory tax liability                                               28,098       31,087
  Customer advances for construction                                     46,725       41,776
  Accrued retirement benefits                                            43,028       44,374
  Risk management liabilities (Note 22)                                  77,324           --
  Other                                                                  24,311       28,761
                                                                     ----------   ----------
                                                                        489,264      355,192
                                                                     ----------   ----------
                                                                     $2,685,907   $2,208,389
                                                                     ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)

                                                                                                 December 31,
                                                                                      2001            2000          1999
                                                                                   -----------    -----------    -----------
OPERATING REVENUES:
  Electric                                                                         $ 1,399,134    $   893,782    $   609,197
  Gas                                                                                  145,652        100,803        100,177
                                                                                   -----------    -----------    -----------
                                                                                     1,544,786        994,585        709,374
                                                                                   -----------    -----------    -----------
OPERATING EXPENSES:
  Operation:
       Purchased power                                                               1,025,741        444,979        179,781
       Fuel for power generation                                                       286,719        233,748        115,065
       Gas purchased for resale                                                        136,534         83,199         68,125
       Deferral of energy costs - electric - net                                      (198,826)            --             --
       Deferral of energy costs - gas - net                                            (23,170)       (16,164)            --
       Other                                                                           117,627         96,438         92,745
  Maintenance                                                                           24,363         18,420         20,309
  Depreciation and amortization                                                         70,358         69,350         69,762
  Taxes:
       Income taxes                                                                      8,507           (672)        33,870
       Other than income                                                                17,965         18,152         17,014
                                                                                   -----------    -----------    -----------
                                                                                     1,465,818        947,450        596,671
                                                                                   -----------    -----------    -----------
OPERATING INCOME                                                                        78,968         47,135        112,703
                                                                                   -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Allowance for other funds used during construction                                       856            357         (1,370)
  Other income (expense) - net                                                           8,489         (2,429)          (673)
                                                                                   -----------    -----------    -----------
                                                                                         9,345         (2,072)        (2,043)
                                                                                   -----------    -----------    -----------
                Total Income                                                            88,313         45,063        110,660
                                                                                   -----------    -----------    -----------

INTEREST CHARGES:
     Long-term debt                                                                     55,199         36,865         31,151
     Other                                                                               7,433         11,312         11,286
     Allowance for borrowed funds used during construction and
      capitalized interest                                                                (660)        (2,779)          (141)
                                                                                   -----------    -----------    -----------
                                                                                        61,972         45,398         42,296
                                                                                   -----------    -----------    -----------

INCOME (LOSS) BEFORE SPPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                                 26,341           (335)        68,364
     Preferred dividend requirements of SPPC obligated
      mandatorily redeemable preferred trust securities
                                                                                        (3,598)        (3,742)        (3,749)
                                                                                   -----------    -----------    -----------

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS                                                22,743         (4,077)        64,615

     Preferred dividend requirements and premium paid on redemption                     (3,700)        (3,499)        (4,957)
                                                                                   -----------    -----------    -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                            19,043         (7,576)        59,658
                                                                                   -----------    -----------    -----------

DISCONTINUED OPERATIONS:
Income from operations of water business disposed of (net of income taxes of
   $888, $3,426 and $2,172 in 2001, 2000 and 1999 respectively)                          1,022          9,634          6,583

Gain on disposal of water business (net of income taxes of $18,237)                     25,845             --             --
                                                                                   -----------    -----------    -----------

NET INCOME                                                                         $    45,910    $     2,058    $    66,241
                                                                                   ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements

                          SIERRA PACIFIC POWER COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                      Year ended December 31,
                                                                    ---------------------------
                                                                      2001     2000       1999
                                                                    -------   -------   -------
NET INCOME                                                          $45,910   $ 2,058   $66,241

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Adoption of SFAS No. 133- Accounting for Derivative Instruments
    and Hedging Activities:
      Cumulative effect upon adoption of change in                      211        --        --
       accounting principle as of January 1
      Change in market value of risk management and
       liabilities as of December 31                                     36
                                                                    -------   -------   -------
OTHER COMPREHENSIVE INCOME                                              247        --        --
                                                                    -------   -------   -------
COMPREHENSIVE INCOME                                                $46,157   $ 2,058   $66,241
                                                                    =======   =======   =======

     The accompanying notes are an integral part of the financial statements


                          SIERRA PACIFIC POWER COMPANY
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                             (Dollars in Thousands)

                                                                                      Year ended December 31,
                                                                                  2001          2000        1999
                                                                                ---------    ---------    ---------
Common Stock:

Balance at Beginning of Year
    and End of Year                                                             $       4    $       4    $       4
                                                                                ---------    ---------    ---------

Other Paid-In Capital:

Balance at Beginning Year                                                         598,684      584,684      562,684
Additional investment by parent company                                           104,949       14,000       22,000
                                                                                ---------    ---------    ---------
Balance at End of Year                                                            703,633      598,684      584,684
                                                                                ---------    ---------    ---------

Retained (Deficit) Earnings:

Balance at Beginning of Year                                                        6,107       89,050       98,679
Income (Loss) before preferred dividends of continuing operations                  22,743       (4,077)      64,615
Income from discontinued operations (before preferred dividend
    allocation of $200, $401, and $528 in 2001, 2000, and 1999, respectively)       1,222       10,034        7,111
Gain on disposal of water business                                                 25,845           --           --
Preferred stock dividends declared and premium on redemption                       (3,900)      (3,900)      (5,355)
Common stock dividends declared                                                   (63,000)     (85,000)     (76,000)
                                                                                ---------    ---------    ---------
Balance at End of Year                                                            (10,983)       6,107       89,050
                                                                                ---------    ---------    ---------

Total Common Shareholder's Equity at
    End of Year                                                                 $ 692,654    $ 604,795    $ 673,738
                                                                                =========    =========    =========

     The accompanying notes are an integral part of the financial statements

                          SIERRA PACIFIC POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                Year Ended December 31,
                                                                             2001         2000        1999
                                                                          ---------    ---------    ---------
Cash Flows From Operating Activities:
    Income (loss) from continuing operations before preferred dividends   $  22,743    $  (4,077)   $  64,615
    Income from discontinued operations before preferred dividends            1,222       10,035        7,111
    Gain on disposal of water business                                       25,845           --           --
    Non-cash items included in income:
        Depreciation and amortization                                        73,818       76,685       77,373
        Deferred taxes and investment tax credits                            57,382        7,935        5,595
        AFUDC and capitalized interest                                       (1,526)      (3,547)       1,033
        Deferral of energy costs - electric - net                          (207,775)          --           --
        Deferral of energy costs - gas - net                                (26,683)          --           --
        Early retirement and severance amortization                           3,121        4,196        4,194
        Gain on disposal of water business                                  (44,081)          --           --
        Other non-cash                                                         (386)      10,871        8,644
    Changes in certain assets and liabilities:
        Accounts receivable                                                 (36,835)     (41,604)         685
        Materials, supplies and fuel                                        (12,728)         508       (4,294)
        Other current assets                                                  1,836      (26,749)        (411)
        Accounts payable                                                    (70,579)      87,643       12,459
        Other current liabilities                                             2,380        1,231      (23,257)
        Other-net                                                            (1,333)     (11,117)     (31,418)
                                                                          ---------    ---------    ---------
    Net Cash Flows from Operating Activities                               (213,579)     112,010      122,329
                                                                          ---------    ---------    ---------

Cash Flows From (Used in) Investing Activities:
    Additions to utility plant                                             (133,604)    (155,269)    (142,306)
    AFUDC and other charges to utility plant                                  1,526        3,605         (768)
    Customer refunds for construction                                         4,949        2,864        5,120
    Contributions in aid of construction                                     21,150       16,446       21,823
                                                                          ---------    ---------    ---------
    Net cash used for utility plant                                        (105,979)    (132,354)    (116,131)
    Proceeds from sale of assets of water business                          318,882           --           --
    Disposal of (investments in) subsidiaries and other property - net        2,747        2,292      (28,720)
                                                                          ---------    ---------    ---------
Net Cash From (Used in) Investing Activities                                215,650     (130,062)    (144,851)
                                                                          ---------    ---------    ---------

Cash Flows From Financing Activities
    (Decrease) increase in short-term borrowings                            (62,462)      (5,915)       1,972
    Proceeds from issuance of long-term debt                                400,000      200,000      124,495
    Retirement of long-term debt                                           (299,732)    (102,797)     (33,270)
    Redemption of preferred stock                                           (48,500)          --      (23,115)
    Investment by parent company                                            104,948       14,000       22,000
    Dividends paid and premiums on preferred redemption                     (89,901)     (84,899)     (81,746)
                                                                          ---------    ---------    ---------
Net Cash Provided by Financing Activities                                     4,353       20,389       10,336
                                                                          ---------    ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents                          6,424        2,337      (12,186)
Beginning Balance in Cash and Cash Equivalents                                5,348        3,011       15,197
                                                                          ---------    ---------    ---------
Ending Balance in Cash and Cash Equivalents                               $  11,772    $   5,348    $   3,011
                                                                          =========    =========    =========

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
    Interest                                                              $  66,597    $  57,331    $  54,303
    Income taxes                                                            (25,632)       9,644       28,604

    The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (Dollars in Thousands)

                                                                           December 31,
                                                                       2001           2000
                                                                    -----------    -----------
Common Shareholder's Equity:
    Common stock, $3.75 par value,
      1,000 shares authorized, issued and outstanding               $         4    $         4
    Other paid-in capital                                               703,633        598,684
    Retained (deficit) earnings                                         (10,983)         6,107
                                                                    -----------    -----------
        Total Common Shareholder's Equity                               692,654        604,795
                                                                    -----------    -----------

Accumulated Other Comprehensive Income                                      247             --
                                                                    -----------    -----------

Cumulative Preferred Stock:
    Not subject to mandatory redemption
      $25 stated value
        Class A Series 1; $1.95 dividend                                 50,000         50,000
                                                                    -----------    -----------

Preferred Securities
    SPPC-obligated mandatorily redeemable preferred securites
    of SPPC's subsidiary trust, Sierra Pacific Power
    Capital I, holding solely $50 million principal amount of
    8.60% junior subordinated debentures of the Company, due 2036            --         48,500
                                                                    -----------    -----------

Long Term Debt:
  Unamortized bond premium and discount, net                               (961)          (750)
    Debt Secured by First Mortgage Bonds
    2.00% Series Z due 2004                                                  56             72
    2.00% Series O due 2011                                               1,281          1,374
    6.35% Series FF due 2012                                              1,000          1,000
    6.55% Series AA due 2013                                             39,500         39,500
    6.30% Series DD due 2014                                             45,000         45,000
    6.65% Series HH due 2017                                             75,000         75,000
    6.65% Series BB due 2017                                             17,500         17,500
    6.55% Series GG due 2020                                             20,000         20,000
    6.30% Series EE due 2022                                             10,250         10,250
    6.95% to 8.61% Series A MTN due 2022                                110,000        110,000
    7.10% and 7.14% Series B MTN due 2023                                58,000         58,000
    6.62% to 6.83% Series C MTN due 2006                                 50,000         50,000
    5.90% Series JJ due 2023                                              9,800          9,800
    5.90% Series KK due 2023                                             30,000         30,000
    5.00% Series Y due 2024                                               3,072          3,138
    6.70% Series II due 2032                                             21,200         21,200
    5.47% Series D MTN due 2001                                              --         17,000
    5.50% Series D MTN due 2003                                           5,000          5,000
    5.59% Series D MTN due 2003                                          13,000         13,000
                                                                    -----------    -----------
        Subtotal                                                        508,698        526,084
                                                                    -----------    -----------

  Variable Rate Notes
   Water facilities notes maturing 2020                                      --         80,000
    Floating rate notes due 2001                                             --        200,000
                                                                    -----------    -----------
        Subtotal                                                             --        280,000
                                                                    -----------    -----------

  Debt Secured by General and Refunding Bonds
    8.00% Series A due 2008                                             320,000             --
                                                                    -----------    -----------

  Other Notes:
    5.75% Series 2001 due 2036
                                                                         80,000             --
                                                                    -----------    -----------

   Other                                                                 17,002         19,348
                                                                    -----------    -----------

    Current maturities and sinking fund requirements                     (2,630)      (219,616)
                                                                    -----------    -----------
        Total Long-Term Debt                                            923,070        605,816
                                                                    -----------    -----------

TOTAL CAPITALIZATION                                                $ 1,665,971    $ 1,309,111
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

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies for both utility and non-utility operations are as follows:

General

     The consolidated financial statements include the accounts of Sierra Pacific Resources (SPR) and its wholly-owned subsidiaries, Nevada Power Company
(NPC), Sierra Pacific Power Company (SPPC), Tuscarora Gas Pipeline Company
(TGPC), Sierra Pacific Communications (SPC), Lands of Sierra, Inc. (LOS), Sierra Energy Company dba e.three (e.three), Nevada Electric Investment Company (NEICO), Sierra Pacific Energy Company (SPE), Sierra Water Development Company
(SWDC) and, Sierra Gas Holding Company (SGHC). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. See Note 2 for additional information regarding the presentation of consolidated financial results pursuant to the 1999 merger of SPR and NPC.

     NPC is an operating public utility that provides electric service in Clark County in southern Nevada. The assets of NPC represent 60% of the consolidated assets of SPR at December 31, 2001. NPC provides electricity to approximately 639,000 customers in the communities of Las Vegas, North Las Vegas, Henderson, Searchlight, Laughlin and adjoining areas. Service is also provided to Nellis Air Force Base and the Department of Energy at Mercury and Jackass Flats at the Nevada Test Site. The consolidated financial statements of SPR include the accounts of NPC's wholly owned subsidiaries, NVP Capital I and NVP Capital III.

     SPPC is an operating public utility that provides electric service in northern Nevada and northeastern California. SPPC also provides natural gas service in the Reno/Sparks area of Nevada. The assets of SPPC represent 33% of the consolidated assets of SPR at December 31, 2001. SPPC provides electricity to approximately 315,000 customers in a 50,000 square mile service area including western, central and northeastern Nevada, including the cities of Reno, Sparks, Carson City, Elko, and a portion of eastern California, including the Lake Tahoe area. The consolidated financial statements of SPR include the accounts of SPPC's wholly owned subsidiaries, Pinon Pine Corporation, Pinon Pine Investment Company, GPSF-B, SPPC Funding LLC, and Sierra Pacific Power Capital I.

     The Utilities' accounts for electric operations and SPPC's accounts for gas operations are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission ("FERC").

     TGPC is a partner in a joint venture that developed, constructed, and operates a natural gas pipeline serving the expanding gas market in the Reno area and certain northeastern California markets. TGPC accounts for its joint venture interest under the equity method. e.three provides comprehensive energy services in commercial and industrial markets on a regional basis. SPE markets a package of telecommunication products and services. SPC was formed in 1999 to provide telecommunications services using fiber optic cable technology in both northern and southern Nevada. Also, SPC and a subsidiary of Montana Power Company are in a partnership that is constructing a fiber optic line between Salt Lake City, Utah and Sacramento, CA.

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

Deferral of Energy Costs

     Nevada and California statutes permit regulated utilities to, from time-to-time, adopt deferred energy accounting procedures. The intent of these procedures is to ease the effect of fluctuations in the cost of purchased gas, fuel and purchased power. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates, that excess is not recorded as a current expense on the income statement but rather is deferred and recorded as an asset on the balance sheet. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates and recorded as revenue or expense in future time periods. AB 369 requires the Utilities to use deferred energy accounting for their respective electric operations beginning on March 1, 2001, and to file applications to clear their respective deferred energy account balances at least every 12 months. See Note 3 for additional information on the deferred energy accounting provisions of AB 369.

     NPC utilized deferred energy accounting procedures in 1999, and part of 2000. NPC ceased utilizing deferred energy accounting effective August 1, 2000, and resumed those procedures on March 1, 2001. During 1999, SPPC did not employ deferred energy accounting procedures, but resumed those procedures for natural gas operations as of January 1, 2000, and for its electric operations on March 1, 2001.

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

Allowance For Funds Used During Construction and Capitalized Interest

     As part of the cost of constructing utility plant, the Utilities capitalize AFUDC. AFUDC represents the cost of borrowed funds and, where appropriate, the cost of equity funds used for construction purposes in accordance with rules prescribed by the FERC and the Public Utility Commission of Nevada ("PUCN"). AFUDC is capitalized in the same manner as construction labor and material costs, with an offsetting credit to "other income" for the portion representing the cost of equity funds and as a reduction of interest charges for the portion representing borrowed funds. Recognition of this item as a cost of utility plant is in accordance with established regulatory ratemaking practices. Such practices permit the utility to earn a fair return on, and recover in rates charged for utility services, all capital costs. This is accomplished by including such costs in the rate base and in the provision for depreciation. NPC's AFUDC rates used during 2001, 2000, and 1999 were 8.32%, 8.34%, and 8.55%, respectively. SPPC's AFUDC rates used during 2001, 2000, and 1999 were 7.94%,

7.17%, and 6.09%, respectively. As specified by the PUCN, certain projects were assigned a lower AFUDC rate due to specific low-interest-rate financings directly associated with those projects.

Depreciation

     Depreciation is calculated using the straight-line composite method over the estimated remaining service lives of the related properties. NPC's depreciation provision for 2001, 2000, and 1999, as authorized by the PUCN and stated as a percentage of the original cost of depreciable property, was approximately 2.9%. SPPC's depreciation provision for 2001, 2000, and 1999, as authorized by the PUCN and stated as a percentage of the original cost of depreciable property, was approximately 3.21%, 3.21%, and 3.14%, respectively.

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

                 DESCRIPTION                     2001        2000      AMORTIZATION PERIODS
   ---------------------------------------       ----        ----      ---------------------------
   Early retirement and severance offers      $   7,701   $  12,567    Various through 2004

   Loss on reacquired debt                       32,882      32,548    Various through 2030

   Plant assets                                   3,783       3,964    Various through 2031

   Merger transition costs                       10,543       8,275    To be determined

   Merger severance/relocation                   21,851      22,434    To be determined

   Merger goodwill                               19,675      11,533    To be determined

   Other costs                                    6,524      14,267    Various
                                              ----------  ---------
                       Total                  $ 102,959   $ 105,588
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

     Management periodically assesses whether the requirements for application of SFAS 71 are satisfied. The provisions of AB 369, signed into law in April 2001, include the repeal of all statutes authorizing retail competition in Nevada's electric utility industry. Accordingly, the Utilities continue to apply regulatory accounting to the generation, transmission and distribution portions of their businesses.

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

Revenues

     Operating revenues include billed and unbilled utility revenues. The accrual for unbilled revenues represents amounts owed to the Utilities for service provided to customers for which the customers have not yet been billed. These unbilled amounts are also included in accounts receivable.

Recent Pronouncements

Financial Accounting Standards Board

     In June 2001, the FASB issued three new pronouncements, SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, adopted January 1, 2002, changes the accounting for goodwill from an amortization method to one requiring at least an annual review for impairment. Due to the regulatory treatment anticipated for most of SPR's goodwill, Management does not expect SFAS No. 142 to have a material effect on the financial position or results of operations of SPR, NPC, and SPPC. SFAS No. 143, effective for fiscal years beginning after June 15, 2002, requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management does not expect the adoption of SFAS No. 143 to have a material effect on the financial position or results of operations of SPR, NPC, and SPPC.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard provides guidance on the impairment of long-lived assets and for long-lived assets to be disposed of. The standard supersedes the current authoritative literature on impairments as well as disposal of a segment of a business and was adopted January 1, 2002.

Note 1A. FINANCIAL STATEMENTS OF NEVADA POWER COMPANY

     As described in Note 2 that follows, NPC was deemed to be the acquirer of SPR for accounting purposes as reflected in the SPR Consolidated Financial Statements. However, after the merger with SPR and as a result of the structure of the transactions, NPC is a separate legal entity, which is a wholly owned subsidiary of SPR. As a legal matter, NPC does not own any equity interest in SPR. The audited NPC Financial Statements accommodate the presentation of financial information of NPC on a stand-alone basis by summarizing all non-NPC financial information into a few items on each of the Financial Statements. These summarized items are repeated below (in 000's):

     Non-NPC financial items on the NPC Financial Statements

      NPC Balance Sheet:                                          December 31, 2001    December 31, 2000
      ------------------                                          -----------------    -----------------
                     Investment in Sierra Pacific Resources           $309,259              $471,975
                     Equity in Sierra Pacific Resources               $309,259              $471,975

     The Investment in Sierra Pacific Resources reflects the net assets, after deducting for all liabilities and preferred stock of Sierra Pacific Resources not related to NPC. The Equity in Sierra Pacific Resources reflects the sum of paid-in-capital and retained earnings of SPR, without the benefit of NPC.

     These line items are presented under the rules of purchase accounting and do not represent any asset to which holders of NPC's securities may look for recovery of their investment. These items must be disregarded for determining the ability of NPC to satisfy its obligations or to pay dividends (preferred or common), for calculating NPC's ratios of earnings to fixed charges and preferred stock dividends, and for all of NPC's financial covenants and earnings tests including those under its charter and mortgage.

  NPC Income Statement:                                Year Ended          Year Ended           Year Ended
  ---------------------                                ----------          ----------           ----------
                                                    December 31, 2001   December 31, 2000    December 31, 1999
                                                    -----------------   -----------------    -----------------
     Equity in (Losses) Earnings of Sierra Pacific
     Resources                                          $(6,672)            $(31,852)             $13,058

     The Equity in (Losses) Earnings of Sierra Pacific Resources represents the net income (loss) of SPR after SPPC preferred stock dividends.

     This line item is presented under the rules of purchase accounting and does not represent any item of revenue or income to which holders of NPC's securities may look for recovery of their investment. This item must be disregarded for determining the ability of NPC to satisfy its obligations or its ability to pay dividends (preferred or common), for calculating NPC's ratios of earnings to fixed charges and preferred dividends, and for all of NPC's financial covenants and earnings tests including those under its charter and mortgage.

  NPC Statement of Cash Flow:                          Year Ended          Year Ended           Year Ended
  ---------------------------                          ----------          ----------           ----------
                                                    December 31, 2001   December 31, 2000    December 31, 1999
                                                    -----------------   -----------------    -----------------
     Equity in (Losses) Earnings of Sierra Pacific
     Resources                                          $(6,672)            $(31,852)             $13,058

     As in the Income Statement, the Equity in (Losses) Earnings of Sierra Pacific Resources represents the net income (loss) of SPR, after SPPC preferred stock dividends.

     This line item is presented under the rules of purchase accounting and does not represent any item of cash flow to which holders of NPC's securities may look for recovery of their investment. This item must be disregarded for determining the ability of NPC to satisfy its obligations or its ability to pay dividends (preferred or common), for calculating NPC's ratios of earnings to fixed charges and preferred dividends, and for all of NPC's financial covenants and earnings tests including those under its charter and mortgage.

  NPC Statement of Capitalization:                           December 31, 2001   December 31, 2000
  --------------------------------                           -----------------   -----------------
     Equity in Sierra Pacific Resources                          $309,259            $471,975

     The Equity in Sierra Pacific Resources reflects the sum of paid-in-capital and retained earnings of SPR on NPC's books.

     This line item is presented under the rules of purchase accounting and does not represent any item of cash flow to which holders of NPC's securities may look for recovery of their investment. This item must be disregarded for determining the ability of NPC to satisfy its obligations or its ability to pay dividends (preferred or common), for calculating NPC's ratios of earnings to fixed charges and preferred dividends, and for all of NPC's financial covenants and earnings tests including those under its charter and mortgage.

NOTE 2.   SIERRA PACIFIC RESOURCES AND NEVADA POWER MERGER

     On July 28, 1999, the merger between SPR and NPC was consummated. The merger was accounted for as a reverse purchase under generally accepted accounting principles, with NPC considered the acquiring entity even though SPR is the surviving legal entity. In addition, for accounting purposes the merger was deemed to have occurred on August 1, 1999. As a result of this reverse purchase accounting treatment: (i) the historical financial statements of SPR for periods prior to the date of the merger are no longer the financial statements of SPR, and therefore, are no longer presented; (ii) the historical financial statements of SPR for periods prior to the date of the merger are those of NPC; and (iii) based on a merger date of August 1, 1999, the Consolidated Statements of Income for the twelve months ended December 31, 1999, include five months (August through

December 1999) of operating activity for SPR and its subsidiaries other than NPC. The same statements include the operating results of NPC for the entire periods presented

     Through December 31, 2001, SPR incurred a total of $60.2 million in capitalized costs since merger work began. The capitalized merger amounts consist of $38.4 million of transaction and transition costs and $21.8 million of employee separation costs.

     Employee severance, relocation, and related costs for SPR were $17.3 million, of which $.4 million remains unpaid as of December 31, 2001. Other costs incurred in connection with employee separations included pension and postretirement benefits net of plan curtailment gains of $4.5 million.

     In accordance with the terms of the merger, each outstanding share of SPR's common stock was converted into the right to receive either $37.55 in cash or
1.44 shares of newly issued SPR common stock. Each outstanding share of NPC common stock was converted to the right to receive either $26.00 in cash or 1.00 share of newly issued SPR common stock. 4,037,000 shares of SPR and 11,716,611 shares of NPC common stock were exchanged for $151.6 million and $304.6 million, respectively. The remaining shares of each company were converted to newly issued shares of SPR common stock. SPR stockholders and NPC stockholders received 38,866,054 and 39,548,506 shares, respectively, of newly issued SPR common stock, resulting in 78,414,560 outstanding shares of SPR on August 1, 1999.

     The total consideration paid to SPR common stockholders was equal to cash of $151.6 million and 38,866,054 shares of newly issued SPR common stock at a price of $24.18 per share based on the average closing price of NPC common stock between April 22, 1998 and May 6, 1998. The eleven-day average price of NPC common stock used in determining the total stock consideration represents the market price over a reasonable period of time before and after the transaction was announced on April 29, 1998. Goodwill of $331.2 million was recorded in connection with the merger. The order of the PUCN approving the merger allowed SPR to defer merger costs (including goodwill) allocable to the regulated Utilities for a three-year period. Accordingly, goodwill amortization through December 31, 2001, associated with the regulated Utilities has been reclassified to a regulatory asset.

     On October 1, 2001, and November 30, 2001, NPC and SPPC, respectively, filed applications with the PUCN for general rate increases that included, among other items, a request to recover deferred merger costs, including goodwill. The Utilities have proposed to recover merger transition and transaction costs over ten years and goodwill over forty years. Decisions on the NPC and SPPC cases are expected no later than April 1, 2002, and June 1, 2002, respectively. See Note 3 "Regulatory Actions" for additional information about these rate cases.

NOTE 3.   REGULATORY ACTIONS

Nevada Matters (NPC and SPPC)
-----------------------------

     The Utilities are subject to the jurisdiction of the PUCN and, in the case of SPPC, the California Public Utility Commission (CPUC) with respect to rates, standards of service, siting of and necessity for, generation and certain transmission facilities, accounting, issuance of securities and other matters with respect to electric distribution and transmission operations. NPC and SPPC submit integrated resource plans to the PUCN for approval.

     Under federal law, the Utilities are subject to certain jurisdictional regulation, primarily by the FERC. The FERC has jurisdiction under the Federal Power Act with respect to rates, service, interconnection, accounting, and other matters in connection with the Utilities' sale of electricity for resale and interstate transmission. The FERC also has jurisdiction over the natural gas pipeline companies from which the Utilities take service.

     As a result of regulation, many of the fundamental business decisions of the Utilities, as well as the rate of return they are permitted to earn on their utility assets, are subject to the approval of governmental agencies.

Nevada Legislation
------------------

     On April 18, 2001, the Governor of Nevada signed into law AB 369. The provisions of AB 369 include a moratorium on the sale of generation assets by electric utilities, the repeal of electric industry restructuring, and a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. Set forth below is a summary of key provisions of AB 369.

Generation Divestiture Moratorium

     AB 369 prohibits all divestiture of generation assets by electric utilities until July 2003. After January 1, 2003, NPC or SPPC may seek PUCN permission to sell one or more generation assets with the sale to be effective on or after July 1, 2003. The PUCN may approve the request to divest only if it finds the transaction to be in the public interest. The PUCN may base its approval of the request upon such terms, conditions, or modifications as it deems appropriate.

     AB 369 directs the PUCN to take all steps necessary to obtain federal approval for the prohibition on divestiture and to vacate any of its own orders that had previously approved generation divestiture transactions.

Deferred Energy Accounting

     AB 369 required the Utilities to use deferred energy accounting for their respective electric operations beginning on March 1, 2001. The intent of deferred energy accounting is to ease the effect of fluctuations in the cost of purchased power and fuel. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates, that excess is not recorded as a current expense on the income statement but rather is deferred and recorded as an asset on the balance sheet. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates and recorded as revenue or expense in future time periods, subject to PUCN review. AB 369 provides that the PUCN may not allow the recovery of any costs for purchased fuel or purchased power "that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility." In reference to deferred energy accounting, AB 369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity, and to purchase energy. The Utilities also record, and are eligible to recover, a carrying charge on such deferred balances.

     AB 369 requires that each Utility file an application to clear its deferred energy account balances after the end of each 12-month period, but allows the balances from each 12-month period to be recovered over an adjustment period of up to three years in order to reduce the volatility of rate changes. In addition, after the initial deferred energy case, each utility is allowed to file an application to clear its deferred energy account balances after the end of a six-month period if the proposed net increase or decrease in fuel and purchased power revenues for the six-month period is more than 5%. If a utility using deferred energy accounting realizes a rate of return greater than the rate authorized by the PUCN, the portion that exceeds the authorized rate of return will be transferred to the next deferred energy adjustment period.

     Before an electric utility may clear its deferred accounts, AB 369 requires the PUCN to determine whether the costs for purchased fuel and purchased power that the electric utility recorded in its deferred accounts are recoverable and whether the revenues that the electric utility collected from customers in Nevada for purchased fuel and purchased power are properly recorded and credited in its deferred accounts. AB 369 prohibits the PUCN from allowing an electric utility to recover any costs for purchased fuel and purchased power that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility. To the extent that the PUCN finds that any amount included in either Utility's deferred account was imprudently incurred, the PUCN will not permit that amount to be recovered through higher rates, and an equivalent amount of the Utility's deferred energy costs asset will be required to be written off. Such a write-off could cause a substantial loss to be incurred by the Utility, could cause its securities to be downgraded by the rating agencies, and could make it significantly more difficult to finance the operations of the Utility and to buy fuel and purchased power from third parties.

     In addition, as discussed under "Required Filings" below, the PUCN must determine whether the rates that went into effect on March 1, 2001, pursuant to the CEP as filed by the Utilities with the PUCN on January 29, 2001, are just and reasonable and reflect prudent business practices.

Transition of Rates to Deferred Energy Accounting

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

     The Utilities are not permitted to recover any shortfall incurred before March 1, 2001, resulting from the difference between actual fuel and purchased power costs and the rates permitted by the Global Settlement. Although the F&PP riders were in effect during this period, the riders were based on trailing 12-month average costs and were subject to caps and, therefore, did not allow the Utilities full recovery for fuel and purchased power costs due to the rapid rise in energy prices.

     AB 369 prohibits the PUCN from taking any further action on the CEP, and provides that, except for the CEP Rider rate increases put in effect on April 1, 2001, the CEP will be deemed to have been withdrawn by the Utilities. Additionally, approximately $20 million of revenue collected by the Utilities based on the CEP before April 1, 2001 was credited to the deferred energy accounts, which caused the accounts to start in an over-collected position.

Required Filings

     The Utilities have both filed a general rate application and a deferred energy application on the dates listed below:


                                        General Rate Case              Deferred Energy Filing
                                        -----------------              ----------------------
                                  File Date      Effective Date     File Date      Effective Date
Nevada Power Company             Oct. 1, 2001     April 1, 2002    Dec. 1, 2001     April 1, 2002
Sierra Pacific Power Company     Dec. 1, 2001     June 1, 2002     Feb. 1, 2002     June 1, 2002

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

Restrictions on Mergers and Acquisitions

     AB 369 imposes certain restrictions on mergers and acquisitions involving Nevada electric utilities. In particular, the PUCN may not approve a merger or acquisition involving an electric utility unless the utility complies with the generation divestiture provisions of AB 369.

     In addition, AB 369 includes provisions that would have significantly affected the required regulatory approvals for the proposed acquisition of PGE from Enron. On April 26, 2001, Enron and SPR terminated, by mutual agreement, the proposed purchase and sale of PGE.

     AB 369 also provides that if an electric utility holding company acquires an interest in an out-of-state public utility prior to July 1, 2003, each electric utility in which the holding company holds a controlling interest shall not be entitled to the benefit of deferred energy accounting. Thus, in the event that SPR acquires an out-of-state public utility, NPC and SPPC would lose the ability to utilize deferred energy accounting.

Repeal of Electric Industry Restructuring

     AB 369 repeals all statutes authorizing retail competition in Nevada's electric utility industry and voids any license issued to an alternative seller in connection with retail electric competition.

Other Legislation

     SB 372, which increased renewable energy portfolio requirements, was enacted in the 2001 Nevada legislative session. Renewable resources include biomass, wind, solar, and geothermal projects. In 2003, the Utilities will be required to purchase five percent of their energy from renewable resources. These requirements increase to 15% by 2013. Prior law capped renewable energy requirements at one percent. Currently, SPPC obtains approximately nine percent of its energy from renewable resources, while NPC obtains less than one percent from renewables. SB 372 requires the PUCN to establish standards for renewable energy contracts, including prices and other terms and conditions. If sufficient renewable energy contracts that meet PUCN standards are not available, the Utilities will not be required to meet the portfolio requirements. All renewable energy contracts meeting PUCN standards will be recoverable in the deferred energy accounts.

     The 2001 Nevada legislature passed another key piece of legislation for the Nevada energy industry, AB 661. AB 661 allows commercial and governmental customers with an average demand greater than 1 MW to select new energy suppliers. The Utilities would continue to provide transmission, distribution, metering and billing services to such customers. AB 661 requires customers wishing to choose a new supplier to receive the approval of the PUCN and meet public interest standards. In particular, departing customers must secure new energy resources that are not under contract to the Utilities, remaining customers or the utility cannot be negatively impacted by the departure, and the departing customers must pay any deferred energy balances. The PUCN has adopted regulations prescribing the criteria that will be used to determine if there will be negative impacts to remaining customers or the utility. Certain limits are placed upon the departure of NPC customers until 2003; most significantly, the amount of load departing is limited to approximately 1100 MW in peak conditions. AB 661 permits customers to file applications with the PUCN beginning in the fourth quarter of 2001. Customers must provide 180-day notice to the Utilities and could begin to receive service from new suppliers by mid-2002. On January 10, 2002, an approximately 130 MW SPPC customer submitted an application to the PUCN under AB 661. The customer, SPPC, and PUCN staff are negotiating a stipulation regarding settlement of the terms and conditions under which this customer will be permitted to procure energy from an alternative source other than SPPC. The terms and conditions of the stipulation are expected to comply with the provisions of AB 661 in that SPPC and its remaining customers will not be negatively impacted by the customer's departure. A hearing on the stipulation has been set for March 20, 2002.

     AB 661 also contains new electric and gas energy surcharges for low-income assistance and weatherization programs. These surcharges are recoverable directly from customers as separate line items on their bills with the Utilities remitting collected surcharges to the PUCN. Various state agencies will administer the disposition of the funds.

Nevada Power Company General Rate Case (NPC)

     On October 1, 2001, NPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by AB 369, which was enacted by the Nevada legislature in April 2001. On December 21, 2001, NPC filed a Certification to its general rate filing updating costs and revenues pursuant to Nevada regulations. In the certification filing, NPC requested an increase in its general rates charged to all classes of electric customers designed to produce an increase in annual electric revenues of $22.7 million, which is an overall 1.7% rate increase. The application also seeks a return on common equity ("ROE") for Nevada Power's total electric operations of 12.25% (a reduction from NPC's last-authorized ROE for bundled electric operations of 12.50%) and an overall rate of return ("ROR") of 9.30% (a reduction from NPC's last-authorized ROR for bundled electric operations of 10.02%). Public hearings on NPC's general rate case began on February 4, 2002. Various parties have intervened in NPC's general rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, MGM/Mirage, and the Nevada Coalition Of Commercial Energy Consumers. The reduction of NPC's revenue requirements proposed by the intervenors ranges from $50 million to $107 million.

Nevada Power Company Deferred Energy Case (NPC)

     On November 30, 2001, NPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 through September 30, 2001. This application was mandated by AB 369, which was enacted by the Nevada Legislature in April 2001. The application seeks to establish a Deferred Energy Accounting Adjustment ("DEAA") rate to clear accumulated purchased fuel and power costs of $922 million and spread the cost recovery over a not more than three-year period. It also seeks to recalculate the Base Tariff Energy Rate to reflect anticipated ongoing purchased fuel and power costs. The total rate increase resulting from the DEAA would amount to 21%. NPC has proposed an alternate plan in which full recovery of the deferred balance would be amortized over a period greater than three years, but not to exceed six years. Public hearings began March 4, 2002. Various parties have intervened in NPC's deferred energy rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, MGM/Mirage, the Southern Nevada Water Authority, the Nevada Energy Buyers Group, and the Nevada Coalition Of Commercial Energy Consumers. The disallowance of NPC's deferred energy balance that is proposed by the intervenors ranges from $85 million to $980 million.

Sierra Pacific Power Company General Rate Case (SPPC)

     On November 30, 2001, SPPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by AB 369, which was enacted by the Nevada Legislature in April 2001. On February 28, 2002, SPPC filed a certification to its general rate filing, updating costs and revenues pursuant to Nevada regulations. In the certification filing, SPPC requested an increase in its general rates charged to all classes of electric customers, which were designed to produce an increase in annual electric revenues of $15.9 million representing an overall 2.4% rate increase. The application also seeks an ROE for SPPC's total electric operations of 12.25% (an increase from SPPC's last authorized ROE for bundled electric operations of 12.0%) and an overall ROR of 9.42% (a reduction from SPPC's last authorized ROR for bundled electric operations of 10%). Public hearings for SPPC's general rate case are scheduled to begin on April 8, 2002. Various parties have intervened in SPPC's general rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick Goldstrike Mines, among others. Intervenor testimony will not be filed until March 22, 2002.

Sierra Pacific Power Company Deferred Energy Case (SPPC)

     On February 1, 2002, SPPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001. This application was mandated by AB 369. The application seeks to establish a DEAA rate to clear accumulated purchased fuel and power costs of $205 million and spread the cost recovery over a not more than three-year period. It also seeks to recalculate the Base Tariff Energy Rate to reflect anticipated ongoing purchased fuel and power costs. The total rate increase resulting from the DEAA would amount to 9.8%. SPPC has proposed an alternate plan in which full recovery of the deferred balance would be amortized over a period greater than three years, but not to exceed six years. Public hearings are scheduled to begin in April 2002. Various parties have intervened in SPPC's deferred energy rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick Goldstrike Mines, among others. Intervenor testimony will not be filed until April 22, 2002.

Finance Authority (NPC, SPPC)

     On September 20, 2001, the PUCN approved the June 19, 2001 applications by the Utilities for authority to issue long or short-term debt on either a secured or unsecured basis in an aggregate amount not to exceed $200 million for NPC and $100 million for SPPC through the end of 2002. NPC has issued all of its $200 million of authorized debt. SPPC has not issued any debt under this authority and has the full amount of the $100 million of authorized debt available for future issuances. On September 20, 2001, the PUCN also approved the Utilities' June 19, 2001 applications to amend an order issued by the PUCN allowing each of the Utilities to issue unsecured short-term promissory notes in an amount not to exceed $250 million through the period ending December 31, 2001. In the applications, the Utilities requested that the PUCN amend its previous order to provide the Utilities with the flexibility to issue secured promissory notes in addition to, or in lieu of, the authorized unsecured promissory notes.

     On October 1, 2001, NPC and SPPC each filed an application with the PUCN requesting authority to issue secured or unsecured promissory notes in aggregate amounts not to exceed $250 million through December 31, 2004. On October 9, 2001, the Utilities filed amended applications reducing the time period to December 31, 2003. On November 29, 2001, the PUCN issued a compliance order approving the requests. Currently, NPC has $50 million and SPPC has $100 million of short-term debt authority remaining from these PUCN authorizations.

Natural Gas Rate Increase (SPPC)

     On June 29, 2001, SPPC filed with the PUCN a Purchase Gas Adjustment (PGA) seeking recovery of $41.4 million in accumulated, unrecovered purchased gas expenses, and an increase in the going-forward rate to $.71 per therm. Public hearings were held on October 22 and 23, 2001. On November 5, 2001, the PUCN granted SPPC's application and approved recovery of the entire $41.4 million accumulated deferred balance over a three-year period and an increase in the going-forward rate to $.6648 per therm. Any over or under-recovery of future energy costs will be the subject of a future PGA application. SPPC will file its next PGA on July 1, 2002.

FERC Matters (NPC and SPPC)
---------------------------

Price Mitigation Plan

     On June 19, 2001, the FERC adopted a price mitigation plan applicable to spot market wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. The price mitigation plan establishes a mechanism with which to determine the maximum amount that may be charged for power sold during this period. The intent of the mitigation plan is to simulate the price that might be charged for electricity sold under competitive market conditions. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the WSCC for the duration of the mitigation plan. Although the Utilities are not able to predict at this time the long-term effect that the FERC price mitigation and other market developments plan may have on their results of operations, management believes that, under certain market conditions, the FERC plan adversely affects the availability of spot market power to the Utilities and reduces the price at which the Utilities can sell power on the wholesale market. Another potential result from these price mitigation measures could be the delay and/or cancellation of proposed power plants throughout the western United States. If these results occur, the long-term supply of energy could be reduced. Numerous parties, including NPC and several northwest utilities, appealed the June 19 and July 25, 2001 orders from the FERC to the District of Columbia Court of Appeals on the basis that the price caps are unfair to electric customers who reside outside of California. In a report to Congress on January 31, 2002, the FERC said the price mitigation plan had little if any influence on prices at which Western utilities were able to resell power. SPR is not persuaded by the FERC's report and continues to believe that the FERC's price caps have negatively impacted electric customers outside California. The parties to the appeal await action by the Court.

Wholesale Sales Tariffs

     On March 13, 2001, the Utilities each filed an application for an order approving market-based rates. The market-based authority would apply to sales of electric energy and capacity outside of the Utilities' control areas. On May 11, 2001, SPPC and NPC received approval for market-based rates subject to a compliance order. SPPC's and NPC's compliance filing was accepted on August 10, 2001.

California Matters (SPPC)
-------------------------

Rate Stabilization Plan

     SPPC serves approximately 44,500 customers in California. On June 29, 2001, SPPC filed with the CPUC a Rate Stabilization Plan, which includes two phases. Phase One, which was also filed June 29, 2001, is an emergency electric rate increase of $10.2 million annually or 26%. If granted, the typical residential monthly electric bill for a customer using 650 kilowatt-hours would increase from approximately $47.12 to $60.12. On August 14, 2001, a pre-hearing conference was held, and a procedural order was established. On September 27,2001, the Administrative Law Judge issued an order stating that no interim or emergency relief could be granted until the end of the "rate freeze" period mandated by the California restructuring law for recovery of stranded costs. In accordance with the judge's request, on October 26, 2001, SPPC filed an amendment to its application declaring the rate freeze period to be over.

     Phase Two, which is scheduled to be filed with the CPUC in April 2002, will be a general rate case to recover costs for expenses other than fuel and purchased power. SPPC will also ask the CPUC to reinstate the Energy Cost Adjustment Clause, which would allow SPPC to file for periodic rate adjustments to reflect its actual costs for fuel and purchased power. Phase Two will also include a proposal pertaining to the termination of the 10% rate reduction mandated by AB 1890. On December 5 and 11, 2001 hearings on Phase One were held and on January 11, 2002, opening briefs were filed. Reply briefs were filed on January 25, 2002. A proposed draft decision is expected by the end of March 2002. SPPC will file Phase Two on April 1, 2002.

NOTE 4.   EARNINGS PER SHARE

     The following table outlines the calculation for Diluted EPS. The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, the employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method. Also see Note 7, Common Stock and Other Paid-in Capital.

                                                                                Year ended December 31,
                                                                      --------------------------------------------
                                                                          2001            2000            1999
                                                                      ------------    ------------    ------------
     Basic EPS
       Numerator ($000)
          Income (loss) from continuing operations                    $     29,866    $    (49,414)   $     48,210
          Income from discontinued operations                                1,022           9,634           3,540
          Gain on disposal of water business                                25,845              --              --
                                                                      ------------    ------------    ------------
          Net income (loss)                                           $     56,733    $    (39,780)   $     51,750
                                                                      ============    ============    ============

       Denominator
          Weighted average number of shares outstanding                 87,542,441      78,435,405      62,577,385
                                                                      ============    ============    ============

       Per-Share Amounts:
          Income (loss) from continuing operations                    $       0.34    $      (0.63)   $       0.77
          Income from discontinued operations                                 0.01            0.12            0.06
          Gain on disposal of water business                                  0.30              --              --
                                                                      ------------    ------------    ------------
          Net income (loss)                                           $       0.65    $      (0.51)   $       0.83
                                                                      ============    ============    ============
     Diluted EPS
       Numerator ($000)

          Income (loss) from continuing operations                    $     29,866    $    (49,414)   $     48,210
          Income from discontinued operations                                1,022           9,634           3,540
          Gain on disposal of water business                                25,845              --              --
                                                                      ------------    ------------    ------------
          Net income (loss)                                           $     56,733    $    (39,780)   $     51,750
                                                                      ============    ============    ============

       Denominator
          Weighted average number of shares outstanding
             before dilution                                            87,542,441      78,435,405      62,577,385
          Stock options/1/                                                  14,021           5,645          20,447
          Executive long term incentive plan- performance shares/1/         43,693          35,393          26,118
          Non-Employee Director stock plan/1/                                9,355           5,885           5,736
          Employee stock purchase plan/1/                                    2,862           2,807           1,790
                                                                      ------------    ------------    ------------
                                                                        87,612,372      78,485,135      62,631,476
                                                                      ------------    ------------    ------------
       Per-Share Amounts/1/:
          Income (loss) from continuing operations                    $       0.34    $      (0.63)   $       0.77
          Income from discontinued operations                                 0.01            0.12            0.06
          Gain on disposal of water business                                  0.30              --              --
                                                                      ------------    ------------    ------------
          Net income (loss)                                           $       0.65    $      (0.51)   $       0.83
                                                                      ============    ============    ============

     /1/ Because of a net loss for the year ended December 31, 2000, stock equivalents would be anti-dilutive. Accordingly, Diluted EPS for that period is computed using the weighted average number of shares outstanding before dilution.

NOTE 5.   INVESTMENTS IN SUBSIDIARIES AND OTHER PROPERTY

     Investments in subsidiaries and other property consisted of (dollars in thousands):

     Sierra Pacific Resources
     ------------------------

                                                 December 31,
                                               2001       2000
                                             --------   --------
        Investment in Pinon Pine, LLC        $ 55,319   $ 58,049
        Investment in TGTC                     18,799     17,164
        Investment in Sierra Touch America      9,917      2,675
        Cash Value-Life Insurance              12,580     13,393
        Acquisition Costs                         220     12,451
        Other Investments                      32,057     31,330
                                             --------   --------
                                             $128,892   $135,062
                                             ========   ========

     Nevada Power
     ------------

                                                 December 31,
                                               2001       2000
                                             --------   --------
          Cash Value-Life Insurance          $ 12,580   $ 13,393
          Other                                   141         25
                                             --------   --------
                                             $ 12,721   $ 13,418
                                             ========   ========

     Sierra Pacific Power
     --------------------
                                                 December 31,
                                               2001       2000
                                             --------   --------
          Investment in Pinon Pine, LLC      $ 55,319   $ 58,049
          Other                                 1,866      1,998
                                             --------   --------
                                             $ 57,185   $ 60,047
                                             ========   ========

     SPPC, through its wholly owned subsidiaries, Pinon Pine Corp., Pinon Pine Investment Co., and GPSF-B, owns Pinon Pine Company, L.L.C. (the "LLC"). The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier available under ss. 29 of the Internal Revenue Code. The entire project, which includes an LLC-owned gasifier and an SPPC-owned power island and post-gasification facility to partially cool and clean the syngas, is referred to collectively as the Pinon Pine Power Project ("Pinon Pine"). Construction of Pinon Pine was completed in June 1998.

     Pinon Pine is a project co-funded by the Department of Energy (DOE) under an agreement between SPPC and DOE that expired December 31, 2000. Through December 31, 2001, the DOE funded $167 million for construction, operation, and maintenance of the project. Included in the Consolidated Balance Sheets of SPR and SPPC is the net book value of the gasifier and related assets, which is approximately $105 million as of December 31, 2001, of which $50 million is included in Utility Plant, and $55 million is included in Investments in subsidiaries and other property.

         To date, SPPC has not been successful in obtaining sustained operation of the gasifier. SPPC has retained an independent engineering consulting firm, to complete a comprehensive study of the Pinon Pine gasification plant by mid-2002. The study will evaluate the potential modifications required to make the facility operational and reliable using several technology scenarios. The evaluation of each scenario will include an estimate of the additional capital expenditures necessary for reliable operation of the facility, and the risks associated with that technology.

         Although not anticipated, if analysis of the study by SPPC's management indicates there is no economically feasible use of the Pinon Pine assets, SPPC intends to pursue recovery of Pinon Pine, net of salvage, as a regulatory asset. The request for recovery would be based, in part, on the PUCN's approval of Pinon Pine in an earlier resource plan. In that event, if SPPC is unsuccessful in obtaining recovery, there could be a material adverse effect on SPPC's and SPR's financial condition and results of operations.

NOTE 6.  JOINTLY OWNED FACILITIES

         At December 31, 2001, SPR (through its utility subsidiaries NPC and
SPPC) owned the following undivided interests in jointly owned electric utility facilities:

                               % Owned                                                      Construction
                                    by                         Accumulated   Net Plant in        Work in
  Generating Facility       Subsidiary    Plant in Service    Depreciation        Service       Progress    Subsidiary
----------------------------------------------------------------------------------------------------------------------
     Navajo Station               11.3            $225,748        $ 97,933       $127,815        $ 3,804           NPC
     Mohave Facility              14.0              84,570          37,133         47,437          1,655           NPC
     Reid Gardner No. 4           32.2             126,107          54,580         71,527            278           NPC
     Valmy Station                50.0             281,768         126,370        155,398             21          SPPC
                                                  --------        --------       --------        -------
   TOTAL                                          $718,193        $316,016       $402,177        $ 5,758
                                                  ========        ========       ========        =======

         The above amounts for Navajo and Mohave include NPC's share of transmission systems and general plant equipment and, in the case of Navajo, NPC's share of the jointly owned railroad which delivers coal to the plant. Each participant provides its own financing for all of these jointly owned facilities. NPC's share of operating expenses for these facilities is included in the corresponding operating expenses in the Consolidated Statements of Income.

         The Mohave Generating Station is jointly owned by Southern California Edison (56%), Los Angeles Department of Water and Power (20%), NPC (14%) and Salt River Project (10%). According to the terms of the operating agreement, if any of the participants default on their contractual obligations for a period of six (6) months, thereafter the output of the station is reduced by the defaulting participant's percentage of ownership. The non-defaulting participants would then assume the station's reduced variable costs and ongoing fixed operating costs in accordance with their respective ownership percentages. The non-defaulting participants would submit the dispute or default to a board of arbitrators, which would determine what remedies are necessary to resolve the dispute or remedy the default. At December 31, 2001, none of the participants had defaulted on their contractual obligations.

         SPPC and Idaho Power Company each own an undivided 50% interest in the Valmy generating station, with each company being responsible for financing its share of capital and operating costs. SPPC is the operator of the plant for both parties. SPPC's share of direct operation and maintenance expenses for Valmy is included in the accompanying Consolidated Statements of Income.

NOTE 7.  COMMON STOCK AND OTHER PAID-IN CAPITAL

         As of December 31, 2001, 3,508,039 shares of common stock were reserved for issuance under the Common Stock Investment Plan (CSIP), Employees' Stock Purchase Plan (ESPP), Non-Employee Director Stock Plan and Executive Long-Term Incentive Plan (ELTIP). The ELTIP for key management employees allows for the issuance of SPR's common shares to key employees through December 31, 2003. This Plan permits the following types of grants, separately or in combination: nonqualified and qualified stock options; stock appreciation rights; restricted stock; performance units; performance shares and bonus stock. SPR also provides an ESPP to all of its employees meeting minimum service requirements. Employees can choose twice each year to have up to 15% of their base earnings withheld to purchase SPR common stock. The purchase price of the stock is 90% of the market value on the offering date or 100% of the market price on the execution date, if less. The Non-employee Director Stock Plan provides that a portion of SPR's outside directors' annual retainer be paid in SPR common stock. SPR records the costs of these plans in accordance with Accounting Principles Board Opinion Number 25.

         As a part of the August 1, 1999, merger, the NPC ELTIP was terminated and existing SPR plans were adopted by the surviving company.

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

         On August 15, 2001, SPR completed a public offering of 23,575,000 shares of its common stock, yielding net proceeds of approximately $340 million, all of which were contributed to NPC as an additional equity investment.

         On November 16 and 21, 2001, SPR completed a public offering of 6,900,000 of its Corporate PIES, yielding net proceeds of approximately $345 million. Each Corporate PIES unit consists of a forward stock purchase contract and a senior unsecured note issued by SPR with a face amount of $50. The senior notes are pledged as collateral to secure each holder's obligation to purchase shares of SPR common stock under the stock purchase contract. The senior note may be released from the pledge arrangement if a holder opts to create Treasury PIES by delivering a like principal amount of U.S. Treasury securities to the Securities Intermediary in substitution for the senior notes.

         Each stock purchase contract obligates the holder to purchase SPR common stock on or before November 15, 2005, the Purchase Contract Settlement Date. The number of shares each investor is entitled to receive will depend on the average closing price of SPR common stock over a 20-day trading period prior to the settlement. Prior to the Purchase Contract Settlement Date, holders of Corporate PIES have the option to pay $50 per Corporate PIES to settle their purchase contract obligations. If the holders do not elect to make a cash payment, the proceeds from the remarketing of the senior notes will be used to satisfy their purchase contract obligations.

         The purchase contracts are forward transactions in SPR common stock. Upon issuance, a liability for the present value of the purchase contract adjustment payments, approximately $13.7 million, was recorded in Other deferred credits, with a corresponding reduction to Other paid-in capital. See further discussion regarding these senior notes and the purchase contract adjustment payments at Note 9 - Long-Term Debt. Upon settlement of a purchase contract, SPR will receive the stated amount of $50 on the purchase contract and will issue the required number of shares of common stock. The stated amount received will be credited to stockholders' equity and allocated between the Common stock and Other paid-in capital accounts.

         Prior to the issuance of common stock upon settlement of the purchase contracts, SPR expects that the PIES will be reflected in SPR `s earnings per share calculations using the treasury stock method. Under this method, the number of shares of common stock used in calculating earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock issuable upon settlement of the purchase contracts over the number of shares that could be purchased by SPR in the market at the average closing price during the relevant period using the proceeds receivable upon settlement. As a result, SPR expects there will be no dilutive effect on its earnings per share except during periods when the average closing price per share of common stock is above the threshold appreciation price.

         The changes in common stock and additional paid-in capital for 2001, 2000, and 1999, are as follows (dollars in thousands):

                                    Shares Issued                                Amount
                         ------------------------------------     ------------------------------------

                            2001        2000          1999           2001        2000           1999
                         ----------    ------     ----------      ---------    ----------   ----------
     Public Offering     23,575,000         -              -      $340,364     $      -     $       -
     Merger Exchange              -         -     78,414,560             -            -        66,540
     CSIP/DRP                     -     5,389              -             -          237             -
     ESPP and other          60,319    55,268              -           830        1,055             -
                         ----------    ------     ----------      ---------    ----------   ----------
                         23,635,319    60,657     78,414,560      $341,194     $  1,292     $  66,540
                         ==========    ======     ==========      =========    ==========   ==========

NOTE 8.  PREFERRED STOCK AND PREFERRED TRUST SECURITIES

         SPPC's preferred stock is superior to SPPC's common stock with respect to dividend payments (which are cumulative) and liquidation rights.

         The following table indicates the dollar amount and number of shares of SPPC preferred stock outstanding at December 31 of each year:

                                                        Amount               Shares Outstanding
                                              ------------------------   --------------------------
     (Dollars in thousands)                      2001           2000         2001            2000
                                              ------------------------   --------------------------
     Preferred Stock
     Not subject to mandatory redemption:

     SPPC Class A Series I                        50,000        50,000   2,000,000        2,000,000
                                              ------------------------   --------------------------
             Total Preferred Stock            $   50,000     $  50,000   2,000,000        2,000,000
                                              ========================   ==========================

     The following table indicates the principal amount and number of shares of NPC and SPPC preferred trust securities outstanding at December 31 of each year:

                                                        Amount               Shares Outstanding
                                              ------------------------   --------------------------
     (Dollars in thousands)                      2001           2000         2001            2000
                                              ------------------------   --------------------------
     Preferred Trust Securities
     Subject to mandatory redemption:

     Preferred Securities of Nevada Power Co
       Capital I                              $  118,872     $ 118,872     147,058          147,058
     Preferred Securities of Nevada Power Co
       Capital III                                70,000        70,000      86,598           86,598
                                              ------------------------   --------------------------
              Subtotal                           188,872       188,872     233,656          233,656


Preferred Securities of Sierra Pacific
  Power Company Capital I                              -        48,500           -        1,940,000
                                              ------------------------   --------------------------
        Total Preferred Trust Securities      $  188,872     $ 237,372     233,656        2,173,656
                                              ========================   ==========================

     SPR has issued neither preferred stock nor preferred trust securities.

Nevada Power Company
--------------------

Preferred Trust Securities

     On April 2, 1997, NVP Capital I (Trust), a wholly owned subsidiary of NPC, issued 4,754,860 8.2% QUIPS at $25 per security. NPC owns all of the Series A common securities, 147,058 shares issued by the Trust for $3.7 million. The QUIPS and the common securities represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the state of Delaware. The existence of the Trust is for the sole purpose of issuing the QUIPS and the common securities and using the proceeds thereof to purchase from NPC its 8.2% Junior Subordinated Deferrable Interest Debentures (QUIDS) due March 31, 2037, extendible to March 31, 2046, under certain conditions, in a principal amount of $122.6 million. The sole asset of the Trust is the QUIDS. Holders of the Series A QUIPS are entitled to receive preferential cumulative cash distributions accruing from the date of original issuance and payable quarterly on the last day of March, June, September and December of each year. The Series A QUIPS are subject to mandatory redemption, in whole or in part, upon repayment of the Series A QUIDS at maturity or their earlier redemption in an amount equal to the amount of related Series A QUIDS maturing or being redeemed. The QUIPS are redeemable at $25 per preferred security plus accumulated and unpaid distributions thereon to the date of redemption. NPC's obligations provide a full and unconditional guarantee of the Trust's obligations under the QUIPS. Financial statements of the Trust are consolidated with NPC's. Separate financial statements are not filed because the Trust is wholly owned by NPC and essentially has no independent operations, and NPC's guarantee of the Trust's obligations is full and unconditional. The $118.9 million in net proceeds was used for general corporate utility purposes and the repayment of short-term debt.

         In October 1998, NVP Capital III (Trust), a wholly-owned subsidiary of Nevada Power Company, issued 2,800,000, 7 3/4% Cumulative Quarterly Trust Issued Preferred Securities at $25 per security. NPC owns the entire common securities, 86,598 shares issued by the Trust for $2.2 million. The Trust Issued Preferred Securities and the common securities represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the state of Delaware. The existence of the Trust is for the sole purpose of issuing the Trust Issued Preferred Securities and the common securities and using the proceeds thereof to purchase from NPC its 7 3/4% Junior Subordinated Deferrable Interest Debentures due September 30, 2038, extendible to September 30, 2047, under certain conditions, in a principal amount of $72.2 million. The sole asset of the Trust is the deferrable interest debentures. Holders of the Trust Issued Preferred Securities are entitled to receive preferential cumulative cash distributions accruing from the date of original issuance and payable quarterly on the last day of March, June, September and December of each year. The Trust Issued Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the deferrable interest debentures at maturity or their earlier redemption in an amount equal to the amount of related deferrable interest debentures maturing or being redeemed. The Trust Issued Preferred Securities are redeemable at $25 per preferred security plus accumulated and unpaid distributions thereon to the date of redemption. NPC's obligations provide a full and unconditional guarantee of the Trust's obligations under the Trust Issued Preferred Securities. Financial statements of the Trust are consolidated with NPC's. Separate financial statements are not filed because the Trust is wholly owned by NPC and essentially has no independent operations, and NPC's guarantee of the Trust's obligations is full and unconditional. The $70 million in net proceeds was used for general corporate utility purposes including the repayment of short-term debt.

Preferred Stock

         On July 23, 1999, NPC redeemed the 4.7%, 5.2% and 5.4% Series Redeemable Cumulative Preferred Stock. The total par value and premium was $3.5 million and was paid in accordance with the merger agreement with Sierra Pacific Resources.

Sierra Pacific Power Company
----------------------------

Preferred Trust Securities

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

         On November 29, 2001 SPPC redeemed all of the outstanding 8.60% Trust Originated Preferred Securities of its wholly owned subsidiary, Sierra Pacific Power Capital Trust 1, at a price of $25.00 per preferred security. Financial statements of the Trust are consolidated with SPPC's. Separate financial statements are not filed because the Trust is wholly owned by SPPC and essentially has no independent operation, and SPPC's guarantee of the Trust's obligations is full and unconditional.

Preferred Stock

         SPPC's Restated Articles of Incorporation, as amended on August 19, 1992, authorize an aggregate total of 11,780,500 shares of preferred stock at any given time.

         On November 1, 1999, SPPC paid $23.5 million, par value and premium, to redeem Series A, $2.44 Dividend (4.88%), Series B, $2.36 Dividend (4.72%) and Series C, $3.90 Dividend (7.8%).

         On February 15, 2001, SPPC received consents from the holders of a majority of its preferred stock to increase the amount of unsecured indebtedness that SPPC may issue. Under SPPC's Restated Articles of Incorporation, SPPC cannot, without the consent of a majority of the total number of votes which may be cast by the holders of SPPC's preferred stock, issue unsecured debt securities with maturities of greater than 12 months for any purpose (other than refunding outstanding unsecured debt or retiring outstanding shares of preferred stock) if such unsecured indebtedness would exceed 20% of the aggregate of (1) the total principal amount of all bonds and other securities representing secured indebtedness then outstanding and (2) the total capital and surplus of SPPC then stated on its books. As of September 30, 2000, prior to the consent solicitation, SPPC could issue approximately $14 million in additional unsecured debt under this limitation. Pursuant to the consent solicitation, SPPC received the consent of the holders of a majority of its preferred stock to issue up to $400 million in long-term unsecured indebtedness in excess of the present limitation. As of December 31, 2001, SPPC would have been able to issue approximately $634 million of additional unsecured indebtedness. Upon receipt of the required number of consents, SPPC paid a participation premium in the amount of $.50 per share consented to each holder of shares of preferred stock whose valid, unrevoked consent was received prior to the specified return date. The aggregate amount of the participation premium paid was $.9 million. The only series of preferred stock of SPPC currently outstanding is its Class A, Series 1 Preferred Stock, of which 2 million shares are outstanding.

NOTE 9.  LONG-TERM DEBT

         Substantially all utility plant is subject to the liens of NPC's and SPPC's indentures under which their first mortgage bonds and General and Refunding Mortgage bonds are issued.

Nevada Power Company

         On April 20, 2000, NPC utilized a $100 million capital contribution from SPR to retire $85 million of NPC's First Mortgage Bonds that matured on May 1, 2000, and to reduce outstanding commercial paper balances under NPC's commercial paper program that was established in July 1999.

         On June 22, 2000, Clark County, Nevada issued for NPC's benefit $100 million Industrial Development Refunding Revenue Bonds, Series 2000A, due June 1, 2020. The interest rate is currently being determined by a Dutch Auction based on an auction period of seven days. The Series A bonds were issued to refund $100 million of Clark County's 7.80% Industrial Development Revenue Bonds Series 1990 on June 30, 2000.

         On July 28, 2000, Clark County, Nevada issued for NPC's benefit $15 million Pollution Control Refunding Revenue Bonds, Series 2000B, due October 1, 2009. The interest rate is currently being determined by a Dutch Auction based on an auction period of seven days. The Series B bonds were issued to refund a like principal amount of Clark County's 7.80% Pollution Control Revenue Bonds Series 1989 on October 2, 2000.

         The method of determining the interest rate on the Series A and Series B Bonds may be converted from time to time in accordance with the related Indenture so that such bonds would, thereafter, bear interest at a daily, weekly, flexible, term or auction rate. Both Series A and Series B Bonds are insured by AMBAC Assurance Corporation ("AMBAC"). On August 3, 2001, NPC issued $115 million of its Series BB and Series

CC First Mortgage Bonds to AMBAC to secure NPC's reimbursement obligations under the Series 2000A and 2000B Clark County Bonds insurance agreements.

         On May 24, 2001, NPC issued $350 million of its 8.25% General and Refunding Mortgage Bonds, Series A, due June 1, 2011. The bonds were issued with registration rights under and secured by a General and Refunding Mortgage Indenture dated as of May 1, 2001 that is subject to the prior lien of NPC's Indenture of Mortgage dated as of October 1, 1953. The proceeds of the issuance were used to refinance or discharge outstanding indebtedness including commercial paper, short-term debt, and current maturities of long-term debt. On January 29, 2002, NPC successfully completed the exchange of these bonds for identical bonds, registered under the Securities Act of 1933.

         On June 12, 2001, $150 million of NPC's floating rate notes matured and were paid in full. The floating rate notes were issued on June 9, 2000, and the net proceeds of the $150 million issue were used to redeem $100 million of floating rate notes on July 14, 2000, and to reduce NPC's commercial paper outstanding under its commercial paper program.

         On August 20, 2001, $100 million of NPC's floating rate notes matured and were paid in full. The floating rate notes were issued August 18, 2000, and the net proceeds of the $100 million issue were used to reduce NPC's commercial paper outstanding under its commercial paper program.

         On September 20, 2001 and October 15, 2001, NPC issued an aggregate total of $210 million of 6% unsecured notes due September 15, 2003. Interest on the notes is payable on March 15 and September 15 of each year. These notes are not entitled to any sinking fund and are non-callable. The proceeds of the issuance were used to refinance or discharge outstanding indebtedness including commercial paper, short-term debt, and current maturities of long-term debt.

         On October 18, 2001, NPC issued $140 million of its General and Refunding Mortgage Notes, Floating Rate, Series B, due October 15, 2003. The proceeds of the issuance were used to refinance or discharge outstanding indebtedness including commercial paper, short-term debt, and current maturities of long-term debt.

Sierra Pacific Power Company

         On April 27, 2001, Washoe County, Nevada issued for SPPC's benefit $80 million of Water Facilities Refunding Revenue Bonds, Series 2001, due March 1, 2036. The bonds bear interest at a term rate of 5.75% per annum from their date of issuance to April 30, 2003. Beginning May 1, 2003, the method of determining the interest rate on the bonds may be converted from time to time in accordance with the related Indenture so that such bonds would, thereafter, bear interest at a daily, weekly, flexible, term or auction rate. The bonds were issued to refund $80 million of Washoe County variable rate Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 on April 30, 2001. SPPC's obligations in respect of the Series 1990 bonds had been supported by a letter of credit that was terminated in connection with the redemption of those bonds. On June 11, 2001, SPPC completed the sale of its water business assets including the Project financed by the sale of the bonds. Although SPPC no longer owns the Project, SPPC will continue to bear the obligations and payments for the bonds under the terms of the Financing Agreement dated as of March 1, 2001, between SPPC and Washoe County, Nevada.

         On May 24, 2001, SPPC issued $320 million of its 8.00% General and Refunding Mortgage Bonds, Series A, due June 1, 2008. The bonds were issued with registration rights under and secured by a General and Refunding Mortgage Indenture dated as of May 1, 2001 that is subject to the prior lien of SPPC's Indenture of Mortgage dated as of December 1, 1940. The proceeds of the issuance were used to refinance or discharge outstanding indebtedness including commercial paper, short-term debt, and current maturities of long-term debt. On January 29, 2002, SPPC successfully completed the exchange of these bonds for identical bonds, registered under the Securities Act of 1933.

         On June 12, 2001, $200 million of SPPC's floating rate notes matured and were paid in full. The floating rate notes were issued on June 9, 2000, and the net proceeds of the $200 million issue were used to redeem $100 million of floating rate notes on July 14, and the remaining proceeds were used to reduce the amount of SPPC's commercial paper outstanding under the program established in July 1999.

         On December 17, 2001, $17 million of SPPC's MTN Series D matured and were paid in full.

Sierra Pacific Resources

         On March 31, 2000, $10 million of SPR's Series E senior notes matured and were paid in full.

         On April 20, 2000, SPR issued an aggregate of $300 million floating rate notes, $200 million of which matures on April 20, 2003 and the remaining $100 million of which matures on April 20, 2002. Interest on the notes is payable quarterly. The interest rate on the notes for each interest period is a floating rate, subject to adjustment every three months, equal to the LIBOR for three-month U.S. dollar deposits plus a spread of 0.60% for the notes maturing in 2003, and a spread of 0.65% for the notes maturing in 2002.These notes are not entitled to any sinking fund. The notes due 2002 will be redeemable in whole, without premium, at the option of SPR beginning April 20, 2001, and on each interest payment date thereafter. The net proceeds of the $200 million issue were used to retire an equal amount of commercial paper of SPR issued under the line of credit established in July 1999 that was used as temporary funding for the cash portion of the NPC merger consideration. The net proceeds of the $100 million issue were used to make a capital contribution to NPC. On September 26, 2000, SPR entered into a forward swap relating to its $200 million floating rate notes that will mature on April 20, 2003, effectively locking in a LIBOR rate of 6.655%, which will result in an interest rate of 7.255% on the notes until their maturity. This transaction became effective on October 20, 2000.

         On May 9, 2000, SPR issued $300 million of its 8.75% Notes due 2005. Interest on the notes is payable semi-annually. The notes are not subject to any sinking fund and are redeemable in whole or in part at any time upon payment of the principal amount of the notes being redeemed, plus accrued interest and a make-whole premium. The net proceeds from the issuance of these notes were used to retire an equal amount of commercial paper issued by SPR under its commercial paper program that was established in July 1999 and was cancelled in June 2001.

         On November 16 and 21, 2001, SPR issued an aggregate of $345 million senior unsecured notes in connection with the public offering of 6,900,000 of its Corporate PIES. Each Corporate PIES unit consists of a forward stock purchase contract and a senior unsecured note issued by SPR with a face amount of $50. The senior notes are pledged as collateral to secure each holder's obligation to purchase shares of SPR common stock under the stock purchase contract. The senior note may be released from the pledge arrangement if a holder opts to create Treasury PIES by delivering a like principal amount of U.S. Treasury securities to the Securities Intermediary in substitution for the senior notes.

         Each stock purchase contract obligates the holder to purchase SPR common stock on or before November 15, 2005, the Purchase Contract Settlement Date. The number of shares each investor is entitled to receive will depend on the average closing price of SPR common stock over a 20-day trading period prior to the settlement. See further discussion regarding the forward stock purchase contract at Note 7 Common Stock And Other Paid-In-Capital.

         Each holder of Corporate PIES is entitled to receive quarterly payments consisting of purchase contract adjustment payments and interest on the senior unsecured notes. The Corporate PIES have a combined rate of 9.0%, which is comprised of the coupon on the senior note of 7.93% and the stated rate of the purchase contract adjustment payments of 1.07%. Interest on the senior unsecured notes began to accrue on November 16, 2001, and quarterly interest payments will be made each quarter beginning with the first payment, which was made on

February 15, 2002. All senior unsecured notes will be remarketed beginning on August 10, 2005, up to and including November 1, 2005, and, if necessary, on November 9, 2005, unless holders of senior notes that are not part of a Corporate PIES elect not to have their senior notes remarketed. Upon remarketing, the interest rate will be reset and the senior notes will accrue interest at the reset rate after the remarketing settlement date. Prior to the Purchase Contract Settlement Date, holders of Corporate PIES have the option to pay $50 per Corporate PIES to settle their purchase contract obligations. If the holders do not elect to make a cash payment, the proceeds from the remarketing of the senior notes will be used to satisfy their purchase contract obligations. If any senior notes remain outstanding after the Purchase Contract Settlement Date, SPR will pay interest payments on those senior notes until their maturity on November 15, 2007.

         Purchase contract adjustment payments will accrue from November 16, 2001. Holders received the first quarterly purchase contract adjustment payments of $0.1323 per unit ($913,000 in aggregate) on February 15, 2002, and will receive payments of $0.1338 per unit ($923,000 in aggregate) for each subsequent quarter. Upon issuance, a liability for the present value of the purchase contract adjustment payments, approximately $13.7 million, was recorded in Other Deferred Credits, with a corresponding reduction to Other Paid-in-Capital.

         NPC's, SPPC's and SPR's aggregate annual amount of maturities for long-term debt for the next five years is shown below (in thousands of dollars):

                                                          SPR Holding Co.         SPR
                            NPC              SPPC         and Other Subs.     Consolidated
                       ------------     -------------     ---------------     ------------
            2002       $     19,380     $       2,630     $      100,000      $    122,010



            2003            350,000            20,632            200,000           570,632



            2004            130,000             2,621                  -           132,621



            2005                  -             2,622            300,000           302,622



            2006                  -            52,629                  -            52,629
                       ------------     -------------     --------------     -------------

      Subtotal              499,380            81,134            600,000         1,180,514

      Thereafter          1,127,967           844,566            345,068         2,317,601
                       ------------     -------------     --------------     -------------
      Total            $  1,627,347     $     925,700     $      945,068     $   3,498,115
                       ============     =============     ==============     =============

NOTE 10. TAXES

Nevada Power Company

         The following reflects the composition of taxes on income (in thousands of dollars):


                                                   2001          2000        1999
                                                ----------   -----------  ----------
     As Reflected in Statement of Income:
         Federal income taxes                  $   18,715    $  (12,162)  $   19,943
         State income taxes                          (940)            -            -
                                               -----------   -----------  ----------
           Operating Income                        17,775       (12,162)      19,943
         Other income - net                        15,008         2,776        1,270
                                               -----------   -----------  ----------
           Total                               $   32,783    $   (9,386)  $   21,213
                                               ===========   ===========  ==========

           The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (in thousands of dollars):

                                                                             2001           2000           1999
                                                                         ------------    -----------    -----------
  Income before preferred dividend requirements                       $    63,405     $   (7,928)    $   38,787
  Total income tax expense                                                 32,783         (9,386)        21,213
                                                                      ------------    -----------    -----------
                                                                           96,188        (17,314)        60,000
  Statutory tax rate                                                           35%            35%            35%
                                                                      ------------    -----------    -----------
  Expected income tax expense                                              33,666         (6,060)        21,000
  Depreciation related to difference in costs basis for tax purposes        1,431          1,431          1,431
  Allowance for funds used during construction - equity                       383            300            300
  Tax benefit from the disposition of assets                                    -              -              -
  State taxes (net of federal benefit)                                       (611)             -              -
  ITC amortization                                                         (1,630)        (1,460)        (1,460)
  Other - net                                                                (456)        (3,597)           (58)
                                                                      ------------    -----------    -----------
                                                                      $    32,783     $   (9,386)    $   21,213
                                                                      ============    ===========    ===========
  Effective tax rate                                                         34.1%          54.2%          35.5%
                                                                      ============    ===========    ===========

         The net accumulated deferred federal income tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (in thousands of dollars):

                                                                                                2001           2000
                                                                                             -----------    -----------
   Deferred Federal Income Tax Liabilities:
       Allowance for funds used during construction - debt                                   $    7,659     $    6,067
       Bond redemptions                                                                           5,460          5,683
       Excess of tax depreciation over book depreciation                                        212,969        197,248
       Severance programs                                                                         1,982          1,982
       Tax benefits flowed through to customer                                                  113,647        114,097
       Deferred energy                                                                          343,023              -
       Other - net                                                                                1,943         (1,016)
                                                                                             -----------    -----------
                                                                                                686,683        324,061
                                                                                             -----------    -----------

   Deferred Federal Income Tax Assets:
       Avoided interest capitalized                                                              11,217          9,584
       Employee benefit plans                                                                     8,555          3,536
       Reserve for bad debt                                                                      10,801          4,062
       Contributions in aid of construction and customer advances                                69,232         63,953
       Gross-ups received on contributions in aid of construction and customer advances           6,514          4,108
       Excess deferred income taxes                                                               5,859          6,358
       Unamortized investment tax credit                                                         13,255         13,550
       Other - net                                                                               (5,414)         2,157
                                                                                             -----------    -----------
                                                                                                120,019        107,308
                                                                                             -----------    -----------

   Total                                                                                     $  566,664     $  216,753
                                                                                            ===========    ===========

         NPC's balance sheets contain a net regulatory asset of $94.4 million at year-end 2001 and $94 million at year-end 2000. The net regulatory asset consists of future revenue to be received from customers (a regulatory asset) of $113.6 million at year-end 2001 and $114 million at year-end 2000, due to flow-through of the tax benefits of temporary differences. Offset against this amount are future revenues to be refunded to customers (a regulatory liability), consisting of $5.9 million at year-end 2001 and $6.4 million at year-end 2000 due to temporary differences for liberalized depreciation at rates in excess of current tax rates, and $13.3 million at year-end 2001 and $13.6 million at year-end 2000 due to unamortized investment tax credits. The regulatory liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory liability for temporary differences caused by the investment tax credit will be amortized ratably in the same fashion as the accumulated deferred investment credit. In addition, certain items of deferred taxes represent positive cash flows to NPC. These items reduce rate base and, therefore, are benefits passed through to customers. However, because NPC had a net operating loss for tax purposes in 2001, some of this benefit could not be utilized (i.e., deferred energy).

Sierra Pacific Power Company

         The following reflects the composition of taxes on income (in thousands of dollars):

                                                                           2001           2000          1999
                                                                       -----------    -----------    -----------
   As Reflected in Statement of Income
       Federal income taxes                                            $   10,731     $   (1,118)    $   32,982
       State income taxes                                                  (2,224)           446            888
                                                                       -----------    -----------    -----------
         Operating Income                                                   8,507           (672)        33,870
       Other income - net                                                   1,753           (586)          (324)
                                                                       -----------    -----------    ----------
         Total                                                         $   10,260     $   (1,258)    $   33,546
                                                                       ===========    ===========    ==========

         The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (in thousands of dollars):

                                                                         2001          2000          1999
                                                                    -----------    ----------    -----------
   Income before preferred dividend requirements                       $   22,743     $  (4,077)    $   64,615
   Total income tax expense                                                10,260        (1,258)        33,546
                                                                       -----------    ----------    ----------
                                                                           33,003        (5,335)        98,161
   Statutory tax rate                                                          35%           35%            35%
                                                                       -----------    ----------    ----------
   Expected income tax expense                                             11,551        (1,867)        34,356
   Depreciation related to difference in costs basis for tax purposes       1,513         1,531          1,408
   Allowance for funds used during construction - equity                     (298)         (149)           386
   Tax benefit from the disposition of assets                                (111)         (175)          (442)
   ITC amortization                                                        (1,824)       (1,824)        (1,981)
   State taxes (net of federal benefit)                                    (1,446)          290            577
   Other - net                                                                875           936           (758)
                                                                      -----------    ----------    -----------
                                                                       $   10,260     $  (1,258)    $   33,546
                                                                      ===========    ==========    ===========

   Effective tax rate                                                        31.1%         23.6%          34.2%
                                                                      ===========    ===========    ===========

         The net accumulated deferred federal income tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (in thousands of dollars):

                                                                                         2001           2000
                                                                                          -----------    -----------
    Deferred Federal Income Tax Liabilities:
       Allowance for funds used during construction - debt                                $     4,837    $     7,399
        Bond redemptions                                                                        6,048          5,732
        Excess of tax depreciation over book depreciation                                     188,389        176,125
        Severance programs                                                                      3,317          3,465
       Tax benefits flowed through to customer                                                 63,410         65,471
        Deferred energy                                                                        87,790          5,729
        Other                                                                                   4,132          6,366
                                                                                          -----------    -----------
                                                                                              357,923        270,287
                                                                                          -----------    -----------

    Deferred Federal Income Tax Assets:
        Avoided interest capitalized                                                           12,444         11,313
        Employee benefit plans                                                                  3,451          3,789
        Reserve for bad debt                                                                    2,960            388
        Contributions in aid of construction and customer advances                             35,163         33,979
        Gross-ups received on contributions in aid of construction and customer advances        5,462          5,059
        Excess deferred income taxes                                                           12,797         14,494
        Unamortized investment tax credit                                                      17,452         18,434
        Other                                                                                   1,871          3,725
                                                                                          -----------    -----------
                                                                                               91,600         91,181
                                                                                          -----------    -----------

    Accumulated Deferred Federal Income Taxes                                             $   266,323    $   179,106
                                                                                          ===========    ===========

         SPPC's balance sheets contain a net regulatory asset of $33.1 million at year-end 2001 and $32.6 million at year-end 2000. The net regulatory asset consists of future revenue to be received from customers (a regulatory asset) of $63.4 million at year-end 2001 and $65.5 million at year-end 2000, due to flow-through of the tax benefits of temporary differences. Offset against this amount are future revenues to be refunded to customers (a regulatory liability), consisting of $12.8 million at year-end 2001 and $14.5 million at year-end 2000, due to temporary differences for liberalized depreciation at rates in excess of current tax rates, and $17.5 million at year-end 2001 and $18.4 million at year-end 2000 due to unamortized investment tax credits. The regulatory liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory liability for temporary differences caused by the investment tax credit will be amortized ratably in the same fashion as the accumulated deferred investment credit. In addition, certain items of deferred taxes represent positive cash flows to SPPC. These items reduce rate base and, therefore, are benefits passed through to customers. However, because SPPC had a net operating loss for tax purposes in 2001, some of this benefit could not be utilized (i.e., deferred energy).

Sierra Pacific Resources

         The following reflects the composition of taxes on income (in thousands of dollars):

                                                     2001             2000           1999
                                                 ------------    ------------    -----------
    As Reflected in Statement of Income:
       Federal income taxes                      $     1,934     $   (31,468)    $    24,410
       State income taxes                             (3,164)            446             888
                                                 ------------    ------------    -----------
         Operating Income                             (1,230)        (31,022)         25,298
       Other income - net                             16,761           2,190             946
                                                 ------------    ------------    -----------
         Total                                   $    15,531     $   (28,832)    $    26,244
                                                 ============    ============    ===========

         The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (in thousands of dollars):

                                                                           2001           2000          1999
                                                                       ------------    ----------    ----------
   Income before preferred dividend requirements                       $    33,566     $ (45,915)    $  50,410
   Total income tax expense (benefit)                                       15,531       (28,832)       26,244
                                                                       ------------    ----------    ---------
                                                                            49,097       (74,747)       76,654
   Statutory tax rate                                                           35%           35%           35%
                                                                       ------------    ----------    ---------
   Expected income tax expense (benefit)                                    17,184       (26,161)       26,829
   Depreciation related to difference in costs basis for tax purposes        2,944         2,962         2,839
   Allowance for funds used during construction - equity                        85           151           686
   Tax benefit from the disposition of assets                                 (111)         (175)         (442)
   ITC amortization                                                         (3,454)       (1,824)       (1,981)
   State taxes (net of federal benefit)                                     (2,057)       (1,170)         (883)
   Other - net                                                                 940        (2,615)         (804)
                                                                       ------------    ----------    ---------
                                                                       $    15,531     $ (28,832)    $  26,244
                                                                       ============    ==========    =========

   Effective tax rate                                                         31.6%         38.6%         34.2%
                                                                       ===========     =========     =========

         The net accumulated deferred federal income tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (in thousands of dollars):

                                                                                           2001            2000
                                                                                        ------------    ----------
   Deferred Federal Income Tax Liabilities:
       Allowance for funds used during construction - debt                              $    12,496     $   13,466
       Bond redemptions                                                                      11,508         11,415
       Excess of tax depreciation over book depreciation                                    401,358        373,373
       Severance programs                                                                     5,299          5,447
       Tax benefits flowed through to customer                                              177,057        179,568
       Deferred energy                                                                      430,813          5,729
       Other                                                                                 16,558          5,350
                                                                                        ------------    -----------
                                                                                          1,055,089        594,348
                                                                                        ------------    -----------

   Deferred Federal Income Tax Assets:
       Avoided interest capitalized                                                          23,661         20,897
       Employee benefit plans                                                                12,006          7,325
       Reserve for bad debt                                                                  13,761          4,450
       Contributions in aid of construction and customer advances                           104,395         97,932
       Gross-ups received on contribution in aid of construction and customer advances       11,976          9,167
       Excess deferred income taxes                                                          18,656         20,852
       Unamortized investment tax credit                                                     30,707         31,984
      Other                                                                                  (3,543)        (4,569)
                                                                                        ------------    -----------
                                                                                            211,619        188,038
                                                                                        ------------    -----------

Total                                                                                   $   843,470     $  406,310
                                                                                        ============    ===========

         SPR's balance sheets contain a net regulatory asset of $127.7 million at year-end 2001 and $126.7 million at year-end 2000. The net regulatory asset consists of future revenue to be received from customers (a regulatory asset) of $177.1 million at year-end 2001 and $179.6 million at year-end 2000, due to flow-through of the tax benefits of temporary differences. Offset against these amounts are future revenues to be refunded to customers (a regulatory liability), consisting of $18.7 million at year-end 2001 and $20.9 million at year-end 2000, due to temporary differences for liberalized depreciation at rates in excess of current tax rates, and $30.7 million at year-end 2001 and $32 million at year-end 2000 due to unamortized investment tax credits. The regulatory liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory liability for temporary differences caused by the investment tax credit will be amortized ratably in the same fashion as the accumulated deferred investment credit. In addition, certain items of deferred taxes represent positive cash flows to SPR. These items reduce rate base and, therefore, are benefits passed through to customers. However, because SPR had a net operating loss for tax purposes in 2001, some of this benefit could not be utilized (i.e., deferred energy).

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The December 31, 2001, carrying amount for cash and cash equivalents, current assets, accounts receivable, accounts payable and current liabilities approximates fair value due to the short-term nature of these instruments.

         The total fair value of NPC's consolidated long-term debt at December 31, 2001, is estimated to be 1.56 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to NPC for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $851.2 million at December 31, 2000. The estimated fair value of NPC's preferred trust securities is $181.5 million at December 31, 2001. The fair value of NPC's preferred securities was estimated to be $186.3 million at December 31, 2000.

         The total fair value of SPPC's consolidated long-term debt at December 31, 2001, is estimated to be $946.5 million (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $587.4 million as of December 31, 2000. SPPC's preferred trust securities were redeemed on November 29, 2001. The fair value of SPPC's preferred trust securities was estimated to be $48.5 million at December 31, 2000.

         The total fair value of SPR's consolidated long-term debt at December 31, 2001, is estimated to be $3.386 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPR for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $2.052 billion as of December 31, 2000. The estimated fair value of SPR's consolidated preferred trust securities is $181.5 million at December 31, 2001. The fair value of SPR's consolidated preferred trust securities was estimated to be $234.8 million at December 31, 2000.

NOTE 12. SHORT-TERM BORROWINGS

SPR

         On January 16, 2001, SPR paid off its commercial paper balance of $4 million. SPR cancelled its commercial paper program as of June 12, 2001.

         On November 29, 2001, SPR put into place a $75 million unsecured revolving credit facility that may be used for working capital and general corporate purposes. This facility will expire on November 28, 2002. As of December 31, 2001 SPR had not drawn on this facility and had no outstanding balance.

NPC

         On November 29, 2001, NPC put into place a $200 million unsecured revolving credit facility that may be used for working capital and general corporate purposes, including commercial paper backup. This new credit facility requires NPC to issue General and Refunding Mortgage Bonds to secure this credit facility in the event of a decline in NPC's senior unsecured debt rating. This facility will expire on November 28, 2002.

         On December 17, 2001, $100 million of NPC's floating rate notes matured and were paid in full.

         On December 31, 2001, NPC had a commercial paper balance outstanding of $130.5 million with a weighted average interest rate of 2.85%, and remaining capacity to issue an additional $69.5 million under its commercial paper program. NPC sustained its A2/P2 ratings by Standard and Poor's and Moody's, respectively.

SPPC

         On November 29, 2001, SPPC put into place a $150 million unsecured revolving credit facility that may be used for working capital and general corporate purposes, including commercial paper backup. This new credit facility requires SPPC to issue General and Refunding Mortgage Bonds to secure this credit facility in the event of a decline in SPPC's senior unsecured debt rating. This facility will expire on November 28, 2002.

         On December 31, 2001, SPPC had a commercial paper balance outstanding of $46.5 million with a weighted average interest rate of 2.77%, and remaining capacity to issue an additional $103.5 million under its commercial paper program. SPPC sustained its A2/P2 ratings by Standard and Poor's and Moody's, respectively.

NOTE 13. DIVIDEND RESTRICTIONS

         SPR's primary source of funds for the payment of dividends to its stockholders is dividends paid by the Utilities on their common stock, all of which is owned by SPR. Accordingly, SPR's ability to pay dividends is dependent upon the ability of the Utilities to pay dividends on their common stock. The Restated Articles of Incorporation of the Utilities, the indentures relating to the various series of their First Mortgage Bonds, and the bank credit agreements of SPR and the Utilities contain restrictions as to the payment of dividends on their common stock and as to the purchase, redemption or retirement of their capital stock.

NOTE 14. RETIREMENT PLAN AND POST-RETIREMENT BENEFITS

         Pension and other postretirement benefit plans: SPR has pension plans covering substantially all employees. Benefits are based on years of service and the employee's highest compensation for a period prior to retirement. SPR also has other postretirement plans which provide medical and life insurance benefits for certain retired employees. The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans. This reconciliation is based on a September 30 measurement date and reflects the acquisition of SPPC by NPC during 1999 under purchase accounting:

                                                                                            Other Postretirement
                                                               Pension Benefits                  Benefits
                                                       -------------------------------  ----------------------------
                                                            2001            2000            2001            2000
                                                       ------------------------------   ----------------------------
     Change in benefit obligations
     Benefit obligation, beginning of year             $    348,135     $    348,470    $    77,790     $    77,987
     Service cost                                            13,494           11,907          1,922           1,775
     Interest cost                                           27,742           26,469          6,358           5,829
     Participant contributions                                    -                -            466             300
     Plan amendment and special termination                     476              498              -               -
     Actuarial loss (gain)                                    6,864           (8,922)        (5,201)         (4,101)
     Special Termination Benefits                               394                -              -               -
     Acquisitions and divestiture                                 -                -         (1,231)              -
     Benefits paid                                          (36,428)         (30,287)        (4,661)         (4,000)
                                                       -------------    -------------   ------------    ------------
     Benefit obligation, end of year                   $    360,677     $    348,135    $    75,443     $    77,790
                                                       =============    =============   ============    ============

     Change in plan assets
     Fair value of plan assets, beginning of year      $    349,153     $    326,708    $    81,900     $    66,688
     Actual return on plan assets                           (39,320)          51,136        (15,797)         17,377
     Company contributions                                    1,900            1,596            730           1,535
     Participant contributions                                    -                -            466             300
     Acquistion and divestiture                                   -                -         (1,231)              -
     Benefits paid                                          (36,428)         (30,287)        (4,661)         (4,000)
                                                       -------------    -------------   ------------    ------------
     Fair value of plan assets, end of year            $    275,305     $    349,153    $    61,407     $    81,900
                                                       =============    =============   ============    ============


     Funded Status, end of year                        $    (85,373)    $      1,018    $   (14,036)    $     4,110
     Unrecognized net actuarial (gains) losses               61,750          (13,526)        (5,365)        (22,696)
     Unrecognized prior service cost                         10,366           11,561              -               -
     Unrecognized net transition obligation                       -                -         10,280          11,248
     Contributions made in 4th quarter                       11,917              270              -               -
                                                       -------------    -------------   ------------    ------------
     Accrued pension and postretirement
        benefit obligations                            $     (1,340)    $       (677)   $    (9,121)    $    (7,338)
                                                       =============    =============   ============    ============

         Amounts for pension and postretirement benefits recognized in the consolidated balance sheets consist of the following:

                                                           Pension Benefits                Benefits
                                                      -------------------------  -------------------------
                                                         2001           2000         2001          2000
                                                      -------------------------  -------------------------
     Prepaid pension asset                            $   14,051    $   13,939          N/A           N/A
     Accrued benefit liability                           (15,391)      (14,616)  $   (9,121)   $   (7,338)
     Intangible asset                                          -             -          N/A           N/A
     Accumulated other comprehensive income                1,395         1,395          N/A           N/A
     Additional minimum liability                         (1,395)       (1,395)         N/A           N/A
                                                      -----------   -----------  -----------   -----------
     Net amount recognized                            $   (1,340)   $     (677)  $   (9,121)   $   (7,338)
                                                      ===========   ===========  ===========   ===========

         The weighted-average actuarial assumptions as of the measurement date were as follows:

                                                                                   Other Postretirement
                                               Pension Benefits                           Benefits
                                            ----------------------------        ------------------------------
                                              2001       2000       1999            2001       2000       1999
                                            ----------------------------        ------------------------------
     Discount rate                           7.50%      8.00%      7.50%           7.50%      8.00%      7.50%
     Expected return on plan assets          8.50%      8.50%      8.50%           8.50%      8.50%      8.50%
     Rate of compensation increase           4.50%      4.50%      4.50%            N/A        N/A        N/A

         SPR has assumed a health care cost trend rate of 6% for 2001 and all future years.

Net periodic pension and other postretirement benefit costs include the following components:

                                                    Pension Benefits
                                         --------------------------------------
                                             2001        2000          1999
                                         --------------------------------------
      Service cost                       $   13,494   $   11,907   $     8,481
      Interest cost                          27,742       26,469        12,823
      Expected return on assets             (28,806)     (27,186)      (11,712)
      Amortization of:
         Transition asset                         -            -             -
         Prior service costs                  1,195        1,201           841
         Actuarial losses                       200          159           976
                                         -----------  -----------  ------------
      Net periodic benefit cost              13,825       12,550        11,409
      Additional charges (credits):
         Special termination charges            394            -         5,865
         Curtailment credits                      -            -        (3,920)
                                         -----------  -----------  ------------
      Total net benefit cost             $   14,219   $   12,550   $    13,354
                                         ===========  ===========  ============

                                             Other Postretirement Benefits
                                         --------------------------------------
                                             2001        2000          1999
                                         --------------------------------------
      Service cost                       $    1,922   $    1,775   $       996
      Interest cost                           6,358        5,829         1,982
      Expected return on assets              (6,774)      (5,327)       (1,741)
      Amortization of:
         Prior service costs                      -            -             -
         Transition obligation                  969          968         1,344
         Actuarial gains                          -         (598)         (596)
                                         -----------  -----------  ------------
      Net periodic benefit cost               2,475        2,647         1,985
      Additional charges (credits):
         Special termination charges              -            -         1,312
         Curtailment loss                         -            -         1,283
                                         -----------  -----------  ------------
      Total net benefit cost             $    2,475   $    2,647   $     4,580
                                         ===========  ===========  ============

         The assumed health care cost trend rate has a significant effect on the amounts reported. A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2001 service and interest costs and the accumulated postretirement benefit obligation at year end:

    One percentage point change                      Increase     Decrease
    ---------------------------                      --------     --------
    Effect on service and interest
         components of net periodic cost              $   708      $  (583)
    Effect on accumulated postretirement
         benefit obligation                           $ 6,961      $(5,839)

NOTE 15. STOCK COMPENSATION PLANS

         At December 31, 2001, Sierra Pacific Resources had several stock-based compensation plans which are described below. SPR applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for nonqualified stock options and the employee stock purchase plan. The total compensation cost (benefit) that has been charged against income for the performance shares, dividend equivalents, restricted stock grants, and the non-employee director stock plans was $0.5 million for 2001, ($0.2 million) for 2000, and $0.2 million for 1999. SPR has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation. Had compensation cost for SPR's nonqualified stock options and the employee stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of SFAS No. 123, SPR's income applicable to common stock would have been decreased to the pro forma amounts indicated below:

                                                            2001       2000        1999
                                                         --------------------------------
     Net Income (Loss)                    As Reported    $  56,733  $ (39,780)  $  51,750
                                          Pro Forma      $  55,524  $ (40,475)  $  50,908

     Basic Earnings (Loss) Per Share      As Reported    $    0.65  $   (0.51)  $    0.83
                                          Pro Forma      $    0.63  $   (0.52)  $    0.81

     Diluted Earnings (Loss) Per Share    As Reported    $    0.65  $   (0.51)  $    0.83
                                          Pro Forma      $    0.63  $   (0.52)  $    0.81

         SPR's executive long-term incentive plan for key management employees, which was approved by shareholders on May 16, 1994, provides for the issuance of up to 750,000 of SPR's common shares to key employees through December 31, 2003. On June 19, 2000, shareholders approved an increase of 1,000,000 shares for the executive long-term incentive plan. The plan permits the following types of grants, separately or in combination: nonqualified and qualified stock options, stock appreciation rights, restricted stock, performance units, performance shares, and bonus stock. During 2001, SPR issued nonqualified stock options, performance shares, and restricted stock under the long-term incentive plan.

Non-Qualified Stock Options

         Nonqualified stock options granted during 2001 were issued at an option price not less than market value at the date of the grants: January 1, May 15, May 22, July 19, and November 15. The January 1 grant vests to the participants 33% per year over a 3 year period from the grant date, and the remaining grants vest to the participants 25% per year over a four year period from the grant date. All grants may be exercised for a period not exceeding ten years from the grant date. The options may be exercised using either cash or previously acquired shares, valued at the current market price, or a combination of both.

         A summary of the status of SPR's nonqualified stock option plan as of December 31, 2001, 2000, and 1999, and changes during the year is presented below:

     -----------------------------------------------------------------------------------------------------------------------------
                                                      2001                         2000                         1999
                                             -------------------------------------------------------------------------------------
                                                              Weighted-                  Weighted-                    Weighted-
                                                         Average Exercise             Average Exercise                 Average
     Nonqualified Stock Options               Shares          Price         Shares         Price         Shares     Exercise Price
     -----------------------------------------------------------------------------------------------------------------------------

     Outstanding at beginning of year         799,428   $      19.94       839,442       $  24.33        289,126    $   21.98
     Granted/1/                                414,530  $      15.08       400,000       $  16.00        586,280    $   25.35
     Exercised                                       -             -        14,107       $  14.28          1,286    $   14.39
     Forfeited                                       -             -       425,907       $  25.07         34,678    $   22.48
     Outstanding at end of year              1,213,958  $      18.28       799,428       $  19.94        839,442    $   24.33

     Options exercisable at year-end           262,533  $      23.03       202,394       $  22.66        128,975    $   20.53

     Weighted-average grant date fair
      value of options granted/2/:

           November 15, 2001                $     3.28
           July 19, 2001                    $     4.62
           May 22, 2001                     $     3.90
           May 15, 2001                     $     4.05
           January 1, 2001                  $     3.32
           August 4, 2000                                                 $    4.10
           August 1, 1999                                                                               $   5.11
           January 1, 1999                                                                              $   4.05
     -----------------------------------------------------------------------------------------------------------------------------

1. The number of nonqualified stock options granted during the year was 414,530 shares.
2. The fair value of each nonqualified option has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued in 2001, 2000 and 1999:

            -------------------------------------------------------------------------------
                                   Dividend    Expected   Risk-Free Rate of
            Option Grant Date       Yield     Volatility        Return        Expected Life
            -------------------------------------------------------------------------------
            November 15, 2001       5.04%       32.37%          4.63%           10 years
              July 19, 2001         4.47%       32.02%          5.66%           10 years
               May 22, 2001         4.98%       32.48%          5.55%           10 years
               May 15, 2001         4.98%       32.48%          5.55%           10 years
             January 1, 2001        5.48%       32.22%          5.22%           10 years
              August 4, 2000        4.81%       30.49%          6.14%          9.6 years
              August 1, 1999        4.25%       17.41%          6.31%           10 years
             January 1, 1999        4.40%       18.60%          5.08%           10 years

            -------------------------------------------------------------------------------

         The following table summarizes information about nonqualified stock options outstanding at December 31, 2001:

     -------------------------------------------------------------------------------------
                                       Options Outstanding         Options Exercisable
                                   -------------------------------------------------------
                                      Number      Remaining                     Number
                        Exercise   Outstanding   Contractual     Exercise     Exercisable
         Grant Date      Price     at 12/31/01       Life          Price      at 12/31/01
     -------------------------------------------------------------------------------------
          1/1/1994       $14.24         8,003        2 years      $14.24          8,003
          1/1/1995       $13.02         9,750        3 years      $13.02          9,750
          1/1/1996       $16.23         8,674        4 years      $16.23          8,674
          1/1/1997       $19.97        45,501        5 years      $19.97         45,501
          1/1/1998       $24.93        69,120        6 years      $24.93         69,120
          1/1/1999       $24.22       106,080        7 years      $24.22         70,724
          8/1/1999       $26.00       152,300      7.6 years      $26.00         50,762
          8/4/2000       $16.00       400,000        8 years      $16.00              -
          1/1/2001       $14.80       310,530        9 years      $14.80              -
          5/15/2001      $16.09        27,000      9.5 years      $16.09              -
          5/22/2001      $15.52        40,000      9.5 years      $15.52              -
          7/19/2001      $16.95        27,000      9.6 years      $16.95              -
         11/15/2001      $14.12        10,000      9.9 years      $14.12              -

      Weighted Average
          Remaining                                7.9 years
      Contractual Life
      ------------------------------------------------------------------------------------

         Each participant was granted dividend equivalents for all 1996 and prior nonqualified option grants. Each dividend equivalent entitles the participant to receive a contingent right to be paid an amount equal to dividends declared on shares originally granted from the date of grant through the exercise date. Dividend equivalents will be forfeited if options expire unexercised.

Performance Shares

         In 2001, 2000 and 1999, SPR granted performance shares in the following numbers and initial values:

                            1/1/2001    8/4/2000     1/1/2000    1/1/1999
                           -----------------------------------------------

      Shares Granted         135,906       4,798       31,707      28,944
      Value per Share       $  14.80      $16.00      $ 26.00     $ 24.22

         The actual number of shares earned by each participant is dependent upon SPR achieving certain financial goals over three-year performance periods. However, 66,100 shares included in the number granted on 1/1/2001 have a one-year performance period, from January 1 through December 31, 2001. The value of all performance share grants, if earned, will be equal to the market value of SPR's common shares as of the end of the performance periods. Sierra Pacific Resources, at its sole discretion, may pay earned performance shares in the form of cash or in shares, or a combination thereof. The grant of 66,100 shares on 1/1/2001 will be paid in SPR stock only.

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

Restricted Stock Shares

         In 2001, SPR granted 13,200 restricted stock shares, detailed as follows:

                                                 Grant Date
                             11/15/2001    7/19/2001    5/22/2001    5/15/2001
                             --------------------------------------------------

     Shares Granted               2,400        2,500        4,000        4,300
     Grant Price per Share       $14.12       $16.95       $15.52       $16.09
     Vesting Schedule                   for all: 4 years, 25% per year



         In 2000, SPR granted 16,000 restricted stock shares at a grant price of $16.00 per share. The grant vests over 4 years with 4,000 shares becoming available in 2002, 4,000 shares in 2003, and 8,000 shares in 2004. No restricted stock grants were issued in 1999. There are no performance criteria associated with the restricted stock grants, and all grants were issued with an entitlement to dividend equivalents.

Employee Stock Purchase Plan

         Upon the inception of SPR's employee stock purchase plan, SPR was authorized to issue up to 400,162 shares of common stock to all of its employees with minimum service requirements. On June 19, 2000, shareholders approved an additional 700,000 shares for distribution under the plan. According to the terms of the plan, employees can choose twice each year to have up to 15% of their base earnings withheld to purchase SPR's common stock. The purchase price of the stock is 90% of the market value on the offering commencement date. Employees can withdraw from the plan at any time prior to the exercise date. Under the plan SPR sold 33,830, 46,773 and 21,888 shares to employees in 2001, 2000 and 1999, respectively. Compensation cost has been estimated for the employees' purchase rights on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 2001, 2000 and 1999:

     ----------------------------------------------------------------
               Average       Average       Average         Weighted
              Dividend       Expected     Risk-Free      Average Fair
      Year      Yield       Volatility  Rate of Return       Value
     ----------------------------------------------------------------

      2001      5.01%         32.43%         2.82%          $2.72
      2000      4.72%         30.97%         5.86%          $3.03
      1999      4.31%         18.85%         5.08%          $2.85

     ----------------------------------------------------------------

Non-Employee Director Stock Plan

         SPR's non-employee director stock plan provides that a portion of the outside directors' annual retainer be paid in SPR stock. Under the current plan, the annual retainer for non-employee directors is $30,000, and the minimum amount to be paid in SPR stock is $20,000 per director. During 2001, 2000 and 1999, SPR granted the following total shares and related compensation to directors in SPR stock, respectively: 14,573, 16,915 and 4,741 shares, and $210,000, $250,000 and $150,000. SPR did not pay out any phantom stock shares in 2001.

NOTE 16. POSTEMPLOYMENT BENEFITS

         During 1999, SPR offered a severance program to non-bargaining-unit employees, which provides for severance pay and medical benefits continuation totaling $14.3 million and $0.8 million respectively. As approved by the PUCN in 1999, this cost is being deferred as a regulatory asset as of December 31, 2001. The order approving the merger by the PUCN, directed the Utilities to defer merger costs (including severance and related benefits) for a three-year period. The deferral of these costs is intended to allow adequate time for the anticipated savings from the merger to develop. At the end of the three-year period, the order instructed the Utilities to propose an amortization period for these costs, and allows SPPC and NPC to recover the costs to the extent that they are offset by merger savings. The Utilities have filed a case with the PUCN for recovery of these amounts and other merger costs. NPC and SPPC have proposed recovery over a 10-year period, and expect a decision on their filings by April 1, 2002 and June 1, 2002, respectively. At December 31, 2001, the remaining liability for unpaid severance was $0.4 million.

NOTE 17. DISCONTINUED OPERATIONS (SALE OF WATER BUSINESS)

         On September 7, 2000, SPR and SPPC adopted a plan to sell SPPC's water utility business, and on June 11, 2001, SPPC closed the sale of its water business to the Truckee Meadows Water Authority (TMWA) for $341 million. SPPC recorded a $25.8 million gain on the sale, net of the refund described below and net of income taxes of $18.2 million. Included in the sale were facilities for water storage, supply, transmission, treatment and distribution, as well as accounts receivable and regulatory assets. Accounts receivable consisted of amounts due from developers for distribution facilities. Regulatory assets consisted primarily of costs incurred in connection with the Truckee River negotiated water settlement. Transfer of hydroelectric facilities included in the contract of sale for an additional $8 million will require action by the California Public Utilities Commission (CPUC). The sale agreement contemplates a second closing for the hydroelectric facilities to accommodate the CPUC's review of the transaction.

         Pursuant to a stipulation entered into in connection with the sale and approved by the Public Utilities Commission of Nevada ("PUCN"), SPPC is required to hold in trust for refund to customers $21.5 million of the proceeds from the sale. The refund is being credited on the electric bills of SPPC's former water customers over a period not to exceed fifteen months from June 11, 2001. Under a service contract with TMWA, SPPC will provide, on an interim basis, customer service, billing, and meter reading services to TMWA.

         Revenues from operations of the water business for the years ended December 31, 2001, 2000, and 1999 were $23 million, $57 million, and $54 million, respectively. The net income from operations of the water business, as shown in the Consolidated Statements of Income of SPR, includes (in thousands) preferred dividends of $200, $401, and $196 for the years ended December 31, 2001, 2000, and 1999, respectively. The income from operations of the water business, as shown in the Consolidated Statements of Income of SPPC, includes (in thousands) preferred dividends of $200, $401, and $528 for the years ended December 31, 2001, 2000, and 1999, respectively. These amounts are not included in the revenues and income (loss) from continuing operations shown in the accompanying income statements.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Construction
------------

         The Utilities' combined estimated cash construction expenditures for the year 2002 and the five-year period 2002-2006 are $470 million and $1.7 billion, respectively.

Purchased Power
---------------

         NPC has three long-term contracts for the purchase of electric energy. One of these contracts commences in 2004 and expires in 2012. NPC's other contracts expire in 2016 and 2017. SPPC has one such contract that expires in 2009. Estimated future commitments under non-cancelable agreements with initial terms of one year or more at December 31, 2001, were as follows (dollars in thousands):

          2002                       $ 46,440
          2003                        152,852
          2004                        151,627
          2005                        136,680
          2006                        137,446
          2007 to 2017                777,064

         According to the regulations of the Public Utility Regulator Policies Act, the Utilities are obligated, under certain conditions, to purchase the generation produced by small power producers and cogeneration facilities at costs determined by the appropriate state utility commission. Generation facilities that meet the specifications of the regulations are known as qualifying facilities (QFs). As of December 31, 2001, NPC had a total of 305 MWs of contractual firm capacity under contract with four QFs. The contracts terminate between 2022 and 2024. As of December 31, 2001, SPPC had a total of 109 MWs of maximum contractual firm capacity under 15 contracts with QFs. SPPC also had contracts with three projects at variable short-term avoided cost rates. One of SPPC's long-term QF contracts terminates in 2006, one terminates in 2039, and the rest terminate between 2014 and 2022.

Coal and Natural Gas
--------------------

         The Utilities have several long-term contracts for the purchase and transportation of coal and natural gas. These contracts expire in years ranging from 2006 to 2027. Estimated future commitments under non-cancelable agreements with initial terms of one year or more at December 31, 2001 were as follows (dollars in thousands):

                              Coal and Gas      Transportation
          2002                    $ 42,870           $  78,255
          2003                      39,528              86,499
          2004                      36,451              93,031
          2005                      17,534              79,137
          2006                      18,045              76,254
          2007 to 2023                   0             725,651

Leases
------

         In 1984, NPC sold its administrative headquarters facility, less furniture and fixtures, for $27 million and entered into a 30-year capital lease of that facility with five-year renewal options beginning in year 31. The fixed rental obligation for the first 30 years is $5.1 million per year. Future cash rental payments as of December 31, 2001, were as follows (dollars in thousands):

                     2002                 $  6,156
                     2003                    6,156
                     2004                    6,946
                     2005                    7,736
                     2006                    7,736
                     2007 to 2014           58,016

         The amount of imputed interest necessary to reduce the future cash rental payments to present value is $44 million as of December 31, 2001. Total interest expense on the lease obligation was $5.7 million and total amortization of the leased facility was $(278,000) for the year ended December 31, 2001. The total accumulated amortization of the leased facility on December 31, 2001, was $8.6 million.

         SPPC has an operating lease for its corporate headquarters building. The primary term of the lease is 25 years, ending in 2010. The current annual rental is $5.4 million, which amount remains constant until the end of the primary term. The lease has renewal options for an additional 50 years.

         SPR's estimated future minimum cash payments, including SPPC's headquarters building, under non-cancelable operating leases with initial terms of one year or more at December 31, 2001, were as follows (dollars in thousands):

                     2002                 $  12,127
                     2003                     9,284
                     2004                     8,194
                     2005                     7,289
                     2006                     6,863
                     2007 to 2045            63,463

Sale of Generation Assets
-------------------------

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

         AB 369, which was signed into law on April 18, 2001, prohibits until July 2003 the sale of generation assets and directs the PUCN to vacate any of its orders that had previously approved generation divestiture transactions. In January 2001, California enacted a law that prohibits until 2006 any further divestiture of generation properties by California utilities, including SPPC, and could also affect any sale of NPC's interest in Mohave after July 2003 since the majority owner of that project is Southern California Edison. In addition, SPPC's request for an exemption from the requirements of a separate California law requiring approval of the CPUC to divest its plants was denied, subject to future refiling.

         The sales agreements for the six bundles provide that they terminate eighteen months after their execution unless the parties agree to an earlier termination. The parties may extend the termination another six months to obtain additional regulatory approvals. As a result of the legislative and regulatory developments which have rendered the contracts impossible to perform, the Utilities are engaged in discussions with the buyers of the generation assets regarding the formal termination of the sales agreements and the related energy buyback contracts and interconnection agreements. As of December 31, 2001, NPC and SPPC had incurred costs of approximately $12.3 million and $15.5 million, respectively, in order to prepare for the sale of generation assets. The Utilities have requested recovery of these costs in each Utility's respective general rate case filing with the PUCN, discussed in Note 3, Regulatory Actions.

Environmental
-------------

Nevada Power Company

         The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998, against the owners (including NPC) of the Mohave Generation Station ("Mohave"), alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. An additional plaintiff, National Parks and Conservation Association, later joined the suit. The plant owners and plaintiffs have had numerous settlement discussions and filed a proposed settlement with the court in October 1999. The consent decree, approved by the court in November 1999, established emission limits for sulfur dioxide and opacity and required installation of air pollution controls for sulfur dioxide, nitrogen oxides and particulate matter. The new emission limits must be met by January 1, 2006 and April 1, 2006 for the first and second units respectively. However, if the owners sell their entire ownership interest with a closing date prior to December 30, 2002, the new emission limits become effective 36 months and 39 months from the date of last closing for the two respective units. The estimated cost of new controls is $395 million. As a 14% owner in the Mohave Station, NPC's cost could be $55 million.

         Also, the United States Congress authorized the EPA to study the potential impact Mohave may have on visibility in the Grand Canyon area. A final report of the study results was released in March 1999. The study acknowledges that sulfur dioxide emissions from Mohave are transported to the Grand Canyon. The EPA has solicited information to determine whether visibility impairment in the Grand Canyon can be reasonably attributed to Mohave. The EPA determined that significant visibility impairment to the Grand Canyon cannot be reasonably attributable to the station provided controls are installed as agreed to in the consent order. Therefore, the EPA will not require a Best Available Retrofit Technology Review. Provisions that were agreed to in the settlement will be reflected in the state Implementation Plan for Nevada.

         In May 1997, NDEP ordered NPC to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The NDEP order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds had degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an order that requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This order also required NPC to submit a Site Characterization Plan to NDEP to ascertain impacts. This plan is under review by NDEP. After approval, an estimate of remediation costs will be determined by NPC. New pond construction and lining costs are estimated at $15 million.

         Also, at the Reid Gardner Station, the NDEP has determined that there is additional groundwater contamination that resulted from oil spills at the facility. NDEP has required submitting a corrective action plan. The extent of contamination has been determined and remediation is occurring at a modest rate. An engineering evaluation of the current remediation technology will occur in 2002 to verify efficiency and to expedite remediation. Remediation modifications are not expected to materially affect the financial position of SPR or NPC.

         In May 1999, NDEP issued an order to eliminate the discharge of NPC's Clark Station wastewater to groundwater. The order also required a hydrological assessment of groundwater impacts in the area. This assessment, submitted to NDEP in February 2001, warranted a Corrective Action Plan which was submitted to NDEP in November and is pending review. Remediation costs are expected to be in the $500,000 - $750,000 range. In addition to remediation, NPC will spend $789,000 to line existing ponds. After review and approval of the Corrective Action Plan by NDEP, NPC will implement remediation.

         In July 2000, NPC received a request from the EPA for information to determine the compliance of certain generation facilities at the Clark Station with the applicable State Implementation Plan. In November 2000, NPC and the Clark County Health District entered into a Corrective Action Order requiring, among other steps, capital expenditures at the Clark Station totaling approximately $3 million. In March 2001, the EPA issued an additional request for information that could result in remediation beyond that specified in the November 2000 Corrective Action Order. If the EPA prevails, capital expenditures and temporary outages of four of Clark Station's generation units could be required. Additionally, depending on the time of year that the compliance activity and corresponding generation outage would occur, the incremental cost to purchase replacement energy could be substantial.

Sierra Pacific Power Company

         In September 1994, Region VII of EPA notified SPPC that it was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCBs) by PCB Treatment, Inc., located in Kansas City, Kansas, and Kansas City, Missouri (the Sites). The EPA is requesting that SPPC voluntarily pay an undefined, pro rata share of the ultimate clean-up costs at the Sites. A number of the largest PRP's formed a steering committee, which is chaired by SPPC. The responsibility of the Committee is to direct clean-up activities, determine appropriate cost allocation, and pursue actions against recalcitrant parties, if necessary. The EPA issued an administrative order on consent requiring signatories to perform certain investigative work at the Sites. The steering committee retained a consultant to prepare an analysis regarding the Sites. The Site evaluations have been completed. EPA is developing an allocation formula to allocate the remediation costs. SPPC has recorded a preliminary liability for the Sites of $650,000 of which approximately $136,000 has been spent through December 31, 2001. Once evaluations are completed, SPPC will be in a better position to estimate and record the ultimate liabilities for the Sites.

Other Subsidiaries of SPR

         LOS, a wholly owned subsidiary of SPR, owns property in North Lake Tahoe, California, which is leased to independent condominium owners. The property has both soil and groundwater petroleum contaminate resulting from an underground fuel tank that has been removed from the property. Additional contaminate from a third party fuel tank on the property has also been identified and is undergoing remediation. Estimated future remediation costs are not expected to be significant.

         NEICO, a wholly owned subsidiary of SPR, owns property in Wellington, Utah, which was the site of a coal washing and load out facility. The site now has a reclamation estimate supported by a bond of $4 million with the Utah Division of Oil and Gas Mining. The property was under contract for sale and the contract required the purchaser to provide $1.3 million in escrow towards reclamation. However, the sales contract was terminated and NEICO took title to the escrow funds. In September 2000, NEICO leased the property together with an option to purchase. It is NEICO's intention to either lease or sell the property.

Other Commitments and Contingencies
-----------------------------------

         SPR is a limited partner in an energy technology venture capital partnership formed to gain access to new technologies that could affect SPR and its subsidiaries. This partnership invests in energy companies offering technologies of strategic advantage to its partners. The initial term of this partnership expires in 2006, with two extensions of up to two years each. SPR's investment in the partnership was $4.7 million as of December 31, 2001, of which $325,000 was made in 2001. The remaining $300,000 balance of SPR's commitment is expected to be drawn, as funds are needed by the partnership during 2002. Gains and losses will be allocated 80% to the limited partners based on their contributions, and 20% to the general partner. SPR, as a limited partner, is entitled to 7.89%.

         Certain of the Utilities' substations and portions of its generating stations, transmission, distribution, and communication systems are located on lands owned by units or agencies of federal, state and local governments under licenses, permits, easements (collectively, "rights"). Except for those granted in perpetuity, these rights may be canceled, with notice, at the will of the grantor. Certain rights may impose restrictions and obligations on the Utilities, including, but not limited to, care of property, limits on use, and the right of inspection. Certain of the rights obligate the Utilities to make periodic payments and may also allow the grantor to periodically reappraise the lands on which the Utilities' property is located. Such reappraisals, which may result in a change to the required periodic payments, may occur from annually to every five years. In connection with these rights, the Utilities incurred expenses of $1.41 million, $1.11 million and $1.38 million in 2001, 2000, and 1999, respectively.

         Sierra Touch America LLC (STA), a partnership between SPC and Touch America, a subsidiary of Montana Power Company, is constructing a fiber optic line between Salt Lake City, Utah and Sacramento, CA. The conduits included in the line are under contract to be sold to AT&T, PF Net corporations, and STA. SPC is responsible for 50% of the partnership's operating expenses and shares in the construction cost of the fiber network. Construction activity between Sacramento and Reno commenced in July 2000, and the estimated completion date has been moved to early 2003. Williams Communications, LLC ("Williams") has filed a complaint in United States District Court alleging that STA has failed to make timely payment on invoices in connection with a construction agreement between Williams and STA. TI Energy Services ("TI") has filed a complaint in the District Court of Harris County, Texas, alleging that STA has failed to make timely payment on invoices in connection with a services agreement between TI and STA, whereby TI is to provide services for certain segments of the fiber optic line. Although SPC's ultimate liability, if any, cannot be estimated, Management believes the final outcome of the litigation is not likely to have a material adverse effect on SPR's financial position or results of operations.

         SPPC owns a 345 kV transmission line that connects SPPC to the facilities of the Bonneville Power Administration ("BPA") near Alturas, California. The Transmission Agency of Northern California ("TANC") initiated proceedings in the United States District Court for the Eastern District of California and the United States Court of Appeals for the Ninth Circuit, in each case alleging that BPA's construction of a small portion of the Alturas Intertie violated the Northwest Power Preference Act and requesting an injunction prohibiting operation of the Alturas Intertie. The case before the Eastern District was dismissed for lack of jurisdiction. The case before the Ninth Circuit was dismissed for TANC's failure to prosecute. In December 1999, TANC filed suit in the Superior Court of the State of California, Sacramento County, seeking an injunction against operation of the Alturas Intertie based on numerous allegations under state law, including inverse condemnation, trespass, private nuisance, and conversion. That case was removed to Federal Court and dismissed by the trial court, and is now on appeal in the Ninth Circuit. Although SPPC's ultimate liability, if any, cannot be estimated at this time, Management believes the final outcome of the appeal and any subsequent litigation is not likely to have a material adverse effect on SPR's financial position or results of operation.

         SPR and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which has had or, in the opinion of management, is expected to have, a significant impact on its financial position or results of operations.

         See Notes 3, 5, 6, 7, 8, 9, 12, 14, and, 16 of SPR's consolidated financial statements for additional commitments and contingencies.

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

     On September 7, 2000, SPR and SPPC adopted a plan to sell SPPC's water utility business. Accordingly, the water business is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the water business. Therefore the water business is not reflected in the segment information below.

     Operational information of the different business segments is set forth below based on the nature of products and services offered. SPR evaluates performance based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Intersegment revenues are not material.

     In accordance with the requirements of purchase accounting and based on a merger date of August 1, 1999, the segmented financial information for the period ended December 31, 1999, includes five months of operating activity for SPR's subsidiaries other than NPC.

                                                                                                         Reconciling
December 31, 2001                    NPC Electric  SPPC Electric  Total Electric     Gas     All Other   Eliminations  Consolidated
-----------------                    -------------------------------------------  ---------  ---------   ------------  ------------
Operating revenues                    $ 3,025,103    $ 1,399,134     $ 4,424,237  $ 145,652  $  18,841                 $  4,588,730
Operating income                          144,364         71,219         215,583      7,749       (463)             -       222,869
Operating income taxes                     17,775          5,534          23,309      2,973    (27,512)                      (1,230)
Depreciation                               93,101         64,648         157,749      5,710      1,181                      164,640
Interest expense on long term debt         81,599         50,071         131,670      5,128     51,572                      188,370
Assets                                  5,225,369      2,336,479       7,561,848    264,108    270,038         85,320     8,181,314
Capital expenditures                      200,852        117,563         318,415     16,041                         -       334,456

                                                                                                         Reconciling
December 31, 2000                    NPC Electric  SPPC Electric  Total Electric     Gas     All Other   Eliminations  Consolidated
-----------------                    -------------------------------------------  ---------  ---------   ------------  ------------
Operating revenues                    $ 1,325,470    $   893,782     $ 2,219,252  $ 100,803  $  14,199                 $  2,334,254
Operating income                           73,460         33,715         107,175     13,420      6,794                      127,389
Operating income taxes                    (12,162)        (3,944)        (16,106)     3,272    (18,188)                     (31,022)
Depreciation                               85,989         64,375         150,364      4,975        696                      156,035
Interest expense on long term debt         64,513         32,547          97,060      4,318     33,218                      134,596
Assets                                  3,407,751      1,722,725       5,130,476    151,905     61,768        333,759     5,677,908
Capital expenditures                      204,505        117,429         321,934     14,490                    23,350       359,774

                                                                                                         Reconciling
December 31, 1999                    NPC Electric  SPPC Electric  Total Electric     Gas     All Other   Eliminations  Consolidated
-----------------                    -------------------------------------------  ---------  ---------   ------------  ------------
Operating revenues                    $   977,262    $   259,440     $ 1,236,702  $  38,958  $   9,132                 $  1,284,792
Operating income                          116,983         40,047         157,030      3,175      2,656                      162,861
Operating income taxes                     19,943         10,177          30,120        425     (5,247)                      25,298
Depreciation                               80,644         27,060         107,704      2,128        243                      110,075
Interest expense on long term debt         64,454         11,415          75,869      1,326        299                       77,494
Assets                                  2,748,329      1,607,312       4,355,641    153,347    426,881        300,048     5,235,917
Capital expenditures                      223,963         51,798         275,761      7,051                    16,252       299,064

     The reconciliation of Capital expenditures for 2000 and 1999 represents capital expenditures of the discontinued water business. The reconciliation of segment assets at December 31, 2001, 2000, and 1999 to the consolidated total includes the following unallocated amounts:

                                                  2001      2000       1999
                                                -------- ---------- ----------
          Other property                        $      - $    1,998 $    2,661
          Cash                                    11,772      5,348      3,011
          Current assets- other                   50,862     29,852      3,103
          Other regulatory assets                 22,626     33,315     34,571
          Net assets - discontinued operations         -    261,479    256,365
          Deferred charges- other                     60      1,767        337
                                                -------- ---------- ----------
                                                $ 85,320 $  333,759 $  300,048
                                                ======== ========== ==========

Note 20. Subsequent Events

     On February 6, 2002, a dividend of $975,000 ($0.4875 per share) was declared on SPPC's preferred stock. The dividend is payable on March 1, 2002, to holders of record as of February 8, 2002.

     On February 6, 2002, SPR's Board of Directors declared a dividend on common stock of 20 cents per share, payable March 15, 2002, to shareholders of record at the close of business on February 22, 2002.

     On February 6, 2002, NPC's Board of Directors declared a $10 million dividend on NPC's common stock, all of which is held by SPR. On February 6, 2002, SPPC's Board of Directors declared a $10 million dividend on SPPC's common stock, all of which is held by SPR. Both dividends were paid on March 15, 2002.

NOTE 21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following figures are unaudited and include all adjustments necessary in the opinion of management for a fair presentation of the results of interim periods. Dollars are presented in thousands except per share amounts.

                                                                                Quarter Ended
                                                   March 31, 2001     June 30, 2001     September 30, 2001     December 31, 2001
   Operating Revenues                              $      737,926     $   1,155,462     $        1,971,900     $         723,442
                                                   ==============     =============     ==================     =================

   Operating Income                                $      (30,487)    $      78,294     $          122,190     $          52,872
                                                   ==============     =============     ==================     =================

   Income (loss) from continuing operations        $      (83,860)    $      27,549     $           80,409     $           5,768
   Income from discontinued operations                        381               641                      -                     -
   Gain on disposal of water business                           -            25,845                      -                     -
                                                   --------------     -------------     ------------------     -----------------
   Net income (loss)                               $      (83,479)    $      54,035     $           80,409     $           5,768
                                                   ==============     =============     ==================     =================

   Income (loss) per share-Basic:
     Income (loss) from continuing perations       $        (1.07)    $        0.35     $             0.89     $            0.06
     Income from discontinued operations                     0.01              0.01                      -                     -
     Gain on disposal of water business                         -              0.33                      -                     -
                                                   --------------     -------------     ------------------     -----------------
     Net income (loss)                             $        (1.06)    $        0.69     $             0.89     $            0.06
                                                   ==============     =============     ==================     =================

   Income (loss) per share-Diluted:
     Income (loss) from continuing operations      $        (1.07)    $        0.35     $             0.89     $            0.06
     Income from discontinued operations                     0.01              0.01                      -                     -
     Gain on disposal of water business                         -              0.33                      -                     -
                                                   --------------     -------------     ------------------     -----------------
     Net income (loss)                             $        (1.06)    $        0.69     $             0.89     $            0.06
                                                   ==============     =============     ==================     =================

                                                                                 Quarter Ended
                                                   March 31, 2000     June 30, 2000     September 30, 2000     December 31, 2000
   Operating Revenues                              $      392,649     $     474,312     $          868,174     $         599,119
                                                   ==============     =============     ==================     =================

   Operating Income                                $       57,193     $      15,144     $           19,074     $          35,978
                                                   ==============     =============     ==================     =================

   Income (loss) from continuing operations        $       17,251     $     (24,021)    $          (23,742)    $         (18,902)
   Income from discontinued operations                        927             3,830                  4,194                   683
                                                   --------------     -------------     ------------------     -----------------
   Net income (loss)                               $       18,178     $     (20,191)    $          (19,548)    $         (18,219)
                                                   ==============     =============     ==================     =================

   Income (loss) per share-Basic:
     Income (loss) from continuing operations      $         0.22     $       (0.31)    $            (0.30)    $           (0.24)
     Income from discontinued operations                     0.01              0.05                   0.05                  0.01
                                                   --------------     -------------     ------------------     -----------------
     Net income (loss)                             $         0.23     $       (0.26)    $            (0.25)    $           (0.23)
                                                   ==============     =============     ==================     =================

   Income (loss) per share-Diluted:
     Income (loss) from continuing operations      $         0.22     $       (0.31)    $            (0.30)    $            0.24)
     Income from discontinued operations                     0.01              0.05                   0.05                  0.01
                                                   --------------     -------------     ------------------     -----------------
     Net income (loss)                             $         0.23     $       (0.26)    $            (0.25)    $           (0.23)
                                                   ==============     =============     ==================     =================

NOTE 22. DERIVATIVES AND HEDGING ACTIVITIES (SPR, NPC, SPPC)

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

     On April 18, 2001, AB 369 was signed into law in Nevada. AB 369 reinstated deferred energy accounting by the Utilities effective March 1, 2001. (See Note 3
- Regulatory Actions, above.) As a result, fuel and purchased power expenses, including gains and losses on derivative instruments, are recoverable or payable through future rates. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," regulatory assets and liabilities are established to the extent that such derivative gains and losses are recoverable or payable through future rates. Because of this accounting treatment, the Utilities will not apply hedge accounting to their electricity and natural gas derivatives. However, SPR and the Utilities have adopted cash flow hedge accounting for other derivative instruments not subject to regulatory treatment. The transition adjustments resulting from adoption of SFAS No. 133 related to the other derivative instruments not subject to regulatory treatment was reported as the cumulative effect of a change in accounting principle in Other Comprehensive Income of SPR and the Utilities.

     SPR's and the Utilities' objective in using derivatives is to reduce exposure to energy price risk and interest rate risk. Energy price risks result from activities that include the generation, procurement and marketing of power and the procurement and marketing of natural gas. Derivative instruments used to manage energy price risk include forwards, options, and swaps. These contracts allow the Utilities to reduce the risks associated with volatile electricity and natural gas markets.

     Derivatives used to manage interest rate risk include interest rate swaps designed to moderate exposure to interest-rate changes and lower the overall cost of borrowing. At December 31, 2001, SPR had one interest rate swap related to $200 million of SPR floating rate notes maturing April 20, 2003. This interest rate swap is considered a completely effective cash flow hedge.

     At December 31, 2001, the fair value of the derivatives resulted in the recording of $347 million, $250 million and $97 million in risk management assets and $1.019 billion, $601 million and $410 million in risk management liabilities in the Consolidated Balance Sheets of SPR, NPC and SPPC, respectively. The fair values of the forward contracts and swaps are determined based on quotes obtained from independent brokers and exchanges. The fair values of options are determined using a pricing model which incorporates assumptions such as the underlying commodity's forward price curve, time to expiration, strike price, interest rates, and volatility. The use of different assumptions and variables in the model could have a significant impact on the valuation of the instruments.

     Due to the regulatory environment in which the Utilities operate, regulatory assets and liabilities are established to the extent that electricity and natural gas derivative gains and losses are recoverable or payable through future rates. Accordingly, at December 31, 2001, $664 million, $351 million and $313 million in net risk management regulatory assets were recorded in the Consolidated Balance Sheets of SPR, NPC, and SPPC, respectively. In addition, for the twelve months ended December 31, 2001, the unrealized gains and losses resulting from the change in the fair value of derivatives designated and qualifying as cash flow hedges for SPR, NPC, and SPPC were recorded in Other Comprehensive Income. Such amounts will be reclassified into earnings when the related transactions are settled or terminate. No amounts were reclassified into earnings during the twelve months ended December 31, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors

       The following is a listing of all the current directors of SPR, NPC and SPPC, and their ages as of December 31, 2001. There are no family relationships among them. Directors serve three-year terms with three (or four) terms of office expiring at each Annual Meeting, or until their successors have been elected and qualified.

Directors whose terms expire in 2002:

Krestine M. Corbin, 64

       President and Chief Executive Officer of Sierra Machinery, Incorporated since 1984 and a director of that company since 1980. She also serves on the Federal Reserve Board of San Francisco Board of Directors. Ms. Corbin has served as a Director of SPR since 1989, of SPPC since 1992, and was elected a Director of NPC in July 1999.

Fred D. Gibson, Jr., 73

       Retired Chairman, President and Chief Executive Officer, but remains as a director, of American Pacific Corporation, a manufacturer of chemicals and pollution abatement equipment and a real estate developer. Mr. Gibson has been affiliated with American Pacific Corporation and its predecessor, Pacific Engineering & Production Co., since 1956. He is also a director of Cashman Equipment Company. Mr. Gibson has served as a Director of NPC since 1978, and was elected a Director of SPR and SPPC in July 1999.

James L. Murphy, 71

       Certified Public Accountant and retired partner of and consultant to Grant Thornton L.L.P., an international accounting and management consulting firm. Mr. Murphy is the owner, independent trustee, and general partner of several real estate development projects and numerous rental properties. He is also a retired colonel in the United States Air Force Reserve. Mr. Murphy has served as a Director of SPPC since 1990, of SPR since 1992, and was elected a Director of NPC in July 1999.

Clyde T. Turner, 64

       Chairman and CEO of Turner Investments, Ltd., a general-purpose investment company, and several special-purpose real estate development companies known as Spectrum Companies in Las Vegas, Nevada. He is also a director of St. Rose Dominican Hospital and CapCure, and a member of the Environmental Advisory Committee to the Board of County Commissions, Clark County, Nevada. Mr. Turner is the retired Chairman and Chief Executive Officer of Mandalay Bay. He was elected a Director of SPR in November 2001.

Dennis E. Wheeler, 59

       Chairman, President and Chief Executive Officer of Coeur d'Alene Mines Corporation since 1986. Mr. Wheeler has served as a Director of SPR since 1990, of SPPC since 1992, and was elected a Director of NPC in July 1999.

Directors whose terms expire in 2003:

Edward P. Bliss, 69

       Consultant to Zurich Scudder Investments Co; retired partner, Loomis, Sayles & Company, Inc., an investment counsel firm in Boston, Massachusetts. He is also a Director of Seaboard Petroleum, Midland, Texas. Mr. Bliss has served as a Director of SPR since 1991, of SPPC since 1992, and was elected a Director of NPC in July 1999.

Mary Lee Coleman, 64

       President of Coleman Enterprises, a developer of shopping centers and industrial parks. She is also a director of First Dental Health. Ms. Coleman has served as a Director of NPC since 1980, and was elected a Director of SPR and SPPC in July 1999.

Theodore J. Day, 52

       Senior Partner, Hale, Day, Gallagher Company, a real estate brokerage and investment firm. Mr. Day has served as a Director of SPPC since 1986, of SPR since 1987, and was elected a Director of NPC in July 1999. He is also a Director of the W.M. Keck Foundation.

Jerry E. Herbst, 63

       Chief Executive Officer of Terrible Herbst, Inc., a gas station, car wash, convenience store chain; and Herbst Supply Co., Inc., a wholesale fuel distributor; family-owned businesses for which he has worked since 1959. He is also a partner of the Coast Resorts (hotel and casino industry). Mr. Herbst has served as a Director of NPC since 1990, and was elected a Director of SPR and SPPC in July 1999.

Directors whose terms expire in 2004:

James R. Donnelley, 66

       Partner, Stet & Query, Ltd., since June 2000. Retired, R.R. Donnelly & Sons Company since June 2000, Vice Chairman of the Board, R.R. Donnelley & Sons Company from July 1990 to June 2000, and a Director of that company since 1976. Mr. Donnelley was R.R. Donnelley and Sons' Group President, Corporate Development from June 1987 to July 1990, and Group President, Financial Printing Services Group from January 1985 to January 1988. He is also a Director of Pacific Magazines & Printing Limited, and Chairman of National Merit Scholarship Corporation. Mr. Donnelley has served as a Director of SPR since 1987, of SPPC since 1992, and was elected a Director of NPC in July 1999.

Walter M. Higgins, 57

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

John F. O'Reilly, 56

     Chairman and Chief Executive Officer of the law firm of Mangels, Butler, Marmaro & O'Reilly. He was formerly with the law firm of Keefer, O'Reilly, and Ferrario. Mr. O'Reilly is also Chairman and Chief Executive Officer of the O'Reilly Gaming Group and is on the Board of Trustees of Loyola Marymount University. Mr. O'Reilly has served as a Director of NPC since 1995, and was elected a Director of SPR and SPPC in July 1999.

     Messrs. Higgins and Murphy are Directors of Lands of Sierra, Inc.; Messrs. Day and Higgins are Directors of Tuscarora Gas Pipeline Company; Mr. Higgins is a Director of Sierra Pacific Communications, Sierra Water Development Company, Sierra Gas Holdings Company, Pinon Pine Corporation, Pinon Pine Investment Company, and GPSF-B. The Directors of e.three are Walter M. Higgins and Richard
J. Coyle. All of the above listed companies are subsidiaries of Sierra Pacific Resources, with the exception of Pinon Pine Corporation, Pinon Pine Investment Company, and GPSF-B, which are subsidiaries of Sierra Pacific Power Company.

     (b) Executive Officers

     The following are current executive officers of the companies indicated and their ages as of December 31, 2001. There are no family relationships among them. Officers serve a term which extends to and expires at the annual meeting of the Board of Directors or until a successor has been elected and qualified:

Walter M. Higgins, 57, Chairman, President and Chief Executive Officer, Sierra Pacific Resources

     See above description under Item 10(a), "Directors."

William E. Peterson, 54, Senior Vice President, General Counsel and Corporate Secretary, Sierra Pacific Resources

     Mr. Peterson was elected to his present position in January 1994, and holds the same positions with SPPC and NPC. He was previously Senior Vice President, Corporate Counsel for SPPC from July 1993 to January 1994. Prior to joining SPR in 1993, he served as General Counsel and Resident Agent for SPR since 1992, while a partner in the Woodburn and Wedge law firm. He was a partner in the Woodburn and Wedge law firm since 1982.

Mark A. Ruelle, 40, President, Nevada Power Company

     Mr. Ruelle was elected to his present position in May 2001. He was formerly Senior Vice President and Chief Financial Officer for SPR since December 2000, and held the same positions with SPPC and NPC. Prior to joining SPR, Mr. Ruelle was President of Westar Energy, a subsidiary of Western Resources in 1996, and before that, served as Vice President, Corporate Development for Western Resources in 1995. Mr. Ruelle was with Western Resources since 1987 and served in numerous positions in regulatory affairs, treasury, finance, corporate development, and strategy planning.

Jeffrey L. Ceccarelli, 46, President, Sierra Pacific Power Company

     Mr. Ceccarelli was elected to his present position in June 2000. He previously held the position of Vice President, Distribution Services, New Business, in July 1999 for SPPC and NPC. He was elected Vice President, Distribution Services for SPPC in February 1998. Prior to this, he served as Executive Director, Distribution Services. From January 1996 through January 1998, Mr. Ceccarelli was Director, Customer Operations. A civil engineer, Mr. Ceccarelli has been with SPPC since 1972.

Dennis D. Schiffel, 58, Senior Vice President and Chief Financial Officer, Sierra Pacific Resources

     Mr. Schiffel was elected to his current position in July 2001. Previously, he was vice President, Corporate Planning, for ARCO. He held various positions there, including investor relations, finance, planning and treasury at ARCO's parent company or operating units overseas.

Matt H. Davis, 45, Vice President, Transmission Services, Nevada Power Company

     Mr. Davis was elected to his present position in November 2001. He was formerly Vice President, Distribution Services for NPC. In the spring of 2000, he held a similar position forth both NPC and SPPC since July 1999. Previously he was Director, System Planning, and Division Director, System Planning and Operations for NPC. Mr. Davis has been with NPC since 1978.

Steven C. Oldham, 51, Senior Vice President, Energy Supply, Sierra Pacific Power Company and Nevada Power Company

     Mr. Oldham was elected to his current position in August 2001. Previously, he was Senior Vice President, Corporate Development and Strategic Planning. Previous to that, he was Vice President, Transmission Business Group and Strategic Development; Vice President, Information Resources, Corporate Redesign and Merger Transaction; Vice President, Regulation and Treasurer; and Treasurer and Director of Finance. Mr. Oldham has been with SPPC since 1976.

Victor H. Pena, 53, Senior Vice President and Chief Administrative Officer, Sierra Pacific Power Company and Nevada Power Company

     Mr. Pena was elected to his current position in May 2001. From 1998 to his appointment at SPPC and NPC, he held various executive positions at AGL Resources, Inc., in Atlanta, Georgia, including Vice President, Business Development, and Vice President, Financial Systems and Controller.

Mary O. Simmons, 46, Vice President, Rates and Regulatory Affairs, Sierra Pacific Power Company and Nevada Power Company

     Ms. Simmons was elected to her current position in May 2001. Previously she held the position of Controller for SPR since July 1999, and held the same position with SPPC and NPC. Her previous positions include: Director, Water Policy and Planning; Director, Budgets and Financial Services; and Assistant Treasurer, Shareholder Relations for SPR. Ms. Simmons is a certified public accountant and has been with SPR since 1985.

Douglas R. Ponn, 54, Vice President, Public Policy, Sierra Pacific Power Company and Nevada Power Company

     Mr. Ponn was elected to his present position in May 2001. Formerly he held the position of Vice President, Governmental and Regulatory Affairs, since July 1999 for both SPPC and NPC. Previously he was Executive Director, Governmental and Regulatory Affairs. Mr. Ponn has been with SPR since 1986.

Mary Jane Reed, 55, Vice President, Human Resources, Sierra Pacific Power Company and Nevada Power Company

     Ms. Reed was elected Vice President, Human Resources of SPPC in January 1997, and was named to the same position with NPC in July 1999. She was previously Vice President, Human Resources, Network Group for Bell Atlantic Corporation. Ms. Reed was with Bell Atlantic from 1968 - 1996 and, in addition to the Vice President's position, served as Director of Human Resources, Assistant to the President for Consumer Affairs, and several other managerial positions.

Richard K. Atkinson, 50, Treasurer and Investor Relations Officer, Sierra Pacific Resources

     Mr. Atkinson was elected to his current position in May 2001 and holds the same position with SPPC and NPC. He was formerly Treasurer of SPR, SPPC, and NPC in December 2000. Previously he held the positions of Assistant Treasurer, Executive Director, Finance, and other positions in the Finance Department. Mr. Atkinson has been with SPPC since 1980.

Michael R. Smart, 45, Vice President, Resource Management, Sierra Pacific Power Company and Nevada Power Company

     Mr. Smart was appointed to his present position in May 2001. He was formerly Acting Vice President, Resource Management, since October 2000. Previously he was Executive Director, Resource Management for SPPC and NPC effective August 1999. Prior to this, from February 1998, he served as Director, Electric Operations for SPPC. From August 1996 to February 1998, he was Director of Energy Sales. A registered electrical engineer in Nevada and California, Mr. Smart has been with SPPC since 1979 and has held numerous management positions in operations, engineering, and planning.

Paul Heagen, 49, Vice President, Marketing and Corporate Communications, Sierra Pacific Power Company and Nevada Power Company

     Mr. Heagen was appointed to his present position in 2001. He has held various positions at GTE Corporation in all areas of utility communications, marketing, public policy, crisis management, corporate branding, and communications strategy.

Carol Marin, 50, Vice President, Customer Service, Sierra Pacific Power Company and Nevada Power Company

     Ms. Marin was elected to her present position in May 2001. Previously she held the position of Director, Customer Information Systems Project for both companies from August 1999-May 2001. From 1977 until 1999, Ms. Marin served in a variety of management positions for SPPC in customer service, major accounts, and operations analysis. Ms. Marin has been with SPPC for 25 years.

Susan Brennan, 42, Vice President, Information Services, Sierra Pacific Power Company and Nevada Power Company.

     Ms. Brennan was elected to her present position in May 2001. Previously she held the position of Executive Director, Customer Service, from august 1999 to May 2001. From 1992 to 1999, Ms. Brennan served in various financial and industry restructuring positions. Ms. Brennan has been with NPC 10 years.

John Brown, 51, Controller, Sierra Pacific Resources

     Mr. Brown was elected to his present position in May 2001 and holds the same position at SPPC and NPC. Previously he held the position of Director, Corporate and Tax Accounting. Mr. Brown has held a variety of positions in SPR, including Compliance Officer, Director, Shareholder Relations, and Director, Internal Audit. Mr. Brown has been with SPR 21 years.

     Although all outstanding shares of SPPC's common stock are held by SPR and it is SPR's common stock which is traded on the New York Stock Exchange, SPPC has one series of non-voting preferred stock outstanding and registered under the Securities Exchange Act of 1934 ("the Act"). As a technical matter, SPPC is thus deemed an "issuer" for purposes of the Act whose officers are required to make filings with respect to beneficial ownership, if any, of those non-voting preferred securities. SPPC's officers, all of whom are currently reporting pursuant to Section 16(a) of the Act with respect to SPR's common stock, have filed reports with respect to SPPC's preferred stock, which reports show no past or current beneficial ownership of such preferred stock.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information about the compensation of the Chief Executive Officer that served in that position during 2001, and each of the four most highly compensated officers for services in all capacities to SPR and its subsidiaries. Also included is an individual who, although not an officer at the end of 2001, warranted inclusion due to compensation levels.

------------------------------------------------------------------------------------------------------------------------------------
                                          Annual Compensation                                 Long-Term Compensations
                                 ---------------------------------------------------------------------------------------------------
                                                                                      Awards                        Payout
                                                                          ----------------------------------------------------------
                                                                                             Securities
                                                                                             Underlying                  All Other
Name and Principal                                       Other Annual      Restricted Stock  Options/SARs LTIP Payouts Compensations
    Position               Year   Salary ($)  Bonus ($)  Compensation ($)     Awards ($)         (#)          ($)           ($)
      (a)                  (b)      (c)        (d)(2)        (e)(3)             (f)(4)         (g)(5)        (h)(6)       (i)(7)
------------------------------------------------------------------------------------------------------- ----------------------------
Walter M Higgings          2001  $  590,000  $       -    $    70,970       $         -          110,130   $        -   $   614,129
Chairman of the Board,     2000  $  215,151  $       -    $    33,690       $   256,000          400,000   $        -   $   411,758
President, and Chief
Executive Officer

Mark A. Ruelle             2001  $  280,962  $       -    $    28,108       $    62,080           66,520   $        -   $   109,437
President Nevada Power     2000  $  250,255  $       -    $    15,967       $         -                -   $   59,357   $    19,160
Company                    1999  $  196,654  $  86,658    $     7,389       $         -           61,292   $        -   $     8,565

Steven W. Rigazio/1/       2001  $  255,000  $       -    $       843       $         -           26,520   $        -   $   573,177
President, Nevada Power    2000  $  255,003  $       -    $    15,477       $         -                -   $   26,713   $   201,227
Company                    1999  $  262,075  $  81,700    $    60,654       $         -           36,260   $   27,712   $     6,811

William E. Peterson        2001  $  231,538  $       -    $    31,606       $         -           22,880   $        -   $    20,456
Senior Vice President      2000  $  216,203  $       -    $    25,943       $         -                -   $   59,357   $    20,926
General Counsel and        1999  $  200,000  $  83,053    $    20,727       $         -           80,168   $        -   $    11,974
Corporate Secretary


Jeffrey L. Cecarelli       2001  $  221,539  $       -    $    13,712       $         -           22,510   $        -   $    19,429
President, Sierra Pacific  2000  $  191,539  $       -    $    19,320       $         -                -   $   36,527   $    16,781
Power Company              1999  $  148,077  $  26,840    $     8,321       $         -           26,140   $        -   $     1,484

Steven C. Oldham           2001  $  219,039  $       -    $         -       $         -           20,800   $        -   $    19,775
Senior Vice President,     2000  $  186,584  $       -    $    13,750       $         -                -   $   36,527   $    19,678
Energy Supply              1999  $  151,058  $  26,840    $     8,859       $         -           41,286   $        -   $     7,970

------------------------------------------------------------------------------------------------------------------------------------

1. Mr. Rigazio was President of Nevada Power Company until the appointment of Mr. Ruelle to that position in May 2001.
2. The amounts presented for 1999 represent incentive pay received pursuant to SPR's "pay for performance" team incentive plan approved by stockholders in May, 1994. All of the amounts are reported in the year they were earned, although payment may have occurred in a subsequent reporting period. The Board of Directors elected not to grant payment of the 2000 and 2001 incentive pay to the executives.
3. For all of the executives listed these amounts represent Personal Time Off payouts.
4. As the result of a promotion, Mr. Ruelle was awarded a restricted stock grant of 4,000 shares with dividend equivalents. At December 31, 2001, the value of the grant was $60,200 at $15.05 per share. The grant will vest over a four year period at 25% per year.
     In 2000, Mr. Higgins was awarded a restricted stock grant of 16,000 shares with dividend equivalents. At December 31, 2001, the value of the grant was $240,800 at $15.05 per share. The grant will vest over a four year period in the following manner:

         September 2002             4,000 shares
         September 2003             4,000 shares
         September 2004             8,000 shares

5. As a result of the August 1, 1999 merger with Nevada Power Company, all SPR nonqualifying stock options outstanding as of that date were converted at a ratio of 1.44:1. For the pre-merger SPR executives, the 1999 option amounts include the number of new shares issued during the year, as well as the total number of shares that were converted for that employee. The 2000 Non-Qualified Stock Options were granted in August of 1999 and are therefore included in the 1999 amounts.

6. The Long-term incentive payouts for the SPR executives, for the three-year periods ended December 31, 1999 and December 31, 2001, were not approved for payment by the SPR Board of Directors; therefore, for these payouts, zero amounts are shown in 1999 for the pre-merger SPR executives, and in 2001 for all executives. In 1999, Nevada Power executives received a lump sum payout of all their performance shares as a result of the August 1, 1999 merger.

7.   Amounts for All Other Compensation include the following for 2001:

        -------------------------------------------------------------------------------------------------------------------
                                                  Walter M.    Mark A.     Steven W.    William E.   Jeffrey L.   Steven C.
                       Description                 Higgins     Ruelle       Rigazio      Peterson    Ceccarelli    Oldham
        -------------------------------------------------------------------------------------------------------------------
        Company contributions to the 401k         $  10,200   $   9,600    $  10,200    $    8,400   $   10,200   $  10,200
        deferred compensation plan

        Company paid portion of                   $   7,752   $   7,180    $   7,752    $    7,752   $    7,752   $   7,752
        Medical/Dental/Vision Benefits

        Company contributions to the                          $     646                 $    1,935
        nonqualified deferred compensation plan

        Imputed income on group term life         $   3,612   $     400    $     600    $      773   $      477   $     690
        insurance premiums paid by SPR

        Insurance premiums paid for executive     $   7,746   $     563                 $    1,596   $    1,000   $   1,133
        term life policies

        Moving Expense Reimbursement (includes    $ 418,211   $  91,048
        closing costs on sale of home)

        Additional Compensation upon Rehire       $  72,865

        Taxable Interest on Refund of             $  24,935
        Non-Qualified Pension Contribution

        Housing Allowance                         $  64,122

        Spouse Travel Expense Reimbursement       $   4,686

        Severance/Stay Agreement payments                                  $ 554,625

        Total                                     $ 614,129   $ 109,437    $ 573,177    $   20,456   $   19,429   $  19,775
        -------------------------------------------------------------------------------------------------------------------

Options/SAR Grants in Last Fiscal Year

         The following table shows all grants of options to the named executive officers of SPR in 2001. Pursuant to Securities and Exchange Commission (SEC) rules, the table also shows the present value of the grant at the date of grant.

         --------------------------------------------------------------------------------------------------------------
                                        Number of      Percent of Total
                                       Securities        Options/SAR's
                                       Underlying         Granted to      Exercise of
                                     Options/SAR's       Employees in      Base Price                       Grant Date
                    Name                Granted           Fiscal Year      ($/share)     Expiration Date  Present Value
                    (a)                 (b) (1)             (c) (2)            (d)             (e)           (f)(3)
         --------------------------------------------------------------------------------------------------------------
         Walter M. Higgins
           01/01/2001 Grant date           110,130              26.57%         $14.80      01/01/2011          $365,632

         Mark A. Ruelle
           01/01/2001 Grant date            26,520               6.40%         $14.80      01/01/2011          $ 88,046
           05/22/2001 Grant date            40,000               9.65%         $15.52      05/22/2011          $156,000

         Steven W. Rigazio
           01/01/2001 Grant date            26,520               6.40%         $14.80      01/01/2011          $ 88,046

         William E. Peterson
           01/01/2001 Grant date            22,880               5.52%         $14.80      01/01/2011          $ 75,962

         Jeffrey L. Ceccarelli
           01/01/2001 Grant date            22,510               5.43%         $14.80      01/01/2011          $ 74,733

         Steven C. Oldham
           01/01/2001 Grant date            20,800               5.02%         $14.80      01/01/2011          $ 69,056
         --------------------------------------------------------------------------------------------------------------

1. Under the SPR executive long-term incentive plan, the 2001 grants of nonqualifying stock options were made on January 1, 2001. One-third of these grants vest annually commencing one year after the date of the grant. An additional grant of 40,000 shares of nonqualifying stock options was made to Mr. Ruelle as the result of a promotion. This grant vests at a rate of one-quarter per year for four years beginning one year after the grant date of May 22, 2001.

2. The total number of nonqualifying stock options granted to all employees in 2001 was 414,530.

3. The hypothetical grant-date present values are calculated under the Black-Scholes Model. The Black-Scholes Model is a mathematical formula used to value options traded on stock exchanges. The assumptions used in determining the option grant date present values listed above include the stock's average expected volatility (32.31%), average risk free rate of return (5.32%), average projected dividend yield (4.99%), the stock option term (10 years), and an adjustment for risk of forfeiture during the vesting period (4 years at 3%). No adjustment was made for non-transferability.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table provides information as to the value of the options held by the named executive officers at year end measured in terms of the closing price of Sierra Pacific Resources common stock on December 31, 2001.

        -------------------------------------------------------------------------------------------------------------------
                                     Shares                 Number of Securities Underlying    Value of Unexercised in-the-
                                  Acquired on      Value      Unexercised Options/SARs at          money Options/SARs at
                 Name               Exercise     Realized          Fiscal Year-End                    Fiscal Year-End
                  (a)                  (b)         (c)                  (d)                                (e)
                                                            ---------------------------------------------------------------
                                                             Exercisable   Unexercisable       Exercisable    Unexercisable
        -------------------------------------------------------------------------------------------------------------------
        Walter M. Higgins                   -           -                -         510,130     $          -   $      27,533

        Mark A. Ruelle                      -           -           41,439          86,374     $          -   $       6,630

        Steven W. Rigazio                   -           -           16,406          46,374     $          -   $       6,630

        William E. Peterson                 -           -           60,317          42,734     $     16,768   $       5,720

        Jeffrey L. Ceccarelli               -           -           16,633          32,017     $          -   $       5,628

        Steven C. Oldham                    -           -           31,780          30,307     $      8,028   $       5,200
        -------------------------------------------------------------------------------------------------------------------

(e) Pre-tax gain. Value of in-the-money options based on December 31, 2001 closing trading price of $15.05 less the option exercise price.

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

         The following table provides information as to the performance shares granted to the named executive officers of Sierra Pacific Resources in 2001. Nonqualifying stock options granted to the named executives as part of the LTIP are shown in the table "Option/SAR Grants in Last Fiscal Year."

                ---------------------------------------------------------------------------------------------------------
                                                       Performance or           Estimated Future Payouts Under Non-Stock
                                          Number of     Other Period                     Price-Based Plans
                                                                         ------------------------------------------------
                                        Shares, Units     Until
                                          or Other      Maturation or
                          Name             Rights          Payout        Threshold ($)    Target ($)    Maximum ($)
                          (a)               (b)             (c)             (d)(1)          (e)(2)        (f)(3)
                ---------------------------------------------------------------------------------------------------------
                Walter M. Higgins          20,650         3 years        $  152,810      $ 305,620     $  534,835


                Mark A. Ruelle              4,970         3 years        $   36,778      $  73,556     $  128,723



                Steven W. Rigazio           4,970         3 years        $   36,778      $  73,556     $  128,723



                William E. Peterson         4,290         3 years        $   31,746      $  63,492     $  111,111



                Jeffrey L. Ceccarelli       4,220         3 years        $   31,228      $  62,456     $  109,298


                Steven C. Oldham            3,900         3 years        $   28,860      $  57,720     $  101,010
                ---------------------------------------------------------------------------------------------------------


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

Pension Plans

         The following table shows annual benefits payable on retirement at normal retirement age 65 to elected officers under SPR's qualified and non-qualified defined benefit plans based on various levels of remuneration and years of service which may exist at the time of retirement. The amounts below are based upon a maximum benefit of 60% of final average earnings used under the Supplemental Executive Retirement Plan. This maximum is reduced to 50% for any Officer who became a participant after November 1, 1999.

                    ---------------------------------------------------------------------------------------
                                               Annual Benefits for Years of Service Indicated
                                      ---------------------------------------------------------------------
                     Highest Average
                       Five-Years        15 Years      20 Years      25 Years      30 Years      35 Years
                      Remuneration
                    ---------------------------------------------------------------------------------------
                        $ 60,000         $ 27,000      $ 31,500      $ 36,000      $ 36,000      $ 36,000
                        $120,000         $ 54,000      $ 63,000      $ 72,000      $ 72,000      $ 72,000
                        $180,000         $ 81,000      $ 94,500      $108,000      $108,000      $108,000
                        $240,000         $108,000      $126,000      $144,000      $144,000      $144,000
                        $300,000         $135,000      $157,500      $180,000      $180,000      $180,000
                        $360,000         $162,000      $189,000      $216,000      $216,000      $216,000
                        $420,000         $189,000      $220,500      $252,000      $252,000      $252,000
                        $480,000         $216,000      $252,000      $288,000      $288,000      $288,000
                        $540,000         $243,000      $283,500      $324,000      $324,000      $324,000
                        $600,000         $270,000      $315,000      $360,000      $360,000      $360,000
                        $660,000         $297,000      $346,500      $396,000      $396,000      $396,000
                        $720,000         $324,000      $378,000      $432,000      $432,000      $432,000
                    ---------------------------------------------------------------------------------------

         SPR's noncontributory qualified retirement plan provides retirement benefits to eligible employees upon retirement at a specified age. Annual benefits payable are determined by a formula based on years of service and final average earnings consisting of base salary and incentive compensation. Remuneration for the named executives is the amount shown in columns (c) and (d) of the Summary Compensation Table. Pension costs of the retirement plan, to which SPR contributes 100% of the funding, are not and cannot be readily allocated to individual employees and are not subject to Social Security or other offsets.

         The years of credited service under the qualified retirement plan for the named executives are as follows: Mr. Higgins 5.5, Mr. Ruelle 4.7, Mr. Rigazio 17.4, Mr. Peterson 8.4, Mr. Ceccarelli 27.3, and Mr. Oldham 25.2.

         A supplemental executive retirement plan (SERP) and a restoration plan are also offered to the named executive officers. The SERP is intended to ensure the payment of a competitive level of retirement income to attract, retain and motivate selected executives. The Restoration Plan is intended to provide benefits to executive officers whose benefits cannot be paid under the qualified plan because of salary deferrals to the Non-Qualified Deferred Compensation Plan, IRS limitations on compensation that can be recognized by a qualified plan, and IRS limitations on benefits payable from a qualified plan.

         The years of credited service under the non-qualified SERP are as follows: Mr. Higgins 8.1, Mr. Ruelle 4.7, Mr. Rigazio 17.4, Mr. Peterson 16.4, Mr. Ceccarelli 27.3, and Mr. Oldham 25.2.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Stock of SPR

         The following table indicates the shares owned by Franklin Advisors, and Putnam Investments, the only investors known to Sierra Pacific Resources to be owners of more than 5 percent of any class of its voting stock as of March 11, 2002.

                          Name and Address of         Shares Beneficially
   Title of Class           Beneficial Owner                Owned                   Percent of Class
   --------------           ----------------                -----                   ----------------
   Common Stock            Franklin Advisors              9,978,000                     10.8%
                       777 Mariners Island Blvd.
                          San Mateo, Ca. 94404

   Common Stock             Putnam Investors              5,400,000                      5.3%
                         One Post Office Square
                           Boston, Ma. 02109

         The table below sets forth the shares of SPR Common Stock beneficially owned by each director, nominee for director, the Chief Executive Officer, and the four other most highly compensated executive officers. No director, nominee for director or executive officer owns, nor do the directors and executive officers as a group own, in excess of one percent of the outstanding Common Stock of SPR. Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to the shares shown.


                                     Common
                                     Shares
                                  Beneficially             Percent of Total Common
    Name of Director              Owned as of              Shares Outstanding as of
       or Nominee                March 11, 2002                 March 11, 2002
------------------------        ----------------       ------------------------------
Edward P. Bliss                         29,450
Mary L. Coleman                        150,634
Krestine M. Corbin                      22,271
Theodore J. Day                         36,130           No director or nominee
James R. Donnelley                      37,429           for director owns in excess
Fred D. Gibson Jr.                      24,095           of one percent.
Jerry E. Herbst                         15,479
Walter M. Higgins                       49,868
James L. Murphy                         34,268
John F. O'Reilly                        14,985
Clyde T. Turner                              0
Dennis E. Wheeler                       19,994
                                --------------
                                       434,603
                                ==============

                                          Common Shares
                                           Beneficially               Percent of Total Common
                                            Owned as of               Shares Outstanding as of
     Executive Officers                   March 11, 2002                   March 11, 2002
--------------------------------        ------------------           ----------------------------
Walter M. Higgins                               49,868
Steven W. Rigazio (1)                           16,406                No executive officer owns
Mark A. Ruelle                                  47,244                In excess of one percent
William E. Peterson                             88,294
Jeffrey L. Ceccarelli                           44,422
Steven C. Oldham                                55,891
                                                ------
                                               302,125
                                               =======
All directors and executive
officers as a group (a)(b)(c)                  862,753
                                               =======


(1) Mr. Rigazio was President of Nevada Power Company until the appointment of Mr. Ruelle to that position in May 2001.
(a) Includes shares/units acquired through participation in the Employee Stock Purchase Plan and/or the 401(k) plan.
(b) The number of shares beneficially owned includes: shares the Executive Officers currently have the right to acquire pursuant to stock options granted, and performance shares earned under the Executive Long-Term Incentive Plan. Shares beneficially owned pursuant to stock options granted to Messrs. Higgins, Rigazio, Peterson, Ruelle, Ceccarelli, Oldham, and directors and executive officers as a group are 0, 16,406, 80,029, 62,366, 30,210, 44,787, and 338,409 shares, respectively.
(c) Included in the shares beneficially owned by the Directors are 100,172 shares of "phantom stock" representing the actuarial value of the Director's vested benefits in the terminated Retirement Plan for Outside Directors. The "phantom stock" is held in an account to be paid at the time of the Director's departure from the Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management
----------------------------

         Mr. Peterson, formerly a partner with the law firm of Woodburn and Wedge, became Senior Vice President and General Counsel for Sierra Pacific Resources in 1993. Woodburn and Wedge, which has performed legal services for SPPC since 1920 and for Sierra Pacific Resources and all of its subsidiaries from their inception, continues to perform legal work for SPR. Mr. Peterson's spouse, an equity partner in the firm since 1982, has performed work for SPR since 1976 and continues to do so from time to time.

         Susan Oldham, a former employee of SPPC specializing in water resources law, planning and policy, accepted SPPC's voluntary severance offering in December 1995. Ms. Oldham is the spouse of Steven C. Oldham, Senior Vice President, Energy Supply, for NPC and SPPC. Ms. Oldham, a licensed attorney in Nevada and California, performed specialized legal services in the water resources area for SPR on a contract basis through June 2001.

Change in Control Agreements
----------------------------

         SPR has entered into change in control severance agreements with Walter M. Higgins, Jeffrey L. Ceccarelli, Steven C. Oldham, William E. Peterson, Mark A. Ruelle, Victor H. Pena, Dennis D. Schiffel, Mary

O. Simmons, Susan Brennan, Carol Marin, Paul Heagen, Richard K. Atkinson, John Brown, Douglas R. Ponn, Michael R. Smart, Matt H. Davis, and Mary Jane Reed. These agreements provide that, upon termination of the executive's employment within 24 or 36 months following a change in control of SPR (as defined in the agreement either (a) by SPR for reasons other than cause (as defined in the agreements), (b) death or disability, or (c) by the executive for good reason as defined in the agreement, including a diminution of responsibilities, compensation, or benefits (unless, with respect to reduction in salary or benefits, such reduction is applicable to all senior executives of SPR and the acquirer)), the executive will receive certain payments and benefits. These severance payments and benefits include (i) a lump sum payment equal to two or three times the sum of the executive's base salary and target bonus, (ii) a lump sum payment equal to the present value of the benefits the executive would have received had he continued to participate in SPR's retirement plans for an additional two or three years (or, in the case of SPR's Supplemental Executive Retirement Plan only, the greater of three years or the period from the date of termination until the executive's early retirement date, as defined in such plan), and (iii) continuation of life, disability, accident and health insurance benefits for a period of 24 or 36 months immediately following termination of employment. The agreements also provide that if any compensation paid, or benefit provided, to the executive, whether or pursuant to the change in control agreements, would be subject to the federal excise tax on "excess parachute payments," payments and benefits provided pursuant to the agreement will be cut back to the largest amount that would not be subject to such excise tax, if such cutback results in a higher after-tax payment to the executive. The Board of Directors entered into these agreements in order to attract and retain excellent management and to encourage and reinforce continued attention to the executives' assigned duties without distraction under circumstances arising from the possibility of a change in control of SPR. In entering into these agreements, the Board was advised by Towers Perrin, the national compensation and benefits consulting firm described above, and Skadden, Arps, Slate, Meagher & Flom, an independent outside law firm, to insure that the agreements entered into were in line with existing industry standards, and provided benefits to management consistent with those standards. The new contracts expire on December 31, 2003, unless renewed or replaced before that time.

Employment Agreements
---------------------

Walter M. Higgins

     On August 4, 2000, SPR elected Walter M. Higgins as President, Chief Executive Officer and Chairman of the Board under terms and conditions of an employment offer. The terms and conditions of that agreement essentially replicate Mr. Higgins' compensation and benefits package provided by his previous employer, AGL Resources, and make him whole for benefits and compensation lost, forgone, or otherwise forfeited as a result of his accepting employment with SPR.

     SPR engaged Towers Perrin to evaluate Mr. Higgins' offer prior to consummating it in order to assure that it was consistent with SPR policy to compensate its senior executives, including the Chief Executive Officer, at or near the midpoint of the competitive market for base salary and incentive compensation opportunities for executives of comparably sized companies in general industry.

     The employment agreement with Mr. Higgins provides for an annual base salary of $590,000, participation in SPR's short-term incentive program, at 65% of base pay, and participation in SPR's long-term incentive program approved by shareholders at 140% of base salary. Payments are based on corporate and personal performance targets established under terms and conditions of the plan. The agreement also provides that Mr. Higgins will be paid long-term incentives in accordance with the terms of the plan approved by shareholders in 1994, which contemplates a performance share grant of 13,200 shares effective January 2001, to be earned over a three-year period under performance measurements relating to financial performance and total shareholder return. Effective January 1, 2001, he also received 104,000 non-qualified stock options, which will vest at one-third per year. As with the officer group as a whole, the strike price will be fixed at the average daily closing price of the stock on the New York Stock Exchange for the 30-day period January 1-31. In addition, Mr. Higgins will be eligible to receive on a pro-rata basis (28 of 36 months) the 2000-2002 performance share grants, which are also earned based on targets relating to financial performance and total shareholder return. Mr. Higgins also received a one-time restricted stock grant of 16,000 shares with dividend equivalents, grossed-up for taxes, which will vest over a four-year period. Mr. Higgins is required to accumulate and maintain, over five years, two times annual compensation in SPR stock, and was also granted 400,000 non-qualified stock options at a strike price based on the closing stock price on the day he accepted employment with SPR, which will vest 25% per year or sooner if certain price threshold levels are met. Mr. Higgins is also eligible to participate in SPR's Supplemental Executive Retirement Plan and was provided credit for all previous years of service with SPR, plus all years served at AGL Resources or Louisville Gas & Electric, with benefits reduced by any qualified benefits received from that prior employment. Mr. Higgins was also provided $2,000,000 of life insurance coverage at SPR expense and is otherwise eligible to participate in all employer-sponsored health, pension, benefit, and welfare plans. In the event Mr. Higgins is terminated by SPR for any reason other than cause (as defined in the agreement), he will receive one year's base salary and annual incentive payment, subject to execution of an appropriate release and non-compete covenants. In the event of a termination resulting from a change in control, within 24 months following a change in control of SPR (as defined in the agreement either (a) by SPR for reasons other than cause (as defined in the agreement), (b) death or disability, or (c) by Mr. Higgins for good reason as defined in the agreement, including a diminution of responsibilities, compensation, or benefits (unless, with respect to reduction in salary or benefits, such reduction is applicable to all senior executives of SPR and the acquirer)), he will receive certain payments and benefits. This severance payment and benefit include (i) a lump sum payment equal to three times the sum of his base salary and target bonus, (ii) a lump sum payment equal to the present value of the benefits he would have received had he continued to participate in SPR's retirement plans for an additional three years (or, in the case of SPR's Supplemental Executive Retirement Plan only, the greater of three years or the period from the date of termination until the executive's early retirement date, as defined in such plan), and (iii) continuation of life, disability, accident and health insurance benefits for a period of 36 months immediately following termination of employment.

     Under the employment agreement, SPR will pay any additional amounts sufficient to hold Mr. Higgins harmless for any excise tax that might be imposed as a result of being subject to the federal excise tax on "excess parachute payments" or similar taxes imposed by state or local law in connection with receiving any compensation or benefits that are considered contingent on a change in control.

     A change in control for purposes of the Employment Agreement occurs (i) if SPR merges or consolidates, or sells all or substantially all of its assets, and less than 65% of the voting power of the surviving corporation is owned by those stockholders who were stockholders of SPR immediately prior to such merger or sale; (ii) any person acquires 20% or more of SPR's voting stock; (iii) SPR enters into an agreement or SPR or any person announces an intent to take action, the consummation of which would otherwise result in a change in control, or the Board of Directors of SPR adopts a resolution to the effect that a change in control has occurred; (iv) within a two-year period, a majority of the directors of SPR at the beginning of such period cease to be directors; or (v) the stockholders of SPR approve a complete liquidation or dissolution of SPR.

Steven W. Rigazio

     On August 31, 2000, SPR entered into an employment agreement with Steven W. Rigazio, President of Nevada Power. Under the terms of the agreement, Mr. Rigazio will be paid $255,000 in annual base salary, subject to adjustment if the Board determines that an adjustment is appropriate. In addition, Mr. Rigazio is entitled to receive annual incentive and long-term compensation in accordance with the terms and conditions of existing plans as apply to the officer group as a whole. If Mr. Rigazio becomes disabled during the course of his employment, he will be entitled to receive 100% of base salary for six months, and any annual incentive pay for which he would otherwise be eligible during the year he first went on disability. At the expiration of any short-term disability, Mr. Rigazio would be eligible for long-term disability under SPR's long-term disability plan and will continue to be covered by SPR's medical, vision and dental plans during all of such time and will continue to earn years of service under the Retirement Plan until age 65 at which time he will be required to retire. During such time, he will also receive life insurance benefits substantially similar to those he was entitled to receive before going on short-term disability or long-term disability. If Mr. Rigazio dies before age 55 (the Retirement Plan's earliest retirement date), his surviving spouse will be eligible to receive the Retirement Plan's pre-retirement death benefit at the time Mr. Rigazio would have become 55. If Mr. Rigazio dies while on short-term disability or long-term disability, his surviving spouse will be eligible for SERP benefits as if Mr. Rigazio were 62 and will be paid an annuity on the date of death, or when Mr. Rigazio would have reached age 55, whichever occurs later. In addition, SPR will continue to provide the Employee's spouse and eligible dependents all medical coverage so long as they are not covered by other plans. Mr. Rigazio died on December 27, 2001, and the payments described above were made.

David G. Barneby

     On June 19, 1999, Nevada Power, a wholly owned subsidiary of SPR, entered into a retention agreement effective on the date of the merger with David G. Barneby, Vice President, Generation, which provides him with benefits which he would have been entitled to receive had he voluntarily terminated his original May 13, 1998, employment agreement with SPR. The agreement provides, in addition to base pay and any incentive pay or long-term pay accrued during the period of his employment, an additional $600,890 in cash, payable in substantially equal quarterly installments commencing on October 1, 1999, and ending on July 31, 2002. If employment is terminated during the term or if the employee dies during the term, any remaining and unpaid installments shall be paid to the employee or to his heirs. If the employee is terminated or retires, then the employee shall, in addition, receive the economic equivalent to an enhancement of his retirement allowing for payment in cash of the present value of the average early retirement benefit calculated on the basis of the greater of actual age or age 55, and an additional five years of age or years of service or a combination thereof to maximize retiree medical benefits. The employee is also entitled to 24 months of employee health and life benefits in amounts substantially equivalent to those in effect immediately prior to termination. Mr. Barneby retired on January 1, 2002.

     In the event any payments or benefits or distributions thereof under the contract or any other agreements, policies, or plans of SPR would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code by reason of being considered contingent on a change of control, then the employee is entitled to receive an additional payment equal to such excise tax.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements, Financial Statement Schedules and Exhibits

                                                                                        Page
                                                                                        ----
1.    Financial Statements:
        Independent Auditors' Reports..............................................   83-84
        Consolidated Balance Sheets as of December 31, 2001 and 2000 ..............      85
        Consolidated Statements of Income for the Years Ended December 31,
          2001, 2000 and 1999 .....................................................      86
        Consolidated Statements of Comprehensive Income for the Years Ended
          December 31, 2001, 2000 and 1999 ........................................      87
        Consolidated Statements of Common Shareholders' Equity for the Years
          Ended December 31, 2001, 2000 and 1999 ..................................      87
        Consolidated Statements of Cash Flows for the Years Ended December
          31, 2001, 2000 and 1999 .................................................      88
        Consolidated Statements of Capitalization as of December 31, 2001
          and 2000 ................................................................   89-90
        Balance Sheets for Nevada Power Company as of December 31, 2001 and
          2000 ....................................................................      91
        Statements of Income for Nevada Power Company for the Years Ended
          December 31, 2001, 2000 and 1999 ........................................      92
        Statements of Cash Flows for Nevada Power Company for the Years Ended
          December 31, 2001, 2000 and 1999 ........................................      93
        Statements of Capitalization for Nevada Power Company as of December
          31, 2001 and 2000 .......................................................      94
        Consolidated Balance Sheets for Sierra Pacific Power Company as of
          December 31, 2001 and 2000 ..............................................      95
        Consolidated Statements of Income for Sierra Pacific Power Company
          for the Years Ended December 31, 2001, 2000 and 1999 ....................      96
        Consolidated Statements of Comprehensive Income for Sierra Pacific Power
          Company for the Years Ended December 31, 2001, 2000 and 1999 ............      97
        Consolidated Statements of Common Shareholders' Equity for Sierra
          Pacific Power Company for the Years Ended December 31, 2001,
          2000 and 1999 ...........................................................      97
        Consolidated Statements of Cash Flows for Sierra Pacific Power
          Company for the Years Ended December 31, 2001, 2000 and 1999 ............      98
        Consolidated Statements of Capitalization for Sierra Pacific
          Power Company as of December 31, 2001 and 2000 ..........................      99


        Notes to Financial Statements .............................................     100


2.      Financial Statement Schedules:
               Schedule II - Consolidated Valuation and Qualifying Accounts ....... 169-170

       All other schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules have been omitted because the information is not applicable.

3.   Exhibits:
          Exhibits are listed in the Exhibit Index on pages 171-189.

(b)  Reports on Form 8-K

     Form 8-K dated November 16, 2001, filed by SPR - Item 5, Other Events

     Disclosed that on November 16, 2001, SPR completed a public offering of $300,000,000 principal amount of its Premium Income Equity Securities at a price of $50 per unit with quarterly payments of an initial annual combined rate of 9%.

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

                         SIERRA PACIFIC RESOURCES
                         NEVADA POWER COMPANY
                         SIERRA PACIFIC POWER COMPANY

                         By  /S/ Walter M. Higgins
                            --------------------------------
                             Walter M. Higgins
                             Chairman, Chief Executive Officer and Director March 20, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sierra Pacific Resources, Nevada Power Company and Sierra Pacific Power Company and in the capacities indicated on the 20th day of March, 2002.

/S/              Dennis Schiffel                    /S/               John Brown
    ------------------------------------------          ------------------------------------------
                 Dennis Schiffel                                      John Brown
              Senior Vice President,                                  Controller
             Chief Financial Officer                        (Principal Accounting Officer)
          (Principal Financial Officer)

/S/               Edward P. Bliss                   /S/               Jerry E. Herbst
    ------------------------------------------          ------------------------------------------
                  Edward P. Bliss                                     Jerry E. Herbst
                      Director                                           Director

/S/               Mary Lee Coleman                  /S/               James L. Murphy
    ------------------------------------------          ------------------------------------------
                  Mary Lee Coleman                                    James L. Murphy
                      Director                                           Director

/S/               Krestine M. Corbin                /S/               John F. O'Reilly
    ------------------------------------------          ------------------------------------------
                  Krestine M. Corbin                                  John F. O'Reilly
                      Director                                           Director

/S/                Theodore J. Day                  /S/              Clyde T. Turner
    ------------------------------------------          ------------------------------------------
                   Theodore J. Day                                   Clyde T. Turner
                       Director                                           Director

/S/               James R. Donnelley                /S/              Dennis E. Wheeler
    ------------------------------------------          ------------------------------------------
                  James R. Donnelley                                 Dennis E. Wheeler
                       Director                                           Director

/S/               Fred D. Gibson, Jr.
    ------------------------------------------
                  Fred D. Gibson, Jr.
                       Director

                            Sierra Pacific Resources
          Schedule II - Consolidated Valuation and Qualifying Accounts
              For The Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in Thousands)

                                                         Provision for
                                                         Uncollectible
                                                           Accounts
                                                        ---------------
Balance at January 1, 1999                              $        5,890
  Provision charged to income                                    7,882
  Amounts written off, less recoveries                          (7,297)
                                                        --------------
Balance at December 31, 1999                                     6,475

Balance at January 1, 2000                                       6,475
  Provision charged to income (1)                               14,879
  Amounts written off, less recoveries                          (8,160)
                                                        --------------
Balance at December 31, 2000                                    13,194
                                                        ==============

Balance at January 1, 2001                                      13,194
  Provision charged to income (2)                               42,767
  Amounts written off, less recoveries                         (16,626)
                                                        --------------
Balance at December 31, 2001                            $       39,335
                                                        ==============



                              Nevada Power Company
          Schedule II - Consolidated Valuation and Qualifying Accounts
              For The Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in Thousands)

                                                         Provision for
                                                         Uncollectible
                                                           Accounts
                                                        ---------------
Balance at January 1, 1999                              $        2,429
  Provision charged to income                                    5,877
  Amounts written off, less recoveries                          (5,480)
                                                        --------------
Balance at December 31, 1999                                     2,826

Balance at January 1, 2000                                       2,826
  Provision charged to income (1)                               13,090
  Amounts written off, less recoveries                          (4,311)
                                                        --------------
Balance at December 31, 2000                                    11,605

Balance at January 1, 2001                                      11,605
  Provision charged to income (2)                               32,137
  Amounts written off, less recoveries                         (12,881)
                                                        --------------
Balance at December 31, 2001                            $       30,861
                                                        ==============

                          Sierra Pacific Power Company
          Schedule II - Consolidated Valuation and Qualifying Accounts
              For The Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in Thousands)

                                                                  Provision for
                                                                  Uncollectible
                                                                    Accounts
                                                               -----------------

        Balance at January 1, 1999                                 $    3,461
          Provision charged to income                                   2,005
          Amounts written off, less recoveries                         (1,817)
                                                                   ----------
        Balance at December 31, 1999                                    3,649

        Balance at January 1, 2000                                      3,649
          Provision charged to income (1)                               1,789
          Amounts written off, less recoveries                         (3,849)
                                                                   ----------
        Balance at December 31, 2000                                    1,589

        Balance at January 1, 2001                                      1,589
          Provision charged to income (2)                              10,630
          Amounts written off, less recoveries                         (3,745)
                                                                   ----------
        Balance at December 31, 2001                               $    8,474
                                                                   ==========

(1) Included in the provision charged to income in 2000 was $7.3 million and $0.3 million, respectively, for NPC and SPPC as reserves against receivables from California's Power Exchange and Independent System Operator.
(2) In 2001, the provision charge to income included $12.6 million and $1.2 million respectively, for NPC and SPPC as reserves against receivables from California's Power Exchange and Independent System Operator. The provision charge also included $.1 million and $.4 million respectively, for NPC and SPPC as reserves against receivables from Enron.

                          2001 FORM 10-K EXHIBIT INDEX

(a)  Exhibits Index

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

         . By-laws of Sierra Pacific Resources as amended through February 25, 2000 (filed as Exhibit 3(A) to Form 10-K for year ended December 31, 2000).

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

(4)  Sierra Pacific Resources

         . Amended and Restated Rights Agreement dated as of February 28, 2001 between Sierra Pacific Resources and Wells Fargo Bank Minnesota, N.A. as successor Rights Agent (filed as Exhibit 4.1 to Registration Statement on Form S-3 filed July 2, 2001, File No. 333-64438).

         . Purchase and Contract Agreement dated November 16, 2001, between Sierra Pacific Resources and The Bank of New York, relating to the Company's Premium Income Equity Securities (PIES) (filed as
              Exhibit 4.3 to Form 8-K dated November 16, 2001).

         . Corporate PIES Certificate (filed as Exhibit 4.4 to Form 8-K dated November 16, 2001).

         . Treasury PIES Certificate (filed as Exhibit 4.5 to Form 8-K dated November 16, 2001).

         . Pledge Agreement dated November 16, 2001, among Sierra Pacific Resources, Wells Fargo Bank Minnesota, N.A. and The Bank of New York (filed as Exhibit 4.6 to Form 8-K dated November 16, 2001).

         . Remarketing Agreement dated November 16, 2001, between Sierra Pacific Resources and Lehman Brothers, Inc. (filed as Exhibit 4.7 to Form 8-K dated November 16, 2001).

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

               . Global 8-3/4% Note due 2005 (filed as Exhibit 4.2 to Form 8-K dated May 22, 2000).

               . Officers' Certificate establishing the terms of the 8-3/4% Notes due 2005 (filed as Exhibit 4.3 to Form 8-K dated May 22, 2000).

               . 7.93% Senior Note due 2007 issued in connection with Sierra Pacific Resources PIES (filed as Exhibit 4.2 to Form 8-K dated November 16, 2001).

               . Officers' Certificate establishing the terms of the 7.93% Senior Notes due 2007 (filed as Exhibit 4.3 to Form 8-K dated November 16, 2001).

               . Fiscal and Paying Agency Agreement dated as of April 17, 2000 between Sierra Pacific Resources and Bankers Trust Company, relating to the Company's money market note program (filed as Exhibit 4(A) to Form 10-K for the year ended December 31, 2000).

               . Form of Global Floating Rate Note due April 20, 2002 in connection with the Company's money market note program (filed as Exhibit 4(B) to Form 10-K for year ended December 31, 2000).

               . Form of Global Floating Rate Note due April 20, 2003 in connection with the Company's money market note program (filed as Exhibit 4(C) to Form 10-K for year ended December 31, 2000).

     Nevada Power Company

          . General and Refunding Mortgage Indenture, dated as of May 1, 2001, between Nevada Power Company and The Bank of New York, as Trustee (filed as Exhibit 4.1(a) to Form 10-Q for the quarter ended June 30, 2001).

          . First Supplemental Indenture, dated as of May 1, 2001, establishing Nevada Power Company's 8.25% General and Refunding Mortgage Bonds, Series A, due June 1, 2011 (filed as Exhibit 4.1(b) to Form 10-Q for the quarter ended June 30, 2001).

          . Officer's Certificate establishing the terms of Nevada Power Company's 8.25% General and Refunding Mortgage Bonds, Series A, due June 1, 2011 (filed as Exhibit 4.1(c) to Form 10-Q for the quarter ended June 30, 2001).

          . Form of Nevada Power Company's 8.25% General and Refunding Mortgage Bonds, Series A, due June 1, 2011 (filed as Exhibit 4.1(d) to Form 10-Q for the quarter ended June 30, 2001).

          . *(A) Second Supplemental Indenture, dated as of October 1, 2001, establishing Nevada Power Company's General and Refunding Mortgage Notes, Floating Rate, Series B, due October 15, 2003.

          . *(B) Officer's Certificate establishing the terms of Nevada Power Company's General and Refunding Mortgage Notes, Floating Rate, Series B, due October 15, 2003.

          . *(C) Form of Nevada Power Company's General and Refunding Mortgage Notes, Floating Rate, Series B, due October 15, 2003.

          . Fiscal and Paying Agency Agreement, dated as of September 19, 2001, between Nevada Power Company and Bankers Trust Company, relating to the issuance and sale of Nevada Power Company's 6% Notes due 2003 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2001).

          . Form of Global Note due September 15, 2003, in connection with the issuance and sale of Nevada Power Company's 6% Notes due 2003 (filed as Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2001).

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

       . Form of Preferred Security Certificate for NVP Capital I and NVP Capital II dated March 1, 1997 (filed as Exhibit 4.11 to Form S-3, FileNo. 333-21091).

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

       . Form of Senior Unsecured Note Indenture between Nevada Power Company and IBJ Whitehall Bank & Trust Company dated as of March 1, 1999 (filed as Exhibit 4.1 to Form S-4, File No. 333-77325).

      . Supplemental Indenture No. 1 between Nevada Power Company and IBJ Whitehall Bank & Trust Company dated as of March 1, 1999 (including form of 6.20% Senior Unsecured Note, Series A due April 15, 2004) (filed as Exhibit 4.2 to Form S-4, File No. 333-77325).

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

 . Indenture of Mortgage and Deed of Trust providing for Nevada Power Company's First Mortgage Bonds, dated as of October 1, 1953 and Twenty-Eight Supplemental Indentures as follows:

      .     First Supplemental Indenture, dated as of August 1, 1954 (filed as
            Exhibit 4.2 to Form S-1, File No. 2-11440).

      . Instrument of Further Assurance dated April 1, 1956 to Indenture of Mortgage and Deed of Trust dated October 1, 1953 (filed as
            Exhibit 4.8 to Form S-1, File No. 2-12666).

      . Second Supplemental Indenture, dated as of September 1, 1956 (filed as Exhibit 4.9 to Form S-1, File No. 2-12566).

      .     Third Supplemental Indenture, dated as of May 1, 1959 (filed as
            Exhibit 4.13 to Form S-1, File No. 2-14949).

      .     Fourth Supplemental Indenture, dated as of October 1, 1960 (filed as
            Exhibit 4.5 to S-1, File No. 2-16968).

      .     Fifth Supplemental Indenture, dated as of December 1, 1961 (filed as
            Exhibit 4.6 to Form S-16, File No. 2-74929).

      .     Sixth Supplemental Indenture, dated as of October 1, 1963 (filed as
            Exhibit 4.6A to Form S-1, File No. 2-21689).

      .     Seventh Supplemental Indenture, dated as of August 1, 1964 (filed as
            Exhibit 4.6B to Form S-1, File No. 2-22560).

      .     Eighth Supplemental Indenture, dated as of April 1, 1968 (filed as
            Exhibit 4.6C to Form S-9, File No. 2-28348.

      .     Ninth Supplemental Indenture, dated as of October 1, 1969 (filed as
            Exhibit 4.6D to Form S-1, File No. 2-34588).

      .     Tenth Supplemental Indenture, dated as of October 1, 1970 (filed as
            Exhibit 4.6E to Form S-7, File No. 2-38314).

       . Eleventh Supplemental Indenture, dated as of November 1, 1972 (filed as Exhibit 2.12 to Form S-7, File No. 2-45728).

       . Twelfth Supplemental Indenture, dated as of December 1, 1974 (filed as Exhibit 2.13 to Form S-7, File No. 2-52350).

       . Thirteenth Supplemental Indenture, dated as of October 1, 1976 (filed as Exhibit 4.14 to Form S-16, File No. 2-74929).

       . Fourteenth Supplemental Indenture, dated as of May 1, 1977 (filed as Exhibit 4.15 to Form S-16, File No. 2-74929).

       . Fifteenth Supplemental Indenture, dated as of September 1, 1978 (filed as Exhibit 4.16 to Form S-16, File No. 2-74929).

       . Sixteenth Supplemental Indenture, dated as of December 1, 1981 (filed as Exhibit 4.17 to Form S-16, File No. 2-74929).

       . Seventeenth Supplemental Indenture, dated as of August 1, 1982 (filed as Exhibit 4.2 to Form 10-K, File No. 1-4698, Year 1982).

       . Eighteenth Supplemental Indenture, dated as of November 1, 1986 (filed as Exhibit 4.6 to Form S-3, File No. 33-9537).

       . Nineteenth Supplemental Indenture, dated as of October 1, 1989 (filed as Exhibit 4.2 to Form 10-K, File No. 1-4698, Year 1989).

       . Twentieth Supplemental Indenture, dated as of May 1, 1992 (filed as Exhibit 4.21 to Form S-3, File No. 33-53034).

       . Twenty-First Supplemental Indenture, dated as of June 1, 1992 (filed as Exhibit 4.22 to Form S-3, File No. 33-53034).

       . Twenty-Second Supplemental Indenture, dated as of June 1, 1992 (filed as Exhibit 4.23 to Form S-3, Filed No. 33-53034).

       . Twenty-Third Supplemental Indenture, dated as of October 1, 1992 (filed as Exhibit 4.23 to Form S-3, File No. 33-53034).

       . Twenty-Fourth Supplemental Indenture, dated as of October 1, 1992 (filed as Exhibit 4.23 to Form S-3, File No. 33-53034).

       . Twenty-Fifth Supplemental Indenture, dated as of January 1, 1993 (filed as Exhibit 4.23 to Form S-3, File No. 33-53034).

       . Twenty-Sixth Supplemental Indenture, dated as of May 1, 1995 (filed as Exhibit 4.2 to Form 10-K, File No. 1-4698, Year 1995).

       . Twenty-Seventh Supplemental Indenture dated as of as of July 1, 1999 (filed as Exhibit 4(C) to Form 10-K for year ended December 31, 1999).

         .  *(D) Twenty-Eighth Supplemental Indenture dated as of July 1, 2001.

Sierra Pacific Power Company

   . Indenture of Mortgage providing for Sierra Pacific Power Company's First Mortgage Bonds, dated as of December 1, 1940 (filed as Exhibit 7-A to Registration No. 2-7475).

        .   Ninth Supplemental Indenture, dated as of June 1, 1964 (filed as
            Exhibit 2-M to Registration No. 2-59509).

        . Tenth Supplemental Indenture, dated as of March 31, 1965 (filed as Exhibit 4-K to Registration No. 2-23932).

        . Eleventh Supplemental Indenture, dated as of October 1, 1965 (filed as Exhibit 4-L to Registration No. 2-26552).

        . Twelfth Supplemental Indenture, dated as of July 1, 1967 (filed as Exhibit 4-L to Registration No. 2-36982).

        . Sixteenth Supplemental Indenture, dated as of October 1, 1975 (filed as Exhibit 2-Y to Registration No. 2-53404).

        . Nineteenth Supplemental Indenture, dated as of April 1, 1978 (filed as Exhibit (4)(A) to the 1991 Form 10-K).

        . Twentieth Supplemental Indenture, dated as of October 1, 1978 (filed as Exhibit (4)(B) to the 1991 Form 10-K).

        . Twenty-Seventh Supplemental Indenture, dated as of August 1, 1989 (filed as Exhibit (4)(A) to the 1989 Form 10-K).

        . Twenty-Eighth Supplemental Indenture, dated as of May 1, 1992 (filed as Exhibit (4)(A) to the 1992 Form 10-K).

        . Twenty-Ninth Supplemental Indenture, dated as of June 1, 1992 (filed as Exhibit D to Form 8-K dated July 15, 1992).

        . Thirtieth Supplemental Indenture, dated as of July 1, 1992 (filed as Exhibit (4)(B) to the 1992 Form 10-K).

        . Thirty-First Supplemental Indenture, dated as of November 1, 1992 (filed as Exhibit (4)(C) to the 1992 Form 10-K).

        . Thirty-Second Supplemental Indenture, dated as of June 1, 1993 (filed as Exhibit 4.6 to Registration No. 33-69550).

        . Thirty-Third Supplemental Indenture, dated as of October 1, 1993 (filed as Exhibit C to Form 8-K dated October 20, 1993).

        . Thirty-Fourth Supplemental Indenture, dated as of February 1, 1996 (filed as Exhibit C to Form 8-K dated March 11, 1996).

     . Thirty-Fifth Supplemental Indenture, dated as of February 1, 1997 (filed as Exhibit C to Form 8-K dated March 10, 1997).

..    Indenture dated as of April 9, 1999 between SPPC Funding LLC and Bankers
     Trust Company of California, N.A. in connection with the issuance of California rate reduction bonds (filed as Exhibit 4(C) to Form 10-K for year ended December 31, 1999).

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

..    Collateral Trust Indenture dated June 1, 1992 between Sierra Pacific Power
     Company and Bankers Trust Company, as Trustee, relating to Sierra Pacific Power Company's medium-term note program (filed as Exhibit B to Form 8-K dated July 15, 1992).

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

(10) Sierra Pacific Resources, Nevada Power Company, and Sierra Pacific Power Company

         Sierra Pacific Resources

             . *(A) Credit Agreement dated as of November 30, 2001, among Sierra Pacific Resources, Union Bank of California, N.A., as Sole Bookrunner and Administrative Agent, Wells Fargo Bank, N4.A., as Syndication Agent, Bank One, NA, BNP Paribas and Mellon Bank, N.A., as Co-Documentation Agents, the Lenders party hereto from time to time, and Union Bank of California, N.A. and Wells Fargo Bank, N.A., as Co-Lead Arrangers relating to $75,000,000 credit facility.

             . *(B) Change in Control Agreement dated May 21, 2001, by and between Sierra Pacific Resources and Walter M. Higgins.

             . Walter M. Higgins Employment Letter dated August 4, 2000 (filed as Exhibit 10(B) to Form 10-K for the year ended December 31, 2000).

             . *(C) Change in Control Agreement dated May 21, 2001, by and among Sierra Pacific Resources and the following officers (individually): Jeffrey L. Ceccarelli, Steven C. Oldham, Victor H. Pena, William E. Peterson and Mark A. Ruelle in substantially the same form as the Change in Control Agreement dated May 21, 2001 by and between Sierra Pacific Resources and Dennis D. Schiffel.

             . *(D) Change in Control Agreement dated May 21, 2001, by and among Sierra Pacific Resources and the following officers (individually): Richard K. Atkinson, Susan Brennan, Matt H. Davis, Carol Elmore, Paul Heagen, Douglas R. Ponn, Mary O. Simmons and Mike Smart, in substantially the same form as the Change in Control Agreement dated May 21, 2001 by and between Sierra Pacific Resources and John E. Brown.

             . Sierra Pacific Resources' Executive Long-Term Incentive Plan (filed as Exhibit 99.1 to Form S-8 dated December 13, 1999).

             . Sierra Pacific Resources' Non-Employee Director Stock Plan (filed as Exhibit 99.2 to Form S-8 dated December 13, 1999).

             . Sierra Pacific Resources' Employee Stock Purchase Plan (filed as Exhibit 99.3 to Form S-8 dated December 13, 1999).

         Nevada Power Company

             . Asset Sale Agreement between Nevada Power Company and The AES Corporation dated as of May 10, 2000 for the Mohave Asset Bundle (filed as Exhibit (10)(C) to Form 10-K for the year ended December 31, 2000).

             . Transitional Power Purchase Agreement by and between Nevada Power Company and AES Mohave, LLC dated as of May 10, 2000 (filed as Exhibit (10)(D) to Form 10-K for the year ended December 31, 2000).

             . Asset Sale Agreement between Nevada Power Company, NRG Energy, Inc. and Dynegy Holdings Inc. for the Clark Asset Bundle dated as of November 16, 2000 (filed as Exhibit (10)(E) to Form 10-K for the year ended December 31, 2000).

            . Transitional Power Purchase Agreement by and between Nevada Power Company and Clark Power LLC dated as of November 16, 2000 (filed as Exhibit (10)(F) to Form 10-K for the year ended December 31, 2000).

            . Asset Sale Agreement between Nevada Power Company, NRG Energy, Inc. and Dynegy Holdings Inc. for the Reid Gardner Asset Bundle dated as of November 16, 2000 (filed as Exhibit (10)(G) to Form 10-K for the year ended December 31, 2000).

            . Transitional Power Purchase Agreement by and between Nevada Power Company and Reid Gardner Power LLC dated as of November 16, 2000 (filed as Exhibit (10)(H) to Form 10-K for the year ended December 31, 2000).

            . Asset Sale Agreement between Nevada Power Company and Pinnacle West Energy Corporation for the Harry Allen Asset Bundle, dated as of December 1, 2000 (filed as Exhibit (10)(I) to Form 10-K for the year ended December 31, 2000).

            . Transitional Power Purchase Agreement by and between Nevada Power Company and Pinnacle West Energy Corporation dated as of December 1, 2000 (filed as Exhibit (10)(J) to Form 10-K for the year ended December 31, 2000).

            . Asset Sale Agreement between Nevada Power Company and Reliant Energy Sunrise, LLC for the Sunrise/Sun-Peak Asset Bundle dated as of December 9, 2000 (filed as Exhibit (10)(K) to Form 10-K for the year ended December 31, 2000).

            . Transitional Power Purchase Agreement by and between Nevada Power Company and Reliant Energy Sunrise, LLC dated as of December 9, 2000 (filed as Exhibit (10)(L) to Form 10-K for the year ended December 31, 2000).

            . *(E) Credit Agreement, dated as of November 1, 2001, among Nevada Power Company, Union Bank of California, N.A., as Sole Bookrunner and Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, Bank One, NA, BNP Paribas and
                  Mellon Bank, N.A., as Co-Documentation Agents, the Lenders party hereto from time to time, and Union Bank of California, N.A. and Wells Fargo Bank, N.A., as Co-Lead Arrangers relating to $200,000,000 credit facility.

            . Letter of Credit and Reimbursement Agreement dated as of October 1, 1995 among Nevada Power Company, The Banks named therein, and Societe Generale, Los Angeles Branch (relating to the Clark County, Nevada $85,000,000 Industrial Development Refunding Revenue Bonds, Series 1995B; Clark County, Nevada $20,300,000 Pollution Control Refunding Revenue Bonds Series, 1995D; and Coconino County, Arizona Pollution Control Corporation $13,000,000 Pollution Control Refunding Revenue Bonds, Series 1995E) (filed as Exhibit 10.80 to Form 10-K, File No. 1-4698, Year 1995).

            . Letter of Credit and Reimbursement Agreement dated as of October 1, 1995 among Nevada Power Company, The Banks named therein, and Barclays Bank PLC, New York Branch (relating to Clark County, Nevada $44,000,000 Industrial Development Refunding Revenue Bonds, Series 1995C) (filed as Exhibit 10.81 to Form 10-K, File No. 1-4698, Year 1995).

            . Letter of Credit and Reimbursement Agreement dated as of April 12, 1994 between Nevada Power Company and Societe Generale, Los Angeles Branch and Amendment No. 1 thereto dated as of May 3, 1994 (relating to $60,000,000 Clark County, Nevada Floating Rate Weekly

                 Demand Industrial Development Revenue Bonds, Series 1989A) (filed as Exhibit 10.72 to Form 10-K, File No. 1-4698, Year
                 1994).

         . Reimbursement Agreement dated as of November 1, 1988 between the Fuji Bank, Limited and Nevada Power Company (relating to $25,000,000 Clark County, Nevada Floating Rate Weekly Demand Industrial Development Revenue Bonds, Series 1998) (filed as
                 Exhibit 10.43 to Form 10-K, File No. 1-4698, Year 1988).

         . Reimbursement Agreement dated as of December 1, 1985 between The Fuji Bank, Limited and Nevada Power Company (relating to Clark County, Nevada $44,000,000 Floating Rate Weekly Demand Industrial Development Revenue Bonds, Series 1985) (filed as
                 Exhibit 10.38 to Form 10-K, File No. 1-4698, Year 1986).

         . Guaranty Agreement dated as of March 1, 1974 between Nevada Power Company and Commerce Union Bank as Trustee (filed as
                 Exhibit 5.39 to Form 8-K, File No. 1-4698, April 1974).

         . Financing Agreement No. 1 between Clark County, Nevada and Nevada Power Company dated as of June 1, 2000 (Series 2000A) (filed as Exhibit 10(O) to Form 10-K for the year ended December 31, 2000).

         . Financing Agreement No. 2 between Clark County, Nevada and Nevada Power Company dated as of June 1, 2000 (Series 2000B) (filed as Exhibit 10(P) to Form 10-K for the year ended December 31, 2000).

         . Financing Agreement between Clark County, Nevada and Nevada Power Company dated November 1, 1997 (relating to Clark County, Nevada $52,285,000 Industrial Development Revenue Bonds, Series 1997A) (filed as Exhibit 10.83 to Form 10-K, File No. 1-4698, Year 1997).

         . Financing Agreement between Coconino County, Arizona Pollution Control Corporation and Nevada Power Company dated November 1, 1997 (relating to Coconino County, Arizona $20,000,000 Pollution Control Corporation Pollution Control Revenue Bonds, Series 1997B) (filed as Exhibit 10.84 to Form 10-K, File No. 1-4698, Year 1997).

         . Financing Agreement between Coconino County, Arizona Pollution Control Corporation and Nevada Power Company dated October 1, 1996 (relating to Coconino County, Arizona Pollution Control Corporation $20,000,000 Pollution Control Revenue Bonds, Series 1996) (filed as Exhibit 10.82 to Form 10-K, File 1-4698, Year 1996).

         . Financing Agreement between Clark County, Nevada and Nevada Power Company dated October 1, 1995 (relating to Clark County, Nevada $76,750,000 Industrial Development Revenue Bonds, Series 1995A) (filed as Exhibit 10.75 to Form 10-K, File No. 1-4698, Year 1995).

         . Financing Agreement between Clark County, Nevada and Nevada Power Company dated October 1, 1995 (relating to Clark County, Nevada $85,000,000 Industrial Development Refunding Revenue Bonds, Series 1995B) (filed as Exhibit 10.76 to Form 10-K, File No. 1-4698, Year 1995).

      . Financing Agreement between Clark County, Nevada and Nevada Power Company dated October 1, 1995 (relating to Clark County, Nevada $76,750,000 Industrial Development Revenue Bonds, Series 1995A and $44,000,000 Industrial Development Refunding Revenue Bonds, Series x 1995C) (filed as Exhibit 10.77 to Form 10-K, File No. 1-4698, Year 1995).

      . Financing Agreement between Clark County, Nevada and Nevada Power Company dated October 1, 1995 (relating to Clark County, Nevada $20,300,000 Pollution Control Refunding Revenue Bonds, Series 1995D) (filed as Exhibit 10.78 to Form 10-K, File No. 1-4698, Year
             1995).

      . Financing Agreement between Coconino County, Arizona Pollution\ Control Corporation and Nevada Power Company dated October 1, 1995 (relating to Coconino County, Arizona Pollution Control Corporation $13,000,000 Pollution Control Refunding Revenue Bonds, Series 1995E) (filed as Exhibit 10.79 to Form 10-K, File No. 1-4698, Year
             1995).

      . Financing Agreement between Clark County, Nevada and Nevada Power Company dated October 1, 1992 (Relating to Industrial Development Refunding Revenue Bonds, Series 1992C) (filed as Exhibit 10.67 to Form 10-K, File No. 1-4698, Year 1992).

      . Financing Agreement between Clark County, Nevada and Nevada Power Company dated June 1, 1992 (Relating to Clark County, Nevada $105,000,000 Industrial Development Revenue Bonds, Series 1992A) (filed as Exhibit 10.65 to Form 10-K, File No. 1-4698, Year 1992).

      . Financing Agreement between Clark County, Nevada and Nevada Power Company dated June 1, 1992 (Relating to Pollution Control Refunding Revenue Bonds, Series 1992B) (filed as Exhibit 10.66 to Form 10-K, File No. 1-4698, Year 1992).

      . Financing Agreement between Clark County, Nevada and Nevada Power Company dated as of November 1, 1988 (relating to Clark County, Nevada $25,000,000 Floating Rate Weekly Demand Industrial Development Revenue Bonds, Series 1988) (filed as Exhibit 10.42 to Form 10-K, File No. 1-4698, Year 1988).

      . Financing Agreement between Clark County, Nevada and Nevada Power Company dated as of December 1, 1985 (relating to Clark County, Nevada $44,000,000 Floating Rate Weekly Demand Industrial Development Revenue Bonds, Series 1985) (filed as Exhibit 10.37 to Form 10-K, File No. 1-4698, Year 1985).

      . Financing Agreement dated as of February 1, 1983 between Clark County, Nevada and Nevada Power Company (relating to Clark ounty, Nevada $78,000,000 Industrial Development Revenue Bonds, Series
             1983) (filed as Exhibit 10.36 to Form 10-K, File No. 1-4698, Year
             1985).

      . Plant Collective Bargaining Agreement dated February 1, 1998, effective through February 1, 2002 between Nevada Power Company and the International Brotherhood of Electrical Workers Local No. 396 (filed as Exhibit 10(Q) to Form 10-K for the year ended December 31, 2000).

      . Clerical Collective Bargaining Agreement dated February 1, 1998, effective through February 1, 2002 between Nevada Power Company and the International Brotherhood of Electrical Workers Local No. 396 (filed as Exhibit 10(R) to Form 10-K for the year ended December 31, 2000).

       . Generation Agreement dated as of June 25, 1999 between Nevada Power Company and the International Brotherhood of Electrical Workers Local No. 396 (filed as Exhibit 10(S) to Form 10-K for the year ended December 31, 2000).

       . Contract for Long-Term Power Purchases from Qualifying Facilities dated May 27, 1992 between Las Vegas Co-generation, Inc. and Nevada Power Company (filed as Exhibit 10.70 to Form 10-K, File No. 1-4698, Year 1993).

       . *(F) Western Systems Power Pool ("WSPP") Agreement effective March 1, 2002 between Nevada Power Company as a member of WSPP and the other members of the WSPP.

       . Contract A for Long-Term Power Purchases from Qualifying Facilities dated May 2, 1989 between Nevada Cogenerational Associates #1 (assigned from Bonneville Nevada Corporation) and Nevada Power Company (filed as Exhibit 10.47 to Form 10-K, File No. 1-4698, Year
           1989).

       . Contract B for Long-Term Power Purchases from a Qualifying Facility dated May 24, 1990 between Nevada Cogenerational Associates (assigned from Bonneville Nevada Corporation) and Nevada Power Company (filed as Exhibit 10.56 to Form 10-K, File No. 1-4698, Year 1990).

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

       . Reliability Management System Agreement dated June 18, 1999 by and between Western Systems Coordinating Council and Nevada Power Company (filed as Exhibit 10(U) to Form 10-K for the year ended December 31,
           2000).

       . *(G) Service Agreement No. 90 for Long-Term Firm Point-To-Point Transmission Service filed with the Federal Energy Regulatory Commission July 20, 2001 between Nevada Power Company and Reliant Energy Services, Inc.

       . *(H) Service Agreement Nos. 95 and 96 for Long-Term Firm Point-To-Point Transmission Service filed with the Federal Energy Regulatory Commission August 1, 2001 between Nevada Power Company and Calpine Corporation.

       . *(I) Service Agreement No. 97 for Long-Term Firm Point-To-Point Transmission Service filed with the Federal Energy Regulatory Commission August 1, 2001 between Nevada Power Company and Duke Energy Trading and Marketing.

       . *(J) Service Agreement Nos. 98 and 99 for Long-Term Firm Point-To-Point Transmission Service filed with the Federal Energy Regulatory Commission August 1, 2001 between Nevada Power Company and Mirant Americas Development, Inc.

       . *(K) Service Agreement No. 100 for Long-Term Firm Point-To-Point Transmission Service filed with the Federal Energy Regulatory Commission August 1, 2001 between Nevada Power Company and Pinnacle West Energy Company.

       . *(L) Service Agreement No. 101 for Long-Term Firm Point-To-Point Transmission Service filed with the Federal Energy Regulatory Commission August 1, 2001 between Nevada Power Company and Reliant Energy Services, Inc.

       . *(M) Service Agreement No. 102 for Long-Term Firm Point-To-Point Transmission Service filed with the Federal Energy Regulatory Commission August 3, 2001 between Nevada Power Company and Las Vegas Cogeneration II, LLC.

       . Sublease Agreement between Powveg Leasing Corp., as Lessor and Nevada Power Company as Lessee, dated January 1, 1984 for lease of administrative headquarters (the primary term of the sublease ends in 2014 and the lessee has the option to extend the term up to 25 additional years) (filed as Exhibit 10.31 to Form 10-K, File No. 1-4698, Year 1983).

     Sierra Pacific Power Company

       . Asset Sale Agreement between Sierra Pacific Power Company and NRG Energy, Inc. dated as of October 16, 2000 for the North Valmy Asset Bundle (filed as Exhibit (10)(V) to Form 10-K for the year ended December 31, 2000).

       . Transitional Power Purchase Agreement by and between Sierra Pacific Power Company and Valmy Power LLC dated as of October 16, 2000 (filed as Exhibit (10)(W) to Form 10-K for the year ended December 31,
           2000).

       . Asset Sale Agreement between Sierra Pacific Power Company and WPS Northern Nevada, LLC for the Tracy/Pinon Asset Bundle dated as of October 25, 2000 (filed as Exhibit (10)(X) to Form 10-K for the year ended December 31, 2000).

       . Transitional Power Purchase Agreement by and between Sierra Pacific Power Company and WPS Northern Nevada, LLC dated as of October 25, 2000 (filed as Exhibit (10)(Y) to Form 10-K for the year ended December 31, 2000).

       . Asset Purchase Agreement between Sierra Pacific Power Company and Truckee Meadows Water Authority dated as of January 15, 2001 (filed as Exhibit (10)(Z) to Form 10-K for the year ended December 31,
           2000).

       . *(N) Credit Agreement dated as of November 30, 2001, among Sierra Pacific Power Company, Union Bank of California, N.A., as Sole Bookrunner and Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, Bank One, NA, BNP Paribas and Mellon Bank, N.A., as Co-Documentation Agents, the Lenders party hereto from time to time, and Union Bank of California, N.A. and Wells Fargo Bank, N.A., as Co-Lead Arrangers relating to $150,000,000 credit facility.

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

       . *(O) Financing Agreement dated as of March 1, 2001 between Sierra Pacific Power Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2001.

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

       . Western Systems Power Pool ("WSPP") Agreement effective March 1, 2002 between Sierra Pacific Power Company as a member of WSPP and the other members of the WSPP (filed as Exhibit (10)(F) above).

       . General Transfer Agreement dated February 25, 1988 between Sierra Pacific Power Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration (filed as Exhibit (10)(E) to Form 10-K for the year ended December 31, 1988).

       . *(P) Amendatory Agreement No. 1 dated April 11, 1995 to General Transfer Agreement dated February 25, 1988 between Sierra Pacific Power Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration.

       . *(Q) Amendatory Agreement No. 2 dated July 5, 2000 to General Transfer Agreement dated February 25, 1988 between Sierra Pacific Power Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration.

       . *(R) Coal Sales Agreement dated January 1, 2002 between Sierra Pacific Power Company and Arch Coal Sales Company, Inc. (5 year term ending on December 31, 2006).

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

     Nevada Power Company

        . *(B) Statement regarding computation of Ratios of Earnings to Fixed Charges.

     Sierra Pacific Power Company

        . *(C) Statement regarding computation of Ratios of Earnings to Fixed Charges.

(21) Sierra Pacific Resources

        .    Nevada Power Company, a Nevada Corporation.
             Sierra Pacific Power Company, a Nevada Corporation.
             Great Basin Energy Company, a Nevada Corporation.
             Lands of Sierra, Inc., a Nevada Corporation.
             Nevada Electric Investment Company, a Nevada Corporation. Sierra Energy Company dba e.three, a Nevada Corporation. Sierra Gas Holdings Company, a Nevada Corporation.
             Sierra Pacific Energy Company, a Nevada Corporation.
             Sierra Pacific Resources Capital Trust I, a Delaware Business
             Trust.
             Sierra Pacific Resources Capital Trust II, a Delaware Business
             Trust.
             Sierra Water Development Company, a Nevada Corporation. Tuscarora Gas Pipeline Company, a Nevada Corporation. Tuscarora Gas Operating Company, a Nevada Corporation.

     Nevada Power Company

        .  Commonsite, Inc., a Nevada Corporation.
           NVP Capital I, a Delaware Business Trust.
           NVP Capital II, a Delaware Business Trust.

     Sierra Pacific Power Company

        .  Pinon Pine Company, a Nevada Corporation.
           Pinon Pine Investment Company, a Nevada Corporation.
           Pinon Pine Investment Co. LLC, a Nevada Limited Liability Company. GPSF-B, a Delaware Corporation.
           SPPC Funding LLC, a Delaware Limited Liability Company.
           Sierra Pacific Power Capital Trust I, a Delaware Business Trust.

(23) Sierra Pacific Resources

        . *(A) Consent of Independent Accountants in connection with the Sierra Pacific Resources' Registration Statements No. 333-77523 (Common Stock Investment Plan) on Form S-3, No. 333-92651 (Employees' Stock Ownership Plan, Executive Long-Term Incentive Plan, and Non-Employee Director Stock Plan) on Forms S-8, and No. 333-72160 (Post-Effective Amendment to Registration No. 333-80149 on Form S-3.