Form 10-Q
period 2002-03-31
SIERRA PACIFIC RESOURCES /NV/; SIERRA PACIFIC POWER CO; NEVADA POWER CO
filed 2002-05-14
CIK 741508, 90144, 71180

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

          Class                       Outstanding at May 9, 2002
Common Stock, $1.00 par value             102,110,536 Shares
  of Sierra Pacific Resources

Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $1.00 stated value, of Nevada Power Company.

Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $3.75 stated value, of Sierra Pacific Power Company.

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

================================================================================

                            SIERRA PACIFIC RESOURCES
                              NEVADA POWER COMPANY
                          SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORTS ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                    CONTENTS

                                                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

       SIERRA PACIFIC RESOURCES -
               Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001...............................     3

               Condensed Consolidated Statements of Operations - Three Months
                     Ended March 31, 2002 and 2001.........................................................................    4

               Condensed Consolidated Statements of Cash Flows - Three Months
                     Ended March 31, 2002 and 2001..........................................................................   5

       NEVADA POWER COMPANY -
               Condensed Balance Sheets - March 31, 2002 and December 31, 2001..............................................   6

               Condensed Statements of Operations - Three Months Ended March 31, 2002 and 2001..............................   7

               Condensed Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001..............................   8

       SIERRA PACIFIC POWER COMPANY -
               Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001.................................   9

               Condensed Consolidated Statements of Operations - Three Months
                     Ended March 31, 2002 and 2001..........................................................................  10

               Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001.................  11

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................................................................  12

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations........................  24
                     Sierra Pacific Resources Results of Operations.........................................................  28
                     Nevada Power Company Results of Operations.............................................................  31
                     Sierra Pacific Power Company Results of Operations.....................................................  36

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk...................................................  44

                                                         PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings............................................................................................  45

ITEM 4.        Submission of Matters to a Vote of Security Holders..........................................................  45

ITEM 5.        Other Information............................................................................................  45

ITEM 6.        Exhibits and Reports on Form 8-K.............................................................................  45

Signature Page..............................................................................................................  46

                                SIERRA PACIFIC RESOURCES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        2002                  2001
                                                                                     -----------           -----------
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                   $ 5,732,135           $ 5,683,296
    Less:  accumulated provision for depreciation                                      1,823,469             1,777,517
                                                                                     -----------           -----------
                                                                                       3,908,666             3,905,779
  Construction work-in-progress                                                          224,465               203,456
                                                                                     -----------           -----------
                                                                                       4,133,131             4,109,235
                                                                                     -----------           -----------
Investments in subsidiaries and other property, net                                      129,708               128,892
                                                                                     -----------           -----------

Current Assets:
  Cash and cash equivalents                                                              198,821                99,109
  Accounts receivable less provision for uncollectible accounts:
      2002-$41,432; 2001-$39,335                                                         339,285               394,489
  Deferred energy costs - electric                                                       171,637               333,062
  Deferred energy costs - gas                                                             19,805                19,805
  Income tax receivable                                                                  103,558                18,590
  Materials, supplies and fuel, at average cost                                           95,329                94,167
  Risk management assets (Note 10)                                                       262,673               286,509
  Other                                                                                   16,328                14,071
                                                                                     -----------           -----------
                                                                                       1,207,436             1,259,802
                                                                                     -----------           -----------
Deferred Charges:
  Goodwill                                                                               312,145               312,145
  Deferred energy costs - electric                                                       589,489               854,778
  Deferred energy costs - gas                                                             15,863                23,248
  Income tax receivable                                                                  304,013               355,659
  Regulatory tax asset                                                                   168,275               169,738
  Other regulatory assets                                                                106,586               102,959
  Risk management assets (Note 10)                                                        31,551                61,058
  Risk management regulatory assets - net (Note 10)                                      516,722               664,383
  Other                                                                                  136,184               139,417
                                                                                     -----------           -----------
                                                                                       2,180,828             2,683,385
                                                                                     -----------           -----------

                                                                                     $ 7,651,103           $ 8,181,314
                                                                                     ===========           ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity                                                        $ 1,377,650           $ 1,702,322
  Accumulated other comprehensive loss (Note 10)                                          (5,807)               (6,986)
  Preferred stock                                                                         50,000                50,000
  SPPC/ NPC obligated mandatorily redeemable preferred trust securities                  188,872               188,872
  Long-term debt                                                                       3,372,758             3,376,105
                                                                                     -----------           -----------
                                                                                       4,983,473             5,310,313
                                                                                     -----------           -----------
Current Liabilities:
  Short-term borrowings                                                                  246,672               177,000
  Current maturities of long-term debt                                                   121,895               122,010
  Accounts payable                                                                       208,891               265,250
  Accrued interest                                                                        73,067                37,565
  Dividends declared                                                                       1,057                 1,045
  Accrued salaries and benefits                                                           20,712                30,145
  Deferred taxes on deferred energy costs                                                 66,880               123,503
  Risk management liabilities (Note 10)                                                  690,813               855,301
  Other current liabilities                                                               20,721                15,678
                                                                                     -----------           -----------
                                                                                       1,450,708             1,627,497
                                                                                     -----------           -----------
Commitments & Contingencies (Note 11)

Deferred Credits:
  Deferred federal income taxes                                                          515,421               412,658
  Deferred investment tax credit                                                          51,084                51,947
  Deferred taxes on deferred energy costs                                                212,246               307,309
  Regulatory tax liability                                                                51,480                46,702
  Customer advances for construction                                                     107,604               108,179
  Accrued retirement benefits                                                             88,488                82,624
  Risk management liabilities (Note 10)                                                  123,017               163,636
  Other                                                                                   67,582                70,449
                                                                                     -----------           -----------
                                                                                       1,216,922             1,243,504
                                                                                     -----------           -----------

                                                                                     $ 7,651,103           $ 8,181,314
                                                                                     ===========           ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            SIERRA PACIFIC RESOURCES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                                                                Three months ended
                                                                                                    March 31,
                                                                                        -----------------------------------
                                                                                            2002                  2001
                                                                                        -------------         -------------
OPERATING REVENUES:
  Electric                                                                              $     580,569         $     639,450
  Gas                                                                                          55,083                64,165
  Other                                                                                         2,755                 2,630
                                                                                        -------------         -------------
                                                                                              638,407               706,245
                                                                                        -------------         -------------
OPERATING EXPENSES:
  Operation:
    Purchased power                                                                           281,483               352,808
    Fuel for power generation                                                                 130,773               186,225
    Gas purchased for resale                                                                   38,594                70,543
    Deferred energy costs disallowed                                                          434,123                    --
    Deferral of energy costs - electric - net                                                 (14,241)               18,329
    Deferral of energy costs - gas - net                                                        8,192               (18,144)
    Other                                                                                      72,030               104,299
  Maintenance                                                                                  16,907                18,304
  Depreciation and amortization                                                                48,199                39,033
  Taxes:
    Income taxes                                                                             (158,617)              (45,276)
    Other than income                                                                          11,715                10,611
                                                                                        -------------         -------------
                                                                                              869,158               736,732
                                                                                        -------------         -------------
OPERATING LOSS                                                                               (230,751)              (30,487)
                                                                                        -------------         -------------

OTHER INCOME:
  Allowance for other funds used during construction                                              657                  (536)
  Other income (expense) - net                                                                 (7,127)                1,269
                                                                                        -------------         -------------
                                                                                               (6,470)                  733
                                                                                        -------------         -------------
               Total Loss Before Interest Charges                                            (237,221)              (29,754)
                                                                                        -------------         -------------

INTEREST CHARGES:
  Long-term debt                                                                               58,800                40,222
  Other                                                                                         4,630                 7,882
  Allowance for borrowed funds used during construction and
    capitalized interest                                                                       (1,503)                  398
                                                                                        -------------         -------------
                                                                                               61,927                48,502
                                                                                        -------------         -------------
LOSS BEFORE SPPC/NPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                                      (299,148)              (78,256)
  Preferred dividend requirements of SPPC/NPC obligated
    mandatorily redeemable preferred trust securities                                           3,793                 4,729
                                                                                        -------------         -------------
LOSS BEFORE PREFERRED STOCK DIVIDENDS                                                        (302,941)              (82,985)
  Preferred stock dividend requirements of subsidiary                                             975                   875
                                                                                        -------------         -------------
LOSS FROM CONTINUING OPERATIONS                                                              (303,916)              (83,860)
                                                                                        -------------         -------------

DISCONTINUED OPERATIONS:
  Income from operations of water business disposed of (net of income taxes of
     $0 and $478 in 2002 and 2001, respectively)                                                   --                   381
                                                                                        -------------         -------------

NET LOSS                                                                                $    (303,916)        $     (83,479)
                                                                                        =============         =============

Loss per share - Basic and Diluted
    Loss from continuing operations                                                     $       (2.98)        $       (1.07)
    Income from discontinued operations                                                            --                  0.01
                                                                                        -------------         -------------
    Net loss                                                                            $       (2.98)        $       (1.06)
                                                                                        =============         =============

Weighted Average Shares of Common Stock Outstanding                                       102,110,536            78,475,217
                                                                                        =============         =============

Dividends Paid Per Share of Common Stock                                                $        0.20         $        0.25
                                                                                        =============         =============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            SIERRA PACIFIC RESOURCES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands) (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                -------------------------------
                                                                                      2002                 2001
                                                                                ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations before preferred dividends                    $ (302,941)          $  (82,985)
  Income from discontinued operations before preferred dividends                        --                  481
  Non-cash items included in income:
     Depreciation and amortization                                                  48,199               40,984
     Deferred taxes and deferred investment tax credit                              (4,713)               4,097
     AFUDC and capitalized interest                                                    537                  974
     Amortization of deferred energy costs                                           6,404                   --
     Write-off of deferred energy costs (net of taxes)                             282,181                   --
     Early retirement and severance amortization                                       752                  863
     Other non-cash                                                                 (3,976)               6,251
  Changes in certain assets and liabilities:
     Accounts receivable                                                            55,204              (61,627)
     Deferral of energy costs - electric                                            (7,410)              18,257
     Deferral of energy costs - gas                                                  1,437              (18,311)
     Materials, supplies and fuel                                                   (1,162)             (15,017)
     Other current assets                                                           (2,257)             (30,455)
     Accounts payable                                                              (56,359)              12,870
     Refund of income taxes                                                         79,333                   --
     Other current liabilities                                                      31,112                2,390
     Other - net                                                                        72                3,160
                                                                                ----------           ----------
Net Cash Flows from Operating Activities                                           126,413             (118,068)
                                                                                ----------           ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                   (85,543)             (62,813)
      AFUDC and other charges to utility plant                                        (537)                (974)
      Customer refunds for construction                                               (575)              (2,623)
      Contributions in aid of construction                                          16,148                6,768
                                                                                ----------           ----------
      Net cash used for utility plant                                              (70,507)             (59,642)
      Investments in subsidiaries and other property                                  (861)              (2,855)
                                                                                ----------           ----------
Net Cash Used in Investing Activities                                              (71,368)             (62,497)
                                                                                ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings                                             69,672              232,821
      Retirement of long-term debt                                                  (3,463)              (3,116)
      Dividends paid                                                               (21,542)             (20,813)
                                                                                ----------           ----------
Net Cash Provided by Financing Activities                                           44,667              208,892
                                                                                ----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           99,712               28,327
Beginning balance in Cash and Cash Equivalents                                      99,109               51,503
                                                                                ----------           ----------
Ending balance in Cash and Cash Equivalents                                     $  198,821           $   79,830
                                                                                ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid (received) during period for:
       Interest                                                                 $   39,629           $   31,086
       Income taxes                                                             $  (79,333)          $  (33,842)

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                              NEVADA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                                      MARCH 31,           DECEMBER 31,
                                                                                        2002                 2001
                                                                                     -----------          -----------
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                   $ 3,394,559          $ 3,356,584
    Less: accumulated provision for depreciation                                         957,309              928,939
                                                                                     -----------          -----------
                                                                                       2,437,250            2,427,645
  Construction work-in-progress                                                          148,812              134,706
                                                                                     -----------          -----------
                                                                                       2,586,062            2,562,351
                                                                                     -----------          -----------

Investment in Sierra Pacific Resources (Note 2)                                          285,571              309,259
Investments in subsidiaries and other property, net                                       13,626               12,721
                                                                                     -----------          -----------
                                                                                         299,197              321,980
                                                                                     -----------          -----------
Current Assets:
  Cash and cash equivalents                                                              115,403                8,505
  Accounts receivable less provision for uncollectible accounts:
      2002-$31,814; 2001-$30,861                                                         163,862              210,333
  Deferred energy costs - electric                                                       120,130              281,555
  Income tax receivable                                                                   19,523               18,590
  Materials, supplies and fuel, at average cost                                           47,163               48,511
  Risk management assets (Note 10)                                                       187,478              200,829
  Other                                                                                    8,885                6,698
                                                                                     -----------          -----------
                                                                                         662,444              775,021
                                                                                     -----------          -----------
Deferred Charges:
  Deferred energy costs - electric                                                       423,590              698,510
  Income tax receivable                                                                  286,298              295,818
  Regulatory tax asset                                                                   108,911              109,859
  Other regulatory assets                                                                 33,105               31,588
  Risk management assets (Note 10)                                                        23,850               49,493
  Risk management regulatory assets - net (Note 10)                                      285,794              351,264
  Other                                                                                   26,142               29,485
                                                                                     -----------          -----------
                                                                                       1,187,690            1,566,017
                                                                                     -----------          -----------

                                                                                     $ 4,735,393          $ 5,225,369
                                                                                     ===========          ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity including $285,571 and $309,259
     of equity in Sierra Pacific Resources in 2002 and 2001 (Note 2)                 $ 1,377,650          $ 1,702,322
  Accumulated other comprehensive income                                                     248                  520
  NPC obligated mandatorily redeemable preferred trust securities                        188,872              188,872
  Long-term debt                                                                       1,605,419            1,607,967
                                                                                     -----------          -----------
                                                                                       3,172,189            3,499,681
                                                                                     -----------          -----------
Current Liabilities:
  Short-term borrowings                                                                  198,929              130,500
  Current maturities of long-term debt                                                    19,265               19,380
  Accounts payable                                                                       151,057              202,555
  Accrued interest                                                                        33,732               19,310
  Dividends declared                                                                          77                   71
  Accrued salaries and benefits                                                            7,344               12,450
  Deferred taxes on deferred energy costs                                                 41,921               98,544
  Risk management liabilities (Note 10)                                                  432,300              522,508
  Other current liabilities                                                               19,940               17,710
                                                                                     -----------          -----------
                                                                                         904,565            1,023,028
                                                                                     -----------          -----------
Commitments & Contingencies (Note 11)

Deferred Credits:
  Deferred federal income taxes                                                          284,342              223,641
  Deferred investment tax credit                                                          23,125               23,533
  Deferred taxes on deferred energy costs                                                148,629              244,479
  Regulatory tax liability                                                                24,053               18,604
  Customer advances for construction                                                      60,985               61,454
  Accrued retirement benefits                                                             30,646               28,104
  Risk management liabilities (Note 10)                                                   61,813               78,558
  Other                                                                                   25,046               24,287
                                                                                     -----------          -----------
                                                                                         658,639              702,660
                                                                                     -----------          -----------

                                                                                     $ 4,735,393          $ 5,225,369
                                                                                     ===========          ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              NEVADA POWER COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          March 31,
                                                                                -------------------------------
                                                                                   2002                 2001
                                                                                ----------           ----------
OPERATING REVENUES:
  Electric                                                                      $  356,272           $  359,012

OPERATING EXPENSES:
  Operation:
    Purchased power                                                                176,066              201,822
    Fuel for power generation                                                       83,722              115,352
    Deferred energy costs disallowed                                               434,123                   --
    Deferral of energy costs-net                                                    (9,636)              11,308
    Other                                                                           39,986               50,772
  Maintenance                                                                       11,650               12,980
  Depreciation and amortization                                                     30,809               21,876
  Taxes:
    Income taxes                                                                  (156,423)             (30,464)
    Other than income                                                                6,734                6,050
                                                                                ----------           ----------
                                                                                   617,031              389,696
                                                                                ----------           ----------
OPERATING LOSS                                                                    (260,759)             (30,684)
                                                                                ----------           ----------

OTHER INCOME (EXPENSE):
  Equity in losses of Sierra Pacific Resources (Note 2)                             (2,932)             (28,137)
  Allowance for other funds used during construction                                   421                 (351)
  Other income (expense) - net                                                     (11,357)                 421
                                                                                ----------           ----------
                                                                                   (13,868)             (28,067)
                                                                                ----------           ----------
              Total Loss Before Interest Charges                                  (274,627)             (58,751)
                                                                                ----------           ----------

INTEREST CHARGES:
  Long-term debt                                                                    24,078               16,620
  Other                                                                              2,530                3,963
  Allowance for borrowed funds used during construction and
    capitalized interest                                                            (1,112)                 352
                                                                                ----------           ----------
                                                                                    25,496               20,935
                                                                                ----------           ----------

LOSS BEFORE NPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                           (300,123)             (79,686)
  Preferred dividend requirements of NPC obligated
    mandatorily redeemable preferred trust securities                                3,793                3,793
                                                                                ----------           ----------

NET LOSS                                                                        $ (303,916)          $  (83,479)
                                                                                ==========           ==========

Net Loss Per Share              - Basic (Note 2)                                $    (2.98)          $    (1.06)
                                                                                ==========           ==========
                                - Diluted (Note 2)                              $    (2.98)          $    (1.06)
                                                                                ==========           ==========

Weighted Average Shares of Common
     Stock Outstanding (000's) (Note 2)                                            102,111              78,475
                                                                                ==========          ==========

Dividends Paid Per Share of Common Stock (Note 2)                               $     0.20          $     0.25
                                                                                ==========          ==========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              NEVADA POWER COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           -----------------------------
                                                                             2002                2001
                                                                           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss before preferred dividends                                          $(303,916)          $ (83,479)
  Non-cash items included in income:
     Depreciation and amortization                                            30,809              21,876
     Deferred taxes and deferred investment tax credit                        (4,586)             (6,602)
     AFUDC and capitalized interest                                              692                 704
     Write-off of deferred energy costs (net of taxes)                       282,181                  --
     Other non-cash                                                             (555)             (6,317)
     Equity in losses of SPR (Note 2)                                          2,932              28,137
  Changes in certain assets and liabilities:
     Accounts receivable                                                      46,471             (73,318)
     Deferral of energy costs                                                  2,221              11,403
     Materials, supplies and fuel                                              1,348              (3,945)
     Other current assets                                                     (2,187)            (18,984)
     Accounts payable                                                        (51,497)             42,819
     Refund of income taxes                                                   79,333                  --
     Other current liabilities                                                11,545                 462
     Other - net                                                                 540               2,053
                                                                           ---------           ---------
Net Cash Flows from Operating Activities                                      95,331             (85,191)
                                                                           ---------           ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                             (65,685)            (42,718)
      AFUDC and other charges to utility plant                                  (692)               (703)
      Customer refunds for construction                                         (469)             (1,243)
      Contributions in aid of construction                                    13,592               1,309
                                                                           ---------           ---------
      Net cash used for utility plant                                        (53,254)            (43,355)
      Investments in subsidiaries and other property                            (950)                 --
                                                                           ---------           ---------
Net Cash Used in Investing Activities                                        (54,204)            (43,355)
                                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings                                       68,429              96,163
      Retirement of long-term debt                                            (2,663)             (2,380)
      Investment of SPR                                                       10,000                  --
      Dividends paid                                                          (9,995)                 --
                                                                           ---------           ---------
Net Cash Provided by Financing Activities                                     65,771              93,783
                                                                           ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         106,898             (34,763)
Beginning balance in Cash and Cash Equivalents                                 8,505              43,858
                                                                           ---------           ---------

Ending balance in Cash and Cash Equivalents                                $ 115,403           $   9,095
                                                                           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid (received) during period for:
       Interest                                                            $  14,104           $  15,508
       Income taxes                                                        $ (79,333)          $ (10,015)


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          SIERRA PACIFIC POWER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                                MARCH 31,          DECEMBER 31,
                                                                                   2002               2001
                                                                                ----------         -----------
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                              $2,337,576          $2,326,712
    Less:  accumulated provision for depreciation                                  866,160             848,578
                                                                                ----------          ----------
                                                                                 1,471,416           1,478,134
  Construction work-in-progress                                                     75,653              68,750
                                                                                ----------          ----------
                                                                                 1,547,069           1,546,884
                                                                                ----------          ----------

Investments in subsidiaries and other property, net                                 56,161              57,185
                                                                                ----------          ----------

Current Assets:
  Cash and cash equivalents                                                         29,186              11,772
  Accounts receivable less provision for uncollectible accounts:
    2002 - $9,618; 2001 - $8,474                                                   190,739             194,698
  Deferred energy costs - electric                                                  51,507              51,507
  Deferred energy costs - gas                                                       19,805              19,805
  Income tax receivable                                                             64,036                  --
  Materials, supplies and fuel, at average cost                                     44,689              42,290
  Risk management assets (Note 10)                                                  75,195              85,680
  Other                                                                              6,207               5,935
                                                                                ----------          ----------
                                                                                   481,364             411,687
                                                                                ----------          ----------
Deferred Charges:
  Deferred energy costs - electric                                                 165,898             156,268
  Deferred energy costs - gas                                                       15,863              23,248
  Income tax receivable                                                             12,008              41,040
  Regulatory tax asset                                                              59,364              59,879
  Other regulatory assets                                                           52,647              51,146
  Risk management assets (Note 10)                                                   7,701              11,565
  Risk management regulatory assets - net (Note 10)                                230,928             313,119
  Other                                                                             12,785              13,886
                                                                                ----------          ----------
                                                                                   557,194             670,151
                                                                                ----------          ----------

                                                                                $2,641,788          $2,685,907
                                                                                ==========          ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                   $  702,623          $  692,654
  Accumulated other comprehensive income                                               118                 247
  Preferred stock                                                                   50,000              50,000
  Long-term debt                                                                   922,270             923,070
                                                                                ----------          ----------
                                                                                 1,675,011           1,665,971
                                                                                ----------          ----------
Current Liabilities:
  Short-term borrowings                                                             47,743              46,500
  Current maturities of long-term debt                                               2,630               2,630
  Accounts payable                                                                  84,127              95,555
  Accrued interest                                                                  22,585               8,408
  Dividends declared                                                                   980                 974
  Accrued salaries and benefits                                                     11,117              15,466
  Deferred taxes on deferred energy costs                                           24,959              24,959
  Risk management liabilities (Note 10)                                            258,513             332,793
  Other current liabilities                                                          3,767               3,387
                                                                                ----------          ----------
                                                                                   456,421             530,672
                                                                                ----------          ----------
Commitments & Contingencies (Note 11)

Deferred Credits:
  Deferred federal income taxes                                                    220,735             178,533
  Deferred investment tax credit                                                    27,959              28,414
  Deferred taxes on deferred energy costs                                           63,617              62,831
  Regulatory tax liability                                                          27,427              28,098
  Customer advances for construction                                                46,619              46,725
  Accrued retirement benefits                                                       45,442              43,028
  Risk management liabilities (Note 10)                                             55,032              77,324
  Other                                                                             23,525              24,311
                                                                                ----------          ----------
                                                                                   510,356             489,264
                                                                                ----------          ----------

                                                                                $2,641,788          $2,685,907
                                                                                ==========          ==========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          SIERRA PACIFIC POWER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                              -------------------------------
                                                                                                 2002                 2001
                                                                                              ----------           ----------
OPERATING REVENUES:
  Electric                                                                                    $  224,297           $  280,438
  Gas                                                                                             55,083               64,165
                                                                                              ----------           ----------
                                                                                                 279,380              344,603
                                                                                              ----------           ----------
OPERATING EXPENSES:
  Operation:
       Purchased power                                                                           105,417              150,987
       Fuel for power generation                                                                  47,051               70,872
       Gas purchased for resale                                                                   38,594               70,543
       Deferral of energy costs - electric - net                                                  (4,605)               7,021
       Deferral of energy costs - gas - net                                                        8,192              (18,144)
       Other                                                                                      27,747               27,694
  Maintenance                                                                                      5,257                5,324
  Depreciation and amortization                                                                   17,116               16,849
  Taxes:
       Income taxes                                                                                4,901               (2,121)
       Other than income                                                                           4,776                4,394
                                                                                              ----------           ----------
                                                                                                 254,446              333,419
                                                                                              ----------           ----------
OPERATING INCOME                                                                                  24,934               11,184
                                                                                              ----------           ----------

OTHER INCOME (EXPENSE):
  Allowance for other funds used during construction                                                 236                 (184)
  Other income (expense) - net                                                                     2,970                 (486)
                                                                                              ----------           ----------
                                                                                                   3,206                 (670)
                                                                                              ----------           ----------
                Total Income                                                                      28,140               10,514
                                                                                              ----------           ----------

INTEREST CHARGES:
     Long-term debt                                                                               16,445               10,571
     Other                                                                                         1,142                2,960
     Allowance for borrowed funds used during construction and
      capitalized interest                                                                          (391)                  46
                                                                                              ----------           ----------
                                                                                                  17,196               13,577
                                                                                              ----------           ----------

INCOME (LOSS) BEFORE SPPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                                           10,944               (3,063)
     Preferred dividend requirements of SPPC obligated
      mandatorily redeemable preferred trust securities                                               --                  936
                                                                                              ----------           ----------

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS                                                          10,944               (3,999)

     Preferred dividend requirements                                                                 975                  875
                                                                                              ----------           ----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                                       9,969               (4,874)
                                                                                              ----------           ----------

DISCONTINUED OPERATIONS:
Income from operations of water business disposed of (net of income taxes of
   $0 and $478 in 2002 and 2001, respectively)                                                        --                  381
                                                                                              ----------           ----------

NET INCOME (LOSS)                                                                             $    9,969           $   (4,493)
                                                                                              ==========           ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          SIERRA PACIFIC POWER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                          -----------------------------
                                                                                            2002                 2001
                                                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations before preferred dividends                   $  10,944           $  (3,999)
    Income from discontinued operations before preferred dividends                               --                 481
    Non-cash items included in income:
        Depreciation and amortization                                                        17,116              18,800
        Deferred taxes and investment tax credits                                             6,918              10,697
        AFUDC and capitalized interest                                                         (155)                271
        Amortization of deferred energy costs                                                 6,404                  --
        Early retirement and severance amortization                                             752                 863
        Other non-cash                                                                       (1,152)                (73)
    Changes in certain assets and liabilities:
        Accounts receivable                                                                   3,959             (38,859)
        Deferral of energy costs - electric                                                  (9,631)              6,855
        Deferral of energy costs - gas                                                        1,437             (18,311)
        Materials, supplies and fuel                                                         (2,399)            (11,289)
        Other current assets                                                                   (272)            (11,522)
        Accounts payable                                                                    (11,428)            (26,241)
        Other current liabilities                                                            10,208               2,225
        Other-net                                                                             1,467               1,906
                                                                                          ---------           ---------
    Net Cash Flows from Operating Activities                                                 34,168             (68,196)
                                                                                          ---------           ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Additions to utility plant                                                              (19,858)            (20,095)
    AFUDC and other charges to utility plant                                                    155                (271)
    Customer refunds for construction                                                          (106)             (1,380)
    Contributions in aid of construction                                                      2,556               5,459
                                                                                          ---------           ---------
    Net cash used for utility plant                                                         (17,253)            (16,287)
    Disposal of subsidiaries and other property - net                                         1,025                 997
                                                                                          ---------           ---------
Net Cash Used in Investing Activities                                                       (16,228)            (15,290)
                                                                                          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term borrowings                                                         1,243              90,658
    Retirement of long-term debt                                                               (800)               (736)
    Investment by parent company                                                             10,000                  --
    Dividends paid                                                                          (10,969)               (975)
                                                                                          ---------           ---------
Net Cash (Used in) Provided by Financing Activities                                            (526)             88,947
                                                                                          ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    17,414               5,461
Beginning Balance in Cash and Cash Equivalents                                               11,772               5,348
                                                                                          ---------           ---------
Ending Balance in Cash and Cash Equivalents                                               $  29,186           $  10,809
                                                                                          =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during year for:
    Interest                                                                              $   3,019           $   9,139
    Income taxes                                                                                 --             (18,071)


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  MANAGEMENT'S STATEMENT  (SPR, NPC, SPPC)

         In the opinion of the management of Sierra Pacific Resources (SPR), Nevada Power Company (NPC), and Sierra Pacific Power Company (SPPC), the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the audited financial statements included in SPR's, NPC's, and SPPC's Combined Annual Report on Form 10-K for the year ended December 31, 2001.

         The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements of SPR include the accounts of SPR and its wholly owned subsidiaries, Nevada Power Company, Sierra Pacific Power Company, (collectively, the "Utilities"), Tuscarora Gas Pipeline Company (TGPC), Sierra Gas Holding Company (SGHC), Sierra Energy Company dba eo three (eo three), Sierra Pacific Energy Company (SPE), Lands of Sierra (LOS), Sierra Pacific Communications (SPC), Nevada Electric Investment Company (NEICO), and Sierra Water Development Company (SWDC). All significant intercompany transactions and balances have been eliminated in consolidation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The decision of the Public Utilities Commission of Nevada (PUCN) on NPC's deferred energy application to disallow $434 million of purchased fuel and power costs accumulated between March 1, 2001 and September 30, 2001 had a significant negative impact on the results of operations of SPR and NPC for the quarter ended March 31, 2002. Although that decision is being challenged by NPC in a lawsuit filed in Nevada state court, which is discussed in Note 9, Regulatory Events, the decision caused the two major national rating agencies to issue an immediate downgrade of the credit ratings on SPR's, NPC's and SPPC's debt securities (followed by further downgrades late in April), the market price of SPR's Common Stock fell substantially, NPC and SPPC were obliged within 5 business days of the downgrades to issue general and refunding mortgage bonds to secure their bank lines of credit, NPC was obliged to obtain a waiver and amendment from its credit facility banks before it was permitted to draw down on the facility, NPC and SPPC were no longer able to issue commercial paper, a number of NPC's power suppliers contacted NPC regarding its ability to pay the purchase price of outstanding contracts, an affiliate of Enron Corp. terminated its power supply agreements with the Utilities, and Morgan Stanley Capital Group Inc. terminated its power supply agreements with NPC. Several of the intervenors from NPC's deferred energy rate case have filed petitions with the PUCN for reconsideration of its decision, seeking additional disallowances ranging from $12.8 million to $488 million. An adverse decision on the petition for rehearing, or the approval of a significant disallowance in the pending deferred energy rate case of SPPC or in future cases filed by either Utility could further weaken the financial condition, liquidity, and capital resources of SPR, NPC, and SPPC. In particular, such a decision or decisions could cause further downgrades of debt securities by the rating agencies, could make it impracticable to access the capital markets, and could cause power suppliers to terminate purchased power contracts and seek liquidated damages. Under such circumstances, there can be no assurance that SPR, NPC, or SPPC will be able to remain solvent or continue operations without seeking protection under the bankruptcy laws.

         In response to the decisions by the PUCN in NPC's recent rate cases, SPR has implemented certain measures that will positively impact cash flow by $125 million in 2002. Two major transmission construction projects, discussed in the Form 10-K for the year ended December 31, 2001, have been delayed for a total capital preservation impact of $80.8 million. The delay in NPC's Centennial Plan has an impact of $46.4 million and delaying SPPC's Falcon to Gonder Project represents $34.4 million. An additional $28.9 million was reduced from the Utilities' capital budgets by curtailing or delaying other projects. The balance of the $125 million cash savings will be the result of various land sales. Additional cost-cutting actions by SPR may be necessary if SPR is unable to access the capital markets to raise funds and/or if SPPC receives an unfavorable decision in either its general or deferred energy rate cases.

         With respect to NPC's and SPPC's contracts for purchased power, NPC and SPPC purchase and sell electricity with their counterparties under the Western Systems Power Pool ("WSPP") agreement, which is an industry standard contract. The WSPP contract is posted on the WSPP website. These contracts provide that a material adverse change may give rise to a right to request collateral, which, if not provided within 3 business days, could cause a default. A request for collateral must be exercised within 30 days of the event becoming known. A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of the contract aggregated to a single liquidated amount due within 3 business days following the date the notice of termination is received. The mark to market value can be used to roughly approximate the termination payment at any point in time. The mark to market value for the Utilities as of May 9, 2002, was approximately $726 million.

         Several power suppliers have requested collateral from NPC and SPPC. On April 4, 2002, the Utilities sent a letter to their suppliers advising them that, assuming the Utilities could access the capital markets for secured debt and no other significant negative developments occurred, the Utilities expected to be able to honor their obligations under the power supply contracts. However, the Utilities noted that a simultaneous call for 100 percent mark-to-market collateral in the short-term would likely not be met. On April 24, 2002, the Utilities met with representatives of various suppliers to discuss SPR's and the Utilities' financial situation and plans, and indicated that they intended to propose extended payment terms for the above-market portions of existing power contracts. Such extended payment terms were proposed to NPC's suppliers in a letter dated May 2, 2002.

         SPR's future liquidity depends, in part, on SPPC's ability to pay dividends to SPR and on a restoration of NPC to financial stability. Further adverse developments at NPC or SPPC, including a material disallowance of deferred energy costs in SPPC's pending rate case or unsuccessful negotiations for extended payment terms with the Utilities' power suppliers, could render SPR's ability to continue to operate outside of bankruptcy uncertain.

         NPC's short-term liquidity depends significantly on the willingness of NPC's power suppliers to agree to defer payments for a portion of the amounts owed by NPC on purchased power contracts through the summer months of 2002. NPC's liquidity could also be significantly affected by any further disallowances of deferred energy costs upon any rehearing of the deferred energy rate case, by unfavorable rulings by the PUCN in future NPC rate cases, or by an unfavorable regulatory decision by the PUCN in SPPC's pending rate cases. Both S&P and Moody's have NPC's credit ratings on "negative watch", and any further downgrades could shut off NPC's access to the capital markets. Adverse developments with respect to any combination of the foregoing could cause NPC to become insolvent and would render NPC's ability to continue to operate outside of bankruptcy uncertain.

         SPPC's future liquidity depends, to a very large degree, on the outcome of its pending rate cases before the PUCN. In particular, a significant disallowance by the PUCN in the deferred energy rate case could result in further downgrades in SPPC's credit ratings, could adversely affect SPPC's ability to continue purchasing power and fuel, and could render SPPC's ability to continue to operate outside of bankruptcy uncertain.

         The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties discussed above.

         Also see Note 5, Dividend Restrictions, and Note 9, Regulatory Events.

RECLASSIFICATIONS

         Certain items previously reported for years prior to 2002 have been reclassified to conform to the current year's presentation. Net income and shareholders' equity were not affected by these reclassifications.

RECENT PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued three new pronouncements, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

         SFAS No. 142, adopted January 1, 2002, changed the accounting for goodwill from an amortization method to one requiring at least an annual review for impairment. Accordingly, upon adoption, SPR ceased amortization of goodwill. This change did not have a material effect on SPR's financial statements. SPR's Consolidated Balance Sheets include approximately $325.6 million of goodwill that is eligible for future recovery in rates charged to customers of SPR's regulated utility subsidiaries, NPC and SPPC. The amount and timing of the recovery of this goodwill will be determined by the outcome of general rate cases filed and to be filed by the Utilities with the PUCN. SPR's Consolidated Balance Sheets also include approximately $6.2 million of goodwill related to unregulated operations. SPR anticipates completing the impairment analysis related to this goodwill during the second quarter of 2002, at which time Management believes that this goodwill may be determined to be impaired. To the extent that the $6.2 million of goodwill is impaired, the impairment will be reported in the June 2002 financial statements as a cumulative effective change in accounting principle.

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

NOTE 2.  FINANCIAL STATEMENTS OF NEVADA POWER COMPANY  (NPC)

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

Non-NPC Financial Items on the NPC Financial Statements

NPC Balance Sheets:                                                      March 31, 2002          December 31, 2001
-------------------                                                      --------------          -----------------
                    Investment in Sierra Pacific Resources                  $285,571                  $309,259
                    Equity in Sierra Pacific Resources                      $285,571                  $309,259

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

NPC Statements of Operations:                                         Three Months Ended       Three Months Ended
-----------------------------                                         ------------------       ------------------
                                                                        March 31, 2002           March 31, 2001
                                                                      ------------------       ------------------
           Equity in Losses of Sierra Pacific Resources                    $(2,932)                 $(28,137)

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

NPC Statements of Cash Flow:                                          Three Months Ended       Three Months Ended
----------------------------                                          ------------------       ------------------
                                                                        March 31, 2002           March 31, 2001
                                                                      ------------------       ------------------
           Equity in Losses of Sierra Pacific Resources                     $2,932                   $28,137

         As in the statement of operations, the Equity in Losses of Sierra Pacific Resources reflects the three months of SPR net losses, after SPPC preferred stock dividends.

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

NOTE 3. SHORT-TERM BORROWINGS (SPR, NPC, SPPC)

SIERRA PACIFIC RESOURCES

         On April 3, 2002, SPR terminated its $75 million unsecured revolving credit facility in connection with the amendment of NPC's $200 million unsecured revolving credit facility, discussed below.

NEVADA POWER COMPANY

         On November 29, 2001, NPC put into place a $200 million unsecured revolving credit facility for working capital and general corporate purposes, including commercial paper backup. As a result of NPC's rate case decisions (discussed in Note 9 - Regulatory Events) and the credit downgrades by Standard & Poors (S&P) and Moody's, which occurred on March 29 and April 1, 2002, respectively, the Banks participating in NPC's credit facility determined that a material adverse change had occurred with respect to NPC, thereby precluding NPC from borrowing funds under its credit facility. The Banks agreed to waive the consequences of the material adverse change in a waiver letter and amendment that was executed on April 4, 2002. As required under the waiver letter and amendment, NPC issued and delivered its General and Refunding Mortgage Bond, Series C, due November 28, 2002, in the principal amount of $200 million, to the Administrative Agent for the credit facility.

         The waiver letter and amendment also provides that (i) NPC may not create or incur any liens on its properties to secure obligations to its power and/or commodity trading counterparties or power suppliers, (ii) in the event that NPC issues more than $250 million of its General and Refunding Mortgage Bonds, other than to secure NPC's 6.20% Senior Unsecured Notes, Series B due April 15, 2004, the principal amounts of such issuances will be applied as mandatory prepayments of the loans outstanding under the credit facility and the commitments under the facility will correspondingly be reduced, and (iii) the SPR credit facility be terminated.

         As of May 2, 2002, NPC had borrowed the entire $200 million of funds available under its credit facility to pay off maturing commercial paper. NPC's credit facility expires November 28, 2002.

         On March 31, 2002, NPC had a commercial paper balance outstanding of $198.9 million with a weighted average interest rate of 2.52%. In connection with the credit rating downgrades referenced above, NPC lost its A2/P2 commercial paper ratings and can no longer issue commercial paper. As discussed above, NPC paid off its maturing commercial paper with the proceeds of borrowings under its credit facility.

SIERRA PACIFIC POWER COMPANY

         On November 29, 2001, SPPC put into place a $150 million unsecured revolving credit facility for working capital and general corporate purposes, including commercial paper backup. Under this credit facility, SPPC was required, in the event of a ratings downgrade of its senior unsecured debt, to secure the facility with General and Refunding Mortgage Bonds. In satisfaction of its obligation to secure the credit facility, on April 8, 2002, SPPC issued and delivered its General and Refunding Mortgage Bond, Series B, due November 28, 2002, in the principal amount of $150 million, to the Administrative Agent for the credit facility. As of May 10, 2002, SPPC had borrowed the entire $150 million of funds available under its credit facility to, in part, pay off maturing commercial paper, maintaining a cash balance at SPPC. SPPC's credit facility expires on November 28, 2002.

         On March 31, 2002, SPPC had a commercial paper balance outstanding of $47.7 million with a weighted average interest rate of 2.49%. In connection with the credit ratings downgrades referenced above, SPPC lost its A2/P2 commercial paper ratings and can no longer issue commercial paper. As discussed above, SPPC paid off its maturing commercial paper with the proceeds of borrowings under its credit facility.

NOTE 4. LONG-TERM DEBT (SPR, NPC, SPPC)

         NPC's, SPPC's and SPR's aggregate annual amount of maturities for long-term debt for the next five years is shown below (in thousands of dollars):

                                                       SPR Holding Co.        SPR
                       NPC               SPPC          and Other Subs.    Consolidated
                 ----------------   ---------------   ----------------    --------------
      2002              $ 19,380           $ 2,630          $ 100,000(1)      $ 122,010

      2003               350,000            20,632            200,000           570,632

      2004               130,000             2,621                  -           132,621

      2005                     -             2,622            300,000           302,622

      2006                     -            52,629                  -            52,629
                 ----------------   ---------------   ----------------    --------------

    Subtotal             499,380            81,134            600,000         1,180,514

   Thereafter          1,127,967           844,566            345,068         2,317,601
                 ----------------   ---------------   ----------------    --------------

     Total            $1,627,347         $ 925,700          $ 945,068        $3,498,115
                 ================   ===============   ================    ==============

(1) On April 20, 2002, $100 million of SPR's floating rate notes matured and were paid in full. The floating rate notes were issued on April 20, 2000, and the net proceeds of the $100 million issue were used to make a capital contribution to NPC.

NEVADA POWER COMPANY

         On May 13, 2002, NPC issued a General and Refunding Mortgage Bond, Series D, due April 15, 2004, in the principal amount of $130 million, for the benefit of the holders of NPC's 6.20% Senior Unsecured Notes, Series B, due April 15, 2004. The Senior Unsecured Notes Indenture required that in the event that NPC issued debt secured by liens on NPC's operating property, in excess of 15% of its Net Tangible Assets or Capitalization (as both terms are defined in the Senior Unsecured Notes Indenture), NPC would equally and ratably secure the Senior Unsecured Notes. NPC triggered this negative pledge covenant on April 23, 2002 when it borrowed certain amounts under its recently secured credit facility.

NOTE 5.  DIVIDEND RESTRICTIONS  (SPR, NPC, SPPC)

         Since SPR is a holding company, substantially all of its cash flow is provided by dividends paid to SPR by NPC and SPPC on their common stock, all of which is owned by SPR. Since these two subsidiaries are public utilities, they are subject to regulation by state utility commissions which may impose limits on investment returns or otherwise impact the amount of dividends which may be paid by those companies. In addition, the terms of certain outstanding series of first mortgage bonds of NPC limit the cumulative amount of dividends that may be paid on its capital stock to the cumulative net earnings of NPC since 1953. At the present time, this restriction precludes NPC from making further payments of dividends on NPC's common stock and will continue to bar such payments until NPC has returned to profitability. The terms of certain of SPPC's first mortgage bonds contain a similar provision restricting the cumulative amount of dividends payable on SPPC's common stock to the cumulative net earnings available for dividends since 1977. This restriction currently exists for the benefit of three series of SPPC's first mortgage bonds, with an aggregate principal balance of $4.3 million as of April 30, 2002. SPPC expects to defease these bonds in the near future, thereby eliminating the SPPC first mortgage bond dividend restriction. In addition, the Credit Agreements of NPC and SPPC prohibit the payment of dividends on each Utility's common stock if that Utility is in default under the terms of its respective credit facility. Similarly, the Articles of Incorporation of SPPC contain restrictions on the payment of dividends on SPPC's common stock in the event of a default in the payment of dividends on SPPC's preferred stock and prohibit SPPC from declaring or paying any dividends on any shares of common stock except from the net income of SPPC, and its predecessor, available for dividends on common stock accumulated subsequent to December 31, 1955, less preferred stock dividends plus the sum of $500,000. Finally, the terms of NPC's trust preferred securities provide that no dividends may be paid on NPC's common stock if NPC has elected to defer payments on the junior subordinated debentures issued in conjunction with the trust preferred securities. Any of these provisions which restrict dividends payable by NPC or SPPC could adversely affect the liquidity of SPR.

NOTE 6.  EARNINGS PER SHARE  (SPR)

         SPR follows SFAS No. 128, "Earnings Per Share". The difference, if any, between Basic EPS and Diluted EPS would be due to common stock equivalent shares resulting from stock options, employee stock purchase plan, performance shares and a non-employee director stock plan. However, due to net losses for the three-month periods ended March 31, 2002 and 2001, these items are anti-dilutive. Common stock equivalents were determined using the treasury stock method.

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                              2002                  2001
                                                                          -------------         ------------
BASIC EPS
        Numerator
           Loss from continuing operations ($000)                         $    (303,916)        $    (83,860)
           Income from discontinued operations ($000)                                --                  381
                                                                          -------------         ------------
           Net loss ($000)                                                $    (303,916)        $    (83,479)
                                                                          =============         ============

        Denominator
           Weighted average number of shares outstanding                    102,110,536           78,475,217
                                                                          -------------         ------------
        Per-Share Amounts:
           Loss from continuing operations                                $       (2.98)        $      (1.07)
           Income from discontinued operations                                       --                 0.01
                                                                          -------------         ------------
           Net loss                                                       $       (2.98)        $      (1.06)
                                                                          =============         ============
DILUTED EPS
        Numerator
           Loss from continuing operations ($000)                         $    (303,916)        $    (83,860)
           Income from discontinued operations ($000)                                --                  381
                                                                          -------------         ------------
           Net loss ($000)                                                $    (303,916)        $    (83,479)
                                                                          =============         ============
        Denominator
           Weighted average number of shares outstanding
              before dilution                                               102,110,536           78,475,217
           Stock options(1)                                                      31,612                1,050
           Executive long term incentive plan- performance shares(1)             24,694               35,363
           Non-Employee Director stock plan(1)                                    9,355                5,885
           Employee stock purchase plan(1)                                        2,660                2,433
                                                                          -------------         ------------
                                                                            102,178,857           78,519,948
                                                                          -------------         ------------
        Per-Share Amounts(1):
           Loss from continuing operations                                $       (2.98)        $      (1.07)
           Income from discontinued operations                                       --                 0.01
                                                                          -------------         ------------
           Net loss                                                       $       (2.98)        $      (1.06)
                                                                          =============         ============

         (1) Because of net losses for the three-month periods ended March 31, 2002 and 2001, stock equivalents would be anti-dilutive. Accordingly, Diluted EPS for those periods are computed using the weighted average number of shares outstanding before dilution.

NOTE 7.  SEGMENT INFORMATION  (SPR)

         SPR operates three business segments providing regulated electric and natural gas services. NPC provides electric service to Las Vegas and surrounding Clark County. SPPC provides electric service in northern Nevada and the Lake Tahoe area of California. SPPC also provides natural gas service in the Reno-Sparks area of Nevada. Other segment information includes segments below the quantitative threshold for separate disclosure. On June 11, 2001, SPPC sold its water utility business. Accordingly, the water business is not included in the segment information below.

         Information as to the operations of the different business segments is set forth below based on the nature of products and services offered. SPR evaluates performance based on several factors, of which the primary financial measure is business segment operating income. Intersegment revenues are not material.

         Financial data for business segments is as follows (in thousands):

Three Months Ended            NPC              SPPC             Total
March 31, 2002             Electric          Electric          Electric            Gas            Other          Consolidated
------------------        ----------         ---------        ----------         -------        --------         ------------
Operating Revenues        $  356,272         $ 224,297        $  580,569         $55,083        $  2,755         $    638,407
                          ==========         =========        ==========         =======        ========         ============
Operating Income          $ (260,759)        $  23,401        $ (237,358)        $ 1,533        $  5,074         $   (230,751)
                          ==========         =========        ==========         =======        ========         ============

Three Months Ended           NPC               SPPC            Total
March 31, 2001            Electric           Electric         Electric             Gas            Other          Consolidated
------------------        ----------         ---------        ----------         -------        --------         ------------
Operating Revenues        $  359,012         $ 280,438        $  639,450         $64,165        $  2,630         $    706,245
                          ==========         =========        ==========         =======        ========         ============
Operating Income          $  (30,684)        $   6,089        $  (24,595)        $ 5,095        $(10,987)        $    (30,487)
                          ==========         =========        ==========         =======        ========         ============

NOTE 8.  DISCONTINUED OPERATIONS  (SPR, SPPC)

         As previously reported, SPPC closed the sale of its water business to the Truckee Meadows Water Authority on June 11, 2001. Accordingly, the water business is reported as a discontinued operation.

         Revenues from operations of the water business were $0 and $11.5 million for the three-month periods ended March 31, 2002, and March 31, 2001, respectively. The net income from operations of the water business, as shown in the Condensed Consolidated Statements of Operations of SPR and SPPC, includes preferred dividends of $0 and approximately $100,000 for the three-month periods ended March 31, 2002 and 2001, respectively. These amounts are not included in the revenues and income (loss) from continuing operations shown in the accompanying income statements.


NOTE 9.  REGULATORY EVENTS  (SPR, NPC, SPPC)

NEVADA MATTERS (NPC, SPPC)

NEVADA POWER COMPANY GENERAL RATE CASE (NPC)

         On October 1, 2001, NPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by Assembly Bill
(AB) 369, which was enacted by the Nevada legislature in April 2001. On December 21, 2001, NPC filed a Certification to its general rate filing updating costs and revenues pursuant to Nevada regulations. In the certification filing, NPC requested an increase in its general rates charged to all classes of electric customers designed to produce an increase in annual electric revenues of $22.7 million, which is an overall 1.7% rate increase. The application also sought a return on common equity ("ROE") for Nevada Power's total electric operations of 12.25% and an overall rate of return ("ROR") of 9.30%.

         On March 27, 2002, the PUCN issued its decision on the general rate application, ordering a $43 million revenue decrease with an ROE of 10.1% and ROR of 8.37%. The effective date for the decision was April 1, 2002. For the period ended March 31, 2002, the decision also resulted in the recognition of additional depreciation expense aggregating $7.9 million, and the reversal of approximately $5 million of previously recorded revenues related to SO2 Allowances. On April 15, 2002, NPC filed a petition for reconsideration with the PUCN. In the petition, NPC raised six issues for reconsideration: the treatment of revenues related to SO2 Allowances, in particular the calculation of the annual amortization amount, which appears to be in error; the adjustment for "excess" capital investment related to common facilities at the Harry Allen generating station; the rejection of adjustments to accumulated depreciation reserves related to the establishment of revised depreciation rates for transmission, distribution and common facilities; the delay in allowing NPC to recover its merger costs without the benefit of carrying charges; the finding that NPC has no need for and is entitled to zero funds cash working capital; and the establishment of a 10.1% ROE. At this time, NPC is not able to predict the outcome or the timing of a decision in this matter.

NEVADA POWER COMPANY DEFERRED ENERGY CASE (NPC)

         On November 30, 2001, NPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 through September 30, 2001. This application was mandated by AB
369. The application sought to establish a Deferred Energy Accounting Adjustment ("DEAA") rate to clear accumulated purchased fuel and power costs of $922 million and spread the cost recovery over a period of not more than three years.

         On March 29, 2002, the PUCN issued its decision on the deferred energy application, allowing NPC three years to collect $488 million but disallowing $434 million of purchased fuel and power costs. On April 11, 2002, NPC filed a lawsuit in First District Court of Nevada seeking to reverse portions of the decision of the PUCN denying the recovery of deferred energy costs incurred by NPC on behalf of its customers in 2001. NPC asserts that, as a result of the PUCN's decision, NPC's credit rating was reduced to below investment grade, SPR suffered a reduction in its equity market capitalization by approximately 41%, and the disallowed costs are effectively imposed upon SPR's shareholders.

         In its lawsuit, NPC alleges that the order of the PUCN is: in violation of constitutional and statutory provisions; made upon unlawful procedure; affected by other errors of law; clearly erroneous in view of the reliable, probative and substantial evidence on the whole record; arbitrary and capricious and characterized by abuse of discretion. NPC's lawsuit requests that the District Court reverse portions of the order of the PUCN and remand the matter to the PUCN with direction that the PUCN authorize NPC to immediately establish rates that would allow NPC to recover its entire deferred energy balance of $922 million, with a carrying charge, over three years. At this time, NPC is not able to predict the outcome or the timing of a decision in this matter.

         Various intervenors in NPC's deferred energy case before the PUCN have filed petitions with the PUCN for reconsideration of the order, seeking additional disallowances of between $12.8 million and $488 million. NPC cannot predict the outcome or timing of a decision regarding these petitions.

SIERRA PACIFIC POWER COMPANY GENERAL RATE CASE (SPPC)

         On November 30, 2001, SPPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by AB 369. On February 28, 2002, SPPC filed a certification to its general rate filing, updating costs and revenues pursuant to Nevada regulations. In the certification filing, SPPC requested an increase in its general rates charged to all classes of electric customers, which were designed to produce an increase in annual electric revenues of $15.9 million representing an overall 2.4% rate increase. The application also seeks an ROE for SPPC's total electric operations of 12.25% and an overall ROR of 9.42%. Public hearings for SPPC's general rate case began on April 8, 2002, and concluded on April 18. Various parties intervened in SPPC's general rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick Goldstrike Mines ("Barrick"), among others. The reduction of SPPC's revenue requirements proposed by the intervenors ranged from $8.0 million to $33.1 million. A decision is expected on or before June 1, 2002.

SIERRA PACIFIC POWER COMPANY DEFERRED ENERGY (SPPC)

         On February 1, 2002, SPPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001. This application was mandated by AB 369. The application seeks to establish a DEAA rate to clear accumulated purchased fuel and power costs of $205 million and spread the cost recovery over a period of not more than three years. It also seeks to recalculate the Base Tariff Energy Rate to reflect anticipated ongoing purchased fuel and power costs. The total rate increase resulting from the DEAA would amount to 9.8%. Public hearings began on April 29, 2002. Various parties have intervened in SPPC's deferred energy rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick, among others. Intervenors have proposed disallowances ranging from $40.4 million to $361 million. A decision is expected on or before June 1, 2002.

CUSTOMERS FILE UNDER AB661 (NPC, SPPC)

         AB 661, passed by the Nevada legislature in 2001, allows commercial and governmental customers with an average demand greater than 1 MW to select new energy suppliers. The Utilities would continue to provide transmission, distribution, metering and billing services to such customers. AB 661 requires customers wishing to choose a new supplier to receive the approval of the PUCN and meet public interest standards. In particular, departing customers must secure new energy resources that are not under contract to the Utilities, remaining customers or the Utility cannot be negatively impacted by the departure, and the departing customers must pay any deferred energy balances. The PUCN adopted regulations prescribing the criteria that will be used to determine if there will be negative impacts to remaining customers or the Utility. Certain limits are placed upon the departure of NPC customers until 2003; most significantly, the amount of load departing is limited to approximately 1100 MW in peak conditions. Customers must provide 180-day notice to the Utilities. AB 661 permitted customers to file applications with the PUCN beginning in the fourth quarter of 2001, and customers could begin to receive service from new suppliers by mid-2002.

         On January 10, 2002, Barrick, an approximately 130 MW SPPC customer, filed an application with the PUCN to exit the system of SPPC and to purchase energy, capacity and ancillary services from a provider other than SPPC. A stipulation filed on March 8, 2002 by SPPC and Barrick was rejected by the PUCN on March 29, 2002. The PUCN indicated a desire for more information regarding transmission access, the definition of a new electric resource, and the computation of exit fees. Subsequently, a second application was filed and later withdrawn by Barrick. At this point it is not known whether Barrick intends to refile its application.

         During May 2002, Rouse Fashion Show Management LLC, Coast Hotels and Casinos Inc., Station Casinos, Inc., Gordon Gaming Corporation, and MGM Mirage filed separate applications with the PUCN to exit the system of NPC and to purchase energy, capacity and ancillary services from a provider other than NPC. The loads of these customers aggregate 185 MW on peak. Hearings on these applications are scheduled for June and decisions anticipated in July. These customers are requesting to receive energy services from their new supplier in fall 2002. Another customer, approximately 70 MW of peak load, has filed a notice of intent to leave the system with an anticipated departure date of late 2002; their application can be filed in mid May.

CALIFORNIA MATTERS (SPPC)

RATE STABILIZATION PLAN

         SPPC serves approximately 44,500 customers in California. On June 29, 2001, SPPC filed with the CPUC a Rate Stabilization Plan, which includes two phases. Phase One, which was also filed June 29, 2001, is an emergency electric rate increase of $10.2 million annually or 26%. If granted, the typical residential monthly electric bill for a customer using 650 kilowatt-hours would increase from approximately $47.12 to $60.12. On August 14, 2001, a pre-hearing conference was held, and a procedural order was established. On September 27, the Administrative Law Judge issued an order stating that no interim or emergency relief could be granted until the end of the "rate freeze" period mandated by the California restructuring law for recovery of stranded costs. In accordance with the judge's request, on October 26, 2001, SPPC filed an amendment to its application declaring the rate freeze period to be over. On December 5 and 11, 2001, hearings were held and on January 11, 2002 and January 25, 2002 opening briefs and reply briefs were filed. A draft decision is expected by the end of the second quarter of 2002.

         Phase Two of the Rate Stabilization Plan was filed with the CPUC on April 1, 2002, and includes a general rate case and requests the CPUC to reinstate the Energy Cost Adjustment Clause, which would allow SPPC to file for periodic rate adjustments to reflect its actual costs for wholesale energy supplies. Phase Two also includes a proposal to terminate the 10% rate reduction mandated by AB 1890, but does not include a performance -based rate-making proposal. This request was for an overall increase in revenues of 17.1%, or $8.9 million annually.

FERC MATTERS (SPPC, NPC)

PRICE MITIGATION PLAN

         On June 19, 2001, the FERC adopted a price mitigation plan applicable to spot market wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. The price mitigation plan establishes a mechanism with which to determine the maximum amount that may be charged for power sold during this period. The intent of the mitigation plan is to simulate the price that might be charged for electricity sold under competitive market conditions. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the WSCC for the duration of the mitigation plan. Management believes that, under certain market conditions, the FERC plan adversely affects the availability of spot market power to the Utilities and reduces the price at which the Utilities can sell power on the wholesale market. Another potential result from these price mitigation measures could be the delay and/or cancellation of proposed power plants throughout the western United States. If these results occur, the long-term supply of energy could be reduced. Numerous parties, including NPC and several northwest utilities, appealed the June 19 and July 25, 2001 orders from the FERC to the District of Columbia Court of Appeals on the basis that the price caps are unfair to electric customers who reside outside of California. In a report to Congress on January 31, 2002, the FERC said the price mitigation plan had little if any influence on prices at which Western utilities were able to resell power. SPR is not persuaded by the FERC's report and continues to pursue its appeal. Hearings began on May 1, 2002, with a decision expected in May 2003. At this time, NPC is not able to predict the outcome or the timing of a decision in this matter.

NOTE 10. DERIVATIVES AND HEDGING ACTIVITIES (SPR, NPC, SPPC)

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

         Derivatives used to manage interest rate risk include interest rate swaps designed to moderate exposure to interest-rate changes and lower the overall cost of borrowing. At March 31, 2002, SPR had one interest rate swap related to $200 million of SPR floating rate notes maturing April 20, 2003. This interest rate swap is considered a completely effective cash flow hedge. On April 1, 2002, SPR paid $9.5 million to terminate this agreement.

         At March 31, 2002, the fair value of the derivatives resulted in the recording of $294 million, $211 million and $83 million in risk management assets and $814 million, $494 million and $314 million in risk management liabilities in the Consolidated Balance Sheets of SPR, NPC and SPPC, respectively. Due to deferred energy accounting under which the Utilities operate, regulatory assets and liabilities are established to the extent that electricity and natural gas derivative gains and losses are recoverable or payable through future rates. Accordingly, at March 31, 2002, $517 million, $286 million and $231 million in net risk management regulatory assets were recorded in the Consolidated Balance Sheets of SPR, NPC, and SPPC, respectively. In addition, for the three months ended March 31, 2002, the unrealized gains and losses resulting from the change in the fair value of derivatives designated and qualifying as cash flow hedges for SPR, NPC, and SPPC were recorded in Other Comprehensive Income. Such amounts will be reclassified into earnings when the related transactions are settled or terminate. No amounts were reclassified into earnings during the three months ended March 31, 2002.

         The effects of the adoption of SFAS No. 133 on comprehensive income and the components thereof at March 31, 2002, and 2001, are as follows (in thousands):

                                                                      SPR               NPC                SPPC
                                                                   ---------         ---------            -------
Net (Loss) Income for the three months ended March 31, 2002        $(303,916)        $(300,984)(1)        $ 9,969

Change in market value of risk management assets and
  liabilities as of March 31, 2002, net of taxes                      (3,884)             (196)               (94)
                                                                   ---------         ---------            -------

Total Comprehensive Income for the
  three months ended March 31, 2002                                $(307,800)        $(301,180)           $ 9,875
                                                                   =========         =========            =======

Net Loss for the three months ended March 31, 2001                 $ (83,479)        $ (55,342)(2)        $(4,493)

Cumulative effect upon adoption of change in
  accounting principle, January 1, 2001, net of taxes                 (1,923)              444                212
Change in market value of risk management assets and
  liabilities as of March 31, 2001, net of taxes                      (3,233)             (444)              (212)
                                                                   ---------         ---------            -------

Total Comprehensive Income for the
  three months ended March 31, 2001                                $ (88,635)        $ (55,342)           $(4,493)
                                                                   =========         =========            =======

(1) Does not include NPC's equity in SPR's losses of $(2,932).
(2) Does not include NPC's equity in SPR's losses of $(28,137).

NOTE 11. COMMITMENTS AND CONTINGENCIES  (SPR, NPC, SPPC)

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

         In May 1997, the Nevada Division of Environmental Protection (NDEP) ordered NPC to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The NDEP order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds had degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an order that requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This order also required NPC to submit a Site Characterization Plan to NDEP to ascertain impacts. This plan is under review by NDEP. After approval, an estimate of remediation costs will be determined by NPC. New pond construction and lining costs are estimated at $15 million.

         At the Reid Gardner Station, the NDEP has determined that there is additional groundwater contamination that resulted from oil spills at the facility. NDEP has required submitting a corrective action plan. The extent of contamination has been determined and remediation is occurring at a modest rate. A hydro-geologic evaluation of the current remediation technology will occur in 2002 to verify efficiency and to expedite remediation. Remediation modifications are not expected to materially affect the financial position of SPR or NPC.

         In May 1999, NDEP issued an order to eliminate the discharge of NPC's Clark Station wastewater to groundwater. The order also required a hydrological assessment of groundwater impacts in the area. This assessment, submitted to NDEP in February 2001, warranted a Corrective Action Plan which was submitted to NDEP in November and is pending review. Remediation costs are expected to be approximately $100,000. In addition to remediation, NPC will spend $789,000 to line existing ponds. After review and approval of the Corrective Action Plan by NDEP, NPC will implement remediation.

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

         On May 9, 2002, Morgan Stanley Capital Group Inc. (MSCG) notified NPC that it would end power deliveries to the Utility effective May 9. MSCG also indicated that it had exercised what it believes to be its contractual right to end deliveries because of NPC's inability to provide adequate assurances of its ability to perform all of its outstanding material obligations. The MSCG contracts covered approximately 1% of purchased power supplies for NPC for the remainder of 2002. MSCG has stated that it will assert claims for any and all amounts due and payable.

SIERRA PACIFIC POWER COMPANY

         In September 1994, Region VII of EPA notified SPPC that it was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCBs) by PCB Treatment, Inc., located in Kansas City, Kansas, and Kansas City, Missouri (the Sites). The EPA is requesting that SPPC voluntarily pay an undefined, pro rata share of the ultimate clean-up costs at the Sites. A number of the largest PRP's formed a steering committee, which is chaired by SPPC. The responsibility of the Committee is to direct clean-up activities, determine appropriate cost allocation, and pursue actions against recalcitrant parties, if necessary. The EPA issued an administrative order on consent requiring signatories to perform certain investigative work at the Sites. The steering committee retained a consultant to prepare an analysis regarding the Sites. The Site evaluations have been completed. EPA is developing an allocation formula to allocate the remediation costs. SPPC has recorded a preliminary liability for the Sites of $650,000 of which approximately $136,000 has been spent through March 31, 2002. Once evaluations are completed, SPPC will be in a better position to estimate and record the ultimate liabilities for the Sites.

NEVADA POWER COMPANY AND SIERRA PACIFIC POWER COMPANY

         On May 1, 2002, Enron Power Marketing Inc. notified NPC and SPPC that it would end power deliveries to the Utilities effective May 7. Enron advised the Utilities that it was taking this action in line with its recently announced new business configuration that does not include arrangements such as its existing contracts with the Utilities. Enron also indicated that it had exercised what it believes to be its contractual right to end deliveries because of the recent downgrade in the credit ratings of the Utilities and their failure to provide mark-to-market collateral. The Enron contracts covered approximately 10% of purchased power supplies for the combined Utilities for the remainder of 2002. Enron has asserted claims for liquidated damages of approximately $199.7 million and $87.1 million against NPC and SPPC, respectively; however, that amount is subject to the Utilities' pending complaint proceeding at the FERC challenging the contract prices, and to other defenses that the Utilities intend to pursue.

OTHER SUBSIDIARIES OF SPR

         LOS, a wholly owned subsidiary of SPR, owns property in North Lake Tahoe, California, which is leased to independent condominium owners. The property has both soil and groundwater petroleum contaminate resulting from an underground fuel tank that has been removed from the property. Additional contaminate from a third party fuel tank on the property has also been identified and is undergoing remediation. A closure request is pending Lahontan Regional Water Quality Control Board approval. Estimated future remediation costs are not expected to be significant.

         NEICO, a wholly owned subsidiary of SPR, owns property in Wellington, Utah, which was the site of a coal washing and load out facility. The site now has a reclamation estimate supported by a bond of $4 million with the Utah Division of Oil and Gas Mining. The property was under contract for sale and the contract required the purchaser to provide $1.3 million in escrow towards reclamation. However, the sales contract was terminated and NEICO took title to the escrow funds. In September 2000, NEICO leased the property together with an option to purchase. This lease was terminated in September 2001. It is NEICO's intention to either lease or sell the property.

NOTE 12. SUBSEQUENT EVENT(SPR)

         On April 23, 2002, SPR's Board of Directors announced that SPR would not be paying a common stock dividend during the quarter ended June 30, 2002. Payment of future dividends will be determined by SPR's Board of Directors and will be subject to factors that ordinarily affect dividend policy, such as earnings, cash flow, estimates of future earnings and cash flow, business conditions, regulatory factors, financial condition and other matters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                   FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         THE INFORMATION IN THIS FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS RELATE TO ANTICIPATED FINANCIAL PERFORMANCE, MANAGEMENT'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, BUSINESS PROSPECTS, OUTCOME OF REGULATORY PROCEEDINGS, MARKET CONDITIONS AND OTHER MATTERS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," "PLAN" AND "OBJECTIVE" AND OTHER SIMILAR EXPRESSIONS IDENTIFY THOSE STATEMENTS THAT ARE FORWARD-LOOKING. THESE STATEMENTS ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. IN ADDITION TO ANY ASSUMPTIONS AND OTHER FACTORS REFERRED TO SPECIFICALLY IN CONNECTION WITH SUCH STATEMENTS, FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF SIERRA PACIFIC RESOURCES (SPR), NEVADA POWER COMPANY (NPC), OR SIERRA PACIFIC POWER COMPANY (SPPC) TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN ANY FORWARD-LOOKING STATEMENT INCLUDE, AMONG OTHERS, THE FOLLOWING:

         (1) FURTHER UNFAVORABLE RULINGS IN RATE CASES PREVIOUSLY FILED AND TO BE FILED BY NPC AND SPPC (THE "UTILITIES") WITH THE PUBLIC UTILITIES COMMISSION OF NEVADA (PUCN), INCLUDING THE PERIODIC APPLICATIONS TO RECOVER COSTS FOR FUEL AND PURCHASED POWER THAT HAVE BEEN RECORDED BY THE UTILITIES IN THEIR DEFERRED ENERGY ACCOUNTS AND DEFERRED NATURAL GAS RECORDED BY SPPC FOR ITS GAS DISTRIBUTION BUSINESS;

         (2) THE ABILITY OF SPR, NPC AND SPPC TO ACCESS THE CAPITAL MARKETS TO SUPPORT THEIR REQUIREMENTS FOR WORKING CAPITAL, INCLUDING AMOUNTS NECESSARY TO FINANCE DEFERRED ENERGY COSTS, CONSTRUCTION COSTS AND THE REPAYMENT OF MATURING DEBT, PARTICULARLY IN THE EVENT OF ADDITIONAL UNFAVORABLE RULINGS BY THE PUCN AND/OR A FURTHER DOWNGRADE OF THE CURRENT DEBT RATINGS OF SPR, NPC OR SPPC;

         (3) WHETHER SUPPLIERS OF PURCHASED POWER, NATURAL GAS OR FUEL TO NPC OR SPPC WILL EXERCISE CONTRACTUAL RIGHTS TO REQUEST COLLATERAL AND, IF SUCH COLLATERAL CANNOT BE PROVIDED BY THE UTILITY, WHETHER SUCH SUPPLIERS WILL CONTINUE TO DO BUSINESS WITH NPC OR SPPC OR WILL EXERCISE THEIR RIGHT TO TERMINATE THEIR CONTRACTS AND SEEK LIQUIDATED DAMAGES FROM THE RESPECTIVE UTILITY;

         (4) WHETHER SUPPLIERS OF PURCHASED POWER TO NPC WILL AGREE TO NPC'S PROPOSAL TO DELAY PAYMENT OF A PORTION OF THE PURCHASE PRICE UNDER CURRENT CONTRACTS DURING THE PERIOD FROM MAY 1 THROUGH SEPTEMBER 15, 2002;

         (5) WHETHER SPR, NPC AND SPPC WILL BE ABLE TO ACHIEVE SUFFICIENT STABILITY WITH RESPECT TO THEIR LIQUIDITY AND RELATIONSHIPS WITH SUPPLIERS TO BE ABLE TO CONTINUE TO OPERATE OUTSIDE OF BANKRUPTCY;

         (6) WHETHER NPC AND SPPC WILL BE ABLE, EITHER THROUGH FEDERAL ENERGY REGULATORY COMMISSION ("FERC") PROCEEDINGS OR NEGOTIATION, TO OBTAIN LOWER PRICES ON THEIR LONGER-TERM PURCHASED POWER CONTRACTS WHICH ARE PRICED ABOVE CURRENT MARKET PRICES FOR ELECTRICITY;

         (7) WHETHER THE PUCN WILL ISSUE FAVORABLE ORDERS IN A TIMELY MANNER TO PERMIT THE UTILITIES TO BORROW MONEY AND ISSUE ADDITIONAL SECURITIES TO FINANCE THE UTILITIES' OPERATIONS AND TO PURCHASE POWER AND FUEL NECESSARY TO SERVE THEIR RESPECTIVE CUSTOMERS, PARTICULARLY IN THE EVENT THAT INTERVENING PARTIES IN SUCH PROCEEDINGS OPPOSE THE UTILITIES' FINANCING APPLICATIONS;

         (8) WHETHER THE UTILITIES WILL NEED TO PURCHASE ADDITIONAL POWER ON THE SPOT MARKET TO MEET UNANTICIPATED POWER DEMANDS (FOR EXAMPLE, DUE TO UNSEASONABLY HOT WEATHER) AND WHETHER SUPPLIERS WILL BE WILLING TO SELL SUCH POWER TO THE UTILITIES IN LIGHT OF THEIR WEAKENED FINANCIAL CONDITION;

         (9) THE EFFECT OF PRICE CONTROLS PROMULGATED IN JUNE 2001 BY THE FERC ON THE PRICE AT WHICH THE UTILITIES CAN SELL EXCESS POWER IN THE WHOLESALE MARKETS AND ON THE OVERALL AVAILABILITY OF PURCHASED POWER ON THE SPOT MARKET;

         (10) THE EFFECT THAT ANY FUTURE TERRORIST ATTACKS MAY HAVE ON THE TOURISM AND GAMING INDUSTRIES IN NEVADA, PARTICULARLY IN LAS VEGAS, AS WELL AS ON THE ECONOMY IN GENERAL;

         (11) THE EFFECT OF EXISTING OR FUTURE NEVADA, CALIFORNIA OR FEDERAL LEGISLATION OR REGULATIONS AFFECTING ELECTRIC INDUSTRY RESTRUCTURING, INCLUDING LAWS OR REGULATIONS WHICH COULD ALLOW ADDITIONAL CUSTOMERS TO CHOOSE NEW ELECTRICITY SUPPLIERS OR CHANGE THE CONDITIONS UNDER WHICH THEY MAY DO SO;

         (12) UNSEASONABLE WEATHER AND OTHER NATURAL PHENOMENA, WHICH CAN HAVE POTENTIALLY SERIOUS IMPACTS ON THE UTILITIES' ABILITY TO PROCURE ADEQUATE SUPPLIES OF FUEL OR PURCHASED POWER TO SERVE THEIR RESPECTIVE CUSTOMERS AND ON THE COST OF PROCURING SUCH SUPPLIES;

         (13) INDUSTRIAL, COMMERCIAL AND RESIDENTIAL GROWTH IN THE SERVICE TERRITORIES OF THE UTILITIES;

         (14)     THE LOSS OF ANY SIGNIFICANT CUSTOMERS;

         (15) CHANGES IN THE BUSINESS OF MAJOR CUSTOMERS, INCLUDING THOSE ENGAGED IN GOLD MINING OR GAMING, WHICH MAY RESULT IN CHANGES IN THE DEMAND FOR SERVICES OF THE UTILITIES;

         (16) CHANGES IN ENVIRONMENTAL REGULATIONS, TAX OR ACCOUNTING MATTERS OR OTHER LAWS AND REGULATIONS TO WHICH THE UTILITIES ARE SUBJECT;

         (17) FUTURE ECONOMIC CONDITIONS, INCLUDING INFLATION RATES AND MONETARY POLICY;

         (18) FINANCIAL MARKET CONDITIONS, INCLUDING CHANGES IN AVAILABILITY OF CAPITAL OR INTEREST RATE FLUCTUATIONS;

         (19) UNUSUAL OR UNANTICIPATED CHANGES IN NORMAL BUSINESS OPERATIONS, INCLUDING UNUSUAL MAINTENANCE OR REPAIRS; AND

         (20) EMPLOYEE WORKFORCE FACTORS, INCLUDING CHANGES IN COLLECTIVE BARGAINING UNIT AGREEMENTS, STRIKES OR WORK STOPPAGES.

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

Deferred Energy Accounting

         On April 18, 2001, the Governor of Nevada signed into law Assembly Bill
(AB) 369. The provisions of AB 369, which are described in greater detail in "Regulation and Rate Proceedings," later, include, among others, a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. In accordance with the provisions of SFAS No. 71, the Utilities implemented deferred energy accounting on March 1, 2001, for their respective electric operations. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates, that excess is not recorded as a current expense on the income statement but rather is deferred and recorded as an asset on the balance sheet. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates and recorded as revenue or expense in future time periods, subject to PUCN review. AB 369 provides that the PUCN may not allow the recovery of any costs for purchased fuel or purchased power "that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility." In reference to deferred energy accounting, AB 369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity, and to purchase energy. The Utilities also record, and are eligible under the statute to recover, a carrying charge on such deferred balances.

         As described in more detail under "Regulatory Matters - Nevada Matters
- Nevada Power Company Deferred Energy Case" below, on November 30, 2001, NPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 and September 30, 2001. The application sought to establish a rate to clear accumulated purchased fuel and power costs of $922 million and spread the cost recovery over a period of not more than three years. On March 29, 2002, the PUCN issued its decision on the deferred energy application, disallowing $434 million of purchased fuel and power costs and allowing NPC to collect the remaining $488 million over three years. As a result of this disallowance, NPC wrote off $434 million of deferred energy costs, the two major national rating agencies immediately downgraded the credit rating on SPR's, NPC's and SPPC's debt securities (followed by further downgrades late in April), and the market price of SPR's Common Stock fell substantially.

         SPPC has also filed an application with the PUCN seeking to clear its deferred balances of $205 million of purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001. Public hearings began on April 29, 2002. As was the case with the hearings on NPC's deferred energy rate case, various parties have intervened in SPPC's and have proposed disallowances ranging from $40.4 million to $361 million. A decision is expected on or before June 1, 2002, and no assurance can be given as to the outcome of this proceeding. For more a more detailed discussion of this case, see "Regulatory Matters - Nevada Matters - Sierra Power Company Deferred Energy Case" below.

        In the meantime, both NPC and SPPC have continued to be entitled under AB369 to utilize deferred energy accounting for their electric operations. Because of contracts entered into during the Western energy crisis in 2001 to assure adequate supplies of electricity for their customers, NPC and SPPC are continuing to pay fuel and purchased power costs in excess of amounts they are permitted to recover in current rates. As a result, during the quarter ended March 31, 2002, both Utilities continued to record additional amounts in their deferral of energy costs accounts. If not for deferred energy accounting during the first quarter of 2002, SPR's, NPC's and SPPC's results of operations, financial condition, liquidity and capital resources would have been adversely affected. For example, without the deferred energy accounting provisions of AB 369, the reported net income of SPPC for the quarter ended March 31, 2002 of $10 million would have been (net of income tax) reported as net income of $7 million, and the net losses of SPR and NPC for the quarter ended March 31, 2002 of ($303.9) million and ($301) million (1) would have been (net of income tax) reported as net losses of ($313.2) million and ($307.2) million (1), respectively. As demonstrated with respect to NPC's recent deferred energy case, a significant disallowance by the PUCN of costs currently deferred could have an adverse affect on the future results of operations of SPR, NPC and SPPC. See the Form 10-K for the year ended December 31, 2001 for a more detailed discussion of deferred energy accounting.

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

         Fuel and purchased power costs are subject to deferred energy accounting. Accordingly, the energy related risk management assets and liabilities and the corresponding unrealized gains and losses (changes in fair value) are offset with a regulatory asset or liability rather than recognized in the statements of income and comprehensive income. Upon settlement of a derivative instrument, actual fuel and purchased power costs are recognized if they are currently recoverable or deferred if they are recoverable or payable through future rates.

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



--------------------------
(1) Excludes equity in losses of SPR

         SPR and the Utilities have other non-energy related derivative instruments such as interest rate swaps. The transition adjustment resulting from the adoption of SFAS No. 133 related to these types of derivative instruments was reported as the cumulative effect of a change in accounting principle in Other Comprehensive Income. Additionally, the changes in fair values of these non-energy related derivatives are also reported in the statements of comprehensive income until the related transactions are settled or terminate, at which time the amounts will be reclassified into earnings. No amounts were reclassified into earnings during the three-month periods ended March 31, 2002 and 2001.

         See Note 22 of "Notes to Financial Statements" in the Form 10-K for the year ended December 31, 2001, and "Item 3 - Quantitative and Qualitative Disclosures about Market Risk" in this Report for additional information regarding derivatives and hedging activities.

Provision for Uncollectible Accounts

         The Utilities reserve for doubtful accounts based on past experience writing off uncollectible customer accounts. The collapse of the energy markets in California, and the subsequent bankruptcy of the California Power Exchange and the financial difficulties of the Independent System Operator, resulted in the Utilities reserving for outstanding receivables for power purchases by these two entities of $19.9 million and $1.5 million (before taxes) for NPC and SPPC, respectively. The weakening economy and the disruption to the leisure travel industry after September 11th also impacted the Utilities' customer delinquencies in 2001. As of December 31, 2001, additional amounts of $14.8 million and $6.1 million were reserved for delinquent retail customer accounts of NPC and SPPC, respectively. The adequacy of these reserves will vary to the extent that future collections differ from past experience. Uncollectible retail customer accounts amounting to $.9 million and $28,000, respectively, for NPC and SPPC, were written off against this provision during the quarter ended March 31, 2002. Significant collection efforts are underway to recover portions of the rest of the delinquent accounts.

                  MAJOR FACTORS AFFECTING RESULTS OF OPERATIONS

         As discussed in the results of operations sections that follow, operating results for the quarter ended March 31, 2002 were severely affected by the PUCN's March 29, 2002 decision in NPC's deferred energy rate case to disallow $434 million of purchased fuel and power costs. As a result of this disallowance, NPC wrote off $465 million of deferred energy costs and related carrying charges during the quarter. The discussion below provides the context in which to evaluate the significance of this decision.

         In an effort to mitigate the effects of higher fuel and purchased power costs that developed in the Western United States in 2000,the Utilities entered into the Global Settlement with the PUCN in July 2000, which established a mechanism that initiated incremental rate increases for each Utility. Cumulative electric rate increases under the Global Settlement were $127 million and $65 million per year, respectively, for the Utilities.

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

         On April 18, 2001, the Governor of Nevada signed into law AB 369. The provisions of AB 369 include a moratorium on the sale of generation assets by electric utilities until 2003, the repeal of electric industry restructuring, and, beginning March 1, 2001, a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. The stated purposes of this emergency legislation included, among others, to control volatility in the price of electricity in the retail market in Nevada and to ensure that the Utilities have the necessary financial resources to provide adequate and reliable electric service under present market conditions.

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

         AB 369 requires each Utility to file general rate applications and deferred energy applications with the PUCN by specific dates. NPC's deferred energy application, filed on November 30, 2001, sought to establish a Deferred Energy Accounting Adjustment ("DEAA") rate, effective on April 1, 2002, to clear accumulated purchased fuel and power costs of

$922 million and spread the cost recovery over a period of not more than three years, resulting in an average net increase of 21%. SPPC's deferred energy application, filed on February 1, 2002, seeks to establish a DEAA rate to clear accumulated purchased fuel and power costs of $205 million and spread the cost recovery over a period of not more than three years, resulting in an average net increase of 9.8%. The PUCN decision on SPPC's deferred energy application is to take effect on June 1, 2002. See "Regulatory Matters," later, for a discussion of the Utilities' general rate case filings.

         The decision of the PUCN on NPC's deferred energy application to disallow $434 million of purchased fuel and power costs accumulated between March 1, 2001 and September 30, 2001 had a significant negative impact on the results of operations of SPR and NPC for the quarter ended March 31, 2002. Although that decision is being challenged by NPC in a lawsuit filed in Nevada state court, which is discussed below under "Regulatory Matters", the decision caused the two major national rating agencies to issue an immediate downgrade of the credit ratings on SPR's, NPC's and SPPC's debt securities (followed by further downgrades late in April), the market price of SPR's Common Stock fell substantially, NPC and SPPC were obliged within 5 business days of the downgrades to issue general and refunding mortgage bonds to secure their bank lines of credit, NPC was obliged to obtain a waiver and amendment from its credit facility banks before it was permitted to draw down on the facility, NPC and SPPC were no longer able to issue commercial paper, a number of NPC's power suppliers contacted NPC regarding its ability to pay the purchase price of outstanding contracts, an affiliate of Enron Corp. terminated its power supply agreements with the Utilities, and Morgan Stanley Capital Group Inc. terminated its power supply agreements with NPC. Several of the intervenors from NPC's deferred energy rate case have filed petitions with the PUCN for reconsideration of its decision, seeking additional disallowances ranging from $12.8 million to $488 million. An adverse decision on the petition for rehearing, or the approval of a significant disallowance in the pending deferred energy rate case of SPPC or in future cases filed by either Utility could further weaken the financial condition, liquidity, and capital resources of SPR, NPC, and SPPC. In particular, such a decision or decisions could cause further downgrades of debt securities by the rating agencies, could make it impracticable to access the capital markets, and could cause power suppliers to terminate purchased power contracts and seek liquidated damages. Under such circumstances, there can be no assurance that SPR, NPC, or SPPC will be able to remain solvent or continue operations without seeking protection under the bankruptcy laws.


SIERRA PACIFIC RESOURCES

         During the first three months of 2002, SPR incurred a loss of $302.9 million before preferred stock dividend requirements. During the first quarter of 2002, SPR paid $20.6 million in common stock dividends. NPC and SPPC, SPR's principal subsidiaries, each paid common stock dividends of $10 million to their parent, SPR. SPPC also paid $975,000 in dividends to holders of its preferred stock. During the first quarter, NPC and SPPC each received a capital contribution of $10 million from SPR.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Since SPR is a holding company, substantially all of its cash flow is provided by dividends paid to SPR by NPC and SPPC on their common stock, all of which is owned by SPR. Since these two subsidiaries are public utilities, they are subject to regulation by state utility commissions which may impose limits on investment returns or otherwise impact the amount of dividends which may be paid by those companies. In addition, the terms of certain outstanding series of first mortgage bonds of NPC limit the cumulative amount of dividends that may be paid on its capital stock to the cumulative net earnings of NPC since 1953. At the present time, this restriction precludes NPC from making further payments of dividends on NPC's common stock and will continue to bar such payments until NPC has returned to profitability. The terms of certain of SPPC's first mortgage bonds contain a similar provision restricting the cumulative amount of dividends payable on SPPC's common stock to the cumulative net earnings available for dividends since 1977. This restriction currently exists for the benefit of three series of SPPC's first mortgage bonds, with an aggregate principal balance of $4.3 million as of April 30, 2002. SPPC expects to defease these bonds in the near future, thereby eliminating the SPPC first mortgage bond dividend restriction. In addition, the Credit Agreements of NPC and SPPC prohibit the payment of dividends on each Utility's common stock if that Utility is in default under the terms of its respective credit facility. Similarly, the Articles of Incorporation of SPPC contain restrictions on the payment of dividends on SPPC's common stock in the event of a default in the payment of dividends on SPPC's preferred stock and prohibit SPPC from declaring or paying any dividends on any shares of common stock except from the net income of SPPC, and its predecessor, available for dividends on common stock accumulated subsequent to December 31, 1955, less preferred stock dividends plus the sum of $500,000. Finally, the terms of NPC's trust preferred securities provide that no dividends may be paid on NPC's common stock if NPC has elected to defer payments on the junior subordinated debentures issued in conjunction with the trust preferred securities. Any of these provisions which restrict dividends payable by NPC or SPPC could adversely affect the liquidity of SPR.

         On March 29 and April 1, 2002, S&P and Moody's lowered the unsecured debt ratings of SPR, NPC and SPPC to below investment grade in response to the decision of the PUCN with respect to NPC's rate cases. On April 23 and 24, 2002, the unsecured debt ratings of SPR and the Utilities were further downgraded by both rating agencies and the Utilities' secured debt ratings were downgraded to below investment grade. The downgrades have affected SPR's, NPC's and SPPC's liquidity primarily in two principal areas: (1) their respective financing arrangements and (2) NPC's and SPPC's contracts for fuel, for purchase and sale of electricity and for transportation of natural gas.

         As a result of the ratings downgrades, SPR's ability to access the capital markets to raise funds is severely limited. On April 3, 2002, SPR terminated its $75 million unsecured revolving credit facility as a condition to the banks agreeing to an amendment of NPC's $200 million unsecured revolving credit facility that would permit NPC to draw down funds under that facility. See "Nevada Power Company - Financial Condition, Liquidity and Capital Resources" for more information.

         At April 30, 2002, SPR had estimated cash reserves of approximately $41 million.

         In response to the decisions by the PUCN in NPC's recent rate cases, SPR has implemented certain measures that will positively impact cash flow by $125 million in 2002. Two major transmission construction projects, discussed in the Form 10-K for the year ended December 31, 2001, have been delayed for a total capital preservation impact of $80.8 million. The delay in NPC's Centennial Plan has an impact of $46.4 million and delaying SPPC's Falcon to Gonder Project represents $34.4 million. An additional $28.9 million was reduced from the Utilities' capital budgets by curtailing or delaying other projects. The balance of the $125 million cash savings will be the result of various land sales. Additional cost-cutting actions by SPR may be necessary if SPR is unable to access the capital markets to raise funds and/or if SPPC receives an unfavorable decision in either its general or deferred energy rate cases.

         With respect to NPC's and SPPC's contracts for purchased power, NPC and SPPC purchase and sell electricity with their counterparties under the Western Systems Power Pool ("WSPP") agreement, which is an industry standard contract. The WSPP contract is posted on the WSPP website. These contracts provide that a material adverse change may give rise to a right to request collateral, which, if not provided within 3 business days, could cause a default. A request for collateral must be exercised within 30 days of the event becoming known. A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of the contract aggregated to a single liquidated amount due within 3 business days following the date the notice of termination is received. The mark to market value can be used to roughly approximate the termination payment at any point in time. The mark to market value for the Utilities as of May 9, 2002, was approximately $726 million.

         Several power suppliers have requested collateral from NPC and SPPC. On April 4, 2002, the Utilities sent a letter to their suppliers advising them that, assuming the Utilities could access the capital markets for secured debt and no other significant negative developments occurred, the Utilities expected to be able to honor their obligations under the power supply contracts. However, the Utilities noted that a simultaneous call for 100 percent mark-to-market collateral in the short-term would likely not be met. On April 24, 2002, the Utilities met with representatives of various suppliers to discuss SPR's and the Utilities' financial situation and plans, and indicated that they intended to propose extended payment terms for the above-market portions of existing power contracts. Such extended payment terms were proposed to NPC's suppliers in a letter dated May 2, 2002.

         On May 1, 2002, Enron Power Marketing Inc. notified NPC and SPPC that it would end power deliveries to the Utilities effective May 7. Enron advised the Utilities that it was taking this action in line with its recently announced new business configuration that does not include arrangements such as its existing contracts with the Utilities. Enron also indicated that it had exercised what it believes to be its contractual right to end deliveries because of the recent downgrade in the credit ratings of the Utilities and their failure to provide mark-to-market collateral. The Enron contracts covered approximately 10% of purchased power supplies for the combined Utilities for the remainder of 2002. Enron has asserted claims for liquidated damages of approximately $199.7 million and $87.1 million against NPC and SPPC, respectively; however, that amount is subject to the Utilities' pending complaint proceeding at the FERC challenging the contract prices, and to other defenses that the Utilities intend to pursue.

         On May 9, 2002, Morgan Stanley Capital Group Inc. (MSCG) notified NPC that it would end power deliveries to the Utility effective May 9. MSCG also indicated that it had exercised what it believes to be its contractual right to end deliveries because of NPC's inability to provide adequate assurances of its ability to perform all of its outstanding material obligations. The MSCG contracts covered approximately 1% of purchased power supplies for NPC for the remainder of 2002. MSCG has stated that it will assert claims for any and all amounts due and payable.

         With respect to the purchase and sale of natural gas, NPC and SPPC use several types of contracts. Standard industry sponsored agreements include: (1) the Gas Industry Standards Board ("GISB") agreement which is used for physical gas transactions, (2) the GasEDI Base Contract for Short Term Sale and Purchase of Natural Gas which is also used for physical gas transactions, or (3) the International Swap Dealers Association (ISDA) agreement which is used for financial gas transactions. Alternatively, the gas transactions might be governed by a non-standard bilateral master agreement negotiated between the parties, or by the confirmation associated with the transaction. The natural gas contract terms and conditions are more varied than the electric contracts. Consequently, some of the contracts contain language similar to that found in the WSPP agreement and other agreements have unique provisions dealing with material adverse changes.

         Gas transmission services are provided under the FERC Gas Tariff or a custom agreement. These contracts require the entities to establish and maintain creditworthiness to obtain service. These contracts are subject to FERC approved tariffs which, under certain circumstances, require the Utilities to provide collateral to continue receiving service. To date, a letter of credit has been provided to one of SPPC's gas suppliers.

        In March 2002, NPC received a federal income tax refund of $79.3 million. Additionally, SPR and the Utilities received $100.7 million in April 2002. These refunds were the result of income tax losses generated in 2001. Federal legislation passed in March 2002 changed the allowed carry-back of these losses from two years to five years. This change permitted SPR and the Utilities to accelerate the receipt of a portion of their income tax receivables sooner than expected. The remaining receivable of $300.5 million will be utilized in future periods to reduce taxes payable when SPR and the Utilities recognize taxable income.

         SPR's future liquidity depends, in part, on SPPC's ability to pay dividends to SPR and on a restoration of NPC to financial stability. Further adverse developments at NPC or SPPC, including a material disallowance of deferred energy costs in SPPC's pending rate case or unsuccessful negotiations for extended payment terms with the Utilities' power suppliers, could render SPR's ability to continue to operate outside of bankruptcy uncertain.

NEVADA POWER COMPANY

         The causes for significant changes in specific lines comprising the results of operations for NPC are as follows:

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                           ------------------------------------------
                                                                         Change from
                                             2002             2001       Prior Year %
                                           --------        --------      ------------
ELECTRIC OPERATING REVENUES ($000):
    Residential                            $131,106        $103,179          27.1%
    Commercial                               69,691          55,556          25.4%
    Industrial                               88,760          72,222          22.9%
                                           --------        --------
    Retail revenues                         289,557         230,957          25.4%
    Other                                    66,715         128,055         -47.9%
                                           --------        --------
      TOTAL REVENUES                       $356,272        $359,012          -0.8%
                                           ========        ========

    Retail sales in thousands
         of megawatt-hours (MWH)              3,570           3,316           7.7%

    Average retail revenue per MWH         $  81.11        $  69.65          16.5%


         Residential, commercial, and industrial electric revenues increased for the three months ended March 31, 2002, over the same period in 2001 due to increases in both electric rates and the number of customers. Higher rates resulted from cumulative monthly rate increases pursuant to the 2000 Global Settlement and an increase in rates effective March 1, 2001, pursuant to the Comprehensive Energy Plan (CEP). See NPC's Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of the Global Settlement and the CEP. Voluntary energy curtailment by residential customers resulted in lower sales per residential customer. The opening of several new schools and businesses contributed to the increases in commercial and industrial revenues, partially offsetting the effect of voluntary energy curtailment practices among these customer classes.

         The decrease in electric revenues - other for the three month period ended March 31, 2002, over the same period in 2001 was due to the decrease in prices and sales volume of wholesale electric power to other utilities, as a result of changing market conditions. See NPC's Annual Report on Form 10-K for the year ended December 31, 2001, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Purchased Power Procurement, for a discussion of NPC's purchased power procurement strategies.


                                                  THREE MONTHS
                                                 ENDED MARCH 31,
                                    ------------------------------------------
                                                                  Change from
                                      2002            2001        Prior Year %
                                    --------        --------     -------------
PURCHASED POWER ($000)              $176,066        $201,822        -12.8%

Purchased Power in thousands
    of MWHs                            2,188           2,468        -11.3%
Average cost per MWH of
    Purchased Power                 $  80.47        $  81.78        -1.6%

         NPC's purchased power costs and volume were lower for the three months ended March 31, 2002 than for the same period of the prior year. These decreases were the result of a lower volume of Short-Term Firm energy purchased and a substantial decrease in the price of Non-Firm energy. Purchases associated with risk management activities, which are included in Short-Term Firm energy, decreased in 2002. Risk management activities include transactions entered into for hedging purposes and to minimize purchased power costs. See NPC's Annual Report on Form 10-K for the year ended December 31, 2001, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Purchased Power Procurement, for a discussion of NPC's purchased power procurement strategies.

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                        ------------------------------------------
                                                                    CHANGE FROM
                                          2002           2001       Prior Year %
                                        -------        --------    ---------------
FUEL FOR POWER GENERATION ($000)        $83,722        $115,352             -27.4%

Thousands of MWHs generated               2,241           2,501             -10.4%
Average cost per MWH of
     Generated Power                    $ 37.36        $  46.12             -19.0%


         Fuel for generation costs for the three months ended March 31, 2002, were significantly lower than the same period in the prior year due to substantial decreases in the volume and price of natural gas.

                                                              THREE MONTHS
                                                            ENDED MARCH 31,
                                               ------------------------------------------
                                                                                  Change
                                                                                from Prior
 DEFERRAL OF ENERGY COSTS-NET ($000)                2002           2001           Year %
                                               -------------  -------------  ------------
      Deferred energy costs                       $  (9,636)       $11,308        -185.2%
      Deferred energy costs disallowed              434,123              -            N/A
                                               -------------  -------------
                                                  $ 424,487        $11,308        3653.9%
                                               =============  =============

         Deferral of energy costs-net for the three months ended March 31, 2002, reflects the write-off of $434 million of deferred energy costs for the seven months ended September 30, 2001, that were disallowed by the PUCN in their March 29, 2002 decision on NPC's deferred energy rate case. The write-off was offset in part by the deferral of approximately $9.6 million in the first three months of 2002. Incurred costs are deferred to the extent that actual fuel and purchased power costs exceeded the fuel and purchased power costs recovered through current rates.

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                           ---------------------------------------------
                                                                           Change
                                                                            from Prior
                                               2002           2001         Year %
                                           -------------  ------------- ----------------
ALLOWANCE FOR OTHER FUNDS
USED DURING CONSTRUCTION ($000)                 $   421         $ (351)           N/A

ALLOWANCE FOR BORROWED FUNDS
USED DURING CONSTRUCTION ($000)                 $ 1,112         $ (352)           N/A
                                           -------------  -------------
                                                $ 1,533         $ (703)           N/A
                                           =============  =============

         Total allowance for funds used during construction (AFUDC) for the three months ended March 31, 2002, increased over the same period in the prior year because AFUDC in 2001 reflects an adjustment to refine amounts assigned to specific components of facilities that were completed in different periods. The year-to-year change was offset, in part, by a decrease in the AFUDC rate in 2002.

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                          -------------------------------------------
                                                                            Change
                                                                          from Prior
                   ($000)                    2002             2001          Year %
                                          ---------         --------      -----------
OTHER OPERATING EXPENSE                   $  39,986         $ 50,772            -21.2%
MAINTENANCE EXPENSE                       $  11,650         $ 12,980            -10.2%
DEPRECIATION AND AMORTIZATION             $  30,809         $ 21,876             40.8%
INCOME TAXES                              $(156,423)        $(30,464)           413.5%
TAXES OTHER THAN INCOME TAXES             $   6,734         $  6,050             11.3%
INTEREST CHARGES ON LONG-TERM DEBT        $  24,078         $ 16,620             44.9%
INTEREST CHARGES-OTHER                    $   2,530         $  3,963            -36.2%
OTHER INCOME (EXPENSE) - NET              $ (11,357)        $    421          -2797.6%

         Other operating expense for the three-month period ending March 31, 2002 was less, compared with the same period in the prior year, due to a $16.1 million increase in the provision for uncollectible accounts in 2001 related to the California Power Exchange and a $3 million reserve provision established in 2001 as a result of the conclusion of electric industry restructuring in Nevada. These reductions were partially offset by increased expenses in 2002 related to collection activities, legal fees associated with the PUCN'S decision on NPC's deferred energy rate case, and insurance premiums.

         Maintenance costs for the three-month period ending March 31, 2002, decreased from the prior year due to timing of scheduled plant maintenance.

         Depreciation and amortization for the three-month period ending March 31, 2002, increased over the same period in 2001 due to a $7.9 million adjustment resulting from the PUCN's March 27 decision in NPC's general rate case, and, to a lesser extent, an increase in plant-in-service.

         NPC recorded a larger income tax benefit for the three months ended March 31, 2002, compared to 2001 due to a larger pre-tax net loss in the current year.

         Taxes other than income taxes were higher for the three months ended March 31, 2002 due to an increase in property taxes related to an increase in plant-in-service and due to higher payroll taxes.

         Interest charges on long-term debt for the three-month period ending March 31, 2002, increased over the same period in 2001 due to a $446 million increase in long-term debt outstanding for the quarter ended March 31, 2002, over the year earlier period.

         Interest charges-other for the three-month period ending March 31, 2002, decreased from the prior year due to lower commercial paper and short-term debt balances during 2002.

         Other income (expense) - net reflects a loss for the three months ended March 31, 2002, due to the write-off of approximately $20.1 million, net of taxes, of carrying charges on deferred energy costs that were disallowed by the PUCN in their March 29, 2002 decision on NPC's deferred energy rate case. The write-off was offset in part by the recording of approximately $12.8 million, net of taxes, of current year carrying charges on deferred energy costs.

ANALYSIS OF CASH FLOWS

         NPC's cash flows during the three months ended March 31, 2002, improved compared to the same period in 2001, resulting primarily from an increase in cash flows from operating activities offset, in part, by a decrease in cash flows from financing activities. Although NPC recorded a substantially larger loss for the three months ended March 31, 2002 than the same period in 2001, the increase in the current year's loss resulted largely from the write-off of disallowed deferred energy costs for which the cash outflow had occurred in 2001. Cash flows from operating activities in the current year also reflect the receipt of an income tax refund resulting from a tax law change that took effect in March 2002. Cash flows from financing activities were lower due to a decrease in short-term borrowings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 2002, NPC incurred a loss of approximately $301.0 million (excluding NPC's equity in the losses of its parent, SPR), and paid $10 million in dividends on its common stock, all of which was reinvested in NPC as a contribution to capital.

         As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nevada Power Company - Construction Expenditures and Financing" and " - Capital Structure" in the Annual Report on Form 10-K for the year ended December 31, 2001, NPC anticipated external capital requirements for construction costs and for the repayment of maturing short-term and long-term debt during 2002 totaling approximately $403 million, which NPC planned to fund through a combination of (i) internally generated funds, (ii) the issuance of short-term debt and preferred stock, and (iii) capital contributions from SPR. At April 30, 2002, NPC had estimated cash reserves of approximately $67 million.

         On March 29 and April 1, 2002, following the decision by the PUCN in NPC's deferred energy rate case, S&P and Moody's lowered NPC's unsecured debt ratings to below investment grade. On April 23 and 24, 2002, NPC's unsecured debt ratings were further downgraded and its secured debt ratings were downgraded to below investment grade. As a result of these downgrades, NPC's ability to access the capital markets to raise funds is severely limited. Since SPR's credit ratings were similarly downgraded, SPR's ability to make capital contributions to NPC also became severely limited.

         In connection with the credit downgrades by S&P and Moody's, NPC lost its A2/P2 commercial paper ratings and could no longer issue commercial paper. NPC had a commercial paper balance outstanding of $198.9 million at the time with a weighted average interest rate of 2.52%. Since NPC was no longer able to roll over its commercial paper, it paid off its maturing commercial paper with the proceeds of borrowings under its credit facility. NPC does not expect to have direct access to the commercial paper market for the foreseeable future.

         NPC's $200 million unsecured revolving credit facility was also affected by the decision in the deferred energy rate case. Following the announcement of that decision, the Banks participating in NPC's credit facility determined that a material adverse change had occurred with respect to NPC, thereby precluding NPC from borrowing funds under its credit facility. The Banks agreed to waive the consequences of the material adverse change in a waiver letter and amendment that was executed on April 4, 2002. As required under the waiver letter and amendment, NPC issued and delivered its General and Refunding Mortgage Bond, Series C, due November 28, 2002, in the principal amount of $200 million, to the Administrative Agent as security for the credit facility.

         The waiver letter and amendment also provides that (i) NPC may not create or incur any liens on its properties to secure obligations to its power and/or commodity trading counterparties or power suppliers, (ii) in the event that NPC issues more than $250 million of its General and Refunding Mortgage Bonds, other than to secure NPC's 6.20% Senior Unsecured Notes, Series B due April 15, 2004, the principal amounts of such issuances will be applied as mandatory prepayments of the loans outstanding under the credit facility and the commitments under the facility will correspondingly be reduced, and (iii) the SPR credit facility be terminated.

         As of May 2, 2002, NPC had borrowed the entire $200 million of funds available under its credit facility to pay off maturing commercial paper. NPC's credit facility expires November 28, 2002. The borrowing costs under the credit agreement are at a variable interest rate consisting of a spread over LIBOR or an alternate base rate that is based upon a pricing grid tied to the credit rating on NPC's senior unsecured long-term debt.

         NPC's credit agreement contains financial covenants requiring that NPC maintain a ratio of (i) Total Indebtedness to (ii) the sum of Total Indebtedness and Shareholders Equity that does not exceed 0.60:1 as of the last day of each fiscal quarter and a Consolidated Interest Coverage Ratio of not less than 2.0:1 calculated as of the last day of each fiscal quarter for the preceding four consecutive fiscal quarters. As of March 31, 2002, NPC was in compliance with these financial covenants.

         NPC is currently negotiating a receivables purchase facility, in a principal amount not to exceed $125 million. Under the proposed facility, NPC would sell receivables in a true sale to special purpose entities that would in-turn sell those assets or interests in those assets to a commercial paper conduit or directly to a bank. This facility would be used to provide additional liquidity for working capital and general corporate purposes in addition to NPC's existing credit facility. If completed, NPC expects the facility to be accounted for in compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The special purpose entities would be wholly owned subsidiaries and their financial positions and results of operations would be reflected in the consolidated financial statements of SPR, NPC, and SPPC. Completion of this facility is dependent on the negotiation of mutually satisfactory terms and the satisfaction of customary closing conditions, and no assurance can be given at this time that the facility will in fact be completed.

         NPC's first mortgage indenture creates a first priority lien on substantially all of NPC's properties. As of March 31, 2002, $387.5 million of NPC's first mortgage bonds were outstanding. Although the first mortgage indenture allows NPC to issue additional mortgage bonds on the basis of (i) 60 percent of net utility property additions and/or (ii) the principal amount of retired mortgage bonds, NPC agreed in the waiver letter and amendment to its credit agreement that it would not issue any more first mortgage bonds.

         NPC's General and Refunding Mortgage Indenture creates a lien on substantially all of NPC's properties in Nevada that is junior to the lien of the first mortgage indenture. As of March 31, 2002, $690 million of NPC's General and Refunding Mortgage securities were outstanding, with another $130 million of General and Refunding Mortgage Bonds issued on May 13, 2002, as discussed below. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of (i) 70 percent of net utility property additions, (ii) the principal amount of retired General and Refunding Mortgage bonds, and/or (iii) the principal amount of first mortgage bonds retired after delivery to the indenture trustee of the initial expert's certificate under the General and Refunding Mortgage Indenture. At May 13, 2002, NPC had the capacity to issue approximately $885 million of additional General and Refunding Mortgage bonds. However, the financial covenants contained in the credit agreement described above may limit NPC's ability to issue additional general and refunding bonds or other debt. In addition, NPC has filed an application with the PUCN for approval to issue up to $450 million of long-term secured debt. Favorable action on this application will be required before any additional general and refunding bonds or other secured debt may be issued. No assurance can be given as to the outcome or timing of a decision by the PUCN on this application.

         NPC also has the ability to release property from the liens of the two mortgage indentures on the basis of net property additions, cash and/or retired bonds. To the extent NPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of bonds issuable under that indenture.

         On May 13, 2002, NPC issued a General and Refunding Mortgage Bond, Series D, due April 15, 2004, in the principal amount of $130 million, for the benefit of the holders of NPC's 6.20% Senior Unsecured Notes, Series B, due April 15, 2004. The Senior Unsecured Notes Indenture required that, in the event that NPC issued debt secured by liens on NPC's operating property in excess of 15% of its Net Tangible Assets or Capitalization (as both terms are defined in the Senior Unsecured Notes Indenture), NPC would equally and ratably secure the Senior Unsecured Notes. NPC triggered this negative pledge covenant on April 23, 2002.

         On May 1, 2002, Enron Power Marketing Inc. notified NPC and SPPC that it would end power deliveries to the Utilities effective May 7. Enron advised the Utilities that it was taking this action in line with its recently announced new business configuration that does not include arrangements such as its existing contracts with the Utilities. Enron also indicated that it had exercised what it believes to be its contractual right to end deliveries because of the recent downgrade in the credit ratings of the Utilities and their failure to provide mark-to-market collateral. The Enron contracts covered approximately 10% of purchased power supplies for the combined Utilities for the remainder of 2002. Enron has asserted claims for liquidated damages of approximately $199.7 million and $87.1 million against NPC and SPPC, respectively; however, that amount is subject to the Utilities' pending complaint proceeding at the FERC challenging the contract prices, and to other defenses that the Utilities intend to pursue.

         On May 9, 2002, Morgan Stanley Capital Group Inc. (MSCG) notified NPC that it would end power deliveries to the Utility effective May 9. MSCG also indicated that it had exercised what it believes to be its contractual right to end deliveries because of NPC's inability to provide adequate assurances of its ability to perform all of its outstanding material obligations. The MSCG contracts covered approximately 1% of purchased power supplies for NPC for the remainder of 2002. MSCG has stated that it will assert claims for any and all amounts due and payable.

         NPC's short-term liquidity depends significantly on the willingness of NPC's power suppliers to agree to defer payments for a portion of the amounts owed by NPC on purchased power contracts through the summer months of 2002. NPC's liquidity could also be significantly affected by any further disallowances of deferred energy costs upon any rehearing of the deferred energy rate case, by unfavorable rulings by the PUCN in future NPC rate cases, or by an unfavorable regulatory decision by the PUCN in SPPC's pending rate cases. Both S&P and Moody's have NPC's credit ratings on "negative watch", and any further downgrades could shut off NPC's access to the capital markets. Adverse developments with respect to any combination of the foregoing could cause NPC to become insolvent and would render NPC's ability to continue to operate outside of bankruptcy uncertain.

SIERRA PACIFIC POWER COMPANY

         The components of gross margin are set forth below (dollars in thousands):

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                       -----------------------------------------
                                                                    Change from
                                         2002           2001        Prior Year %
                                       --------       --------      ------------
Operating Revenues:
       Electric                        $224,297        $280,438        -20.0%
       Gas                               55,083          64,165        -14.2%
                                       --------        --------
             Total Revenues             279,380         344,603        -18.9%
                                       --------        --------

Energy Costs:
       Electric                         147,863         228,880        -35.4%
       Gas                               46,786          52,399        -10.7%
                                       --------        --------
             Total Energy Costs         194,649         281,279        -30.8%
                                       --------        --------
                 Gross Margin          $ 84,731        $ 63,324         33.8%
                                       ========        ========

Gross Margin by Segment:
       Electric                        $ 76,434        $ 51,558         48.2%
       Gas                                8,297          11,766        -29.5%
                                       --------        --------
             Total                     $ 84,731        $ 63,324         33.8%
                                       ========        ========



         The causes for significant changes in specific lines comprising the results of operations for SPPC are as follows:

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                            --------------------------------------------
                                                                              Change
                                                                            from Prior
                                                  2002          2001           year %
                                            --------------  --------------  ------------
ELECTRIC OPERATING REVENUES ($000):
     Residential                            $      60,403   $      51,509         17.3%
     Commercial                                    62,716          51,174         22.6%
     Industrial                                    63,132          54,585         15.7%
                                            --------------  --------------
     Retail revenues                              186,251         157,268         18.4%
     Other                                         38,046         123,170        -69.1%
                                            --------------  --------------
       TOTAL REVENUES                       $     224,297   $     280,438        -20.0%
                                            ==============  ==============

     Retail sales in thousands of
       megawatt-hours (MWH)                         2,136           2,133          0.1%

     Average retail revenue per MWH         $       87.20   $       73.73         18.3%



         All classes of retail electric revenues for the three months ended March 31, 2002 were higher than the same period in the prior year primarily due to rate increases resulting from the 2001 Global Settlement and 2001 Comprehensive Energy Plan (CEP). During the first quarter of 2001, these rate increases were being phased in on a monthly basis whereas retail revenues for the first quarter of 2002 reflect the cumulative impact of those increases. See SPPC's Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of the Global Settlement and the CEP.

         Other electric revenues for the three months ended March 31, 2002 were significantly lower than the same period in 2001, primarily due to lower wholesale power sales as a result of changing market conditions. See SPPC's Annual Report on Form 10-K for the year ended December 31, 2001, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Purchased Power Procurement, for a discussion of SPPC's purchased power procurement strategies.

                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                  ---------------------------------------
                                                                                Change
                                                                              from Prior
                                                   2002            2001         year %
                                                  -------        -------    -------------
GAS OPERATING REVENUES ($000):
     Residential                                  $29,472        $21,624          36.3%
     Commercial                                    17,004         10,641          59.8%
     Industrial                                     7,664          4,631          65.5%
     Miscellaneous                                    396            517         -23.4%
                                                  -------        -------
     Total retail revenue                          54,536         37,413          45.8%
     Wholesale revenue                                547         26,752         -98.0%
                                                  -------        -------
       TOTAL REVENUES                             $55,083        $64,165         -14.2%
                                                  =======        =======

     Retail sales in thousands
       of decatherms                                6,006          5,293          13.5%

     Average retail revenues per decatherm        $  9.08        $  7.07          28.4%

         Retail gas revenues for the three months ended March 31, 2002 were significantly higher than the same period in the prior year primarily due to PUCN-authorized rate increases on February 1, and November 5, 2001. These rate increases were granted as a result of higher gas costs that SPPC had incurred.

         Wholesale gas revenues for the three months ended March 31, 2002 were significantly lower than the same period in 2001, primarily due to lower wholesale sales.

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                   -----------------------------------------------------------
                                                                                Change from
                                        2002                  2001             Prior Year %
                                   ----------------     ------------------    ----------------
PURCHASED POWER ($000):                  $ 105,417              $ 150,987              -30.2%

Purchased Power in thousands
  of MWHs                                    1,703                  1,447               17.7%
Average cost per MWH of
    Purchased Power                        $ 61.90               $ 104.34              -40.7%

         Purchased power costs were lower for the three-month period ended March 31, 2002, than the prior year because the majority of SPPC's total energy requirements utilize Short-Term Firm purchased power for which costs have significantly decreased from those a year ago. Prices for SPPC's risk management activities also decreased substantially. Risk management activities include transactions entered into for hedging purposes and to minimize purchased power costs. See SPPC's Annual Report on Form 10-K for the year ended December 31, 2001, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Purchased Power Procurement, for a discussion of SPPC's purchased power procurement strategies.

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                              -----------------------------------------
                                                                           Change from
                                                2002            2001       Prior Year %
                                              -------         -------      ------------
FUEL FOR POWER GENERATION ($000)              $47,051         $70,872         -33.6%

Thousands of MWHs generated                     1,212           1,583         -23.4%
Average fuel cost per MWH
  of Generated Power                          $ 38.82         $ 44.77         -13.3%

          Fuel for Power Generation costs for the three months period ended March 31, 2002 were significantly lower than the same period of the prior year as both volumes generated and natural gas prices decreased significantly. Volume for the first quarter of 2002 was lower because it was more economical to purchase power than to generate power.

                                                                      THREE MONTHS
                                                                    ENDED MARCH 31,
                                              ----------------------------------------------------------
                                                                                             Change
                                                                                           from Prior
                                                   2002                 2001                 Year %
                                              ---------------     ------------------     ---------------
GAS PURCHASED FOR RESALE ($000)               $       38,594      $          70,543              -45.3%

Gas Purchased for Resale
    (thousands of decatherms)                          5,960                  6,500               -8.3%

Average cost per decatherm                    $         6.48      $           10.85              -40.3%

         Gas Purchased for Resale decreased significantly for the three months period ended March 31, 2002 compared to the prior year because of much lower gas prices and a reduced volume of wholesale gas sales.

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                     -----------------------------------------
                                                                                  Change from
                                                         2002          2001       Prior Year %
                                                     -------------  ------------  ------------
DEFERRAL OF ENERGY COSTS-NET ($000)
   Deferred energy costs - electric                        (4,605)        7,021        -165.6%
   Deferred energy costs - gas                              8,192       (18,144)          N/A
                                                     -------------  ------------
              Total                                       $ 3,587     $ (11,123)          N/A
                                                     =============  ============

         SPPC recorded a deferral of energy costs electric - net for the three months ended March 31, 2002, reflecting the extent to which actual fuel and purchased power costs exceeded the fuel and purchased power costs recovered through current rates. Deferral of energy costs electric - net for the three months ended March 31, 2001, included a charge of approximately $7 million, consistent with the provisions for implementation of deferred energy accounting for electric operations beginning March 1, 2001.

         SPPC's deferred energy costs gas - net for the three months ended March 31, 2002 reflects the amortization of prior deferred costs due to the PUCN-authorized recovery of those costs. Deferral of energy costs-net for gas for the three months ended March 31, 2001 reflects undercollections of such costs because revenue received from 2001 base purchased gas rates did not cover the increased cost of natural gas experienced by SPPC.

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                         -----------------------------------------------------
                                                                                  Change from
                                              2002              2001              Prior Year %
                                         -------------     -------------         -------------
ALLOWANCE FOR OTHER FUNDS USED
    DURING CONSTRUCTION ($000)           $         236     $       (184)                  N/A

ALLOWANCE FOR BORROWED FUNDS USED
    DURING CONSTRUCTION ($000)                     391              (46)                  N/A
                                         -------------     ------------
                                         $         627     $       (230)                  N/A
                                         =============     ============

         Total allowance for funds used during construction (AFUDC) for the three months ended March 31, 2002, increased over the prior year because AFUDC in 2001 reflects an adjustment to refine amounts assigned to specific components of facilities that were completed in different periods. The year-to-year change was offset, in part, by a decrease in the AFUDC rate in 2002.

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                          ----------------------------------------
                                                                       Change from
                   (000's)                 2002            2001         Prior Year %
                                          -------        --------       ----------
OTHER OPERATING EXPENSE                   $27,747        $ 27,694            0.2%
INCOME TAXES                              $ 4,901        $ (2,121)            N/A
TAXES OTHER THAN INCOME TAXES             $ 4,776        $  4,394            8.7%
INTEREST CHARGES ON LONG-TERM DEBT        $16,445        $ 10,571           55.6%
INTEREST CHARGES - OTHER                  $ 1,142        $  2,960          -61.4%
OTHER INCOME (EXPENSE) - NET              $ 2,970        $   (486)            N/A

         Other operating expense for the three-month period ending March 31, 2002 was comparable with the prior year. Other operating expense for 2001 included a $3.5 million reserve provision established as a result of the conclusion of electric industry restructuring in Nevada and a $2.7 million increase in the provision for uncollectible accounts related to the California Power Exchange. The absence of these charges in 2002 was offset primarily by increased expenses related to collection activities, legal fees, and insurance premiums.

         SPPC recorded income tax expense for the three months ended March 31, 2002, compared to an income tax benefit for the same period in 2001, as a result of pre-tax net income in the current year compared to a net pre-tax loss in the prior year.

         Taxes other than income taxes were higher for the three months ended March 31, 2002 due primarily to an increase in property taxes related to an increase in plant-in-service offset, in part, by a decrease in franchise taxes.

         Interest charges on long-term debt for the three-month period ending March 31, 2002, increased over the same period in 2001 due to a $100 million increase in long-term debt outstanding for the quarter ended March 31, 2002, over the year earlier period.

         Interest charges-other for the three-month period ending March 31, 2002, decreased from the prior year due to lower commercial paper and short-term debt balances during 2002.

         Other income (expense) - net for the three months ended March 31, 2002 reflects the recording of approximately $3.3 million, net of taxes, of carrying charges on deferred fuel and purchased power costs pursuant to the implementation of deferred energy accounting on March 1, 2001.

ANALYSIS OF CASH FLOWS

         SPPC's cash flows during the three months ended March 31, 2002, improved slightly compared to the same period in 2001, as an increase in cash flows from operating activities was largely offset by a decrease in cash flows from financing activities. Factors contributing to 2002's improved cash flows from operating activities include the recording of net income in 2002 compared to a net loss in 2001, improved cash positions in both accounts receivable and accounts payable, and the recovery of deferred energy costs resulting from PUCN-authorized rate increases for gas customers. Cash flows from financing activities were lower due to a substantial decrease in short-term borrowings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 2002, SPPC earned approximately $10.9 million before preferred stock dividends. SPPC paid $975,000 in dividends to holders of its preferred stock and paid $10 million in dividends on its common stock, all of which was reinvested in SPPC as a contribution to capital.

         As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sierra Pacific Power Company - Construction Expenditures and Financing" and " - Capital Structure" in the Annual Report on Form 10-K for the year ended December 31, 2001, SPPC anticipated having capital requirements for construction costs and for the repayment of maturing short-term and long-term debt during 2002 totaling approximately $189 million, which SPPC would need to fund through a combination of (i) internally generated funds, (ii) the issuance of short-term debt, and
(iii) capital contributions from SPR. At April 30, 2002, SPPC had estimated cash reserves of approximately $136 million.

         On March 29 and April 1, 2002, following the decision by the PUCN in NPC's deferred energy rate case, S&P and Moody's lowered SPPC's unsecured debt ratings to below investment grade. On April 23 and 24, 2002, SPPC's unsecured debt ratings were further downgraded and its secured debt ratings were downgraded to below investment grade. As a result of these downgrades, SPPC's ability to access the capital markets to raise funds is severely limited.

         In connection with the credit ratings downgrades referenced above, SPPC lost its A2/P2 commercial paper ratings and can no longer issue commercial paper. At the time, SPPC had a commercial paper balance outstanding of $47.7 million with a weighted average interest rate of 2.49%. SPPC paid off its maturing commercial paper with the proceeds of borrowings under its credit facility. SPPC does not expect to have direct access to the commercial paper market for the foreseeable future.

         SPPC's $150 million unsecured revolving credit facility was also affected by the downgrade in SPPC's credit rating. Under this facility, SPPC was required, in the event of a ratings downgrade of its senior unsecured debt, to secure the facility with General and Refunding Mortgage Bonds. In satisfaction of its obligation to secure the credit facility, on April 8, 2002, SPPC issued and delivered its General and Refunding Mortgage Bond, Series B, due November 28, 2002, in the principal amount of $150 million, to the Administrative Agent for the credit facility. As of May 10, 2002, SPPC had borrowed the entire $150 million of funds available under its credit facility to, in part, pay off maturing commercial paper, maintaining a cash balance at SPPC. SPPC's credit facility expires on November 28, 2002. The borrowing costs under the Credit Agreement are at a variable interest rate consisting of a spread over LIBOR or an alternate base rate that is based upon a pricing grid tied to the credit rating on SPPC's senior unsecured long-term debt.

         The Credit Agreement contains a number of restrictive covenants including restrictions on liens, sales of assets, mergers, and sale and leaseback transactions. The Credit Agreement also contains financial covenants requiring that SPPC maintain a ratio of (i) Total Indebtedness to (ii) the sum of Total Indebtedness and Shareholders Equity that does not exceed 0.60:1 as of the last day of each fiscal quarter and a Consolidated Interest Coverage Ratio of not less than 2.0:1 calculated as of the last day of each fiscal quarter for the preceding four consecutive fiscal quarters. As of March 31, 2002, SPPC was in compliance with these financial covenants.

         SPPC is currently pursuing a receivables purchase facility, in a principal amount not to exceed $125 million. Under the proposed facility, SPPC would sell receivables in a true sale to special purpose entities that would in-turn sell those assets or interests in those assets to a commercial paper conduit or directly to a bank. This facility would be used to provide additional liquidity for working capital and general corporate purposes in addition to SPPC's existing credit facility. If completed, SPPC expects the facility to be accounted for in compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The special purpose entities would be wholly owned subsidiaries and their financial positions and results of operations would be reflected in the consolidated financial statements of SPR, NPC, and SPPC. Completion of this facility is dependent on the negotiation of mutually satisfactory terms and the satisfaction of customary closing conditions, and no assurance can be given at this time that the facility will in fact be completed.

         SPPC's first mortgage indenture creates a first priority lien on substantially all of SPPC's properties in Nevada and California. As of March 31, 2002, $509.7 million of SPPC's first mortgage bonds were outstanding. Although the first mortgage indenture allows SPPC to issue additional mortgage bonds on the basis of (i) 60 percent of net utility property additions and/or (ii) the principal amount of retired mortgage bonds, SPPC agreed in its General and Refunding Mortgage Indenture that it would not issue any additional first mortgage bonds.

         SPPC's General and Refunding Mortgage Indenture creates a lien on substantially all of SPPC's properties in Nevada that is junior to the lien of the first mortgage indenture. As of April 30, 2002, $470 million of SPPC's General and Refunding Mortgage bonds were outstanding. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of (i) 70 percent of net utility property additions, (ii) the principal amount of retired General and Refunding Mortgage bonds, and/or (iii) the principal amount of first mortgage bonds retired after delivery to the indenture trustee of the initial expert's certificate under the General and Refunding Mortgage Indenture. At April 30, 2002, SPPC had the capacity to issue approximately $266 million of additional General and Refunding Mortgage bonds.

         SPPC also has the ability to release property from the liens of the two mortgage indentures on the basis of net property additions, cash and/or retired bonds. To the extent SPPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of bonds issuable under that indenture.

         On May 1, 2002, Enron Power Marketing Inc. notified NPC and SPPC that it would end power deliveries to the Utilities effective May 7. Enron advised the Utilities that it was taking this action in line with its recently announced new business configuration that does not include arrangements such as its existing contracts with the Utilities. Enron also indicated that it had exercised what it believes to be its contractual right to end deliveries because of the recent downgrade in the credit ratings of the Utilities and their failure to provide mark-to-market collateral. The Enron contracts covered approximately 10% of purchased power supplies for the combined Utilities for the remainder of 2002. Enron has asserted claims for liquidated damages of approximately $199.7 million and $87.1 million against NPC and SPPC, respectively; however, that amount is subject to the Utilities' pending complaint proceeding at the FERC challenging the contract prices, and to other defenses that the Utilities intend to pursue.

         SPPC's future liquidity depends, to a very large degree, on the outcome of its pending rate cases before the PUCN. In particular, a significant disallowance by the PUCN in the deferred energy rate case could result in further downgrades in SPPC's credit ratings, could adversely affect SPPC's ability to continue purchasing power and fuel, and could render SPPC's ability to continue to operate outside of bankruptcy uncertain.


SIERRA PACIFIC RESOURCES (HOLDING COMPANY)

         The Condensed Consolidated Statements of Operations of SPR for the three months ended March 31, 2002, include the operating results of the holding company. The holding company recognized higher interest costs, $19.2 million in 2002 compared to $14.0 million in 2001, due to the issuance of $345 million of additional debt in November of 2001.

TUSCARORA GAS PIPELINE COMPANY

         The Condensed Consolidated Statements of Operations of SPR for the three-month periods ended March 31, 2002, and March 31, 2001, include the operating results of Tuscarora Gas Pipeline Company (TGPC), a wholly owned subsidiary of SPR. TGPC contributed $.9 million and $.7 million, respectively, in net income for the three-month periods ended March 31, 2002, and March 31, 2001.

E-THREE

         The Condensed Consolidated Statements of Operations of SPR for the three-month periods ended March 31, 2002, and March 31, 2001, include the operating results of e-three, a wholly owned subsidiary of SPR. e-three incurred losses of $.2 million and $.4 million, respectively, for the three-month periods ended March 31, 2002, and March 31, 2001.

SIERRA PACIFIC COMMUNICATIONS

         The Condensed Consolidated Statements of Operations of SPR for the three-month periods ended March 31, 2002, and March 31, 2001, include the operating results of Sierra Pacific Communications (SPC), a wholly owned subsidiary of SPR. SPC incurred net losses of $.7 million and $.4 million, respectively, for the three-month periods ended March 31, 2002, and March 31, 2001.

                               REGULATORY MATTERS

         Substantially all of the utility operations of both NPC and SPPC are conducted in Nevada. As a result both companies are subject to utility regulation within Nevada and therefore deal with many of the same regulatory issues.

NEVADA MATTERS

NEVADA POWER COMPANY GENERAL RATE CASE (NPC)

         On October 1, 2001, NPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by AB 369, which was enacted by the Nevada legislature in April 2001. On December 21, 2001, NPC filed a Certification to its general rate filing updating costs and revenues pursuant to Nevada regulations. In the certification filing, NPC requested an increase in its general rates charged to all classes of electric customers designed to produce an increase in annual electric revenues of $22.7 million, which is an overall 1.7% rate increase. The application also sought a return on common equity ("ROE") for Nevada Power's total electric operations of 12.25% and an overall rate of return ("ROR") of 9.30%.

         On March 27, 2002, the PUCN issued its decision on the general rate application, ordering a $43 million revenue decrease with an ROE of 10.1% and ROR of 8.37%. The effective date for the decision was April 1, 2002. The decision also resulted in adverse adjustments to depreciation aggregating $7.9 million, and the adverse treatment of approximately $5 million of revenues related to SO2 Allowances. On April 15, 2002, NPC filed a petition for reconsideration with the PUCN. In the petition, NPC raised six issues for reconsideration: the treatment of revenues related to SO2 Allowances, in particular the calculation of the annual amortization amount, which appears to be in error; the adjustment for "excess" capital investment related to common facilities at the Harry Allen generating station; the rejection of adjustments to accumulated depreciation reserves related to the establishment of revised depreciation rates for transmission, distribution and common facilities; the delay in allowing NPC to recover its merger costs without the benefit of carrying charges; the finding that NPC has no need for and is entitled to zero funds cash working capital; and the establishment of a 10.1% ROE. At this time, NPC is not able to predict the outcome or the timing of a decision in this matter.

NEVADA POWER COMPANY DEFERRED ENERGY CASE (NPC)

         On November 30, 2001, NPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 through September 30, 2001. This application was mandated by AB
369. The application sought to establish a Deferred Energy Accounting Adjustment ("DEAA") rate to clear accumulated purchased fuel and power costs of $922 million and spread the cost recovery over a period of not more than three years.

         On March 29, 2002, the PUCN issued its decision on the deferred energy application, allowing NPC three years to collect $488 million but disallowing $434 million of purchased fuel and power costs. On April 11, 2002, NPC filed a lawsuit in First District Court of Nevada seeking to reverse portions of the decision of the PUCN denying the recovery of deferred energy costs incurred by NPC on behalf of its customers in 2001. NPC asserts that, as a result of the PUCN's decision, NPC's credit rating was reduced to below investment grade, SPR suffered a reduction in its equity market capitalization by approximately 41%, and the disallowed costs are effectively imposed upon SPR's shareholders.

         In its lawsuit, NPC alleges that the order of the PUCN is: in violation of constitutional and statutory provisions; made upon unlawful procedure; affected by other error of law; clearly erroneous in view of the reliable, probative and substantial evidence on the whole record; arbitrary and capricious and characterized by abuse of discretion. NPC's lawsuit requests that the District Court reverse portions of the order of the PUCN and remand the matter to the PUCN with direction that the PUCN authorize NPC to immediately establish rates that would allow NPC to recover its entire deferred energy balance of $922 million, with a carrying charge, over three years. At this time, NPC is not able to predict the outcome or the timing of a decision in this matter.

         Various intervenors in NPC's deferred energy case before the PUCN have filed petitions with the PUCN for reconsideration of the order, seeking additional disallowances of between $12.8 million and $488 million. NPC cannot predict the outcome or timing of a decision regarding these petitions.

SIERRA PACIFIC POWER COMPANY GENERAL RATE CASE (SPPC)

         On November 30, 2001, SPPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by AB 369. On February 28, 2002, SPPC filed a certification to its general rate filing, updating costs and revenues pursuant to Nevada regulations. In the certification filing, SPPC requested an increase in its general rates charged to all classes of electric customers, which were designed to produce an increase in annual electric revenues of $15.9 million representing an overall 2.4% rate increase. The application also seeks an ROE for SPPC's total electric operations of 12.25% and an overall ROR of 9.42%. Public hearings for SPPC's general rate case began on April 8, 2002, and concluded on April 18. Various parties intervened in SPPC's general rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick Goldstrike Mines ("Barrick"), among others. The reduction of SPPC's revenue requirements proposed by the intervenors ranged from $8.0 million to $33.1 million. A decision is expected on or before June 1, 2002.

SIERRA PACIFIC POWER COMPANY DEFERRED ENERGY (SPPC)

         On February 1, 2002, SPPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001. This application was mandated by AB 369. The application seeks to establish a DEAA rate to clear accumulated purchased fuel and power costs of $205 million and spread the cost recovery over a period of not more than three years. It also seeks to recalculate the Base Tariff Energy Rate to reflect anticipated ongoing purchased fuel and power costs. The total rate increase resulting from the DEAA would amount to 9.8%. Public hearings began on April 29, 2002. Various parties have intervened in SPPC's deferred energy rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick, among others. Intervenors have proposed disallowances ranging from $40.4 million to $361 million. A decision is expected on or before June 1, 2002.

CUSTOMERS FILE UNDER AB661 (NPC, SPPC)

         AB 661, passed by the Nevada legislature in 2001, allows commercial and governmental customers with an average demand greater than 1 MW to select new energy suppliers. The Utilities would continue to provide transmission, distribution, metering and billing services to such customers. AB 661 requires customers wishing to choose a new supplier to receive the approval of the PUCN and meet public interest standards. In particular, departing customers must secure new energy resources that are not under contract to the Utilities, remaining customers or the Utility cannot be negatively impacted by the departure, and the departing customers must pay any deferred energy balances. The PUCN adopted regulations prescribing the criteria that will be used to determine if there will be negative impacts to remaining customers or the Utility. Certain limits are placed upon the departure of NPC customers until 2003; most significantly, the amount of load departing is limited to approximately 1100 MW in peak conditions. Customers must provide 180-day notice to the Utilities. AB 661 permitted customers to file applications with the PUCN beginning in the fourth quarter of 2001, and customers could begin to receive service from new suppliers by mid-2002.

         On January 10, 2002, Barrick, an approximately 130 MW SPPC customer, filed an application with the PUCN to exit the system of SPPC and to purchase energy, capacity and ancillary services from a provider other than SPPC. A stipulation filed on March 8, 2002 by SPPC and Barrick was rejected by the PUCN on March 29, 2002. The PUCN indicated a desire for more information regarding transmission access, the definition of a new electric resource, and the computation of exit fees. Subsequently, a second application was filed and later withdrawn by Barrick. At this point it is not known whether Barrick intends to refile its application.

         During May 2002, Rouse Fashion Show Management LLC, Coast Hotels and Casinos Inc., Station Casinos, Inc., Gordon Gaming Corporation, and MGM Mirage filed separate applications with the PUCN to exit the system of NPC and to purchase energy, capacity and ancillary services from a provider other than NPC. The loads of these customers aggregate 185 MW on peak. Hearings on these applications are scheduled for June and decisions anticipated in July. These customers are requesting to receive energy services from their new supplier in fall 2002. Another customer, approximately 70 MW of peak load, has filed a notice of intent to leave the system with an anticipated departure date of late 2002; their application can be filed in mid May.

CALIFORNIA MATTERS (SPPC)

RATE STABILIZATION PLAN

         SPPC serves approximately 44,500 customers in California. On June 29, 2001, SPPC filed with the CPUC a Rate Stabilization Plan, which includes two phases. Phase One, which was also filed June 29, 2001, is an emergency electric rate increase of $10.2 million annually or 26%. If granted, the typical residential monthly electric bill for a customer using 650 kilowatt-hours would increase from approximately $47.12 to $60.12. On August 14, 2001, a pre-hearing conference was held, and a procedural order was established. On September 27, the Administrative Law Judge issued an order stating that no interim or emergency relief could be granted until the end of the "rate freeze" period mandated by the California restructuring law for recovery of stranded costs. In accordance with the judge's request, on October 26, 2001, SPPC filed an amendment to its application declaring the rate freeze period to be over. On December 5 and 11, 2001, hearings were held and on January 11, 2002 and January 25, 2002 opening briefs and reply briefs were filed. A draft decision is expected by the end of the second quarter of 2002.

         Phase Two of the Rate Stabilization Plan was filed with the CPUC on April 1, 2002, and includes a general rate case and requests the CPUC to reinstate the Energy Cost Adjustment Clause, which would allow SPPC to file for periodic rate adjustments to reflect its actual costs for wholesale energy supplies. Phase Two also includes a proposal to terminate the 10% rate reduction mandated by AB 1890, but does not include a performance -based rate-making proposal. This request was for an overall increase in revenues of 17.1%, or $8.9 million annually.

FERC MATTERS (SPPC, NPC)

PRICE MITIGATION PLAN

         On June 19, 2001, the FERC adopted a price mitigation plan applicable to spot market wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. The price mitigation plan establishes a mechanism with which to determine the maximum amount that may be charged for power sold during this period. The intent of the mitigation plan is to simulate the price that might be charged for electricity sold under competitive market conditions. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the WSCC for the duration of the mitigation plan. Management believes that, under certain market conditions, the FERC plan adversely affects the availability of spot market power to the Utilities and reduces the price at which the Utilities can sell power on the wholesale market. Another potential result from these price mitigation measures could be the delay and/or cancellation of proposed power plants throughout the western United States. If these results occur, the long-term supply of energy could be reduced. Numerous parties, including NPC and several northwest utilities, appealed the June 19 and July 25, 2001 orders from the FERC to the District of Columbia Court of Appeals on the basis that the price caps are unfair to electric customers who reside outside of California. In a report to Congress on January 31, 2002, the FERC said the price mitigation plan had little if any influence on prices at which Western utilities were able to resell power. SPR is not persuaded by the FERC's report and continues to pursue its appeal. Hearings began on May 1, 2002, with a decision expected in May 2003. At this time, NPC is not able to predict the outcome or the timing of a decision in this matter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         SPR has evaluated its risk related to financial instruments whose values are subject to market sensitivity, such as fixed and variable rate debt and preferred trust securities obligations. As shown in SPR's Form 10-K for the year ended December 31, 2001, the fair market value of SPR's consolidated long-term debt and preferred trust securities was $3.684 billion, as of December 31, 2001. Due to the recent credit ratings downgrades by S&P and Moody's, SPR's valuations for its market-sensitive financial instruments show a decline of approximately 16% in the fair market value of these financial instruments to $3.096 billion from December 31, 2001 to April 26, 2002, as shown in the table below. Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

         Long-term debt (dollars in thousands):

Expected Maturity
Date

                  --------------------------------------------   ------------------------------------------
                         Expected Maturities Amounts              Weighted Avg Int Rate*  Fair Market Value
                  --------------------------------------------   ------------------------------------------
Fixed Rate           NPC        SPPC       SPR    Consolidated       Consolidated          Consolidated
                  --------------------------------------------   --------------------   -------------------
 2002             $    15,000 $   2,630 $       -  $    17,630                 7.40%
 2003                 210,000    20,629         -      230,629                 5.97%
 2004                 130,000     2,615         -      132,615                 6.10%
 2005                       -     2,622   300,000      302,622                 8.73%
 2006                       -    52,629         -       52,629                 6.71%
Thereafter            938,835   844,511   345,000    2,128,346                 6.87%
                  --------------------------------------------    ------------------    -------------------
Total Fixed Rate  $ 1,293,835 $ 925,636 $ 645,000  $ 2,864,471                          $         2,459,456
                  --------------------------------------------    ------------------    -------------------

Variable Rate
 2002             $         - $       - $ 100,000  $   100,000                 3.04%
 2003                 140,000         -   200,000      340,000                 3.43%
 2004                       -         -         -            -
 2005                       -         -         -            -
 2006                       -         -         -            -
Thereafter            115,000         -         -      115,000                 1.82%
                  --------------------------------------------     -----------------     ------------------
                  $   255,000 $       - $ 300,000  $   555,000                           $          513,500
                  --------------------------------------------     -----------------     ------------------

Preferred securities
(fixed rate)
After 2006        $   188,872 $       - $       -  $   188,872                 8.03%
                  --------------------------------------------     -----------------     ------------------
                  $   188,872 $       - $       -  $   188,872                           $          122,767
                  --------------------------------------------     -----------------     ------------------

Total             $ 1,737,707 $ 925,636 $ 945,000  $ 3,608,343                           $        3,095,723
                  ============================================     -----------------     ==================

         See the combined Form 10-K of SPR, NPC, and SPPC for the year ended December 31, 2001, for a discussion of Commodity Price Risk.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Refer to SPR's, NPC's, and SPPC's Combined Annual Report on Form 10-K for the year ended December 31, 2001, and to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation, Regulatory Matters, Nevada Power Company Deferred Energy Case, in this Quarterly Report on Form 10-Q, for a discussion of current legal matters. Although SPR, NPC, and SPPC are involved in ongoing litigation on a variety of other matters, in management's opinion, none individually or collectively are material to SPR's, NPC's, or SPPC's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed with this Form 10-Q:

NEVADA POWER COMPANY

Exhibit 4.1 Officer's Certificate establishing the terms of Nevada Power Company's General and Refunding Mortgage Bonds, Series C, due November 28, 2002

Exhibit 4.2 Form of Nevada Power Company's General and Refunding Mortgage Bonds, Series C, due November 28, 2002

SIERRA PACIFIC POWER COMPANY

Exhibit 4.3 Officer's Certificate establishing the terms of Sierra Pacific Power Company's General and Refunding Mortgage Bonds, Series B, due November 28, 2002

Exhibit 4.4 Form of Sierra Pacific Power Company's General and Refunding Mortgage Bonds, Series B, due November 28, 2002

NEVADA POWER COMPANY

Exhibit 10.1 Waiver Letter and Amendment to Credit Agreement, dated as of November 1, 2001, among Nevada Power Company, Union Bank of California, N.A., as Sole Bookrunner and Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, Bank One, NA, BNP Paribas and Mellon Bank, N.A., as Co-Documentation Agents, the Lenders party hereto from time to time, and Union Bank of California, N.A. and Wells Fargo Bank, N.A., as Co-Lead Arrangers.

Exhibit 10.2      Collective Bargaining Agreement dated as of February 1,
                  2002, effective through February 1, 2005, between Nevada Power Company and the International Brotherhood of Electrical Workers Local Union No. 396.

(b)      Reports on Form 8-K:

Form 8-K dated March 22, 2002, filed by SPR and NPC - Item 5, Other Events

         Disclosed, and included as an exhibit, NPC's press release dated March 22, 2002, announcing that NPC had reached two significant long-term power agreements, both of which are subject to regulatory approval by the PUCN.

Form 8-K dated March 29, 2002, filed by SPR and NPC - Item 5, Other Events

         Disclosed, and included as an exhibit, NPC's press release dated April 1, 2002, regarding the decision of the PUCN to allow NPC to recover, over three years, $488 million out of the $922 million of deferred energy costs incurred by NPC during the peak months of 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                              SIERRA PACIFIC RESOURCES
                                              ------------------------
                                                    (Registrant)

Date:      May 14, 2002                By:            /s/ Dennis D. Schiffel
           ------------                   ----------------------------------
                                                      Dennis D. Schiffel
                                                    Senior Vice President
                                                   Chief Financial Officer
                                                  (Principal Financial Officer)

Date:      May 14, 2002                By:         /s/ John E. Brown
           -------------                 -----------------------------------
                                                       John E. Brown
                                                         Controller
                                              (Principal Accounting Officer)


                                             NEVADA POWER COMPANY
                                             --------------------
                                                 (Registrant)

Date:      May 14, 2002                By:     /s/ Dennis D. Schiffel
           ------------                   ----------------------------------
                                               Dennis D. Schiffel
                                             Senior Vice President
                                            Chief Financial Officer
                                          (Principal Financial Officer)

Date:      May 14, 2002                By:    /s/ John E. Brown
           -------------                 -----------------------------------
                                                 John E. Brown
                                                 Controller
                                        (Principal Accounting Officer)


                                             SIERRA PACIFIC POWER COMPANY
                                             ----------------------------
                                                     (Registrant)

Date:      May 14, 2002                By:      /s/ Dennis D. Schiffel
           ------------                   ----------------------------------
                                                  Dennis D. Schiffel
                                                  Senior Vice President
                                                Chief Financial Officer
                                              (Principal Financial Officer)

Date:      May 14, 2002                By:      /s/ John E. Brown
           -------------                 -----------------------------------
                                                   John E. Brown
                                                   Controller
                                           (Principal Accounting Officer)