Form 10-Q
period 2002-06-30
SIERRA PACIFIC RESOURCES /NV/; SIERRA PACIFIC POWER CO; NEVADA POWER CO
filed 2002-08-14
CIK 741508, 90144, 71180

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                  Registrant, State of Incorporation, Address
Commission File   of Principal Executive Offices and Telephone    I.R.S. employer
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

                          Yes    [X]        No  [  ]
                               ------          ------

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                          Outstanding at August 7, 2002
  Common Stock, $1.00 par value                       102,133,074 Shares
   of Sierra Pacific Resources

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

================================================================================

                            SIERRA PACIFIC RESOURCES
                              NEVADA POWER COMPANY
                          SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORTS ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                    CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

    SIERRA PACIFIC RESOURCES -
         Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001 .............       3

         Condensed Consolidated Statements of Operations - Three Months and Six Months
             Ended June 30, 2002 and 2001 ........................................................       4

         Condensed Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 2002 and 2001 ........................................................       5

    NEVADA POWER COMPANY -
         Condensed Balance Sheets - June 30, 2002 and December 31, 2001 ..........................       6

         Condensed Statements of Operations - Three Months and Six Months
             Ended June 30, 2002 and 2001 ........................................................       7

         Condensed Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001 ............       8

    SIERRA PACIFIC POWER COMPANY -
         Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001 .............       9

         Condensed Consolidated Statements of Operations - Three Months and Six Months
             Ended June 30, 2002 and 2001 ........................................................      10

         Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001      11

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .........................................      12

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...      28
             Sierra Pacific Resources Results of Operations ......................................      33
             Nevada Power Company Results of Operations ..........................................      36
             Sierra Pacific Power Company Results of Operations ..................................      42

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ..............................      52

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings .......................................................................      53

ITEM 4.  Submission of Matters to a Vote of Security Holders .....................................      53

ITEM 5.  Other Information .......................................................................      53

ITEM 6.  Exhibits and Reports on Form 8-K ........................................................      53

Signature Page ...................................................................................      56

                            SIERRA PACIFIC RESOURCES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                         JUNE 30,         DECEMBER 31,
                                                                           2002               2001
                                                                       ------------       ------------
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                     $  5,778,360       $  5,683,296
    Less: accumulated provision for depreciation                          1,861,615          1,777,517
                                                                       ------------       ------------
                                                                          3,916,745          3,905,779
  Construction work-in-progress                                             261,719            203,456
                                                                       ------------       ------------
                                                                          4,178,464          4,109,235
                                                                       ------------       ------------
Investments in subsidiaries and other property, net                         130,371            128,892
                                                                       ------------       ------------

Current Assets:
  Cash and cash equivalents                                                 200,314             99,109
  Accounts receivable less provision for uncollectible accounts:
      2002-$40,662; 2001-$39,335                                            420,044            394,489
  Deferred energy costs - electric                                          220,317            333,062
  Deferred energy costs - gas                                                17,967             19,805
  Income tax receivable                                                          --             18,590
  Materials, supplies and fuel, at average cost                              96,916             94,167
  Risk management assets (Note 10)                                          153,781            286,509
  Other                                                                      34,865             14,071
                                                                       ------------       ------------
                                                                          1,144,204          1,259,802
                                                                       ------------       ------------
Deferred Charges and Other Assets:
  Goodwill (Note 12)                                                        310,441            312,145
  Deferred energy costs - electric                                          749,009            854,778
  Deferred energy costs - gas                                                16,326             23,248
  Income tax receivable                                                     295,201            355,659
  Regulatory tax asset                                                      168,276            169,738
  Other regulatory assets                                                   138,335            102,959
  Risk management assets (Note 10)                                           17,726             61,058
  Risk management regulatory assets - net (Note 10)                         234,986            664,383
  Other                                                                     132,944            139,417
                                                                       ------------       ------------
                                                                          2,063,244          2,683,385
                                                                       ------------       ------------

                                                                       $  7,516,283       $  8,181,314
                                                                       ============       ============
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity                                          $  1,334,339       $  1,702,322
  Accumulated other comprehensive loss (Note 10)                             (4,878)            (6,986)
  Preferred stock                                                            50,000             50,000
  NPC obligated mandatorily redeemable preferred trust securities           188,872            188,872
  Long-term debt                                                          3,168,406          3,376,105
                                                                       ------------       ------------
                                                                          4,736,739          5,310,313
                                                                       ------------       ------------
Current Liabilities:
  Short-term borrowings                                                     350,000            177,000
  Current maturities of long-term debt                                      221,447            122,010
  Accounts payable                                                          227,376            265,250
  Accrued interest                                                           43,680             37,565
  Dividends declared                                                          1,057              1,045
  Accrued salaries and benefits                                              20,892             30,145
  Deferred taxes on deferred energy costs                                    83,399            123,503
  Risk management liabilities (Note 10)                                     330,675            855,301
  Other current liabilities                                                  30,785             15,678
                                                                       ------------       ------------
                                                                          1,309,311          1,627,497
                                                                       ------------       ------------
Commitments & Contingencies (Note 11)

Deferred Credits and Other Liabilities:
  Deferred federal income taxes                                             405,262            412,658
  Deferred investment tax credit                                             50,220             51,947
  Deferred taxes on deferred energy costs                                   267,867            307,309
  Regulatory tax liability                                                   51,029             46,702
  Customer advances for construction                                        109,400            108,179
  Accrued retirement benefits                                                90,276             82,624
  Risk management liabilities (Note 10)                                      67,177            163,636
  Other (Note 11)                                                           429,002             70,449
                                                                       ------------       ------------
                                                                          1,470,233          1,243,504
                                                                       ------------       ------------

                                                                       $  7,516,283       $  8,181,314
                                                                       ============       ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            SIERRA PACIFIC RESOURCES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                                -----------------------------       -----------------------------
                                                                    2002             2001               2002             2001
                                                                ------------     ------------       ------------     ------------
OPERATING REVENUES:
  Electric                                                      $    673,685     $  1,121,274       $  1,254,254     $  1,760,724
  Gas                                                                 25,583           21,729             80,666           85,894
  Other                                                                1,586            5,070              4,341            7,700
                                                                ------------     ------------       ------------     ------------
                                                                     700,854        1,148,073          1,339,261        1,854,318
                                                                ------------     ------------       ------------     ------------
OPERATING EXPENSES:
  Operation:
    Purchased power                                                  660,228        1,088,147            941,711        1,440,955
    Fuel for power generation                                        104,643          179,909            235,416          366,134
    Gas purchased for resale                                          13,107           25,171             51,701           95,714
    Deferred energy costs disallowed                                  53,101               --            487,224               --
    Deferral of energy costs - electric - net                       (253,537)        (361,902)          (267,778)        (343,572)
    Deferral of energy costs - gas - net                               2,176           (8,302)            10,368          (26,447)
    Other                                                             63,408           62,204            135,438          166,504
  Maintenance                                                         17,015           20,154             33,922           38,458
  Depreciation and amortization                                       37,560           40,562             85,759           79,594
  Taxes:
    Income taxes                                                     (28,334)          13,223           (186,951)         (32,054)
    Other than income                                                 11,588           10,613             23,303           21,224
                                                                ------------     ------------       ------------     ------------
                                                                     680,955        1,069,779          1,550,113        1,806,510
                                                                ------------     ------------       ------------     ------------
OPERATING INCOME (LOSS)                                               19,899           78,294           (210,852)          47,808
                                                                ------------     ------------       ------------     ------------

OTHER (EXPENSE) INCOME:
  Allowance for other funds used during construction                      (3)            (151)               654            (687)
  Other income (expense) - net                                         5,583            5,043             (1,544)           6,312
                                                                ------------     ------------       ------------     ------------
                                                                       5,580            4,892               (890)            5,625
                                                                ------------     ------------       ------------     ------------
               Total Income (Loss) Before Interest Charges            25,479           83,186           (211,742)          53,433
                                                                ------------     ------------       ------------     ------------

INTEREST CHARGES:
  Long-term debt                                                      55,439           43,310            114,239           83,532
  Other                                                                8,266            7,411             12,896           15,293
  Allowance for borrowed funds used during construction and
    capitalized interest                                              (1,078)            (688)            (2,581)            (289)
                                                                ------------     ------------       ------------     ------------
                                                                      62,627           50,033            124,554           98,536
                                                                ------------     ------------       ------------     ------------
(LOSS) INCOME BEFORE NPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                              (37,148)          33,153           (336,296)         (45,103)
  Preferred dividend requirements of NPC obligated
    mandatorily redeemable preferred trust securities                  3,793            4,729              7,586            9,458
                                                                ------------     ------------       ------------     ------------
(LOSS) INCOME BEFORE PREFERRED STOCK DIVIDENDS                       (40,941)          28,424           (343,882)         (54,561)
  Preferred stock dividend requirements of subsidiary                    975              875              1,950            1,750
                                                                ------------     ------------       ------------     ------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                             (41,916)          27,549           (345,832)         (56,311)
                                                                ------------     ------------       ------------     ------------

DISCONTINUED OPERATIONS:
  Income from operations of water business disposed of
     (net of income taxes of $410 and $888 in 2001,
     respectively)                                                        --              641                 --            1,022

  Gain on disposal of water business
     (net of income taxes of $18,237)                                     --           25,845                 --           25,845

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX  (Note 12)                                        --               --             (1,566)              --
                                                                ------------     ------------       ------------     ------------

NET (LOSS) INCOME                                               $    (41,916)    $     54,035       $   (347,398)    $    (29,444)
                                                                ============     ============       ============     ============

Amounts per share - Basic and Diluted
    (Loss) income from continuing operations                    $      (0.41)    $       0.35       $      (3.39)    $      (0.72)
    Income from discontinued operations                                   --             0.01                 --             0.01
    Gain on disposal of water business                                    --             0.33                                0.33
    Cumulative effect of change in accounting principle
       (net of tax)                                                       --               --              (0.01)
                                                                ------------     ------------       ------------     ------------
    Net (loss) income                                           $      (0.41)    $       0.69       $      (3.40)    $      (0.38)
                                                                ============     ============       ============     ============

Weighted Average Shares of Common Stock Outstanding              102,110,536       78,491,053        102,110,536       78,483,135
                                                                ============     ============       ============     ============

Dividends Paid Per Share of Common Stock                        $         --     $         --       $       0.20     $       0.25
                                                                ============     ============       ============     ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            SIERRA PACIFIC RESOURCES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ---------------------------
                                                                         2002             2001
                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations before preferred dividends          $ (343,882)      $  (54,561)
  Income from discontinued operations before preferred dividends              --            1,222
  Gain on disposal of water business                                          --           25,845
  Non-cash items included in income:
    Depreciation and amortization                                         86,671           83,055
    Deferred taxes and deferred investment tax credit                     68,289          111,696
    AFUDC and capitalized interest                                        (3,235)             389
    Amortization of deferred energy costs - electric                      59,976               --
    Amortization of deferred energy costs - gas                            7,661               --
    Deferred energy costs disallowed (net of taxes)                      317,977               --
    Early retirement and severance amortization                            1,458            3,121
    Gain on disposal of water business                                        --          (44,081)
    Other non-cash                                                       (23,462)          (3,463)
  Changes in certain assets and liabilities:
    Accounts receivable                                                  (25,555)        (320,191)
    Deferral of energy costs - electric                                     (479)        (347,467)
    Deferral of energy costs - gas                                         1,099          (28,111)
    Materials, supplies and fuel                                          (2,749)         (16,224)
    Other current assets                                                 (20,732)         (48,903)
    Accounts payable                                                     (37,875)         410,396
    Income tax receivable                                                 79,048               --
    Other current liabilities                                             11,971           (5,382)
    Other - net                                                           36,906           15,938
                                                                      ----------       ----------
Net Cash from Operating Activities                                       213,087         (216,721)
                                                                      ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant                                          (181,384)        (158,652)
    AFUDC and other charges to utility plant                               3,235             (389)
    Customer refunds for construction                                      1,221           (3,537)
    Contributions in aid of construction                                  24,466           16,122
                                                                      ----------       ----------
    Net cash used for utility plant                                     (152,462)        (146,456)
    Proceeds from sale of assets of water business                            --          318,882
    Investments in subsidiaries and other property                        (1,640)          (5,944)
                                                                      ----------       ----------
Net Cash from Investing Activities                                      (154,102)         166,482
                                                                      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term borrowings                         173,000         (113,054)
    Proceeds from issuance of long-term debt                                  --          670,000
    Retirement of long-term debt                                        (108,262)        (353,160)
    Sale of common stock                                                      --              433
    Dividends paid                                                       (22,518)         (21,780)
                                                                      ----------       ----------
Net Cash from Financing Activities                                        42,220          182,439
                                                                      ----------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                101,205          132,200
Beginning Balance in Cash and Cash Equivalents                            99,109           51,503
                                                                      ----------       ----------
Ending Balance in Cash and Cash Equivalents                           $  200,314       $  183,703
                                                                      ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid (received) during period for:
    Interest                                                          $  120,457       $   98,650
    Income taxes                                                      $ (185,011)      $  (33,842)

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                              NEVADA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                            JUNE 30,        DECEMBER 31,
                                                                              2002              2001
                                                                          ------------      ------------
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                        $  3,442,405      $  3,356,584
    Less: accumulated provision for depreciation                               977,161           928,939
                                                                          ------------      ------------
                                                                             2,465,244         2,427,645
  Construction work-in-progress                                                165,036           134,706
                                                                          ------------      ------------
                                                                             2,630,280         2,562,351
                                                                          ------------      ------------

Investment in Sierra Pacific Resources (Note 2)                                236,605           309,259
Investments in subsidiaries and other property, net                             13,502            12,721
                                                                          ------------      ------------
                                                                               250,107           321,980
                                                                          ------------      ------------
Current Assets:
  Cash and cash equivalents                                                     59,877             8,505
  Accounts receivable less provision for uncollectible accounts:
      2002-$32,285; 2001-$30,861                                               292,282           210,333
  Deferred energy costs - electric                                             167,923           281,555
  Income tax receivable                                                             --            18,590
  Materials, supplies and fuel, at average cost                                 47,166            48,511
  Risk management assets (Note 10)                                             100,092           200,829
  Other                                                                         17,696             6,698
                                                                          ------------      ------------
                                                                               685,036           775,021
                                                                          ------------      ------------
Deferred Charges and Other Assets:
  Deferred energy costs - electric                                             569,760           698,510
  Income tax receivable                                                        264,549           295,818
  Regulatory tax asset                                                         108,912           109,859
  Other regulatory assets                                                       52,807            31,588
  Risk management assets (Note 10)                                              15,000            49,493
  Risk management regulatory assets - net (Note 10)                            112,055           351,264
  Other                                                                         24,678            29,485
                                                                          ------------      ------------
                                                                             1,147,761         1,566,017
                                                                          ------------      ------------

                                                                          $  4,713,184      $  5,225,369
                                                                          ============      ============
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity including $236,605 and $309,259
     of equity in Sierra Pacific Resources in 2002 and 2001 (Note 2)      $  1,334,339      $  1,702,322
  Accumulated other comprehensive income                                           415               520
  NPC obligated mandatorily redeemable preferred trust securities              188,872           188,872
  Long-term debt                                                             1,605,777         1,607,967
                                                                          ------------      ------------
                                                                             3,129,403         3,499,681
                                                                          ------------      ------------
Current Liabilities:
  Short-term borrowings                                                        200,000           130,500
  Current maturities of long-term debt                                          19,047            19,380
  Accounts payable                                                             200,814           202,555
  Accrued interest                                                              25,658            19,310
  Dividends declared                                                                78                71
  Accrued salaries and benefits                                                  7,508            12,450
  Deferred taxes on deferred energy costs                                       58,773            98,544
  Risk management liabilities (Note 10)                                        181,760           522,508
  Other current liabilities                                                     21,475            17,710
                                                                          ------------      ------------
                                                                               715,113         1,023,028
                                                                          ------------      ------------
Commitments & Contingencies (Note 11)

Deferred Credits and Other Liabilities:
  Deferred federal income taxes                                                203,389           223,641
  Deferred investment tax credit                                                22,718            23,533
  Deferred taxes on deferred energy costs                                      199,416           244,479
  Regulatory tax liability                                                      23,601            18,604
  Customer advances for construction                                            61,234            61,454
  Accrued retirement benefits                                                   32,769            28,104
  Risk management liabilities (Note 10)                                         33,225            78,558
  Other (Note 11)                                                              292,316            24,287
                                                                          ------------      ------------
                                                                               868,668           702,660
                                                                          ------------      ------------

                                                                          $  4,713,184      $  5,225,369
                                                                          ============      ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              NEVADA POWER COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,
                                                                 ---------------------------       ---------------------------
                                                                    2002             2001             2002             2001
                                                                 ----------       ----------       ----------       ----------
OPERATING REVENUES:
  Electric                                                       $  477,059       $  808,441       $  833,331       $1,167,453

OPERATING EXPENSES:
  Operation:
    Purchased power                                                 485,926          839,538          661,992        1,041,360
    Fuel for power generation                                        73,474          102,258          157,196          217,610
    Deferred energy costs disallowed                                     --               --          434,123               --
    Deferral of energy costs-net                                   (185,199)        (281,145)        (194,835)        (269,837)
    Other                                                            37,284           33,750           77,270           84,522
  Maintenance                                                        11,876           13,478           23,526           26,458
  Depreciation and amortization                                      17,140           22,427           47,949           44,303
  Taxes:
    Income taxes                                                        (57)          16,246         (156,480)         (14,218)
    Other than income                                                 6,453            5,847           13,187           11,897
                                                                 ----------       ----------       ----------       ----------
                                                                    446,897          752,399        1,063,928        1,142,095
                                                                 ----------       ----------       ----------       ----------
OPERATING INCOME (LOSS)                                              30,162           56,042         (230,597)          25,358
                                                                 ----------       ----------       ----------       ----------

OTHER (EXPENSE) INCOME:
  Equity in losses of Sierra Pacific Resources (Note 2)             (47,571)          20,985          (52,069)          (7,152)
  Allowance for other funds used during construction                     80             (122)             501             (473)
  Other income (expense) - net                                        5,585            2,747           (5,772)           3,168
                                                                 ----------       ----------       ----------       ----------
                                                                    (41,906)          23,610          (57,340)          (4,457)
                                                                 ----------       ----------       ----------       ----------
              Total (Loss) Income Before Interest Charges           (11,744)          79,652         (287,937)          20,901
                                                                 ----------       ----------       ----------       ----------

INTEREST CHARGES:
  Long-term debt                                                     22,876           18,339           46,954           34,959
  Other                                                               4,352            3,750            6,882            7,713
  Allowance for borrowed funds used during construction and
    capitalized interest                                               (849)            (265)          (1,961)              87
                                                                 ----------       ----------       ----------       ----------
                                                                     26,379           21,824           51,875           42,759
                                                                 ----------       ----------       ----------       ----------

(LOSS) INCOME BEFORE NPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                             (38,123)          57,828         (339,812)         (21,858)
  Preferred dividend requirements of NPC obligated
    mandatorily redeemable preferred trust securities                 3,793            3,793            7,586            7,586
                                                                 ----------       ----------       ----------       ----------

NET (LOSS) INCOME                                                $  (41,916)      $   54,035       $ (347,398)      $  (29,444)
                                                                 ==========       ==========       ==========       ==========

Net (Loss) Income Per Share  - Basic (Note 2)                    $    (0.41)      $     0.69       $    (3.40)      $    (0.38)
                                                                 ==========       ==========       ==========       ==========
                             - Diluted (Note 2)                  $    (0.41)      $     0.69       $    (3.40)      $    (0.38)
                                                                 ==========       ==========       ==========       ==========

Weighted Average Shares of Common
  Stock Outstanding (000's) (Note 2)                                102,111           78,491          102,111           78,483
                                                                 ==========       ==========       ==========       ==========

Dividends Paid Per Share of Common Stock (Note 2)                $       --       $       --       $     0.20       $     0.25
                                                                 ==========       ==========       ==========       ==========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              NEVADA POWER COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            --------------------------
                                                               2002            2001
                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (347,398)     $  (29,444)
  Non-cash items included in income:
     Depreciation and amortization                              47,949          44,303
     Deferred taxes and deferred investment tax credit          51,987          89,758
     AFUDC and capitalized interest                             (2,462)            560
     Amortization of deferred energy costs                      57,577              --
     Deferred energy costs disallowed (net of taxes)           282,181              --
     Other non-cash                                            (13,782)         (1,670)
     Equity in losses of SPR (Note 2)                           52,069           7,152
  Changes in certain assets and liabilities:
     Accounts receivable                                       (81,949)       (273,126)
     Deferral of energy costs                                  (20,317)       (272,777)
     Materials, supplies and fuel                                1,345          (3,306)
     Other current assets                                      (10,998)        (75,578)
     Accounts payable                                           (1,740)        414,458
     Income tax receivable                                      49,859              --
     Other current liabilities                                   5,170            (223)
     Other - net                                                31,946           4,971
                                                            ----------      ----------
Net Cash from Operating Activities                             101,437         (94,922)
                                                            ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to utility plant                              (139,634)        (88,552)
      AFUDC and other charges to utility plant                   2,462            (560)
      Customer refunds for construction                           (220)         (3,739)
      Contributions in aid of construction                      21,286           3,903
                                                            ----------      ----------
      Net cash used for utility plant                         (116,106)        (88,948)
      Investments in subsidiaries and other property              (942)             --
                                                            ----------      ----------
Net Cash from Investing Activities                            (117,048)        (88,948)
                                                            ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings                         69,500              --
      Proceeds from issuance of long-term debt                      --         350,000
      Retirement of long-term debt                              (2,523)       (151,699)
      Investment of SPR                                         10,000          21,921
      Dividends paid                                            (9,994)             --
                                                            ----------      ----------
Net Cash from Financing Activities                              66,983         220,222
                                                            ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       51,372          36,352
Beginning balance in Cash and Cash Equivalents                   8,505          43,858
                                                            ----------      ----------

Ending balance in Cash and Cash Equivalents                 $   59,877      $   80,210
                                                            ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid (received) during period for:
       Interest                                             $   47,545      $   40,910
       Income taxes                                         $ (102,904)     $  (10,015)

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                       JUNE 30,      DECEMBER 31,
                                                                         2002            2001
                                                                      ----------      ----------
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                    $2,335,955      $2,326,712
    Less:  accumulated provision for depreciation                        884,454         848,578
                                                                      ----------      ----------
                                                                       1,451,501       1,478,134
  Construction work-in-progress                                           96,683          68,750
                                                                      ----------      ----------
                                                                       1,548,184       1,546,884
                                                                      ----------      ----------

Investments in subsidiaries and other property, net                       55,603          57,185
                                                                      ----------      ----------

Current Assets:
  Cash and cash equivalents                                              112,196          11,772
  Accounts receivable less provision for uncollectible accounts:
    2002 - $8,377; 2001 - $8,474                                         230,652         194,698
  Deferred energy costs - electric                                        52,394          51,507
  Deferred energy costs - gas                                             17,967          19,805
  Materials, supplies and fuel, at average cost                           46,130          42,290
  Risk management assets (Note 10)                                        53,689          85,680
  Other                                                                   16,458           5,935
                                                                      ----------      ----------
                                                                         529,486         411,687
                                                                      ----------      ----------

Deferred Charges and Other Assets:
  Deferred energy costs - electric                                       179,249         156,268
  Deferred energy costs - gas                                             16,326          23,248
  Income tax receivable                                                   12,289          41,040
  Regulatory tax asset                                                    59,364          59,879
  Other regulatory assets                                                 65,615          51,146
  Risk management assets (Note 10)                                         2,726          11,565
  Risk management regulatory assets - net (Note 10)                      122,931         313,119
  Other                                                                   11,811          13,886
                                                                      ----------      ----------
                                                                         470,311         670,151
                                                                      ----------      ----------
                                                                      $2,603,584      $2,685,907
                                                                      ==========      ==========

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                         $  657,797      $  692,654
  Accumulated other comprehensive income                                     416             247
  Preferred stock                                                         50,000          50,000
  Long-term debt                                                         917,561         923,070
                                                                      ----------      ----------
                                                                       1,625,774       1,665,971
                                                                      ----------      ----------

Current Liabilities:
  Short-term borrowings                                                  150,000          46,500
  Current maturities of long-term debt                                     2,400           2,630
  Accounts payable                                                        61,781          95,555
  Accrued interest                                                        10,364           8,408
  Dividends declared                                                         986             974
  Accrued salaries and benefits                                           10,804          15,466
  Deferred taxes on deferred energy costs                                 24,626          24,959
  Risk management liabilities (Note 10)                                  148,915         332,793
  Other current liabilities                                                7,513           3,387
                                                                      ----------      ----------
                                                                         417,389         530,672
                                                                      ----------      ----------

Commitments & Contingencies (Note 11)

Deferred Credits and Other Liabilities:
  Deferred federal income taxes                                          191,529         178,533
  Deferred investment tax credit                                          27,502          28,414
  Deferred taxes on deferred energy costs                                 68,451          62,831
  Regulatory tax liability                                                27,428          28,098
  Customer advances for construction                                      48,166          46,725
  Accrued retirement benefits                                             46,280          43,028
  Risk management liabilities (Note 10)                                   33,952          77,324
  Other (Note 11)                                                        117,113          24,311
                                                                      ----------      ----------
                                                                         560,421         489,264
                                                                      ----------      ----------
                                                                      $2,603,584      $2,685,907
                                                                      ==========      ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          SIERRA PACIFIC POWER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                    JUNE 30,
                                                                            ------------------------    ------------------------
                                                                               2002          2001          2002          2001
                                                                            ----------    ----------    ----------    ----------
OPERATING REVENUES:
  Electric                                                                  $  196,626    $  312,833    $  420,923    $  593,271
  Gas                                                                           25,583        21,729        80,666        85,894
                                                                            ----------    ----------    ----------    ----------
                                                                               222,209       334,562       501,589       679,165
                                                                            ----------    ----------    ----------    ----------
OPERATING EXPENSES:
  Operation:
       Purchased power                                                         174,302       248,608       279,719       399,595
       Fuel for power generation                                                31,169        77,652        78,220       148,524
       Gas purchased for resale                                                 13,107        25,171        51,701        95,714
       Deferred energy costs disallowed                                         53,101            --        53,101            --
       Deferral of energy costs - electric - net                               (68,338)      (80,755)      (72,943)      (73,735)
       Deferral of energy costs - gas - net                                      2,176        (8,303)       10,368       (26,447)
       Other                                                                    22,876        23,174        50,623        50,868
  Maintenance                                                                    5,139         6,676        10,396        12,000
  Depreciation and amortization                                                 20,153        17,859        37,269        34,708
  Taxes:
       Income taxes                                                            (21,539)        1,464       (16,638)         (656)
       Other than income                                                         4,881         4,574         9,657         8,968
                                                                            ----------    ----------    ----------    ----------
                                                                               237,027       316,120       491,473       649,539
                                                                            ----------    ----------    ----------    ----------
OPERATING (LOSS) INCOME                                                        (14,818)       18,442        10,116        29,626
                                                                            ----------    ----------    ----------    ----------

OTHER (EXPENSE) INCOME:
  Allowance for other funds used during construction                               (83)          (30)          153          (214)
  Other income (expense) - net                                                    (293)        1,499         2,677         1,013
                                                                            ----------    ----------    ----------    ----------
                                                                                  (376)        1,469         2,830           799
                                                                            ----------    ----------    ----------    ----------
                Total (Loss) Income Before Interest Charges                    (15,194)       19,911        12,946        30,425
                                                                            ----------    ----------    ----------    ----------

INTEREST CHARGES:
     Long-term debt                                                             16,020        12,529        32,465        23,099
     Other                                                                       2,966         3,022         4,108         5,982
     Allowance for borrowed funds used during construction and
      capitalized interest                                                        (229)         (423)         (620)         (377)
                                                                            ----------    ----------    ----------    ----------
                                                                                18,757        15,128        35,953        28,704
                                                                            ----------    ----------    ----------    ----------

(LOSS) INCOME BEFORE SPPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                        (33,951)        4,783       (23,007)        1,721
     Preferred dividend requirements of SPPC obligated
      mandatorily redeemable preferred trust securities                             --           936            --         1,872
                                                                            ----------    ----------    ----------    ----------
(LOSS) INCOME BEFORE PREFERRED DIVIDENDS                                       (33,951)        3,847       (23,007)         (151)

     Preferred dividend requirements                                               975           875         1,950         1,750
                                                                            ----------    ----------    ----------    ----------

(LOSS) INCOME FROM CONTINUING OPERATIONS                                       (34,926)        2,972       (24,957)       (1,901)
                                                                            ----------    ----------    ----------    ----------

DISCONTINUED OPERATIONS:
     Income from operations of water business disposed of (net of
        income taxes of $410 and $888 in 2001, respectively)                        --           641            --         1,022

     Gain on disposal of water business (net of income taxes of $18,237)            --        25,845            --        25,845
                                                                            ----------    ----------    ----------    ----------

NET (LOSS) INCOME                                                           $  (34,926)   $   29,458    $  (24,957)   $   24,966
                                                                            ==========    ==========    ==========    ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          SIERRA PACIFIC POWER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        --------------------------
                                                                           2002            2001
                                                                        ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations before preferred dividends          $  (23,007)     $     (151)
    Income from discontinued operations before preferred dividends              --           1,222
    Gain on disposal of water business                                          --          25,845
    Non-cash items included in income:
        Depreciation and amortization                                       38,181          38,168
        Deferred taxes and investment tax credits                           16,304          21,932
        AFUDC and capitalized interest                                        (773)           (171)
        Amortization of deferred energy costs - electric                     2,399              --
        Amortization of deferred energy costs - gas                          7,661              --
        Deferred energy costs disallowed (net of taxes)                     35,796              --
        Early retirement and severance amortization                          1,458           3,121
        Gain on disposal of water business                                      --         (44,081)
        Other non-cash                                                      (8,975)         (8,635)
    Changes in certain assets and liabilities:
        Accounts receivable                                                (35,954)        (60,552)
        Deferral of energy costs - electric                                 19,838         (74,692)
        Deferral of energy costs - gas                                       1,099         (28,110)
        Materials, supplies and fuel                                        (3,840)        (12,991)
        Other current assets                                               (10,522)         26,728
        Accounts payable                                                   (33,774)           (814)
        Income tax receivable                                               28,752              --
        Other current liabilities                                            1,421           5,569
        Other-net                                                           13,211           5,358
                                                                        ----------      ----------
Net Cash from Operating Activities                                          49,275        (102,254)
                                                                        ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant                                             (41,750)        (70,101)
    AFUDC and other charges to utility plant                                   773             171
    Customer refunds for construction                                        1,441             203
    Contributions in aid of construction                                     3,180          12,219
                                                                        ----------      ----------
    Net cash used for utility plant                                        (36,356)        (57,508)
    Proceeds from sale of assets of water business                              --         318,882
    Disposal of subsidiaries and other property - net                        1,582           1,447
                                                                        ----------      ----------
Net Cash from Investing Activities                                         (34,774)        262,821
                                                                        ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term borrowings                           103,500        (108,942)
    Proceeds from issuance of long-term debt                                    --         320,000
    Retirement of long-term debt                                            (5,739)       (201,450)
    Investment by parent company                                            10,000           4,948
    Dividends paid                                                         (21,838)        (77,950)
                                                                        ----------      ----------
Net Cash from Financing Activities                                          85,923         (63,394)
                                                                        ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  100,424          97,173
Beginning Balance in Cash and Cash Equivalents                              11,772           5,348
                                                                        ----------      ----------
Ending Balance in Cash and Cash Equivalents                             $  112,196      $  102,521
                                                                        ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during year for:
    Interest                                                            $   33,997      $   31,412
    Income taxes                                                           (62,109)        (18,071)

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

         The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements of SPR include the accounts of SPR and its wholly owned subsidiaries, Nevada Power Company, Sierra Pacific Power Company, (collectively, the "Utilities"), Tuscarora Gas Pipeline Company (TGPC), Sierra Gas Holding Company (SGHC), Sierra Energy Company dba e-three (e-three), Sierra Pacific Energy Company (SPE), Lands of Sierra (LOS), Sierra Pacific Communications (SPC), and Sierra Water Development Company
(SWDC). All significant intercompany transactions and balances have been eliminated in consolidation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The March 29, 2002 decision of the Public Utilities Commission of Nevada (PUCN) on NPC's deferred energy application to disallow $434 million of deferred purchased fuel and power costs accumulated between March 1, 2001 and September 30, 2001 had a significant negative impact on the results of operations of SPR and NPC for the six months ended June 30, 2002. Several of the intervenors from NPC's deferred energy rate case filed petitions with the PUCN for reconsideration of its decision, seeking additional disallowances ranging from $12.8 million to $488 million. The petitions for reconsideration were granted in part and denied in part by the PUCN on May 24, 2002, but no additional disallowances to the deferred energy balance resulted from that decision. The Bureau of Consumer Protection of the Nevada Attorney General's Office has since filed a petition in NPC's pending state court case seeking additional disallowances. Although the PUCN's March 29, 2002 decision on NPC's deferred energy application is being challenged by NPC in a lawsuit filed in Nevada state court, which is discussed in Note 9, Regulatory Events, the decision caused the two major national rating agencies to issue an immediate downgrade of the credit ratings on SPR's, NPC's and SPPC's debt securities (followed by further downgrades late in April). Following those events, the market price of SPR's Common Stock fell substantially, NPC and SPPC were obliged within 5 business days of the downgrades to issue general and refunding mortgage bonds to secure their bank lines of credit, NPC was obliged to obtain a waiver and amendment from its credit facility banks before it was permitted to draw down on the facility, NPC and SPPC were no longer able to issue commercial paper, a number of NPC's power suppliers contacted NPC regarding its ability to pay the purchase price of outstanding contracts, and several power suppliers, including an affiliate of Enron Corp., Morgan Stanley Capital Group Inc., Reliant Energy Services, Inc. and several smaller suppliers, terminated their power supply agreements with one or both of the Utilities. As discussed below, Duke Energy Trading and Marketing ("Duke") has agreed to replace the amount of contracted power and natural gas that would have been supplied by the Utilities' terminating suppliers.

         The separate decision of the PUCN on May 29, 2002 on SPPC's deferred energy application to disallow $53.1 million of deferred purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001 had a significant negative impact on the results of operations of SPR and SPPC for the quarter ended June 30, 2002 and for the six months ended June 30, 2002. SPPC is currently evaluating its options regarding a possible court challenge to the PUCN order. Several of the intervenors from SPPC's deferred energy rate case filed petitions with the PUCN for reconsideration of its decision, seeking an additional disallowance of $126 million. On July 18, 2002, the petitions for reconsideration were granted in part and denied in part by the PUCN, but no additional disallowances to the deferred energy balance resulted from that decision.

         NPC is required to file its next deferred energy case in approximately mid-November 2002 and will request recovery and/or an affirmation of prudency for fuel and purchased power costs incurred and recorded in its deferred energy account for the period October 1, 2001, through September 30, 2002. The amount recorded is expected to approximate $400 million, which will include costs of approximately $229 million accrued for terminated suppliers. (See Note 11, Commitments and Contingencies.) These amounts are subject to whatever adjustments may be ordered by the FERC in NPC's Section 206 complaints. (See
Note 9, Regulatory Events.)

         SPPC is required to file its next deferred energy case in approximately mid-January 2003 and will request recovery and/or an affirmation of prudency for all costs for fuel and purchased power recorded in its deferred energy account over the period December 1, 2001, through November 30, 2002. That amount is expected to approximate $90 million, which will include costs of approximately $82 million accrued for terminated suppliers. (See Note 11, Commitments and Contingencies.) These amounts are subject to whatever adjustments may be ordered by the FERC in SPPC's Section 206 complaints. (See Note 9, Regulatory Events.)

         A significant disallowance in future deferred energy rate cases filed by either Utility could further weaken the financial condition, liquidity, and capital resources of SPR, NPC, and SPPC. In particular, such a decision or decisions could cause further downgrades of debt securities by the rating agencies, could make it impracticable to access the capital markets, and could cause additional power suppliers to terminate purchased power contracts and seek liquidated damages. Under such circumstances, there can be no assurance that SPR, NPC, or SPPC would be able to remain solvent or continue operations. Under such circumstances, there also can be no assurance that SPR, NPC, or SPPC would not seek protection under the bankruptcy laws.

         In response to the decisions by the PUCN in NPC's recent rate cases, SPR implemented certain measures that will positively impact cash flow by $125 million in 2002. Two major transmission construction projects, discussed in the Form 10-K for the year ended December 31, 2001, have been delayed for a total capital preservation impact of $80.8 million. The delay in NPC's Centennial Plan has an impact of $46.4 million and the delay of SPPC's Falcon to Gonder Project has an impact of $34.4 million. An additional $28.9 million was reduced from the Utilities' capital budgets by curtailing or delaying other projects. Management expects that the balance of the $125 million cash flow enhancement will be obtained from various land sales. Additional cost-cutting actions by SPR may be necessary.

         With respect to NPC's and SPPC's contracts for purchased power, NPC and SPPC purchase and sell electricity with their counterparties under the Western Systems Power Pool ("WSPP") agreement, which is an industry standard contract. The WSPP contract is posted on the WSPP website. These contracts provide that a material adverse change may give rise to a right to request collateral, which, if not provided within 3 business days, could cause a default. A default must be declared within 30 days of the event giving rise to the default becoming known. As the Utilities continue to negotiate arrangements with their suppliers, the Utilities have extended to all continuing suppliers their rights under the WSPP agreement, including the right to declare a default. A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within 3 business days following the date the notice of termination is received. The mark-to-market value can be used to roughly approximate the termination payment at any point in time. The mark-to-market value as of July 31, 2002, for all suppliers continuing to provide power under a WSPP agreement was approximately $248 million and $108 million, respectively, for NPC and SPPC.

         Following the PUCN decisions, a number of power suppliers requested collateral from NPC and SPPC. On April 4, 2002, the Utilities sent a letter to their suppliers advising them that, assuming the Utilities could access the capital markets for secured debt and no other significant negative developments occurred, the Utilities expected to be able to honor their obligations under the power supply contracts. However, the Utilities noted that a simultaneous call for 100% mark-to-market collateral in the short-term would likely not be met. On April 24, 2002, the Utilities met with representatives of various suppliers to discuss SPR's and the Utilities' financial situation and plans, and indicated that they intended to propose extended payment terms for the above-market portions of NPC's existing power contracts. Such extended payment terms were proposed to NPC's suppliers in a letter dated May 2, 2002, and proposed paying less than contract prices, but more than market prices plus interest, for the period May 1 to September 15, 2002. NPC may pay any balances remaining prior to December 2003. NPC also agreed to extend the suppliers' rights under the WSPP agreement.

         In early May, Enron Power Marketing Inc. ("Enron"), Morgan Stanley Capital Group Inc., Reliant Energy Services, Inc. and several smaller suppliers notified NPC and SPPC that they would end power deliveries to NPC and SPPC based on what they believed to be their contractual right to end deliveries because of the Utilities' inability to provide adequate assurances of their ability to perform all of their outstanding material obligations. Each of these terminating suppliers has asserted, or has indicated that it will assert, a claim for liquidated damages. As discussed in Note 11, Commitments And Contingencies, Enron has filed suit in its bankruptcy case in the Bankruptcy Court for the Southern District of New York seeking approximately $216 million and $93 million from NPC and SPPC, respectively. In connection with this suit, Enron has filed a motion to require the Utilities to post collateral equal to the amount of Enron's claims pending the outcome of the lawsuit. A hearing in this case has been scheduled for September 6, 2002. An adverse decision on the petition to require the Utilities to post collateral pending the outcome of Enron's lawsuit or an adverse decision in the lawsuit itself could have a material adverse affect on the financial condition and liquidity of SPR and the Utilities and could render their ability to continue to operate outside of bankruptcy uncertain. At this time, SPR and the Utilities are not able to predict the outcome of a decision in this matter.

         On June 10, 2002, Duke Energy Trading and Marketing ("Duke") entered into an agreement with SPR and the Utilities to supply up to 1,000 megawatts of electricity per hour, as well as natural gas, to NPC and SPPC to fulfill customers' power requirements during the peak summer period. The effect of the Duke agreement was to replace the amount of contracted power and natural gas that would have been supplied by the various terminating suppliers, including Enron. Duke also agreed to accept deferred payment for a portion of the amount due under its existing power contracts with NPC for purchases made through September 15, 2002. Although the other continuing suppliers have not entered into formal agreements with NPC regarding deferred payments, NPC has been deferring a portion of the payments to such suppliers since May 1, 2002 and intends to continue to do so for charges incurred through September 15, 2002.

         SPR's future liquidity depends, in part, on SPPC's ability to continue to pay dividends to SPR, on a restoration of NPC to financial stability including a restoration of its ability to pay dividends to SPR, and on SPR's ability to access the capital markets or otherwise refinance debt that will be maturing in 2003 and thereafter. Further adverse developments at NPC or SPPC, including a material disallowance of deferred energy costs in future rate cases, an adverse decision in the pending lawsuit by Enron to collect liquidated damages (including its motion requesting the posting of collateral), a refusal by one or more of NPC's continuing power suppliers to continue to accept extended payment terms through the summer of 2002, or an inability of NPC or SPPC to renew, replace or refinance all or a portion of their respective credit facilities which expire on November 28, 2002, could cause SPR to become insolvent and would render SPR's ability to continue to operate outside of bankruptcy uncertain.

         NPC's short-term liquidity depends significantly on the willingness of NPC's power suppliers to continue to accept deferred payments for a portion of the amounts owed by NPC on purchased power contracts through the summer months of 2002. NPC's liquidity could also be significantly affected by an adverse decision in the pending lawsuit by Enron to collect liquidated damages (including its motion seeking the posting of collateral), by unfavorable rulings by the PUCN in future NPC or SPPC rate cases, by an inability to renew, replace or refinance all or a portion of its credit facility that expires on November 28, 2002, or by the PUCN's reconsideration of its compliance order authorizing NPC to issue up to $300 million in long-term debt. Both S&P and Moody's have NPC's credit ratings on "watch negative" or "possible downgrade", and any further downgrades could further preclude NPC's access to the capital markets. Adverse developments with respect to any one or a combination of the foregoing could cause NPC to become insolvent and would render NPC's ability to continue to operate outside of bankruptcy uncertain.

         SPPC's future liquidity could be significantly affected by unfavorable rulings by the PUCN in future SPPC or NPC rate cases, or by an inability to renew, replace or refinance all or a portion of SPPC's credit facility that expires on November 28, 2002. Both S&P and Moody's have SPPC's credit ratings on "watch negative" or "possible downgrade", and any further downgrades could further preclude SPPC's access to the capital markets and could adversely affect SPPC's ability to continue purchasing power and fuel. Adverse developments with respect to any one or a combination of the foregoing could cause SPPC to become insolvent and could render SPPC's ability to continue to operate outside of bankruptcy uncertain.

         The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties discussed above.

         Also see Note 5, Dividend Restrictions, Note 9, Regulatory Events and
Note 11, Commitments and Contingencies.

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

         See Note 12, Change in Accounting for Goodwill, for a discussion of SPR's implementation of SFAS No. 142.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. Management does not anticipate that adoption of this statement will have an impact on the financial position or results of operations of SPR, NPC or SPPC.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Management does not anticipate that adoption of this statement will have an impact on the financial position or results of operations of SPR, NPC or SPPC.

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

Non-NPC Financial Items on the NPC Financial Statements

NPC Balance Sheets:                                      June 30, 2002    December 31, 2001
-------------------                                      -------------    -----------------
            Investment in Sierra Pacific Resources         $ 236,605          $ 309,259
            Equity in Sierra Pacific Resources             $ 236,605          $ 309,259

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

NPC Statements of Operations:                                            Three Months Ended   Three Months Ended
                                                                           June 30, 2002        June 30, 2001
                                                                           -------------        -------------
         Equity in (Losses) Earnings of Sierra Pacific Resources             $(47,571)             $20,985


                                                                         Six Months Ended     Six Months Ended
                                                                           June 30, 2002        June 30, 2001
                                                                           -------------        -------------
         Equity in Losses of Sierra Pacific Resources                        $ (52,069)            $(7,152)

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

         Excluding NPC's equity in the losses/earnings of its parent, SPR, NPC earned approximately $5.7 million and $33.1 million, respectively, for the three-month periods ended June 30, 2002, and 2001. Excluding NPC's equity in the losses of its parent, SPR, NPC incurred losses of approximately $295.3 million and $22.3 million, respectively, for the six-month periods ended June 30, 2002, and 2001.

NPC Statements of Cash Flow:                                        Six Months Ended    Six Months Ended
                                                                     June 30, 2002       June 30, 2001
                                                                     -------------       -------------
         Equity in Losses of Sierra Pacific Resources                   $52,069              $7,152

         As in the statement of operations, the Equity in Losses of Sierra Pacific Resources reflects the six months of SPR net losses, after SPPC preferred stock dividends.

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

NEVADA POWER COMPANY

         On November 29, 2001, NPC put into place a $200 million unsecured revolving credit facility for working capital and general corporate purposes, including commercial paper backup. As a result of NPC's rate case decisions (discussed in Note 9 - Regulatory Events) and the credit downgrades by Standard & Poors (S&P) and Moody's, which occurred on March 29 and April 1, 2002, respectively, the Banks participating in NPC's credit facility determined that a material adverse event had occurred with respect to NPC, thereby precluding NPC from borrowing funds under its credit facility. The Banks agreed to waive the consequences of the material adverse event in a waiver letter and amendment that was executed on April 4, 2002. As required under the waiver letter and amendment, on April 4, 2002, NPC issued and delivered its General and Refunding Mortgage Bond, Series C, due November 28, 2002, in the principal amount of $200 million, to the Administrative Agent for the credit facility.

         The waiver letter and amendment also provides that (i) NPC may not create or incur any liens on its properties to secure obligations to its power and/or commodity trading counterparties or power suppliers, (ii) in the event that NPC issues more than $250 million of its General and Refunding Mortgage Bonds, other than to secure NPC's 6.20% Senior Unsecured Notes, Series B due April 15, 2004, the principal amounts of such issuances will be applied as mandatory prepayments of the loans outstanding under the credit facility and the commitments under the facility will correspondingly be reduced, and (iii) the SPR credit facility be terminated. On June 25, 2002, NPC and the Banks executed Amendment No. 2 to NPC's Credit Agreement that prohibits NPC from paying any dividends and prohibits the voluntary prepayment or redemption of NPC's existing indebtedness, except in the ordinary course of business. Amendment No. 2 also modifies the restriction in the waiver letter and amendment with respect to creating or incurring liens to secure obligations to NPC's power and/or commodity trading counterparties or power suppliers. Under Amendment No. 2, NPC may create or incur liens on up to an aggregate total of $50 million of its deposit and investment accounts and its investment properties to support NPC's obligations to fuel or other energy suppliers, to secure NPC's cash management obligations and/or to secure purchase money liens on property or liens existing on such property at the time of purchase.

         As of May 2, 2002, NPC had borrowed the entire $200 million of funds available under its credit facility to pay off maturing commercial paper. As of June 30, 2002, NPC had $200 million outstanding under its credit facility at an average interest rate of 3.72%. In connection with the credit rating downgrades referenced above, NPC lost its A2/P2 commercial paper ratings and can no longer issue commercial paper. NPC's credit facility expires November 28, 2002.

SIERRA PACIFIC POWER COMPANY

         On November 29, 2001, SPPC put into place a $150 million unsecured revolving credit facility for working capital and general corporate purposes, including commercial paper backup. Under this credit facility, SPPC was required, in the event of a ratings downgrade of its senior unsecured debt, to secure the facility with General and Refunding Mortgage Bonds. In satisfaction of its obligation to secure the credit facility, on April 8, 2002, SPPC issued and delivered its General and Refunding Mortgage Bond, Series B, due November 28, 2002, in the principal amount of $150 million, to the Administrative Agent for the credit facility. On June 25, 2002, SPPC and the Banks executed Amendment No. 1 to SPPC's Credit Agreement that prohibits SPPC from paying any dividends in the event of a default under the Credit Agreement and prohibits the voluntary prepayment or redemption of SPPC's existing indebtedness, except in the ordinary course of business. Amendment No. 1 also allows SPPC to create or incur liens on up to an aggregate total of $50 million of its deposit and investment accounts and its investment properties to support SPPC's obligations to fuel or other energy suppliers, to secure SPPC's cash management obligations and/or to secure purchase money liens on property or liens existing on such property at the time of purchase.

         As of May 10, 2002, SPPC had borrowed the entire $150 million of funds available under its credit facility to, in part, pay off maturing commercial paper, and to maintain a cash balance at SPPC. As of June 30, 2002, SPPC had $150 million outstanding under its credit facility at an average interest rate of 3.69%. In connection with the credit ratings downgrades referenced above, SPPC lost its A2/P2 commercial paper ratings and can no longer issue commercial paper. SPPC's credit facility expires on November 28, 2002.

NOTE 4.           LONG-TERM DEBT  (SPR, NPC, SPPC)

         NPC's, SPPC's and SPR's aggregate annual amount of maturities for long-term debt for the next five years is shown below (in thousands of dollars):

                                                SPR Holding Co.         SPR
                    NPC            SPPC         and Other Subs.    Consolidated
                ----------      ----------      ---------------    ------------
   2002         $   15,000      $       --        $       --        $   15,000

   2003            350,000          20,400 (1)       200,000           570,400 (1)

   2004            130,000           2,400                --           132,400

   2005                 --           2,400           300,000           302,400

   2006                 --          52,400                --            52,400
                ----------      ----------        ----------        ----------

 Subtotal          495,000          77,600           500,000         1,072,600

Thereafter       1,129,824         842,361           345,068         2,317,253
                ----------      ----------        ----------        ----------

  Total         $1,624,824      $  919,961        $  845,068        $3,389,853
                ==========      ==========        ==========        ==========

(1) In addition to the amounts shown in the table, on May 1, 2003, $80,000,000 aggregate principal amount of the Washoe County, Nevada, Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2001, will be subject to remarketing. In the event that the Bonds cannot be successfully remarketed on that date, SPPC will be required to purchase the outstanding Bonds at a price of 100% of the principal amount, plus accrued interest.

SIERRA PACIFIC RESOURCES

         On April 20, 2002, $100 million of SPR's floating rate notes matured and were paid in full. The notes had been issued on April 20, 2000, and the net proceeds used to make a capital contribution to NPC.

NEVADA POWER COMPANY

         On May 13, 2002, NPC issued a General and Refunding Mortgage Bond, Series D, due April 15, 2004, in the principal amount of $130 million, for the benefit of the holders of NPC's 6.20% Senior Unsecured Notes, Series B, due April 15, 2004. The Senior Unsecured Notes Indenture required that in the event that NPC issued debt secured by liens on NPC's operating property, in excess of 15% of its Net Tangible Assets or Capitalization (as both terms are defined in the Senior Unsecured Notes Indenture), NPC would equally and ratably secure the Senior Unsecured Notes. NPC triggered this negative pledge covenant on April 23, 2002, when it borrowed certain amounts under its secured credit facility.

NOTE 5.           DIVIDEND RESTRICTIONS  (SPR, NPC, SPPC)

         Since SPR is a holding company, substantially all of its cash flow is provided by dividends paid to SPR by NPC and SPPC on their common stock, all of which is owned by SPR. The two Utilities are public utilities and are subject to regulation by state utility commissions which may impose limits on investment returns or otherwise impact the amount of dividends that the Utilities may declare and pay. In addition, certain agreements entered into by SPR, NPC and SPPC set restrictions on the amount of dividends the Companies may declare and pay and restrict the circumstances under which such dividends may be declared and paid. SPPC's charter also contains a dividend restriction for the benefit of SPPC's preferred stock holders.

         Any of the provisions which restrict dividends payable by NPC or SPPC could adversely affect the liquidity of SPR.

SIERRA PACIFIC RESOURCES

         The Master Amendment to Confirmation Agreements with Duke Energy Trading and Marketing L.L.C. (discussed below) prohibits SPR from using any amounts received from NPC to pay a dividend or to make any other payment on account of SPR's common stock until certain deferred payments are paid in full and certain energy and gas deliveries have been made and paid for under the Agreement. Under the Agreement, all deferred payments are due and payable on December 31, 2003, although NPC currently expects that such payments will be completed prior to that date.

NEVADA POWER COMPANY

         The PUCN issued a Compliance Order, Docket No. 02-4037, on June 19, 2002, relating to NPC's request for authority to issue long-term debt. The PUCN order requires that, until such time as the order's authorization expires (December 31, 2003), NPC must either receive the prior approval of the PUCN or reach an equity ratio of 42% before paying any dividends to SPR. If NPC achieves a 42% equity ratio prior to December 31, 2003, the dividend restriction ceases to have effect.

         In addition, NPC's first mortgage indenture limits the cumulative amount of dividends that NPC may pay on its capital stock to the cumulative net earnings of NPC since 1953. At the present time, this restriction precludes NPC from making further payments of dividends on NPC's common stock and will continue to bar such payments unless the restriction is waived or removed by the consent of the first mortgage bondholders, the first mortgage bonds are redeemed or defeased, or until, over the passage of time, NPC generates sufficient earnings to overcome the shortfall created by the write-off of $465 million in connection with the March 2002 decision in NPC's deferred energy rate case.

         On June 4, 2002, NPC entered into a Master Amendment to Confirmation Agreements with Duke Energy Trading and Marketing L.L.C. which, among other things, limits the amount of dividends NPC may declare or pay on its equity securities until NPC completes certain deferred payments under the Agreement, which are due on December 31, 2003. Under the Agreement, until the deferred payments are paid in full, NPC may not declare any dividend or make any dividend payments other than (1) payments to SPR to enable SPR to pay its reasonable fees and expenses (including interest on SPR's debts and payment of obligations under SPR's PIES) incurred in the ordinary course of business in calendar year 2003, up to a maximum amount of $20,000,000 and (2) any currently scheduled payments to any of NPC's preferred trust vehicles on account of NPC's preferred trust securities.

         On June 25, 2002, NPC entered into Amendment No. 2 to its $200 million credit agreement. The amendment provides that NPC may not declare or pay any dividend on its capital stock for the duration of the credit facility which expires on November 28, 2002.

         Finally, the terms of NPC's preferred trust securities provide that no dividends may be paid on NPC's common stock if NPC has elected to defer payments on the junior subordinated debentures issued in conjunction with the preferred trust securities. At this time, NPC has not elected to defer payments on the junior subordinated debentures.

SIERRA PACIFIC POWER COMPANY

         SPPC's Articles of Incorporation contain restrictions on the payment of dividends on SPPC's common stock in the event of a default in the payment of dividends on SPPC's preferred stock and prohibit SPPC from declaring or paying any dividends on any shares of common stock except from the net income of SPPC, and its predecessor, available for dividends on common stock accumulated subsequent to December 31, 1955, less preferred stock dividends plus the sum of $500,000. As of June 30, 2002, SPPC was not prohibited by these restrictions from paying dividends.

         In addition, on June 25, 2002, SPPC entered into Amendment No. 1 to its $150 million credit agreement. This amendment prohibits the payment of dividends on SPPC's capital stock if SPPC is in default under the terms of its credit facility.

NOTE 6.           EARNINGS PER SHARE  (SPR)

         SPR follows SFAS No. 128, "Earnings Per Share". The difference, if any, between Basic EPS and Diluted EPS would be due to common stock equivalent shares resulting from stock options, employee stock purchase plan, performance shares and a non-employee director stock plan. However, due to net losses for the three months ended June 30, 2002, and the six-month periods ended June 30, 2002 and 2001, these items are anti-dilutive. Common stock equivalents were determined using the treasury stock method.

                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
                                                                  ------------------------------   ------------------------------
                                                                      2002             2001            2002             2001
                                                                  -------------    -------------   -------------    -------------
BASIC EPS
   Numerator ($000)
      Income (Loss) from continuing operations                    $     (41,916)   $      27,549   $    (345,832)   $     (56,311)
      Income from discontinued operations                                    --              641              --            1,022
      Gain on disposal of water business                                     --           25,845              --           25,845
      Cumulative effect of change in accounting principle                    --               --          (1,566)              --
                                                                  -------------    -------------   -------------    -------------
      Net income (loss)                                           $     (41,916)   $      54,035   $    (347,398)   $     (29,444)
                                                                  =============    =============   =============    =============

   Denominator
      Weighted average number of shares outstanding                 102,110,536       78,491,053     102,110,536       78,483,135
                                                                  -------------    -------------   -------------    -------------

   Per-Share Amounts:
      Income (Loss) from continuing operations                    $       (0.41)   $        0.35   $       (3.39)   $       (0.72)
      Income from discontinued operations                                    --             0.01              --             0.01
      Gain on disposal of water business                                     --             0.33              --             0.33
      Cumulative effect of change in accounting principle                    --               --           (0.01)              --
                                                                  -------------    -------------   -------------    -------------
      Net income (loss)                                           $       (0.41)   $        0.69   $       (3.40)   $       (0.38)
                                                                  =============    =============   =============    =============

DILUTED EPS
   Numerator ($000)
      Income (Loss) from continuing operations                    $     (41,916)   $      27,549   $    (345,832)   $     (56,311)
      Income from discontinued operations                                    --              641              --            1,022
      Gain on disposal of water business                                     --           25,845              --           25,845
      Cumulative effect of change in accounting principle                    --               --          (1,566)              --
                                                                  -------------    -------------   -------------    -------------
      Net income (loss)                                           $     (41,916)   $      54,035   $    (347,398)   $     (29,444)
                                                                  =============    =============   =============    =============

   Denominator
      Weighted average number of shares outstanding
         before dilution                                            102,110,536       78,491,053     102,110,536       78,483,135
      Stock options(1)                                                       --           22,160          15,806           11,605
      Executive long term incentive plan- performance shares(1)           7,815           47,698          13,378           41,531
      Non-Employee Director stock plan(1)                                11,288            9,355          10,321            9,355
      Employee stock purchase plan(1)                                       578            3,602           1,619            3,017
                                                                  -------------    -------------   -------------    -------------
                                                                    102,130,217       78,573,868     102,151,660       78,548,643
                                                                  -------------    -------------   -------------    -------------

   Per-Share Amounts(1):
      Income (Loss) from continuing operations                    $       (0.41)   $        0.35   $       (3.39)   $       (0.72)
      Income from discontinued operations                                    --             0.01              --             0.01
      Gain on disposal of water business                                     --             0.33              --             0.33
      Cumulative effect of change in accounting principle                    --               --           (0.01)              --
                                                                  -------------    -------------   -------------    -------------
      Net income (loss)                                           $       (0.41)   $        0.69   $       (3.40)   $       (0.38)
                                                                  =============    =============   =============    =============

(1) Because of net losses for the three months ended June 30, 2002, and the six-month periods ended June 30, 2002 and 2001, stock equivalents would be anti-dilutive. Accordingly, Diluted EPS for those periods are computed using the weighted average number of shares outstanding before dilution.

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

         Financial data for business segments is as follows (in thousands):

Three Months Ended              NPC           SPPC          Total
June 30, 2002                 Electric      Electric       Electric        Gas          Other      Consolidated
------------------          ------------  ------------   ------------  ------------  ------------  ------------
Operating Revenues          $    477,059  $    196,626   $    673,685  $     25,583  $      1,586  $    700,854
                            ============  ============   ============  ============  ============  ============
Operating Income (Loss)     $     30,162  $    (18,342)  $     11,820  $      3,524  $      4,555  $     19,899
                            ============  ============   ============  ============  ============  ============

Three Months Ended             NPC            SPPC          Total
June 30, 2001                Electric       Electric       Electric         Gas           Other       Consolidated
------------------         ------------   ------------   ------------   ------------   ------------   ------------
Operating Revenues         $    808,441   $    312,833   $  1,121,274   $     21,729   $      5,070   $  1,148,073
                           ============   ============   ============   ============   ============   ============
Operating Income           $     56,042   $     17,887   $     73,929   $        554   $      3,811   $     78,294
                           ============   ============   ============   ============   ============   ============

Six Months Ended               NPC            SPPC          Total
June 30, 2002                Electric       Electric       Electric         Gas           Other       Consolidated
----------------           ------------   ------------   ------------   ------------   ------------   ------------
Operating Revenues         $    833,331   $    420,923   $  1,254,254   $     80,666   $      4,341   $  1,339,261
                           ============   ============   ============   ============   ============   ============
Operating Income (Loss)    $   (230,597)  $      5,059   $   (225,538)  $      5,057   $      9,629   $   (210,852)
                           ============   ============   ============   ============   ============   ============

Six Months Ended               NPC            SPPC          Total
June 30, 2001                Electric       Electric       Electric         Gas           Other       Consolidated
----------------           ------------   ------------   ------------   ------------   ------------   ------------
Operating Revenues         $  1,167,453   $    593,271   $  1,760,724   $     85,894   $      7,700   $  1,854,318
                           ============   ============   ============   ============   ============   ============
Operating Income (Loss)    $     25,358   $     23,977   $     49,335   $      5,649   $     (7,176)  $     47,808
                           ============   ============   ============   ============   ============   ============

NOTE 8.           DISCONTINUED OPERATIONS  (SPR, SPPC)

         As previously reported, SPPC closed the sale of its water business to the Truckee Meadows Water Authority for $341 million on June 11, 2001. Accordingly, the water business is reported as a discontinued operation for the three- and six-month periods ending June 30, 2001. SPPC recorded a $25.8 million gain on the sale, net of income taxes, for the same periods.

         Revenues from operations of the water business were $11.8 million and $23.2 million for the three- and six-month periods ended June 30, 2001, respectively. The net income from operations of the water business, as shown in the Condensed Consolidated Statements of Operations of SPR and SPPC, includes preferred dividends of approximately $100,000 and $200,000 for the three- and six-month periods ended June 30, 2001, respectively. These amounts are not included in the revenues and income (loss) from continuing operations shown in the accompanying statements of operations.

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

         On March 27, 2002, the PUCN issued its decision on the general rate application, ordering a $43 million revenue decrease with an ROE of 10.1% and ROR of 8.37%. The effective date for the decision was April 1, 2002. The decision also resulted in adverse adjustments to depreciation aggregating $7.9 million, and the adverse treatment of approximately $5 million of revenues related to SO2 Allowances. On April 15, 2002, NPC filed a petition for reconsideration with the PUCN. In the petition, NPC raised six issues for reconsideration: the treatment of revenues related to SO2 Allowances, in particular the calculation of the annual amortization amount, which appeared to be in error; the adjustment for "excess" capital investment related to common facilities at the Harry Allen generating station; the rejection of adjustments to accumulated depreciation reserves related to the establishment of revised depreciation rates for transmission, distribution and common facilities; the delay in allowing NPC to recover its merger costs without the benefit of carrying charges; the finding that NPC has no need for, and is entitled to, zero funds cash working capital; and the establishment of a 10.1% ROE. On May 24, 2002, the PUCN issued an order on the petition for reconsideration. In its order the PUCN reaffirmed its findings in the original order for the issues related to "excess" capital investment at the Harry Allen generating station, merger costs, cash working capital, and the 10.1% ROE. The commission, however, did modify its original order to include adjustments related to SO2 Allowances and depreciation issues. Revised rates for these changes went into effect on June 1, 2002.

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

         On March 29, 2002, the PUCN issued its decision on the deferred energy application, allowing NPC three years to collect $488 million but disallowing $434 million of deferred purchased fuel and power costs. On April 11, 2002, NPC filed a lawsuit in First District Court of Nevada seeking to reverse portions of the decision of the PUCN denying the recovery of deferred energy costs incurred by NPC on behalf of its customers in 2001 on the grounds that such power costs were not prudently incurred. NPC asserts that, as a result of the PUCN's decision, NPC's credit rating was reduced to below investment grade, SPR suffered a reduction in its equity market capitalization by approximately 41%, and the disallowed costs are effectively imposed upon SPR's shareholders.

         In its lawsuit, NPC alleges that the order of the PUCN is: in violation of constitutional and statutory provisions; made upon unlawful procedure; affected by other error of law; clearly erroneous in view of the reliable, probative and substantial evidence on the whole record; arbitrary and capricious and characterized by abuse of discretion. NPC's lawsuit requests that the District Court reverse portions of the order of the PUCN and remand the matter to the PUCN with direction that the PUCN authorize NPC to immediately establish rates that would allow NPC to recover its entire deferred energy balance of $922 million, with a carrying charge, over three years. A hearing has been scheduled for October 17, 2002. At this time, NPC is not able to predict the outcome or the timing of a decision in this matter.

         Various intervenors in NPC's deferred energy case before the PUCN filed petitions with the PUCN for reconsideration of the order, seeking additional disallowances of between $12.8 million and $488 million. On May 24, 2002, the PUCN issued an order denying any further disallowances. In its order the PUCN granted NPC the authority to increase the deferred energy cost recovery charge for the month of June 2002 by one cent per kilowatt-hour. This increase accelerated the recovery of the deferred balance by approximately $16 million for the month of June 2002 only. The Bureau of Consumer Protection of the Nevada Attorney General's Office has since filed a petition in NPC's pending state court case seeking additional disallowances.

SIERRA PACIFIC POWER COMPANY GENERAL RATE CASE (SPPC)

         On November 30, 2001, SPPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by AB 369. On February 28, 2002, SPPC filed a certification to its general rate filing, updating costs and revenues pursuant to Nevada regulations. In the certification filing, SPPC requested an increase in its general rates charged to all classes of electric customers, which were designed to produce an increase in annual electric revenues of $15.9 million representing an overall 2.4% rate increase. The application also sought an ROE for SPPC's total electric operations of 12.25% and an overall ROR of 9.42%. Public hearings for SPPC's general rate case began on April 8, 2002, and concluded on April 18. Various parties intervened in SPPC's general rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick Goldstrike Mines ("Barrick"), among others. The reduction of SPPC's revenue requirements proposed by the intervenors ranged from $8.0 million to $33.1 million.

         On May 28, 2002, the PUCN issued its decision on the general rate application, ordering a $15.3 million revenue decrease with an ROE of 10.17% and ROR of 8.61%. The effective date of the decision was June 1, 2002. Various parties to the case had filed petitions for reconsideration of the order. On July 18, 2002, the PUCN issued a final decision on the petitions for reconsideration, clarifying issues contained its original order. As a result of the clarifications, SPPC was ordered to change the total annual electric revenue decrease from $15.3 million to $15.8 million.

SIERRA PACIFIC POWER COMPANY DEFERRED ENERGY (SPPC)

         On February 1, 2002, SPPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001. This application was mandated by AB 369. The application sought to establish a DEAA rate to clear accumulated purchased fuel and power costs of $205 million and spread the cost recovery over a period of not more than three years. It also sought to recalculate the Base Tariff Energy Rate to reflect anticipated ongoing purchased fuel and power costs. The total rate increase resulting from the requested DEAA would have amounted to 9.8%. Various parties intervened in SPPC's deferred energy rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick, among others. Intervenors proposed disallowances ranging from $40.4 million to $361 million.

         On May 28, 2002, the PUCN issued its decision on the deferred energy application, allowing SPPC three years to collect $152 million but disallowing $53 million of deferred purchased fuel and power costs. SPPC is currently evaluating its options regarding a possible court challenge to the PUCN order. Several of the intervenors from SPPC's deferred energy rate case filed petitions with the PUCN for reconsideration of its decision, seeking an additional disallowance of $126 million. On July 18, 2002, the petitions for reconsideration were granted in part and denied in part by the PUCN, but no additional disallowances to the deferred energy balance resulted from that decision.

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

         During May 2002, Rouse Fashion Show Management LLC, Coast Hotels and Casinos Inc., Station Casinos, Inc., Gordon Gaming Corporation, MGM Mirage, and Park Place Entertainment filed separate applications with the PUCN to exit the system of NPC and to purchase energy, capacity and ancillary services from a provider other than NPC. The loads of these customers aggregate 260 MW on peak. Hearings on the applications of all the customers except Park Place Entertainment were completed on July 19, and the PUCN issued its decision on July 31, 2002. In its decision, the PUCN approved the applications of these customers to choose an energy supplier other than NPC. The earliest any of these customers could begin taking energy from an alternative provider would be November 1, 2002. If all five customers whose applications were approved were to leave its system, NPC would incur an annual loss in revenue of $48 million, which would be offset by a reduction in costs, primarily for fuel and purchased power, of $46 million with the difference being paid by exit fees from the departing customers. These customers will also be responsible for their share of balances in NPC's deferred energy accounts up until the time they leave and must continue to pay their share of these balances after they leave. For example, if all five customers whose applications were approved leave the system on November 1, 2002, their remaining share of NPC's previously approved deferred energy balance is estimated to be $27 million. Additionally, these departing customers would be responsible for paying their share of yet to be approved accumulated deferred energy balances from October 1, 2001 to their date of departure. They will also remain accountable to any rulings made by the District Court on legal actions brought in NPC's past deferred energy case. They could also benefit from any refunds that might be granted on power contracts under review with the FERC. Additionally, if any departed customers return to NPC as their energy provider, they will be charged for their energy at a rate equivalent to NPC's incremental cost of service. The incremental cost of service tariff is scheduled for hearing before the PUCN in the first week of September 2002.

         A hearing on the application of Park Place Entertainment was held on August 2, 2002, and on August 12, 2002, the PUCN approved the application with terms and conditions similar to those described above for the aforementioned five customers.

NEVADA POWER COMPANY ADDITIONAL FINANCE AUTHORITY (NPC)

         On April 26, 2002, Nevada Power filed with the PUCN an application seeking additional finance authority. In the application NPC asked for authority to issue secured long-term debt in an aggregate amount not to exceed $450 million through the period ending 2003. A hearing was held on June 3, 2002, and the PUCN issued an order on June 19, 2002, authorizing the issuance of $300 million of the requested authority. Other provisions of the PUCN's order are discussed in NPC's "Financial Condition, Liquidity, and Capital Resources."

CALIFORNIA MATTERS (SPPC)

RATE STABILIZATION PLAN

         SPPC serves approximately 44,500 customers in California. On June 29, 2001, SPPC filed with the California Public Utility Commission (CPUC) a Rate Stabilization Plan, which includes two phases. Phase One, which was also filed June 29, 2001, is an emergency electric rate increase of $10.2 million annually or 26%. If granted, the typical residential monthly electric bill for a customer using 650 kilowatt-hours would increase from approximately $47.12 to $60.12. On August 14, 2001, a pre-hearing conference was held, and a procedural order was established. On September 27, 2001, the Administrative Law Judge issued an order stating that no interim or emergency relief could be granted until the end of the "rate freeze" period mandated by the California restructuring law for recovery of stranded costs. In accordance with the judge's request, on October 26, 2001, SPPC filed an amendment to its application declaring the rate freeze period to be over. On December 5 and 11, 2001, hearings were held and on January 11, 2002 and January 25, 2002 opening briefs and reply briefs were filed. On July 17, 2002, the CPUC approved the requested 2-cent per kilowatt-hour surcharge, subject to refund and interest pending the outcome of Phase Two. The increase of $10 million or 26% is applicable to all customers except those eligible for low-income and medical-needs rates and is effective July 18, 2002.

         Phase Two of the Rate Stabilization Plan was filed with the CPUC on April 1, 2002, and includes a general rate case and requests the CPUC to reinstate the Energy Cost Adjustment Clause, which would allow SPPC to file for periodic rate adjustments to reflect its actual costs for wholesale energy supplies. Phase Two also includes a proposal to terminate the 10% rate reduction mandated by AB 1890, but does not include a performance - based rate-making proposal. This request was for an additional overall increase in revenues of 17.1%, or $8.9 million annually. Hearings are scheduled for February 25 through March 3, 2003, and a decision by the CPUC is expected the third quarter of 2003.

FERC MATTERS (SPPC, NPC)

FERC 206 COMPLAINTS

         In December 2001, the Utilities filed ten FERC 206 complaints with the FERC seeking their review of the long-term contracts the Utilities entered into prior to the FERC price caps. The Utilities believe the contract prices are unjust and unreasonable. The FERC ordered the case set for hearing and assigned an administrative law judge ("ALJ"). A primary issue is whether or not the dysfunctional short-term market, which was previously declared by the FERC, impacted the long-term market. Written direct testimony was filed by the parties on June 28, 2002. The ALJ's schedule calls for hearings to be held in October 2002 and for a draft decision in December 2002. The Utilities have engaged in bilateral discussions with respondents in this matter. At this time, the Utilities are not able to predict the outcome of a decision in this matter.

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

         Derivatives used to manage interest rate risk include interest rate swaps designed to moderate exposure to interest-rate changes and lower the overall cost of borrowing. On April 1, 2002, SPR paid $9.5 million to terminate an interest rate swap related to $200 million of SPR floating rate notes maturing April 20, 2003.

         At June 30, 2002, the fair value of the derivatives resulted in the recording of $172 million, $115 million and $57 million in risk management assets and $398 million, $215 million and $183 million in risk management liabilities in the Consolidated Balance Sheets of SPR, NPC and SPPC, respectively. Due to deferred energy accounting under which the Utilities operate, regulatory assets and liabilities are established to the extent that electricity and natural gas derivative gains and losses are recoverable or payable through future rates. Accordingly, at June 30, 2002, $235 million, $112 million and $123 million in net risk management regulatory assets were recorded in the Consolidated Balance Sheets of SPR, NPC, and SPPC, respectively. In addition, for the six months ended June 30, 2002, the unrealized gains and losses resulting from the change in the fair value of derivatives designated and qualifying as cash flow hedges for SPR, NPC, and SPPC were recorded in Other Comprehensive Income. Such amounts are reclassified into earnings when the related transactions are settled or terminate. Accordingly, $3.8 million relating to SPR's terminated interest rate swap were reclassified into earnings during the six months ended June 30, 2002.

         The effects of the adoption of SFAS No. 133 on comprehensive income and the components thereof at June 30, 2002, and 2001, are as follows (in thousands):

                                                                SPR            NPC               SPPC
                                                             ----------     ----------        ----------
Net Loss for the six months ended June 30, 2002              $ (347,398)    $ (295,329)(1)    $  (24,957)

Change in market value of risk management assets and
  liabilities as of June 30, 2002, net of taxes                   2,108           (105)              169
                                                             ----------     ----------        ----------

Total Comprehensive Loss for the
  six months ended June 30, 2002                             $ (345,290)    $ (295,434)       $  (24,788)
                                                             ==========     ==========        ==========

Net (Loss) Income for the six months ended June 30, 2001     $  (29,444)    $  (22,292)(2)    $   24,966

Cumulative effect upon adoption of change in
  accounting principle, January 1, 2001, net of taxes            (1,923)           444               212

Change in market value of risk management assets and
  liabilities as of June 30, 2001, net of taxes                  (1,540)           617               293
                                                             ----------     ----------        ----------

Total Comprehensive (Loss) Income for the
  six months ended June 30, 2001                             $  (32,907)    $  (21,231)       $   25,471
                                                             ==========     ==========        ==========

(1) Does not include NPC's equity in SPR's losses of $(52,069).
(2) Does not include NPC's equity in SPR's losses of $(7,152).

NOTE 11.          COMMITMENTS AND CONTINGENCIES  (SPR, NPC, SPPC)

NEVADA POWER COMPANY AND SIERRA PACIFIC POWER COMPANY

         In early May, Enron Power Marketing Inc. ("Enron"), Morgan Stanley Capital Group Inc., Reliant Energy Services, Inc. and several smaller suppliers notified NPC and SPPC that they would end power deliveries to the Utilities based on what they believed to be their contractual right to end deliveries because of the Utilities' inability to provide adequate assurances of their ability to perform all of their outstanding material obligations. Each of these terminating suppliers has asserted, or has indicated that it will assert, a claim for liquidated damages. Enron has filed suit in its Bankruptcy Court for the Southern District of New York asserting claims for liquidated damages of approximately $216 million and $93 million against NPC and SPPC, respectively. Enron's claim is subject to the Utilities' defense that Enron's claims are already at issue in the FERC proceeding challenging the contract prices, and to other defenses that the Utilities intend to pursue in a timely manner. In connection with the lawsuit filed by Enron in Bankruptcy Court, Enron has filed a motion to require the Utilities to post collateral equal to the amount of Enron's claims pending the outcome of the lawsuit. A hearing in this case has been scheduled for September 6, 2002. An adverse decision on the petition to require the Utilities to post collateral pending the outcome of Enron's lawsuit or an adverse decision in the lawsuit itself could have a material adverse affect on the financial condition and liquidity of SPR and the Utilities and could render their ability to continue to operate outside of bankruptcy uncertain. At this time, SPR and the Utilities are not able to predict the outcome of a decision in this matter.

         In connection with the claims by these energy suppliers, the Utilities established reserves, included in their Balance Sheets in "Deferred Credits and Other Liabilities, Other," totaling approximately $316 million, and, pursuant to the deferred energy accounting provisions of AB 369, NPC and SPPC added approximately $229 million and $82 million, respectively, to their deferred energy balances for recovery in rates in future periods.

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

         In May 1999, NDEP issued an order to eliminate the discharge of NPC's Clark Station wastewater to groundwater. The order also required a hydrological assessment of groundwater impacts in the area. This assessment, submitted to NDEP in February 2001, warranted a Corrective Action Plan, which was approved in June 2002. Remediation costs are expected to be approximately $100,000. In addition to remediation, NPC will spend $789,000 to line existing ponds. After review and approval of the Corrective Action Plan by NDEP, NPC will implement remediation.

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

         Nevada Electric Investment Company (NEICO), a wholly owned subsidiary of NPC, owns property in Wellington, Utah, which was the site of a coal washing and load out facility. The site now has a reclamation estimate supported by a bond of $4 million with the Utah Division of Oil and Gas Mining. The property was under contract for sale and the contract required the purchaser to provide $1.3 million in escrow towards reclamation. However, the sales contract was terminated and NEICO took title to the escrow funds. The property is currently leased with the intention to reclaim coal fines with subsequent reduction to the reclamation bond.

SIERRA PACIFIC POWER COMPANY

         In September 1994, Region VII of EPA notified SPPC that it was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCBs) by PCB Treatment, Inc., located in Kansas City, Kansas, and Kansas City, Missouri (the Sites). The EPA is requesting that SPPC voluntarily pay an undefined, pro rata share of the ultimate clean-up costs at the Sites. A number of the largest PRP's formed a steering committee, which is chaired by SPPC. The responsibility of the Committee is to direct clean-up activities, determine appropriate cost allocation, and pursue actions against recalcitrant parties, if necessary. The EPA issued an administrative order on consent requiring signatories to perform certain investigative work at the Sites. The steering committee retained a consultant to prepare an analysis regarding the Sites. The Site evaluations have been completed. EPA is developing an allocation formula to allocate the remediation costs. SPPC has recorded a preliminary liability for the Sites of $650,000 of which approximately $136,000 has been spent through June 30, 2002. Once evaluations are completed, SPPC will be in a better position to estimate and record the ultimate liabilities for the Sites.

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

NOTE 12.          CHANGE IN ACCOUNTING FOR GOODWILL (SPR, NPC, SPPC)

         SFAS No. 142, adopted January 1, 2002, changed the accounting for goodwill from an amortization method to one requiring at least an annual review for impairment. Upon adoption, SPR ceased amortizing goodwill.

         SPR's Consolidated Balance Sheet as of June 30, 2002, includes approximately $325.6 million of goodwill resulting from the July 28, 1999 merger between SPR and NPC. Approximately $19.6 million of amortization of this goodwill has been deferred as a regulatory asset. The PUCN stipulation approving the merger allows for future recovery of this goodwill in rates charged to customers of SPR's regulated utility subsidiaries, NPC and SPPC, provided that NPC and SPPC demonstrate that merger savings exceed merger costs. The amount and timing of the recovery of this goodwill will be determined by the outcome of general rate cases to be filed by the Utilities with the PUCN.

         SPR's Consolidated Balance Sheet as of December 31, 2001, also included approximately $6.2 million of goodwill related to unregulated operations. SFAS No. 142 provides that an impairment loss shall be recognized if the carrying value of each reporting unit's goodwill exceeds its fair value. For purposes of testing goodwill for impairment, a discounted cash flow model was used to determine the fair value of each reporting unit of SPR's unregulated operations. The reporting units included in SPR's unregulated operations evaluated for goodwill impairment were Lands of Sierra (LOS), Sierra Pacific Communications
(SPC), Tuscarora Gas Pipeline Company (TGPC), and "Energy" (a reporting unit consisting of Sierra Energy Company dba e- three, Nevada Electric Investment Company, and Sierra Pacific Energy Company). As a result of the impairment testing, which included revenue forecasts and appraisal of assets, SPR recorded a transitional goodwill impairment charge of approximately $1.7 million ($1.6 million, net of applicable taxes) as a cumulative effect of a change in accounting principle on SPR's Condensed Consolidated Statements of Operations for the six months ended June 30, 2002. The goodwill impairment recognized by reporting unit was approximately $600,000, $40,000 and $1.5 million for LOS, SPC and "Energy," respectively. Goodwill assigned to TGPC was determined not to be impaired.

         The changes in the carrying amount of goodwill for the six-month period ended June 30, 2002 are as follows:

                                  REGULATED     UNREGULATED
(IN $000'S)                       OPERATIONS    OPERATIONS       TOTAL
                                  ----------    ----------     ----------
Balance as of January 1, 2002     $  305,982    $    6,163     $  312,145

Impairment loss                           --        (1,704)        (1,704)
                                  ----------    ----------     ----------

Balance as of June 30, 2002       $  305,982    $    4,459     $  310,441
                                  ==========    ==========     ==========

         A reconciliation of SPR's previously reported net (losses) income and (losses) earnings per share to the amounts adjusted for the adoption of SFAS No. 142 net of the related income tax effect follows:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                        JUNE 30,
                                                                      --------------------------      --------------------------
                                                                         2002            2001            2002            2001
                                                                      ----------      ----------      ----------      ----------
NET (LOSSES) EARNINGS:

Reported net (loss) earnings                                          $  (41,916)     $   54,035      $ (347,398)     $  (29,444)

        Add back amortization of goodwill, net of tax                         --              48              --              96
                                                                      ----------      ----------      ----------      ----------

Adjusted net (losses) earnings                                           (41,916)         54,083        (347,398)        (29,348)

        Add back cumulative effect of change in
               accounting principle, net of tax                               --               -           1,566              --
                                                                      ----------      ----------      ----------      ----------

Adjusted (losses) earnings before cumulative effect of
        change in accounting principle                                $  (41,916)      $  54,083      $ (345,832)     $  (29,348)
                                                                      ==========       =========      ==========      ==========

BASIC AND DILUTED (LOSSES) EARNINGS PER SHARE:

        Reported (losses) earnings per share                          $    (0.41)       $   0.69      $   (3.40)      $    (0.38)

               Add back amortization of goodwill, net of tax                  --              --             --               --
                                                                      ----------      ----------      ----------      ----------

        Adjusted (losses) earnings per share                               (0.41)           0.69          (3.40)           (0.38)

               Add back cumulative effect of change in
                      accounting principle, net of tax                        --              --           0.01               --
                                                                      ----------      ----------      ----------      ----------

        Adjusted (losses) earnings per share before cumulative
               effect of change in accounting principle               $    (0.41)       $   0.69      $   (3.39)      $    (0.38)
                                                                      ==========        ========      =========       ==========

NOTE 13.          PINON PINE  (SPR, SPPC)

         SPPC, through its wholly owned subsidiaries, Pinon Pine Corp., Pinon Pine Investment Co., and GPSF-B, owns Pinon Pine Company, L.L.C. (the "LLC"). The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier available under
Section 29 of the Internal Revenue Code. The entire project, which includes an LLC-owned gasifier and an SPPC-owned power island and post-gasification facility to partially cool and clean the syngas, is referred to collectively as the Pinon Pine Power Project ("Pinon Pine"). Construction of Pinon Pine was completed in June 1998.

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

         To date, SPPC has not been successful in obtaining sustained operation of the gasifier. In 2001 SPPC retained an independent engineering consulting firm, to complete a comprehensive study of the Pinon Pine gasification plant by mid-2002. The scope of the study includes evaluation of the potential modifications required to make the facility operational and reliable using several technology scenarios. The evaluation of each scenario is to include an estimate of the additional capital expenditures necessary for reliable operation of the facility, and the risks associated with that technology.

         SPPC has received a preliminary report on the results of the study, which indicates that Pinon Pine will not operate as a demonstration plant for the production of syngas by a coal gasifier, as originally intended. The final report is not expected to differ significantly. Accordingly, in its next general rate case, SPPC intends to pursue recovery of Pinon Pine, net of salvage, through regulated rates based, in part, on the PUCN's approval of Pinon Pine as a demonstration project in an earlier resource plan. However, if SPPC is unsuccessful in obtaining recovery, there could be a material adverse effect on SPPC's and SPR's financial condition and results of operations.

NOTE 14.          SUBSEQUENT EVENTS  (SPPC)

         On July 23, 2002, a dividend of $975,000 ($0.4875 per share) was declared on SPPC's preferred stock. The dividend is payable on September 1, 2002, to holders of record as of August 9, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         THE INFORMATION IN THIS FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS RELATE TO ANTICIPATED FINANCIAL PERFORMANCE, MANAGEMENT'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, BUSINESS PROSPECTS, OUTCOME OF REGULATORY PROCEEDINGS, MARKET CONDITIONS AND OTHER MATTERS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," "PLAN" AND "OBJECTIVE" AND OTHER SIMILAR EXPRESSIONS IDENTIFY THOSE STATEMENTS THAT ARE FORWARD-LOOKING. THESE STATEMENTS ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. IN ADDITION TO ANY ASSUMPTIONS AND OTHER FACTORS REFERRED TO SPECIFICALLY IN CONNECTION WITH SUCH STATEMENTS, FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF SIERRA PACIFIC RESOURCES (SPR), NEVADA POWER COMPANY (NPC), OR SIERRA PACIFIC POWER COMPANY (SPPC) TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN ANY FORWARD-LOOKING STATEMENT INCLUDE, AMONG OTHERS, THE FOLLOWING:

      (1) UNFAVORABLE RULINGS IN RATE CASES TO BE FILED BY NPC AND SPPC (THE "UTILITIES") WITH THE PUBLIC UTILITIES COMMISSION OF NEVADA (PUCN), INCLUDING THE PERIODIC APPLICATIONS TO RECOVER COSTS FOR FUEL AND PURCHASED POWER THAT HAVE BEEN RECORDED BY THE UTILITIES IN THEIR DEFERRED ENERGY ACCOUNTS AND DEFERRED NATURAL GAS RECORDED BY SPPC FOR ITS GAS DISTRIBUTION BUSINESS;

      (2) THE OUTCOME OF NPC'S PENDING LAWSUIT IN NEVADA STATE COURT SEEKING TO REVERSE PORTIONS OF THE PUCN'S MARCH 29, 2002 ORDER DENYING THE RECOVERY OF $434 MILLION OF DEFERRED ENERGY COSTS, INCLUDING THE OUTCOME OF THE PETITION FILED BY THE BUREAU OF CONSUMER PROTECTION OF THE NEVADA ATTORNEY GENERAL'S OFFICE SEEKING ADDITIONAL DISALLOWANCES;

      (3) THE ABILITY OF SPR, NPC AND SPPC TO ACCESS THE CAPITAL MARKETS TO SUPPORT THEIR REQUIREMENTS FOR WORKING CAPITAL, INCLUDING AMOUNTS NECESSARY TO FINANCE DEFERRED ENERGY COSTS, CONSTRUCTION COSTS AND THE REPAYMENT OF MATURING DEBT, PARTICULARLY IN THE EVENT OF ADDITIONAL UNFAVORABLE RULINGS BY THE PUCN, A FURTHER DOWNGRADE OF THE CURRENT DEBT RATINGS OF SPR, NPC OR SPPC AND/OR ADVERSE DEVELOPMENTS WITH RESPECT TO NPC'S OR SPPC'S POWER AND FUEL SUPPLIERS;

      (4) WHETHER SUPPLIERS, SUCH AS ENRON, WHICH HAVE TERMINATED THEIR POWER SUPPLY CONTRACTS WITH NPC AND/OR SPPC WILL BE SUCCESSFUL IN PURSUING THEIR CLAIMS AGAINST THE UTILITIES FOR LIQUIDATED DAMAGES UNDER THEIR POWER SUPPLY CONTRACTS, AND WHETHER ENRON WILL BE SUCCESSFUL IN REQUESTING THAT COLLATERAL BE POSTED IN THE AMOUNT OF ITS CLAIMS PENDING RESOLUTION OF ITS LAWSUIT AGAINST NPC AND SPPC;

      (5) WHETHER SPR, NPC AND SPPC WILL BE ABLE TO MAINTAIN SUFFICIENT STABILITY WITH RESPECT TO THEIR LIQUIDITY AND RELATIONSHIPS WITH SUPPLIERS TO BE ABLE TO CONTINUE TO OPERATE OUTSIDE OF BANKRUPTCY;

      (6) WHETHER CURRENT SUPPLIERS OF PURCHASED POWER, NATURAL GAS OR FUEL TO NPC OR SPPC WILL CONTINUE TO DO BUSINESS WITH NPC OR SPPC OR WILL TERMINATE THEIR CONTRACTS AND SEEK LIQUIDATED DAMAGES FROM THE RESPECTIVE UTILITY;

      (7) WHETHER CURRENT SUPPLIERS OF PURCHASED POWER TO NPC WILL CONTINUE TO ACCEPT DELAYED PAYMENT OF A PORTION OF THE PURCHASE PRICE UNDER THEIR CONTRACTS WITH NPC DURING THE PERIOD FROM MAY 1 THROUGH SEPTEMBER 15, 2002;

      (8) WHETHER NPC AND SPPC WILL BE ABLE, EITHER THROUGH FEDERAL ENERGY REGULATORY COMMISSION ("FERC") PROCEEDINGS OR NEGOTIATION, TO OBTAIN LOWER PRICES ON THEIR LONGER-TERM PURCHASED POWER CONTRACTS WHICH ARE PRICED ABOVE CURRENT MARKET PRICES FOR ELECTRICITY;

      (9) WHETHER THE PUCN WILL ISSUE FAVORABLE ORDERS IN A TIMELY MANNER TO PERMIT THE UTILITIES TO BORROW MONEY AND ISSUE ADDITIONAL SECURITIES TO FINANCE THE UTILITIES' OPERATIONS AND TO PURCHASE POWER AND FUEL NECESSARY TO SERVE THEIR RESPECTIVE CUSTOMERS; AND, IN PARTICULAR, THE PUCN'S DECISION ON THE PETITION OF THE BUREAU OF CONSUMER PROTECTION OF THE NEVADA ATTORNEY GENERAL'S OFFICE TO RECONSIDER THE PUCN'S RECENT ORDER AUTHORIZING THE ISSUANCE BY NPC OF ADDITIONAL LONG-TERM DEBT;

      (10) WHETHER THE UTILITIES WILL NEED TO PURCHASE ADDITIONAL POWER ON THE SPOT MARKET TO MEET UNANTICIPATED POWER DEMANDS (FOR EXAMPLE, DUE TO UNSEASONABLY HOT WEATHER) AND WHETHER SUPPLIERS WILL BE WILLING TO SELL SUCH POWER TO THE UTILITIES IN LIGHT OF THEIR WEAKENED FINANCIAL CONDITION;

      (11) THE EFFECT OF PRICE CONTROLS PROMULGATED FROM TIME TO TIME BY THE FERC ON THE PRICE AT WHICH THE UTILITIES CAN SELL EXCESS POWER IN THE WHOLESALE MARKETS AND ON THE OVERALL AVAILABILITY OF PURCHASED POWER ON THE SPOT MARKET;

      (12) THE EFFECT OF A NON-BINDING REFERENDUM TO BE INCLUDED ON THE BALLOT IN CLARK COUNTY, NEVADA IN NOVEMBER 2002 ASKING VOTERS TO INDICATE WHETHER THEY WOULD FAVOR THE ESTABLISHMENT OF A NON-PROFIT ENTITY TO PROVIDE ELECTRICITY SERVICES IN SOUTHERN NEVADA;

      (13) THE EFFECT THAT ANY FUTURE TERRORIST ATTACKS MAY HAVE ON THE TOURISM AND GAMING INDUSTRIES IN NEVADA, PARTICULARLY IN LAS VEGAS, AS WELL AS ON THE ECONOMY IN GENERAL;

      (14) THE EFFECT OF EXISTING OR FUTURE NEVADA, CALIFORNIA OR FEDERAL LEGISLATION OR REGULATIONS AFFECTING ELECTRIC INDUSTRY RESTRUCTURING, INCLUDING LAWS OR REGULATIONS WHICH COULD ALLOW ADDITIONAL CUSTOMERS TO CHOOSE NEW ELECTRICITY SUPPLIERS OR CHANGE THE CONDITIONS UNDER WHICH THEY MAY DO SO;

      (15) UNSEASONABLE WEATHER AND OTHER NATURAL PHENOMENA, WHICH CAN HAVE POTENTIALLY SERIOUS IMPACTS ON THE UTILITIES' ABILITY TO PROCURE ADEQUATE SUPPLIES OF FUEL OR PURCHASED POWER TO SERVE THEIR RESPECTIVE CUSTOMERS AND ON THE COST OF PROCURING SUCH SUPPLIES;

      (16) INDUSTRIAL, COMMERCIAL AND RESIDENTIAL GROWTH IN THE SERVICE TERRITORIES OF THE UTILITIES;

      (17)  THE LOSS OF ANY SIGNIFICANT CUSTOMERS;

      (18) CHANGES IN THE BUSINESS OF MAJOR CUSTOMERS, PARTICULARLY THOSE ENGAGED IN GOLD MINING OR GAMING, WHICH MAY RESULT IN CHANGES IN THE DEMAND FOR SERVICES OF THE UTILITIES, INCLUDING THE EFFECT ON THE NEVADA GAMING INDUSTRY OF THE OPENING OF ADDITIONAL INDIAN GAMING ESTABLISHMENTS IN CALIFORNIA AND OTHER STATES;

      (19) CHANGES IN ENVIRONMENTAL REGULATIONS, TAX OR ACCOUNTING MATTERS OR OTHER LAWS AND REGULATIONS TO WHICH THE UTILITIES ARE SUBJECT;

      (20) FUTURE ECONOMIC CONDITIONS, INCLUDING INFLATION OR DEFLATION RATES AND MONETARY POLICY;

      (21) FINANCIAL MARKET CONDITIONS, INCLUDING CHANGES IN AVAILABILITY OF CAPITAL OR INTEREST RATE FLUCTUATIONS;

      (22) UNUSUAL OR UNANTICIPATED CHANGES IN NORMAL BUSINESS OPERATIONS, INCLUDING UNUSUAL MAINTENANCE OR REPAIRS; AND

      (23) EMPLOYEE WORKFORCE FACTORS, INCLUDING CHANGES IN COLLECTIVE BARGAINING UNIT AGREEMENTS, STRIKES OR WORK STOPPAGES.

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

Deferred Energy Accounting

         On April 18, 2001, the Governor of Nevada signed into law Assembly Bill
(AB) 369. The provisions of AB 369, which are described in greater detail in "Regulation and Rate Proceedings," later, include, among others, a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. In accordance with the provisions of SFAS No. 71, the Utilities implemented deferred energy accounting on March 1, 2001, for their respective electric operations. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates, that excess is not recorded as a current expense on the statement of operations but rather is deferred and recorded as an asset on the balance sheet. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates and recorded as revenue or expense in future time periods, subject to PUCN review. AB 369 provides that the PUCN may not allow the recovery of any costs for purchased fuel or purchased power "that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility." In reference to deferred energy accounting, AB 369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity, and to purchase energy. The Utilities also record, and are eligible under the statute to recover, a carrying charge on such deferred balances.

         As described in more detail under "Regulatory Matters - Nevada Matters
- Nevada Power Company Deferred Energy Case" below, on November 30, 2001, NPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 and September 30, 2001. The application sought to establish a rate to clear accumulated purchased fuel and power costs of $922 million and spread the cost recovery over a period of not more than three years. On March 29, 2002, the PUCN issued its decision on the deferred energy application, disallowing $434 million of deferred purchased fuel and power costs and allowing NPC to collect the remaining $488 million over three years beginning April 1, 2002. As a result of this disallowance, NPC wrote off $434 million of deferred energy costs, the two major national rating agencies immediately downgraded the credit rating on SPR's, NPC's and SPPC's debt securities (followed by further downgrades late in April), and the market price of SPR's Common Stock fell substantially.

         As described in more detail under "Regulatory Matters - Nevada Matters
- Sierra Pacific Power Company Deferred Energy Case" below, SPPC filed an application with the PUCN seeking to clear its deferred balances for purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001. The application sought to establish a rate to clear accumulated purchased fuel and power costs of $205 million and spread the cost recovery over a period of not more than three years. On May 28, 2002, the PUCN issued its decision on SPPC's deferred energy application, disallowing $53 million of deferred purchased fuel and power costs and allowing SPPC to collect the remaining $152 million over three years beginning June 1, 2002. As a result of this decision, SPPC wrote off the $53 million of disallowed deferred energy costs.

         In the meantime, both Utilities have continued to be entitled under AB369 to utilize deferred energy accounting for their electric operations. Because of contracts entered into during the Western energy crisis in 2001 to assure adequate supplies of electricity for their customers, the Utilities are continuing to incur fuel and purchased power costs in excess of amounts they are permitted to recover in current rates. As a result, during the six months ended June 30, 2002, both Utilities continued to record additional amounts in their deferral of energy costs accounts. If not for deferred energy accounting during the first six months of 2002, SPR's, NPC's and SPPC's results of operations, financial condition, liquidity and capital resources would have been adversely affected. For example, without the deferred energy accounting provisions of AB 369, the reported net losses of SPR, NPC, and SPPC for the six months ended June 30, 2002 of ($347.4) million, ($295.3) million(1), and ($25.0) million would have been (net of income tax) reported as net losses of ($521.5) million, ($422) million(1), and ($72.4) million, respectively. Similarly, the reported net income of NPC for the quarter ended June 30, 2002 of 5.7 million(1) would have been (net of income tax) reported as a net loss of ($114.7) million(1), and the reported net losses of SPR and SPPC for the quarter ended June 30, 2002 of ($41.9) million and ($34.9) million would have been (net of income tax) reported as net losses of ($206.7) million and ($79.3) million, respectively. As demonstrated with respect to the Utilities' recent deferred energy cases, a significant disallowance by the PUCN of costs currently deferred could have a material adverse affect on the future results of operations of SPR, NPC and SPPC. See the Form 10-K for the year ended December 31, 2001 for a more detailed discussion of deferred energy accounting.


--------
(1) Excludes equity in losses of SPR

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

         SPR and the Utilities have other non-energy related derivative instruments such as interest rate swaps. The transition adjustment resulting from the adoption of SFAS No. 133 related to these types of derivative instruments was reported as the cumulative effect of a change in accounting principle in Other Comprehensive Income. Additionally, the changes in fair values of these non-energy related derivatives are also reported in the statements of comprehensive income until the related transactions are settled or terminate, at which time the amounts will be reclassified into earnings. $3.8 million relating to a terminated interest rate swap were reclassified into earnings during the quarter ended June 30, 2002. No other amounts were reclassified into earnings during the three- and six-month periods ended June 30, 2002 and 2001.

         See Note 22 of "Notes to Financial Statements" in the Form 10-K for the year ended December 31, 2001, and "Item 3 - Quantitative and Qualitative Disclosures about Market Risk" in this Report for additional information regarding derivatives and hedging activities.

Provision for Uncollectible Accounts

         The Utilities reserve for doubtful accounts based on past experience writing off uncollectible customer accounts. The collapse of the energy markets in California, and the subsequent bankruptcy of the California Power Exchange and the financial difficulties of the Independent System Operator, resulted in the Utilities reserving for outstanding receivables for power purchases by these two entities of $19.9 million and $1.5 million (before taxes) for NPC and SPPC, respectively. The weakening economy and the disruption to the leisure travel industry after September 11th also impacted the Utilities' customer delinquencies in 2001. As of December 31, 2001, additional amounts of $14.8 million and $6.1 million were reserved for delinquent retail customer accounts of NPC and SPPC, respectively. During the six months ended June 30, 2002, $2.9 million and $1.5 million were added to the provisions for uncollectible retail customer accounts of NPC and SPPC, respectively. The adequacy of these reserves will vary to the extent that future collections differ from past experience. Uncollectible retail customer accounts amounting to $2.3 million and $1.9 million, respectively, for NPC and SPPC, were written off against these provisions during the six months ended June 30, 2002. Significant collection efforts are underway to recover portions of the rest of the delinquent accounts.

                  MAJOR FACTORS AFFECTING RESULTS OF OPERATIONS

         As discussed in the results of operations sections that follow, operating results for the six months ended June 30, 2002 were severely affected by the PUCN's March 29, 2002 decision in NPC's deferred energy rate case to disallow $434 million of deferred purchased fuel and power costs. As a result of this disallowance, NPC wrote off $465 million of deferred energy costs and related carrying charges during that quarter. In addition, the decision of the PUCN on May 29, 2002 on SPPC's deferred energy application to disallow $53.1 million of deferred purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001 had a significant negative impact on the results of operations of SPR and SPPC for the quarter and the six-month period ended June 30, 2002. As a result of this disallowance, SPPC wrote off $55.1 million of deferred energy costs and related carrying charges during that quarter. The discussion below provides the context in which these decisions were made.

         In an effort to mitigate the effects of higher fuel and purchased power costs that developed in the Western United States in 2000,the Utilities entered into the Global Settlement with the PUCN in July 2000, which established a mechanism that initiated incremental rate increases for each Utility. Cumulative electric rate increases under the Global Settlement were $127 million and $65 million per year for NPC and SPPC, respectively.

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

         AB 369 requires each Utility to file general rate applications and deferred energy applications with the PUCN by specific dates. NPC's deferred energy application, filed on November 30, 2001, sought to establish a Deferred Energy Accounting Adjustment ("DEAA") rate, effective on April 1, 2002, to clear accumulated purchased fuel and power costs of $922 million and spread the cost recovery over a period of not more than three years, resulting in an average net increase of 21%. SPPC's deferred energy application, filed on February 1, 2002, sought to establish a DEAA rate to clear accumulated purchased fuel and power costs of $205 million and spread the cost recovery over a period of not more than three years, resulting in an average net increase of 9.8%. See "Regulatory Matters," later, for a discussion of the Utilities' general rate case filings and decisions.

         The March 29, 2002 decision of the PUCN on NPC's deferred energy application to disallow $434 million of deferred purchased fuel and power costs accumulated between March 1, 2001 and September 30, 2001 had a significant negative impact on the results of operations of SPR and NPC for the six months ended June 30, 2002. Several of the intervenors from NPC's deferred energy rate case filed petitions with the PUCN for reconsideration of its decision, seeking additional disallowances ranging from $12.8 million to $488 million. The petitions for reconsideration were granted in part and denied in part by the PUCN on May 24, 2002, but no additional disallowances to the deferred energy balance resulted from that decision. The Bureau of Consumer Protection of the Nevada Attorney General's Office has since filed a motion in NPC's pending state court case seeking additional disallowances. Although the PUCN's March 29, 2002 decision on NPC's deferred energy application is being challenged by NPC in a lawsuit filed in Nevada state court, which is discussed below under "Regulatory Matters", the decision caused the two major national rating agencies to issue an immediate downgrade of the credit ratings on SPR's, NPC's and SPPC's debt securities (followed by further downgrades late in April). Following those events, the market price of SPR's common stock fell substantially, NPC and SPPC were obliged within 5 business days of the downgrades to issue general and refunding mortgage bonds to secure their bank lines of credit, NPC was obliged to obtain a waiver and amendment from its credit facility banks before it was permitted to draw down on the facility, NPC and SPPC were no longer able to issue commercial paper, a number of NPC's power suppliers contacted NPC regarding its ability to pay the purchase price of outstanding contracts, and several power suppliers, including an affiliate of Enron Corp., terminated their power supply agreements with one or both of the Utilities.

         The separate decision of the PUCN on May 29, 2002 on SPPC's deferred energy application to disallow $53.1 million of deferred purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001 had a significant negative impact on the results of operations of SPR and SPPC for the quarter and the six months ended June 30, 2002. SPPC is currently evaluating its options regarding a possible court challenge to the PUCN order. Several of the intervenors from SPPC's deferred energy rate case filed petitions with the PUCN for reconsideration of its decision, seeking an additional disallowance of $126 million. On July 18, 2002, the petitions for reconsideration were granted in part and denied in part by the PUCN, but no additional disallowances to the deferred energy balance resulted from that decision.

         A significant disallowance in future deferred energy rate cases filed by either Utility could further weaken the financial condition, liquidity, and capital resources of SPR, NPC, and SPPC. In particular, such a decision or decisions could cause further downgrades of debt securities by the rating agencies, could make it impracticable to access the capital markets, and could cause additional power suppliers to terminate purchased power contracts and seek liquidated damages. Under such circumstances, there can be no assurance that SPR, NPC, or SPPC would be able to remain solvent or continue operations. Under such circumstances, there also can be no assurance that SPR, NPC, or SPPC would not seek protection under the bankruptcy laws.

SIERRA PACIFIC RESOURCES

         During the first six months of 2002, SPR incurred a loss of $345.4 million before preferred stock dividend requirements, and paid $20.6 million in common stock dividends on March 15, 2002. NPC and SPPC, SPR's principal subsidiaries, paid common stock dividends of $10 million and $19.9 million, respectively, to their parent, SPR. SPPC also paid $1.95 million in dividends to holders of its preferred stock. During the first six months of 2002, NPC and SPPC each received a capital contribution of $10 million from SPR.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Since SPR is a holding company, substantially all of its cash flow is provided by dividends paid to SPR by NPC and SPPC on their common stock, all of which is owned by SPR. Since these two subsidiaries are public utilities, they are subject to regulation by state utility commissions which may impose limits on investment returns or otherwise impact the amount of dividends which may be paid by those companies. In addition, certain agreements entered into by NPC and SPPC set restrictions on the amount of dividends the Utilities may declare and pay and restrict the circumstances under which such dividends may be declared and paid. The specific restrictions on dividends contained in agreements to which NPC and SPPC are party, as well as specific regulatory limitations on dividends, are summarized below.

      - NPC's first mortgage indenture limits the cumulative amount of dividends that NPC may pay on its capital stock to the cumulative net earnings of NPC since 1953. At the present time, this restriction precludes NPC from making further payments of dividends on NPC's common stock and will continue to bar such payments unless the restriction is waived or removed by the consent of the first mortgage bondholders, the first mortgage bonds are redeemed or defeased, or until, over the passage of time, NPC generates sufficient earnings to overcome the shortfall created by the write-off of $465 million in connection with the March 2002 decision in NPC's deferred energy rate case.

      - NPC's Credit Agreement, as amended on June 25, 2002, prohibits the payment of dividends on NPC's common stock for the duration of that facility, which expires on November 28, 2002.

      - On June 4, 2002, NPC entered into a Master Amendment to Confirmation Agreements with Duke Energy Trading and Marketing L.L.C. which, among other things, limits the amount of dividends NPC may declare or pay on its equity securities until NPC completes certain deferred payments under the Agreement, which are due on December 31, 2003. Under the Agreement, until the deferred payments are paid in full, NPC may not declare any dividend or make any dividend payments other than (1) payments to SPR to enable SPR to pay its reasonable fees and expenses (including interest on SPR's debts and payment of obligations under SPR's PIES) incurred in the ordinary course of business in calendar year 2003, up to a maximum amount of $20,000,000 and (2) any currently scheduled payments to any of NPC's preferred trust vehicles on account of NPC's preferred trust securities.

      - The PUCN issued a Compliance Order, Docket No. 02-4037, on June 19, 2002, relating to NPC's request for authority to issue long-term debt. The PUCN order requires that, until such time as the order's authorization expires (December 31, 2003), NPC must either receive the prior approval of the PUCN or reach an equity ratio of 42% before paying any dividends to SPR. If NPC achieves a 42% equity ratio prior to December 31, 2003, the dividend restriction ceases to have effect.

      - The terms of NPC's preferred trust securities provide that no dividends may be paid on NPC's common stock if NPC has elected to defer payments on the junior subordinated debentures issued in conjunction with the preferred trust securities. At this time, NPC has not elected to defer payments on the junior subordinated debentures.

      - SPPC's Credit Agreement, which was also amended on June 25, 2002, prohibits dividends on SPPC's capital stock if there is a default or an event of default under the Credit Agreement. The Agreement expires November 28, 2002.

      - SPPC's Articles of Incorporation contain restrictions on the payment of dividends on SPPC's common stock in the event of a default in the payment of dividends on SPPC's preferred stock and prohibit SPPC from declaring or paying any dividends on any shares of common stock except from the net income of SPPC, and its predecessor, available for dividends on common stock accumulated subsequent to December 31, 1955, less preferred stock dividends, plus the sum of $500,000.

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

            In response to the decisions by the PUCN in NPC's recent rate cases, SPR has implemented certain measures that will positively impact cash flow by $125 million in 2002. Two major transmission construction projects, discussed in the Form 10-K for the year ended December 31, 2001, have been delayed for a total capital preservation impact of $80.8 million. The delay in NPC's Centennial Plan has an impact of $46.4 million and the delay of SPPC's Falcon to Gonder Project has an impact of $34.4 million. An additional $28.9 million was reduced from the Utilities' capital budgets by curtailing or delaying other projects. Management expects that the balance of the $125 million cash flow enhancement will be obtained from various land sales. Additional cost-cutting actions by SPR may be necessary.

            With respect to NPC's and SPPC's contracts for purchased power, NPC and SPPC purchase and sell electricity with their counterparties under the Western Systems Power Pool ("WSPP") agreement, which is an industry standard contract. The WSPP contract is posted on the WSPP website. These contracts provide that a material adverse change may give rise to a right to request collateral, which, if not provided within 3 business days, could cause a default. A default must be declared within 30 days of the event giving rise to the default becoming known. As the Utilities continue to negotiate arrangements with their suppliers, the Utilities have extended to all continuing suppliers their rights under the WSPP agreement, including the right to declare a default. A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within 3 business days following the date the notice of termination is received. The mark-to-market value can be used to roughly approximate the termination payment at any point in time. The mark-to-market value as of July 31, 2002, for all suppliers continuing to provide power under a WSPP agreement was approximately $248 million and $108 million, respectively, for NPC and SPPC.

            Following the PUCN decisions, a number of power suppliers requested collateral from NPC and SPPC. On April 4, 2002, the Utilities sent a letter to their suppliers advising them that, assuming the Utilities could access the capital markets for secured debt and no other significant negative developments occurred, the Utilities expected to be able to honor their obligations under the power supply contracts. However, the Utilities noted that a simultaneous call for 100% mark-to-market collateral in the short-term would likely not be met. On April 24, 2002, the Utilities met with representatives of various suppliers to discuss SPR's and the Utilities' financial situation and plans, and indicated that they intended to propose extended payment terms for the above-market portions of NPC's existing power contracts. Such extended payment terms were proposed to NPC's suppliers in a letter dated May 2, 2002, and proposed paying less than contract prices, but more than market prices plus interest, for the period May 1 to September 15, 2002. NPC may pay any balances remaining prior to December 2003. NPC also agreed to extend the suppliers' rights under the WSPP agreement.

            In early May, Enron Power Marketing Inc. ("Enron"), Morgan Stanley Capital Group Inc., Reliant Energy Services, Inc. and several smaller suppliers notified NPC and SPPC that they would end power deliveries to the Utilities based on what they believed to be their contractual right to end deliveries because of the Utilities' inability to provide adequate assurances of their ability to perform all of their outstanding material obligations. Each of these terminating suppliers has asserted, or has indicated that it will assert, a claim for liquidated damages. As discussed in Note 11, Commitments And Contingencies, Enron has filed suit in its bankruptcy case in the Bankruptcy Court for the Southern District of New York asserting claims for liquidated damages of approximately $216 million and $93 million against NPC and SPPC, respectively. Enron's claim is subject to the Utilities' defense that Enron's claims are already at issue in the FERC proceeding challenging the contract prices, and to other defenses that the Utilities intend to pursue in a timely manner. In connection with the lawsuit filed by Enron in Bankruptcy Court, Enron has filed a motion to require the Utilities to post collateral equal to the amount of Enron's claims pending the outcome of the lawsuit. A hearing in this case has been scheduled for September 6, 2002. An adverse decision on the petition to require the Utilities to post collateral pending the outcome of Enron's lawsuit or an adverse decision in the lawsuit itself could have a material adverse affect on the financial condition and liquidity of SPR and the Utilities and could render their ability to continue to operate outside of bankruptcy uncertain. At this time, SPR and the Utilities are not able to predict the outcome of a decision in this matter.

            On June 10, 2002, Duke Energy Trading and Marketing ("Duke") entered into an agreement with SPR and the Utilities to supply up to 1,000 megawatts of electricity per hour, as well as natural gas, to NPC and SPPC to fulfill customers' power requirements during the peak summer period. The effect of the Duke agreement was to replace the amount of contracted power and natural gas that would have been supplied by the various terminating suppliers, including Enron. Duke also agreed to accept deferred payment for a portion of the amount due under its existing power contracts with NPC for purchases made through September 15, 2002. Although the other continuing suppliers have not entered into formal agreements with NPC regarding deferred payments, NPC has been deferring a portion of the payments to such suppliers since May 1, 2002 and intends to continue to due so for charges incurred through September 15, 2002.

            With respect to the purchase and sale of natural gas, NPC and SPPC use several types of contracts. Standard industry sponsored agreements include:

      - the Gas Industry Standards Board ("GISB") agreement which is used for physical gas transactions,

      - the GasEDI Base Contract for Short Term Sale and Purchase of Natural Gas which is also used for physical gas transactions,

      - the International Swap Dealers Association (ISDA) agreement which is used for financial gas transactions.

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

            In March 2002, NPC received a federal income tax refund of $79.3 million. Additionally, SPR and the Utilities received $105.7 million of refunds in the second quarter of 2002. These refunds were the result of income tax losses generated in 2001. Federal legislation passed in March 2002 changed the allowed carry-back of these losses from two years to five years. This change permitted SPR and the Utilities to accelerate the receipt of a portion of their income tax receivables sooner than expected. The remaining receivable of $300.5 million will be utilized in future periods to reduce taxes payable when SPR and the Utilities recognize taxable income.

            At June 30, 2002, SPR had cash investments of approximately $27.7 million. At July 31, 2002, SPR had cash investments of approximately $20.7 million.

            SPR's future liquidity depends, in part, on SPPC's ability to continue to pay dividends to SPR, on a restoration of NPC to financial stability including a restoration of its ability to pay dividends to SPR, and on SPR's ability to access the capital markets or otherwise refinance debt that will be maturing in 2003 and thereafter. Further adverse developments at NPC or SPPC, including a material disallowance of deferred energy costs in future rate cases, an adverse decision in the pending lawsuit by Enron to collect liquidated damages (including its motion requesting the posting of collateral), a refusal by one or more of NPC's continuing power suppliers to continue to accept extended payment terms through the summer of 2002, or an inability of NPC or SPPC to renew, replace or refinance all or a portion of their respective credit facilities which expire on November 28, 2002, could cause SPR to become insolvent and would render SPR's ability to continue to operate outside of bankruptcy uncertain.

NEVADA POWER COMPANY

         During the quarter ended June 30, 2002, NPC earned approximately $5.7 million (excluding NPC's equity in the losses of its parent, SPR) and paid no dividends on its common stock. During the six months ended June 30, 2002, NPC incurred a loss of approximately $295.3 million (excluding NPC's equity in the losses of its parent, SPR), and paid $10 million in dividends on its common stock, all of which was reinvested in NPC as a contribution to capital.

         The causes for significant changes in specific lines comprising the results of operations for NPC are as follows:

                                                    THREE MONTHS                              SIX MONTHS
                                                   ENDED JUNE 30,                           ENDED JUNE 30,
                                        --------------------------------------   --------------------------------------
                                                                  Change from                              Change from
                                           2002         2001      Prior Year %      2002         2001      Prior Year %
                                        ----------   ----------   ------------   ----------   ----------   ------------
ELECTRIC OPERATING REVENUES ($000):
     Residential                        $  166,825   $  172,520          -3.3%   $  297,931   $  275,699           8.1%
     Commercial                             90,367       83,573           8.1%      160,058      139,129          15.0%
     Industrial                            135,402      118,603          14.2%      224,162      190,825          17.5%
                                        ----------   ----------                  ----------   ----------
     Retail  revenues                      392,594      374,696           4.8%      682,151      605,653          12.6%
     Other                                  84,465      433,745         -80.5%      151,180      561,800         -73.1%
                                        ----------   ----------                  ----------   ----------
       TOTAL REVENUES                   $  477,059   $  808,441         -41.0%   $  833,331   $1,167,453         -28.6%
                                        ==========   ==========                  ==========   ==========

     Retail sales in thousands
         of megawatt-hours (MWH)             4,315        4,440          -2.8%        7,885        7,756           1.7%

     Average retail revenue per MWH     $    90.98   $    84.39           7.8%   $    86.51   $    78.09          10.8%

         Residential electric revenues decreased for the three months ending June 30, 2002 in contrast to the previous period last year. This decrease was a result of several factors, including, cooler weather (10% decrease in cooling degree days) in 2002 compared to 2001. However, residential electric revenues increased for the six months ended June 30, 2002 due to an overall increase in the number of customers and rates. The milder second quarter 2002 weather resulted in a minimal revenue impact for the six months ending June 30, 2002. Higher rates resulted from an increase in rates effective March 1, 2001, pursuant to the Comprehensive Energy Plan (CEP) and a rate change effective April 1, 2002, that included a new DEAA (Deferred Energy Accounting Adjustment) rate. See NPC's Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of the Global Settlement and the CEP, and the Regulatory Matters section of this second quarter Form 10-Q for more detailed DEAA and rate information. Voluntary energy conservation by residential customers resulted in lower sales per residential customer. The PUCN mandated a one-time rate increase of $0.01 per kilowatt-hour for the DEAA for only the month of June 2002. This allowed NPC to accelerate the recovery from all customer classes of approximately $16 million of the deferred energy balance.

         Both commercial and industrial electric revenues increased for the three and six months period, due, in part, to increases to the number of customers and rates. There was also a one-time rate increase of $0.01 per kilowatt-hour for the DEAA for only the month of June 2002 as discussed above.

         The decreases in Electric Operating Revenues - Other for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001 were due to a decrease in prices and sales volumes of wholesale electric power to other utilities, as a result of changing market conditions. See NPC's Annual Report on Form 10-K for the year ended December 31, 2001, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Purchased Power Procurement, for a discussion of NPC's purchased power procurement strategies.

                                                         THREE MONTHS                            SIX MONTHS
                                                        ENDED JUNE 30,                          ENDED JUNE 30,
                                             --------------------------------------   --------------------------------------
                                                                       Change from                              Change from
                                                2002         2001      Prior Year %      2002         2001      Prior Year %
                                             ----------   ----------   ------------   ----------   ----------   ------------
PURCHASED POWER ($000)                       $  485,926   $  839,538         -42.1%   $  661,992   $1,041,360         -36.4%

Purchased Power in thousands of MWHs              3,594        5,217         -31.1%        5,782        7,685         -24.8%
Average cost per MWH of Purchased Power(1)   $    71.49   $   160.92         -55.6%   $    74.89   $   135.51         -44.7%

---------
(1) Not including contract termination costs, discussed below

         NPC's purchased power costs and volume were lower for both the three- and six-month periods ended June 30, 2002 than for the same period of the prior year. These decreases were the result of lower volumes and prices of Short-Term Firm energy purchased. The decreases were offset, in part, by a $229 million reserve recorded in the current quarter for terminated contracts, which are part of the power portfolio costs and which are described in more detail in "Financial Condition, Liquidity, and Capital Resources." Purchases associated with risk management activities, which are included in Short-Term Firm energy, also decreased significantly in 2002, for both the current quarter and year-to-date. Risk management activities include transactions entered into for hedging purposes and to minimize purchased power costs. See NPC's Annual Report on Form 10-K for the year ended December 31, 2001, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Purchased Power Procurement, for a discussion of NPC's purchased power procurement strategies.

                                                         THREE MONTHS                              SIX MONTHS
                                                        ENDED JUNE 30,                           ENDED JUNE 30,
                                             --------------------------------------   --------------------------------------
                                                                       Change from                              Change from
                                                2002         2001      Prior Year %      2002         2001      Prior Year %
                                             ----------   ----------   ------------   ----------   ----------   ------------
FUEL FOR POWER GENERATION ($000)             $  73,474    $  102,258         -28.1%   $  157,196   $  217,610         -27.8%

Thousands of MWHs generated                      2,415         2,573          -6.1%        4,656        5,074          -8.2%
Average cost per MWH of Generated Power      $   30.42    $    39.74         -23.5%   $    33.76   $    42.89         -21.3%

         Fuel for generation costs for both the three and six months ended June 30, 2002, were significantly lower than the prior year due to substantial decreases in natural gas prices and volume.

                                                          THREE MONTHS                             SIX MONTHS
                                                         ENDED JUNE 30,                          ENDED JUNE 30,
                                             --------------------------------------   --------------------------------------
                                                                       Change from                              Change from
DEFERRAL OF ENERGY COSTS-NET ($000)             2002         2001      Prior Year %      2002         2001      Prior Year %
                                             ----------   ----------   ------------   ----------   ----------   ------------
    Deferred energy costs                    $ (185,199)  $ (281,145)        -34.1%   $ (194,835)  $ (269,837)        -27.8%
    Deferred energy costs disallowed                 --           --            N/A      434,123           --            N/A
                                             ----------   ----------                  ----------   ----------
                                             $ (185,199)  $ (281,145)        -34.1%   $  239,288   $ (269,837)           N/A
                                             ==========   ==========                  ==========   ==========

         Deferral of energy costs - net for the three- and six-month periods ended June 30, 2002, reflects the deferral in the second quarter of 2002 of approximately $229 million for contract termination costs, as described in more detail in "Financial Condition, Liquidity, and Capital Resources." Deferral of energy costs - net also reflects the amortization of prior deferred costs resulting from an increase in rates beginning April 1, 2002, pursuant to the PUCN's March 29, 2002, decision on NPC's deferred energy rate case, and the one-time rate increase of $0.01 per kilowatt-hour for the month of June 2002. The amortization is offset, in part, by the recording of additional deferrals of electric energy costs, reflecting the extent to which actual fuel and purchased power costs exceeded the fuel and purchased power costs recovered through current rates. Deferral of energy costs - net for the six-months ended June 30, 2002, also reflects the write-off of $434 million of deferred energy costs for the seven months ended September 30, 2001, that were disallowed by the PUCN in their decision on NPC's deferred energy rate case. For both the three- and six-month periods ended June 30, 2001, NPC recorded large deferrals of electric energy costs, as shown in the table above.

                                                          THREE MONTHS                              SIX MONTHS
                                                         ENDED JUNE 30,                           ENDED JUNE 30,
                                             --------------------------------------   --------------------------------------
                                                                       Change from                              Change from
                                                2002         2001      Prior Year %      2002         2001      Prior Year %
                                             ----------   ----------   ------------   ----------   ----------   ------------
ALLOWANCE FOR OTHER FUNDS
USED DURING CONSTRUCTION ($000)              $       80   $     (122)                 $      501   $     (473)

ALLOWANCE FOR BORROWED FUNDS
USED DURING CONSTRUCTION ($000)              $      849   $      265                  $    1,961   $      (87)
                                             ----------   ----------                  ----------   ----------
                                             $      929   $      143         549.7%   $    2,462   $     (560)           N/A
                                             ==========   ==========                  ==========   ==========

         NPC's total allowance for funds used during construction (AFUDC) is higher for the three- and six-month periods ended June 2002 as a result of an increase in capital expenditures for the Centennial Plan and adjustments in 2001 to refine amounts assigned to specific components of facilities that were completed in different periods. The increase is offset by a decrease in the AFUDC rate in 2002 as a result of an increase in short-term debt.

                                                   THREE MONTHS                              SIX MONTHS
                                                  ENDED JUNE 30,                           ENDED JUNE 30,
                                       --------------------------------------   --------------------------------------
                                                                 Change from                              Change from
              ($000)                      2002         2001      Prior Year %      2002         2001      Prior Year %
                                       ----------   ----------   ------------   ----------   ----------   ------------
OTHER OPERATING EXPENSE                $   37,284   $   33,750          10.5%   $   77,270   $   84,522          -8.6%
MAINTENANCE EXPENSE                    $   11,876   $   13,478         -11.9%   $   23,526   $   26,458         -11.1%
DEPRECIATION AND AMORTIZATION          $   17,140   $   22,427         -23.6%   $   47,949   $   44,303           8.2%
INCOME TAXES                           $      (57)  $   16,246        -100.4%   $ (156,480)  $  (14,218)       1000.6%
TAXES OTHER THAN INCOME TAXES          $    6,453   $    5,847          10.4%   $   13,187   $   11,897          10.8%
INTEREST CHARGES ON LONG-TERM DEBT     $   22,876   $   18,339          24.7%   $   46,954   $   34,959          34.3%
INTEREST CHARGES-OTHER                 $    4,352   $    3,750          16.1%   $    6,882   $    7,713         -10.8%
OTHER INCOME (EXPENSE) - NET           $    5,585   $    2,747         103.3%   $   (5,772)  $    3,168        -282.2%

         Other operating expense for the three-month period ending June 30, 2002 was higher, compared with the same period in the prior year, due to increased expenses related to a new Credit and Collections Action Plan, higher reserve rates for uncollectible accounts, costs associated with obtaining a tax refund and legal fees associated with the PUCN's Deferred Energy Rate Case decision. These increases were partially offset by credits associated with the reversal of a $3 million reserve provision established in 2001 as a result of the conclusion of electric industry restructuring in Nevada and a $2.7 million reversal of NPC's Short-term Incentive Plan accrual. Other operating expense for the six-month period ending June 30, 2002 was less, compared with the same period in the prior year. In addition to the previously mentioned items, the decrease reflects a $16.1 million increase in the provision for uncollectible accounts in 2001 related to the California Power Exchange, and the original $3 million reserve provision established in 2001 as a result of the conclusion of electric industry restructuring. These reductions in 2002 were partially offset by increased expenses in 2002 related to insurance premiums, a Mill Tax rate increase, and the delayed outage and adjustments at Reid Gardner.

         Maintenance costs for the three- and six-month periods ending June 30, 2002, decreased from the prior year due to delayed outages at Reid Gardner and Clark Station. The 2001 costs are higher due to engineering costs associated with a major turbine overhaul on Reid Gardner.

         Depreciation and amortization is lower for the three-month period ended June 2002 as a result of a successful petition for reconsideration of a PUCN decision, which reversed $8.7 million of additional depreciation recorded in the first quarter of 2002. This decrease is partly offset by an increase in the computer depreciation rate and additions to plant-in-service. Depreciation and amortization increased in the six-month period ending June 2002 as a result of additions to plant-in-service offset in part by plant-in-service asset reconciliations pursuant to a PUCN order.

         NPC recorded a small income tax benefit for the three months ended June 30, 2002, compared to income tax expense for the same period in 2001, as a result of a net pre-tax loss in the current year compared to pre-tax net income in the prior year. For the six months ended June 30, 2002, NPC recorded a significantly increased income tax benefit compared to 2001, reflecting a much higher pre-tax loss in the current year compared to the prior year.

         Taxes other than income increased for the three- and six-month periods ending June 30, 2002, due to increased property taxes related to an increase in plant-in-service, and due to higher payroll taxes.

         Interest charges on long-term debt for the three- and six-month periods ending June 30, 2002, increased over the same periods in 2001 due to $446 million and $246 million net increases, respectively, in long-term debt outstanding between the same periods.

         Interest charges-other for the three-months ended June 30, 2002, increased from the prior year due to $1.3 million in interest expense on delayed payments not applicable to the same period, 2001. For the six months ended June 30, 2002, the $1.3 million partially offset the reduction in interest expense that resulted from lower commercial paper and short-term debt balances carried forward from the first quarter of the year.

         Other income (expense) - net for the three months ended June 30, 2002, increased compared to the same period in the prior year primarily due to a $5.0 million increase in carrying charges for deferred energy. Other income (expense)
- net for the six months ended June 30, 2002, reflects the first quarter write-off of approximately $20.1 million, net of taxes, of carrying charges on deferred energy costs that were disallowed by the PUCN in their March 29, 2002 decision on NPC's deferred energy rate case. The write-off was offset in part by the recording of current year carrying charges on deferred energy costs.

ANALYSIS OF CASH FLOWS

         NPC's cash flows during the six months ended June 30, 2002, improved slightly compared to the same period in 2001, resulting primarily from an increase in cash flows from operating activities offset, in part, by a decrease in cash flows from financing activities. Although NPC recorded a substantially larger loss for the six months ended June 30, 2002 than the same period in 2001, the increase in the current year's loss resulted largely from the write-off of disallowed deferred energy costs for which the cash outflow had occurred in 2001. Current year cash flows from operating activities also benefited from a smaller increase in accounts receivable compared to the prior year and from lower energy prices, which necessitated a smaller deferral of energy costs. These 2002 cash flow benefits were, however, largely offset by a much smaller increase in accounts payable than in 2001. Cash flows from operating activities in the current year also reflect the receipt of an income tax refund resulting from a tax law change that took effect in March 2002. Cash flows from financing activities were lower because of a decrease in net long-term debt issued during the six months ended June 30, 2001 offset, in part, by an increase in short-term borrowings during the six months ended June 30, 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, NPC had cash investments of approximately $23.9 million. At July 31, 2002, NPC had cash investments of approximately $51.9 million.

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

         In connection with the credit downgrades by S&P and Moody's, NPC lost its A2/P2 commercial paper ratings and can no longer issue commercial paper. NPC had a commercial paper balance outstanding of $198.9 million at the time with a weighted average interest rate of 2.52%. Since NPC was no longer able to roll over its commercial paper, it paid off its maturing commercial paper with the proceeds of borrowings under its credit facility and terminated its commercial paper program on May 28, 2002. NPC does not expect to have direct access to the commercial paper market for the foreseeable future.

         NPC's $200 million unsecured revolving credit facility was also affected by the decision in the deferred energy rate case. Following the announcement of that decision, the Banks participating in NPC's credit facility determined that a material adverse event had occurred with respect to NPC, thereby precluding NPC from borrowing funds under its credit facility. The Banks agreed to waive the consequences of the material adverse event in a waiver letter and amendment that was executed on April 4, 2002. As required under the waiver letter and amendment, NPC issued and delivered its General and Refunding Mortgage Bond, Series C, due November 28, 2002, in the principal amount of $200 million, to the Administrative Agent as security for the credit facility.

         The waiver letter and amendment also provided that (i) NPC may not create or incur any liens on its properties to secure obligations to its power and/or commodity trading counterparties or power suppliers, (ii) in the event that NPC issues more than $250 million of its General and Refunding Mortgage Bonds, other than to secure NPC's 6.20% Senior Unsecured Notes, Series B due April 15, 2004, the principal amounts of such issuances will be applied as mandatory prepayments of the loans outstanding under the credit facility and the commitments under the facility will correspondingly be reduced, and (iii) the SPR credit facility be terminated.

         On June 25, 2002, NPC and the Banks executed Amendment No. 2 to NPC's Credit Agreement that prohibits NPC from paying any dividends and prohibits the voluntary prepayment or redemption of NPC's existing indebtedness, except in the ordinary course of business. Amendment No. 2 also modifies the restriction in the waiver letter and amendment with respect to creating or incurring liens to secure obligations to NPC's power and/or commodity trading counterparties or power suppliers. Under Amendment No. 2, NPC may create or incur liens on up to an aggregate total of $50 million of its deposit and investment accounts and its investment properties to support NPC's obligations to fuel or other energy suppliers, to secure NPC's cash management obligations, and/or to secure liens on property securing all or part of the purchase price of the property or liens existing in such property at the time of purchase.

         By May 2, 2002, NPC had borrowed the entire $200 million of funds available under its credit facility to pay off maturing commercial paper. The borrowing costs under the credit agreement are at a variable interest rate consisting of a spread over LIBOR or an alternate base rate that is based upon a pricing grid tied to the credit rating on NPC's senior unsecured long-term debt.

         NPC's credit agreement contains financial covenants requiring that NPC maintain a ratio of (i) Total Indebtedness to (ii) the sum of Total Indebtedness and Shareholders Equity that does not exceed 0.60:1 as of the last day of each fiscal quarter and a Consolidated Interest Coverage Ratio of not less than 2.0:1 calculated as of the last day of each fiscal quarter for the preceding four consecutive fiscal quarters. As of June 30, 2002, NPC was in compliance with these financial covenants.

         NPC's credit facility expires on November 28, 2002. NPC is currently evaluating various options to renew, replace or refinance the credit facility. If NPC is unable to renew, replace or refinance all or a portion of the credit facility prior to its expiration date, there would be a material adverse effect on NPC's liquidity and NPC could become insolvent.

         NPC is also currently negotiating a receivables purchase facility, in a principal amount not to exceed $125 million. Under the proposed facility, NPC would sell receivables in a true sale to special purpose entities that would in-turn sell those assets or interests in those assets to a commercial paper conduit or directly to a financial institution. This facility would be used to provide additional liquidity for working capital and general corporate purposes in addition to NPC's existing credit facility. If completed, NPC expects the facility to be accounted for in compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The special purpose entities would be wholly owned subsidiaries and their financial positions and results of operations would be reflected in the consolidated financial statements of SPR and NPC. Completion of this facility is dependent on the negotiation of mutually satisfactory terms and the satisfaction of customary closing conditions, and no assurance can be given at this time that the facility will in fact be completed.

         NPC's first mortgage indenture creates a first priority lien on substantially all of NPC's properties. As of June 30, 2002, 272.5 million of NPC's first mortgage bonds were outstanding. Although the first mortgage indenture allows NPC to issue additional mortgage bonds on the basis of (i) 60% of net utility property additions and/or (ii) the principal amount of retired mortgage bonds, NPC agreed in the waiver letter and amendment to its credit agreement that it would not issue any more first mortgage bonds.

         NPC's General and Refunding Mortgage Indenture creates a lien on substantially all of NPC's properties in Nevada that is junior to the lien of the first mortgage indenture. As of June 30, 2002, $820 million of NPC's General and Refunding Mortgage securities were outstanding. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of (1) 70% of net utility property additions, (2) the principal amount of retired General and Refunding Mortgage bonds, and/or (3) the principal amount of first mortgage bonds retired after delivery to the indenture trustee of the initial expert's certificate under the General and Refunding Mortgage Indenture. At June 30, 2002, NPC had the capacity to issue approximately $861 million of additional General and Refunding Mortgage bonds. However, the financial covenants contained in the credit agreement described above may limit NPC's ability to issue additional general and refunding bonds or other debt. In addition, the waiver letter and amendment to the credit agreement entered into on April 4, 2002 requires that, in the event that NPC issues more than $250 million of its General and Refunding Mortgage Bonds, the principal amounts of such issuances will be applied as mandatory prepayments of the loans outstanding under the credit facility and the commitments under the facility will correspondingly be reduced. The Duke agreement, referenced below, also requires prepayments of certain deferred payments established under the agreement in the event that NPC receives excess financing proceeds from issuances of General and Refunding Mortgage Bonds.

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

         On June 19, 2002, the PUCN issued a Compliance Order, Docket No. 02-4037, authorizing NPC to issue $300 million of long-term debt. Authority for $450 million had been requested by NPC. The PUCN order requires NPC, if it is able, to issue the $50 million of remaining authorized short-term debt, before it issues any long-term debt authorized by the order. Moreover, the order provides that, if NPC is able to issue short-term debt at any point prior to September 1, 2002 (whether or not the issuance of short-term debt actually occurs), the amount of long-term debt authorized by the order will be automatically reduced to $250 million. In addition, the PUCN ordered that NPC immediately issue $50 million to $100 million of debt, using its best efforts to expedite the process in a prudent manner. The PUCN order also provides that NPC will bear the burden of demonstrating that any financings undertaken pursuant to the order, including any determination made regarding the length of such commitment, the type of security or rate, is reasonable. Finally, the order requires that, until such time as the order's authorization expires (December 31, 2003), NPC must either receive the prior approval of the PUCN or reach an equity ratio of 42% before paying any dividends to SPR. If NPC achieves a 42% equity ratio prior to December 31, 2003, the dividend restriction ceases to have effect.

         On July 3, 2002, the Bureau of Consumer Protection of the Nevada Attorney General's Office filed a petition with the PUCN requesting that the hearing in Docket No. 02-4037 be reopened to allow for the introduction of additional evidence or for the PUCN to reconsider its decision granting NPC authority to issue long-term debt. No assurance can be given as to the outcome or timing of a decision by the PUCN on this petition.

         In early May, Enron Power Marketing Inc. ("Enron"), Morgan Stanley Capital Group Inc., Reliant Energy Services, Inc. and several smaller suppliers notified NPC that they would end power deliveries to NPC based on what they believed to be their contractual right to end deliveries because of the Utility's inability to provide adequate assurances of its ability to perform all of its outstanding material obligations. Each of these terminating suppliers has asserted, or has indicated that it will assert, a claim for liquidated damages. As discussed in Note 11, Commitments And Contingencies, Enron has filed suit in its bankruptcy case in the Bankruptcy Court for the Southern District of New York asserting claims for liquidated damages of approximately $216 million and $93 million against NPC and SPPC, respectively. Enron's claim is subject to the Utilities' defense that Enron's claims are already at issue in the FERC proceeding challenging the contract prices, and to other defenses that the Utilities intend to pursue in a timely manner. In connection with the lawsuit filed by Enron in Bankruptcy Court, Enron has filed a motion to require the Utilities to post collateral equal to the amount of Enron's claims pending the outcome of the lawsuit. A hearing in this case has been scheduled for September 6, 2002. An adverse decision on the petition to require the Utilities to post collateral pending the outcome of Enron's lawsuit or an adverse decision in the lawsuit itself could have a material adverse affect on the financial condition and liquidity of NPC and could render its ability to continue to operate outside of bankruptcy uncertain. At this time, SPR and the Utilities are not able to predict the outcome of a decision in this matter.

         On June 10, 2002, Duke Energy Trading and Marketing ("Duke") entered into an agreement with SPR and the Utilities to supply up to 1,000 megawatts of electricity per hour, as well as natural gas, to NPC and SPPC to fulfill customers' power requirements during the peak summer period. The effect of the Duke agreement was to replace the amount of contracted power and natural gas that would have been supplied by the various terminating suppliers, including Enron. Duke also agreed to accept deferred payment for a portion of the amount due under its existing power contracts with NPC for purchases made through September 15, 2002. Although the other continuing suppliers have not entered into formal agreements with NPC regarding deferred payments, NPC has been deferring a portion of the payments to such suppliers since May 1, 2002 and intends to continue to due so for charges incurred through September 15, 2002.

         NPC's short-term liquidity depends significantly on the willingness of NPC's power suppliers to continue to accept deferred payments for a portion of the amounts owed by NPC on purchased power contracts through the summer months of 2002. NPC's liquidity could also be significantly affected by an adverse decision in the pending lawsuit by Enron to collect liquidated damages (including its motion seeking the posting of collateral), by unfavorable rulings by the PUCN in future NPC or SPPC rate cases, by an inability to renew, replace or refinance all or a portion of its credit facility that expires on November 28, 2002, or by the PUCN's reconsideration of its compliance order authorizing NPC it issue up to $300 million in long-term debt. Both S&P and Moody's have NPC's credit ratings on "watch negative" or "possible downgrade", and any further downgrades could further preclude NPC's access to the capital markets. Adverse developments with respect to any one or a combination of the foregoing could cause NPC to become insolvent and would render NPC's ability to continue to operate outside of bankruptcy uncertain.

SIERRA PACIFIC POWER COMPANY

         During the quarter ended June 30, 2002, SPPC incurred a loss of approximately $34.0 million before preferred stock dividends. During this period, SPPC paid $975,000 in dividends to holders of its preferred stock and paid $9.9 million in dividends on its common stock, all of which is held by its parent, SPR. During the six months ended June 30, 2002, SPPC incurred a loss of approximately $23.0 million before preferred stock dividends. During this period, SPPC paid $1.95 million in dividends to holders of its preferred stock and paid $19.9 million in dividends on its common stock, $10 million of which was reinvested in SPPC as a contribution to capital.

         The components of SPPC's gross margin are set forth below (dollars in thousands):

                                                   THREE MONTHS                                   SIX MONTHS
                                                   ENDED JUNE 30,                                ENDED JUNE 30,
                                     ------------------------------------------    ------------------------------------------
                                                                   Change from                                   Change from
                                       2002            2001        Prior Year %      2002            2001        Prior Year %
                                       ----            ----        ------------      ----            ----        ------------
Operating Revenues:
      Electric                       $196,626        $312,833        -37.1%        $420,923        $593,271        -29.1%
      Gas                              25,583          21,729         17.7%          80,666          85,894         -6.1%
                                     --------        --------                      --------        --------
           Total Revenues             222,209         334,562        -33.6%         501,589         679,165        -26.1%
                                     --------        --------                      --------        --------
Energy Costs:
      Electric                        190,234         245,505        -22.5%         338,097         474,384        -28.7%
      Gas                              15,283          16,868         -9.4%          62,069          69,267        -10.4%
                                     --------        --------                      --------        --------
           Total Energy Costs         205,517         262,373        -21.7%         400,166         543,651        -26.4%
                                     --------        --------                      --------        --------
               Gross Margin          $ 16,692        $ 72,189        -76.9%        $101,423        $135,514        -25.2%
                                     ========        ========                      ========        ========
Gross Margin by Segment:
      Electric                       $  6,392        $ 67,328        -90.5%        $ 82,826        $118,887        -30.3%
      Gas                              10,300           4,861        111.9%          18,597          16,627         11.8%
                                     --------        --------                      --------        --------
           Total                     $ 16,692        $ 72,189         -76.9%       $101,423        $135,514        -25.2%
                                     ========        ========                      ========        ========

         The causes for significant changes in specific lines comprising the results of operations for SPPC are as follows:

                                                        THREE MONTHS                                   SIX MONTHS
                                                        ENDED JUNE 30,                                ENDED JUNE 30,
                                           ------------------------------------------    ------------------------------------------
                                                                         Change from                                   Change from
                                              2002           2001        Prior year %      2002            2001        Prior year %
                                              ----           ----        ------------      ----            ----        ------------
ELECTRIC OPERATING REVENUES ($000):
    Residential                            $ 45,050        $ 46,965         -4.1%        $105,453        $ 98,474           7.1%
    Commercial                               58,639          60,120         -2.5%         121,355         111,294           9.0%
    Industrial                               59,994          65,323         -8.2%         123,126         119,908           2.7%
                                           --------        --------                      --------        --------
    Retail  revenues                        163,683         172,408         -5.1%         349,934         329,676           6.1%
    Other                                    32,943         140,425        -76.5%          70,989         263,595         -73.1%
                                           --------        --------                      --------        --------
      TOTAL REVENUES                       $196,626        $312,833        -37.1%        $420,923        $593,271         -29.1%
                                           ========        ========                      ========        ========

    Retail sales in thousands of
      megawatt-hours (MWH)                    2,144           2,096          2.3%           4,280           4,229           1.2%

    Average retail revenue per MWH         $  76.34        $  82.26         -7.2%        $  81.76        $  77.96           4.9%


         Retail electric revenues were lower for the three months ending June 30, 2002, in contrast to the same period the previous year. This decrease was a result of cooler weather in May 2002 and an overall rate decrease that was effective June 1, 2002 (refer to Note 9, Regulatory Events).

         Retail electric revenues increased for the six months ended June 30, 2002, compared to the prior year primarily due to rate increases resulting from the 2001 Global Settlement and 2001 Comprehensive Energy Plan (CEP). During the first quarter 2001, these rate increases were being phased in on a monthly basis whereas retail revenues for the first quarter of 2002 reflect the cumulative impact of those increases. The second quarter 2002 weather effects resulted in a minimal revenue impact for the six months ending June 30, 2002.

         The decrease in Other electric revenues for the three and six month periods ended June 30, 2002, compared to the same period in 2001 were due to the decrease in prices and sales volume of wholesale electric power to other utilities, as a result of changing market conditions. See SPPC's Annual Report on Form 10-K for the year ended December 31, 2001, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Purchased Power Procurement, for a discussion of SPPC's purchased power procurement strategies.

                                                             THREE MONTHS                                SIX MONTHS
                                                             ENDED JUNE 30,                             ENDED JUNE 30,
                                                 ---------------------------------------     ---------------------------------------
                                                                            Change from                                 Change from
                                                   2002           2001      Prior year %       2002           2001      Prior year %
                                                   ----           ----      ------------       ----           ----      ------------
GAS OPERATING REVENUES ($000):
    Residential                                  $13,636        $10,130         34.6%        $43,108        $31,754         35.8%
    Commercial                                     5,081          5,423         -6.3%         22,085         16,064         37.5%
    Industrial                                     3,896          1,998         95.0%         11,560          6,629         74.4%
    Miscellaneous                                  1,012            111        811.7%          1,408            628        124.2%
                                                 -------        -------                      -------        -------
    Total retail revenue                          23,625         17,662         33.8%         78,161         55,075         41.9%
    Wholesale revenue                              1,958          4,067        -51.9%          2,505         30,819        -91.9%
                                                 -------        -------                      -------        -------
      TOTAL REVENUES                             $25,583        $21,729         17.7%        $80,666        $85,894         -6.1%
                                                 =======        =======                      =======        =======

    Retail sales in thousands
      of decatherms                                2,233          2,190          2.0%          8,239          7,483         10.1%

    Average retail revenues per decatherm        $ 10.58        $  8.06         31.3%        $  9.49        $  7.36         28.9%

         Retail gas revenues for the three- and six-month periods ended June 30, 2002 were significantly higher than the same period in the prior year primarily due to PUCN-authorized rate increases effective on February 1 and November 5, 2001. These rate increases were granted as a result of higher gas costs that SPPC had incurred.

         Wholesale gas revenues for the three- and six-month periods ended June 30, 2002 were significantly lower than the same period in 2001, primarily due to lower wholesale sales.

                                                 THREE MONTHS                                   SIX MONTHS
                                                 ENDED JUNE 30,                                ENDED JUNE 30,
                                    -------------------------------------------   -------------------------------------------
                                                                   Change from                                   Change from
                                      2002            2001         Prior Year %     2002            2001         Prior Year %
                                      ----            ----         ------------     ----            ----         ------------
PURCHASED POWER ($000):             $174,302        $248,608          -29.9%      $279,719        $399,595          -30.0%

Purchased Power in thousands
  of MWHs                              1,621           1,703           -4.8%         3,324           3,150            5.5%
Average cost per MWH of
    Purchased Power(1)              $  53.99        $ 145.98          -63.0%      $  58.04        $ 126.86          -54.2%

----------
(1) Not including contract termination costs, discussed below

         Purchased power costs were lower for the three- and six-month periods ended June 30, 2002, than the prior year because the majority of SPPC's total energy requirements utilize Short-Term Firm purchased power for which costs have significantly decreased from those a year ago. The decreases were offset, in part, by an $86.8 million reserve recorded in the current quarter for terminated contracts, which are described in more detail in "Financial Condition, Liquidity, and Capital Resources." Prices for SPPC's risk management activities also decreased substantially. Risk management activities include transactions entered into for hedging purposes and to minimize purchased power costs. See SPPC's Annual Report on Form 10-K for the year ended December 31, 2001, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Purchased Power Procurement, for a discussion of SPPC's purchased power procurement strategies.

                                                      THREE MONTHS                                  SIX MONTHS
                                                      ENDED JUNE 30,                               ENDED JUNE 30,
                                        -------------------------------------------   -------------------------------------------
                                                                       Change from                                   Change from
                                          2002            2001         Prior Year %     2002            2001         Prior Year %
                                          ----            ----         ------------     ----            ----         ------------
FUEL FOR POWER GENERATION ($000)        $ 31,169        $ 77,652          -59.9%      $ 78,220        $148,524          -47.3%

Thousands of MWHs generated                1,129           1,492          -24.3%         2,341           3,075          -23.9%
Average fuel cost per MWH
  of Generated Power                    $  27.61        $  52.05          -47.0%      $  33.41        $  48.30          -30.8%

          Fuel for Power Generation costs for the three- and six-month periods ended June 30, 2002 were significantly lower than the same period of the prior year as both volumes generated and natural gas prices decreased significantly. Volumes were lower because it was more economical to purchase power than to generate power.

                                                    THREE MONTHS                                SIX MONTHS
                                                    ENDED JUNE 30,                             ENDED JUNE 30,
                                       ---------------------------------------     ----------------------------------------
                                                                  Change from                                  Change from
                                         2002           2001      Prior Year %      2002            2001       Prior Year %
                                         ----           ----      ------------      ----            ----       ------------
GAS PURCHASED FOR RESALE ($000)        $13,107        $25,171        -47.9%        $51,701        $95,714        -46.0%

Gas Purchased for Resale
    (thousands of decatherms)            2,542          3,450        -26.3%          8,502          9,950        -14.6%

Average cost per decatherm             $  5.16        $  7.30        -29.3%        $  6.08        $  9.62        -36.8%


         Gas Purchased for Resale decreased significantly for the three- and six-month periods ended June 30, 2002 compared to the prior year because of much lower gas prices and reduced volumes of wholesale gas sales.

                                                               THREE MONTHS                               SIX MONTHS
                                                               ENDED JUNE 30,                            ENDED JUNE 30,
                                                  ---------------------------------------   ----------------------------------------
                                                                             Change from                                Change from
                                                     2002           2001     Prior Year %      2002           2001      Prior Year %
                                                     ----           ----     ------------      ----           ----      ------------
DEFERRAL OF ENERGY COSTS-NET ($000)
   Deferred energy costs - electric               $(68,338)      $(80,755)      -15.4%      $(72,943)      $ (73,735)       -1.1%
   Deferred energy costs disallowed - electric      53,101             --          N/A        53,101              --          N/A
   Deferred energy costs - gas                       2,176         (8,303)         N/A        10,368         (26,447)         N/A
                                                  --------       --------                   --------       ---------
            Total                                 $(13,061)      $(89,058)      -85.3%      $ (9,474)      $(100,182)      -90.5%
                                                  ========       ========                   ========       =========

         Deferral of energy costs - net for the three- and six-month periods ended June 30, 2002, reflects the write-off of $53 million of electric deferred energy costs incurred in the nine months ended November 30, 2001, that were disallowed by the PUCN in their May 28, 2002, decision on SPPC's deferred energy rate case. The write-off was more than offset by the deferral in the second quarter of 2002 of approximately $82 million for contract termination costs, as described in more detail in "Financial Condition, Liquidity, and Capital Resources." For the three months ended June 30, 2002, this deferral of contract termination costs was offset, in part, by the recording of additional energy expense incurred from two sources. Consistent with the provisions of deferred energy accounting, additional expense was recorded to the extent fuel and purchased power costs recovered through current rates exceeded actual fuel and purchased power costs, which had decreased significantly. And, pursuant to the PUCN's decision on SPPC's deferred energy rate case, rates were increased beginning June 1, 2002, resulting in the amortization of prior deferred costs. For the six months ended June 30, 2002, SPPC recorded deferrals of electric energy costs, reflecting the extent to which actual fuel and purchased power costs exceeded the fuel and purchased power costs recovered through current rates. For both the three- and six-month periods ended June 30, 2001, SPPC recorded large deferrals of electric energy costs, as shown in the table above.

         SPPC's deferred energy costs gas - net for the three- and six-month periods ended June 30, 2002 reflects the amortization of prior deferred costs due to the PUCN-authorized recovery of those costs. Deferral of energy costs-net for gas for the three months ended June 30, 2001 reflects undercollections of such costs because revenue received from 2001 base purchased gas rates did not cover the increased cost of natural gas experienced by SPPC.

                                                  THREE MONTHS                    SIX MONTHS
                                                  ENDED JUNE 30,                 ENDED JUNE 30,
                                        --------------------------------  --------------------------------
                                                            Change from                       Change from
                                         2002        2001   Prior Year %  2002       2001     Prior Year %
                                         ----        ----   ------------  ----       ----     ------------
ALLOWANCE FOR OTHER FUNDS USED
    DURING CONSTRUCTION ($000)          $ (83)      $ (30)                $ 153      $(214)
ALLOWANCE FOR BORROWED FUNDS USED
    DURING CONSTRUCTION ($000)            229         423                   620        377
                                        -----       -----                 -----      -----
                                        $ 146       $ 393      -62.8%     $ 773      $ 163       374.2%
                                        =====       =====                 =====      =====

         Total allowance for funds used during construction (AFUDC) decreased for the three months ended June 30, 2002, compared to the prior year due to decreases in Construction Work-in-Progress (CWIP) and in the AFUDC rate. Total AFUDC for the six months ended June 30, 2002, increased over the prior year because AFUDC in 2001 reflected an adjustment to refine amounts assigned to specific components of facilities that were completed in different periods. This increase was offset, in part, by a decrease in CWIP and the second quarter AFUDC rate reduction.

                                                    THREE MONTHS                               SIX MONTHS
                                                    ENDED JUNE 30,                            ENDED JUNE 30,
                                        ---------------------------------------   ------------------------------------------
                                                                   Change from                                  Change from
           (000'S)                        2002          2001       Prior Year %     2002           2001         Prior Year %
           -------                        ----          ----       ------------     ----           ----         ------------
OTHER OPERATING EXPENSE                 $ 22,876       $23,174         -1.3%      $ 50,623       $ 50,868          -0.5%
MAINTENANCE EXPENSE                     $  5,139       $ 6,676        -23.0%      $ 10,396       $ 12,000         -13.4%
DEPRECIATION AND AMORTIZATION           $ 20,153       $17,859         12.8%      $ 37,269       $ 34,708           7.4%
INCOME TAXES                            $(21,536)      $ 1,464      -1571.0%      $(16,638)      $   (656)       2436.3%
TAXES OTHER THAN INCOME TAXES           $  4,881       $ 4,574          6.7%      $  9,657       $  8,968           7.7%
INTEREST CHARGES ON LONG-TERM DEBT      $ 16,020       $12,529         27.9%      $ 32,465       $ 23,099          40.5%
INTEREST CHARGES - OTHER                $  2,966       $ 3,022         -1.9%      $  4,108       $  5,982         -31.3%
OTHER INCOME (EXPENSE) - NET            $   (293)      $ 1,499       -119.5%      $  2,677       $  1,013         164.3%

         Other operating expense for the three-month period ending June 30, 2002 was slightly lower than the same period in the prior year due to the reversal of a $3.5 million reserve provision established in 2001 as a result of the conclusion of electric industry restructuring in Nevada and the $2.6 million reversal of SPPC's Short-term Incentive Plan accrual. These decreases were offset by increased expenses related to a new Credit and Collections Action Plan and insurance premiums. Additionally, there were increased costs associated with obtaining a tax refund and legal fees associated with the PUCN's Deferred Energy Rate Case decision. Other operating expense for the six-month period ending June 30, 2002 was also slightly less, compared with the same period in the prior year. In addition to the previously mentioned items, there was a $2.7 million increase in the provision for uncollectible accounts in 2001 related to the California Power Exchange, the original $3.5 million reserve provision established in 2001 as a result of the conclusion of electric industry restructuring, and a $1.1 million reserve in 2002 for legal fees.

         Maintenance costs for the three- and six- month periods ended June 30, 2002 were less than the same period last year as the 2001 costs included turbine repairs on Unit 1 at Valmy.

         Depreciation and amortization increased for the three- and six- month periods ended June 30, 2002, compared to the same periods in 2001 as a result of additions to plant-in-service assets and an increase to depreciation of $1.8 million to reflect an adjustment to depreciation rates related to combustion turbines. These increases were offset in part by a PUCN-ordered reduction in depreciation rates that was implemented in the three-month period ended June 30, 2002.

         SPPC recorded a large income tax benefit for the three months ended June 30, 2002, compared to income tax expense for the same period in 2001, as a result of a net pre-tax loss in the current year compared to pre-tax net income in the prior year. For the six months ended June 30, 2002, SPPC recorded a significantly increased income tax benefit compared to 2001, reflecting a much higher pre-tax loss in the current year compared to the prior year.

         Taxes other than income increased for the three- and six- month periods ended June 30, 2002 due to an increase in franchise and payroll tax expenses.

         Interest charges on long-term debt for the three-month period ending June 30, 2002, increased over the same period in 2001 due, primarily, to a $320 million increase in long-term debt at the end of May 2001. The increased level of long-term debt was also responsible for the increase in interest for the six months ended June 30, 2002, over the comparable period, 2001.

         Interest charges-other was comparable between the three-month periods ending June 30, 2002 and 2001. The decrease during the six months ended June 30, 2002, as compared to the same period in 2001 was attributable to lower commercial paper and short-term debt balances during 2002.

         Other income (expense) - net for the three months ended June 30, 2002, reflects the write-off of approximately $2 million, net of taxes, of carrying charges on deferred energy costs that were disallowed by the PUCN in their May 28, 2002 decision on SPPC's deferred energy rate case. The increase for the six months ended June 30, 2002, compared to 2001 reflects the recording of current year carrying charges on deferred fuel and purchased power costs, more than offsetting the second quarter write-off.

ANALYSIS OF CASH FLOWS

         SPPC's cash flows during the six months ended June 30, 2002, improved slightly compared to the same period in 2001, as increases in cash flows from operating and financing activities were largely offset by decrease in cash flows from investing activities. Although SPPC recorded a substantially larger loss for the six months ended June 30, 2002 than the same period in 2001, the increase in the current year's loss resulted largely from the write-off of disallowed deferred energy costs for which the cash outflow had occurred in 2001. Other factors contributing to 2002's improved cash flows from operating activities include lower energy prices, which necessitated a smaller deferral of energy costs, and improved cash positions in accounts receivable. Also, cash flows from operating activities in the current year reflect the receipt of an income tax refund resulting from a tax law change that took effect in March 2002. Cash flows from investing activities decreased in 2002 because 2001 investing activities included cash provided from the sale of the assets of SPPC's water business. Cash flows from financing activities increased due to an increase in short-term borrowings and a decrease in common dividends paid in 2002 offset, in part, by a decrease in long-term debt issued in 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, SPPC had cash investments of approximately $111.4 million. At July 31, 2002, SPPC had cash investments of approximately $115.6 million.

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

         On March 29 and April 1, 2002, following the decision by the PUCN in NPC's deferred energy rate case, S&P and Moody's lowered SPPC's unsecured debt ratings to below investment grade. On April 23 and 24, 2002, SPPC's unsecured debt ratings were further downgraded and its secured debt ratings were downgraded to below investment grade. The decision of the PUCN on May 29, 2002 on SPPC's deferred energy application to disallow $53.1 million of deferred purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001 did not result in any further downgrades of SPPC's securities. However, as a result of the downgrades following NPC's deferred energy decision, SPPC's ability to access the capital markets to raise funds has been severely limited.

         In connection with the credit ratings downgrades referenced above, SPPC lost its A2/P2 commercial paper ratings and can no longer issue commercial paper. At the time, SPPC had a commercial paper balance outstanding of $47.7 million with a weighted average interest rate of 2.49%. SPPC paid off its maturing commercial paper with the proceeds of borrowings under its credit facility and terminated its commercial paper program on May 28, 2002. SPPC does not expect to have direct access to the commercial paper market for the foreseeable future.

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

          On June 25, 2002, SPPC and the Banks executed Amendment No. 1 to SPPC's Credit Agreement that prohibits the voluntary prepayment or redemption of SPPC's existing indebtedness, except in the ordinary course of business, and prohibits the payment of dividends on SPPC's capital stock if SPPC is in default under the terms of its credit facility. Under Amendment No. 1, SPPC may create or incur liens on up to an aggregate total of $50 million of its deposit and investment accounts and its investment properties to support SPPC's obligations to gas or other energy suppliers, to secure SPPC's cash management obligations, and/or to secure liens on property securing all or part of the purchase price of the property or liens existing in such property at the time of purchase.

         SPPC is currently negotiating a receivables purchase facility in a principal amount not to exceed $125 million. Under the proposed facility, SPPC would sell receivables in a true sale to special purpose entities that would in-turn sell those assets or interests in those assets to a commercial paper conduit or directly to a financial institution. This facility would be used to provide additional liquidity for working capital and general corporate purposes in addition to SPPC's existing credit facility. If completed, SPPC expects the facility to be accounted for in compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The special purpose entities would be wholly owned subsidiaries and their financial positions and results of operations would be reflected in the consolidated financial statements of SPR, NPC, and SPPC. Completion of this facility is dependent on the negotiation of mutually satisfactory terms and the satisfaction of customary closing conditions, and no assurance can be given at this time that the facility will in fact be completed.

         SPPC's first mortgage indenture creates a first priority lien on substantially all of SPPC's properties in Nevada and California. As of June 30, 2002, $505.3 million of SPPC's first mortgage bonds were outstanding. Although the first mortgage indenture allows SPPC to issue additional mortgage bonds on the basis of (i) 60% of net utility property additions and/or (ii) the principal amount of retired mortgage bonds, SPPC agreed in its General and Refunding Mortgage Indenture that it would not issue any additional first mortgage bonds.

         SPPC's General and Refunding Mortgage Indenture creates a lien on substantially all of SPPC's properties in Nevada that is junior to the lien of the first mortgage indenture. As of June 30, 2002, $470 million of SPPC's General and Refunding Mortgage bonds were outstanding. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of (i) 70% of net utility property additions, (ii) the principal amount of retired General and Refunding Mortgage bonds, and/or (iii) the principal amount of first mortgage bonds retired after delivery to the indenture trustee of the initial expert's certificate under the General and Refunding Mortgage Indenture. At June 30, 2002, SPPC had the capacity to issue approximately $356 million of additional General and Refunding Mortgage bonds. However, the financial covenants contained in the credit agreement described above may limit SPPC's ability to issue additional general and refunding bonds or other debt.

         SPPC also has the ability to release property from the liens of the two mortgage indentures on the basis of net property additions, cash and/or retired bonds. To the extent SPPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of bonds issuable under that indenture.

         On May 1, 2002, Enron Power Marketing Inc. notified NPC and SPPC that it would end power deliveries to the Utilities effective May 7. Enron advised the Utilities that it was taking this action in line with its recently announced new business configuration that does not include arrangements such as its existing contracts with the Utilities. Enron also indicated that it had exercised what it believes to be its contractual right to end deliveries because of the recent downgrade in the credit ratings of the Utilities and their failure to provide mark-to-market collateral. The Enron contracts covered approximately 10% of purchased power supplies for the combined Utilities for the remainder of 2002. As discussed in Note 11, Commitments And Contingencies, Enron has filed suit in its bankruptcy case in the Bankruptcy Court for the Southern District of New York asserting claims for liquidated damages of approximately $216 million and $93 million against NPC and SPPC, respectively. Enron's claim is subject to the Utilities' defense that Enron's claims are already at issue in the FERC proceeding challenging the contract prices, and to other defenses that the Utilities intend to pursue in a timely manner. In connection with the lawsuit filed by Enron in Bankruptcy Court, Enron has filed a motion to require the Utilities to post collateral equal to the amount of Enron's claims pending the outcome of the lawsuit. A hearing in this case has been scheduled for September 6, 2002. An adverse decision on the petition to require the Utilities to post collateral pending the outcome of Enron's lawsuit or an adverse decision in the lawsuit itself could have a material adverse affect on the financial condition and liquidity of SPPC and could render its ability to continue to operate outside of bankruptcy uncertain. At this time, SPR and the Utilities are not able to predict the outcome of a decision in this matter.

         SPPC's future liquidity could be significantly affected by unfavorable rulings by the PUCN in future SPPC or NPC rate cases, or by an inability to renew, replace or refinance all or a portion of SPPC's credit facility that expires on November 28, 2002. Both S&P and Moody's have SPPC's credit ratings on "watch negative" or "possible downgrade", and any further downgrades could further preclude SPPC's access to the capital markets and could adversely affect SPPC's ability to continue purchasing power and fuel. Adverse developments with respect to any one or a combination of the foregoing could cause SPPC to become insolvent and could render SPPC's ability to continue to operate outside of bankruptcy uncertain.


SIERRA PACIFIC RESOURCES (HOLDING COMPANY)

         The Condensed Consolidated Statements of Operations of SPR include the operating results of the holding company. The holding company recognized higher interest costs, $36.7 million in 2002 compared to $27.8 million in 2001, due primarily to the issuance of $345 million of additional debt associated with its issuance of Premium Income Equity Securities in November of 2001.

TUSCARORA GAS PIPELINE COMPANY

         The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Tuscarora Gas Pipeline Company
(TGPC), a wholly owned subsidiary of SPR. For the three-and six-month periods ended June 30, 2002, TGPC contributed $.7 million and $1.6 million, respectively, in net income. For the three-and six-month periods ended June 30, 2001, TGPC contributed $.6 million and $1.3 million, respectively, in net income.

E-THREE

         The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of e-three, a wholly owned subsidiary of SPR. For the three- and six-month periods ended June 30, 2002, e-three incurred net losses of $.6 million and $.8 million, respectively. For the three months ended June 30, 2001, e-three contributed $.2 million in net income; e-three incurred a net loss of $.1 million for the six months ended June 30, 2001.

SIERRA PACIFIC COMMUNICATIONS

         The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Sierra Pacific Communications (SPC), a wholly owned subsidiary of SPR. For the three- and six-month periods ended June 30, 2002, SPC incurred net losses of $.6 million and $1.3 million, respectively. SPC incurred net losses of $.4 million and $.8 million, respectively, for the three- and six-month periods ended June 30, 2001.

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

         On March 27, 2002, the PUCN issued its decision on the general rate application, ordering a $43 million revenue decrease with an ROE of 10.1% and ROR of 8.37%. The effective date for the decision was April 1, 2002. The decision also resulted in adverse adjustments to depreciation aggregating $7.9 million, and the adverse treatment of approximately $5 million of revenues related to SO2 Allowances. On April 15, 2002, NPC filed a petition for reconsideration with the PUCN. In the petition, NPC raised six issues for reconsideration: the treatment of revenues related to SO2 Allowances, in particular the calculation of the annual amortization amount, which appears to be in error; the adjustment for "excess" capital investment related to common facilities at the Harry Allen generating station; the rejection of adjustments to accumulated depreciation reserves related to the establishment of revised depreciation rates for transmission, distribution and common facilities; the delay in allowing NPC to recover its merger costs without the benefit of carrying charges; the finding that NPC has no need for and is entitled to zero funds cash working capital; and the establishment of a 10.1% ROE. On May 24, 2002, the PUCN issued an order on the petition for reconsideration. In its order the PUCN reaffirmed its findings in the original order for the issues related to "excess" capital investment at the Harry Allen generating station, merger costs, cash working capital, and the 10.1% ROE. The commission, however, did modify its original order to include adjustments related to SO2 Allowances and depreciation issues. Revised rates for these changes went into effect on June 1, 2002.

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

         On March 29, 2002, the PUCN issued its decision on the deferred energy application, allowing NPC three years to collect $488 million but disallowing $434 million of deferred purchased fuel and power costs. On April 11, 2002, NPC filed a lawsuit in First District Court of Nevada seeking to reverse portions of the decision of the PUCN denying the recovery of deferred energy costs incurred by NPC on behalf of its customers in 2001 on the grounds that such power costs were not prudently incurred. NPC asserts that, as a result of the PUCN's decision, NPC's credit rating was reduced to below investment grade, SPR suffered a reduction in its equity market capitalization by approximately 41%, and the disallowed costs are effectively imposed upon SPR's shareholders.

         In its lawsuit, NPC alleges that the order of the PUCN is: in violation of constitutional and statutory provisions; made upon unlawful procedure; affected by other error of law; clearly erroneous in view of the reliable, probative and substantial evidence on the whole record; arbitrary and capricious and characterized by abuse of discretion. NPC's lawsuit requests that the District Court reverse portions of the order of the PUCN and remand the matter to the PUCN with direction that the PUCN authorize NPC to immediately establish rates that would allow NPC to recover its entire deferred energy balance of $922 million, with a carrying charge, over three years. A hearing has been scheduled for October 17, 2002. At this time, NPC is not able to predict the outcome or the timing of a decision in this matter.

         Various intervenors in NPC's deferred energy case before the PUCN filed petitions with the PUCN for reconsideration of the order, seeking additional disallowances of between $12.8 million and $488 million. On May 24, 2002, the PUCN issued an order denying any further disallowances. In its order the PUCN granted NPC the authority to increase the deferred energy cost recovery charge for the month of June 2002 by one cent per kilowatt-hour. This increase accelerated the recovery of the deferred balance by approximately $16 million for the month of June 2002 only. The Bureau of Consumer Protection of the Nevada Attorney General's Office has since filed a petition in NPC's pending state court case seeking additional disallowances.

SIERRA PACIFIC POWER COMPANY GENERAL RATE CASE (SPPC)

         On November 30, 2001, SPPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by AB 369. On February 28, 2002, SPPC filed a certification to its general rate filing, updating costs and revenues pursuant to Nevada regulations. In the certification filing, SPPC requested an increase in its general rates charged to all classes of electric customers, which were designed to produce an increase in annual electric revenues of $15.9 million representing an overall 2.4% rate increase. The application also sought an ROE for SPPC's total electric operations of 12.25% and an overall ROR of 9.42%. Public hearings for SPPC's general rate case began on April 8, 2002, and concluded on April 18. Various parties intervened in SPPC's general rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick Goldstrike Mines ("Barrick"), among others. The reduction of SPPC's revenue requirements proposed by the intervenors ranged from $8.0 million to $33.1 million.

         On May 28, 2002, the PUCN issued its decision on the general rate application, ordering a $15.3 million revenue decrease with an ROE of 10.17% and ROR of 8.61%. The effective date of the decision was June 1, 2002. Various parties to the case had filed petitions for reconsideration of the order. On July 18, 2002, the PUCN issued a final decision on the petitions for reconsideration, clarifying issues contained its original order. As a result of the clarifications, SPPC was ordered to change the total annual electric revenue decrease from $15.3 million to $15.8 million.

SIERRA PACIFIC POWER COMPANY DEFERRED ENERGY (SPPC)

         On February 1, 2002, SPPC filed an application with the PUCN seeking to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001. This application was mandated by AB 369. The application sought to establish a DEAA rate to clear accumulated purchased fuel and power costs of $205 million and spread the cost recovery over a period of not more than three years. It also sought to recalculate the Base Tariff Energy Rate to reflect anticipated ongoing purchased fuel and power costs. The total rate increase resulting from the requested DEAA would have amounted to 9.8%. Various parties intervened in SPPC's deferred energy rate case including the Staff of the PUCN, the Bureau of Consumer Protection from the Nevada Attorney General's office, and Barrick, among others. Intervenors proposed disallowances ranging from $40.4 million to $361 million.

         On May 28, 2002, the PUCN issued its decision on the deferred energy application, allowing SPPC three years to collect $152 million but disallowing $53 million of deferred purchased fuel and power costs. SPPC is currently evaluating its options regarding a possible court challenge to the PUCN order. Several of the intervenors from SPPC's deferred energy rate case filed petitions with the PUCN for reconsideration of its decision, seeking an additional disallowance of $126 million. On July 18, 2002, the petitions for reconsideration were granted in part and denied in part by the PUCN, but no additional disallowances to the deferred energy balance resulted from that decision.

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

         During May 2002, Rouse Fashion Show Management LLC, Coast Hotels and Casinos Inc., Station Casinos, Inc., Gordon Gaming Corporation, MGM Mirage, and Park Place Entertainment filed separate applications with the PUCN to exit the system of NPC and to purchase energy, capacity and ancillary services from a provider other than NPC. The loads of these customers aggregate 260 MW on peak. Hearings on the applications of all the customers except Park Place Entertainment were completed on July 19, and the PUCN issued its decision on July 31, 2002. In its decision, the PUCN approved the applications of these customers to choose an energy supplier other than NPC. The earliest any of these customers could begin taking energy from an alternative provider would be November 1, 2002. If all five customers whose applications were approved were to leave its system, NPC would incur an annual loss in revenue of $48 million, which would be offset by a reduction in costs, primarily for fuel and purchased power, of $46 million with the difference being paid by exit fees from the departing customers. These customers will also be responsible for their share of balances in NPC's deferred energy accounts up until the time they leave and must continue to pay their share of these balances after they leave. For example, if all five customers whose applications were approved leave the system on November 1, 2002, their remaining share of NPC's previously approved deferred energy balance is estimated to be $27 million. Additionally, these departing customers would be responsible for paying their share of yet to be approved accumulated deferred energy balances from October 1, 2001 to their date of departure. They will also remain accountable to any rulings made by the District Court on legal actions brought in NPC's past deferred energy case. They could also benefit from any refunds that might be granted on power contracts under review with the FERC. Additionally, if any departed customers return to NPC as their energy provider, they will be charged for their energy at a rate equivalent to NPC's incremental cost of service. The incremental cost of service tariff is scheduled for hearing before the PUCN in the first week of September 2002.

         A hearing on the application of Park Place Entertainment was held on August 2, 2002, and on August 12, 2002, the PUCN approved the application with terms and conditions similar to those described above for the aforementioned five customers.

NEVADA POWER COMPANY ADDITIONAL FINANCE AUTHORITY (NPC)

         On April 26, 2002, Nevada Power filed with the PUCN an application seeking additional finance authority. In the application NPC asked for authority to issue secured long-term debt in an aggregate amount not to exceed $450 million through the period ending 2003. A hearing was held on June 3, 2002, and the PUCN issued an order on June 19, 2002, authorizing the issuance of $300 million of the requested authority. Other provisions of the PUCN's order are discussed in NPC's "Financial Condition, Liquidity, and Capital Resources."

ANNUAL PURCHASED GAS COST ADJUSTMENT (SPPC)

         On July 1, 2002, SPPC filed a Purchased Gas Cost adjustment application for its natural gas local distribution company. In the application SPPC has asked for a reduction of $0.05421 to its Base Purchased Gas Rate (BPGR) and an increase in its Balancing Account Adjustment charge (BAA) by the same amount. This request would result in no change to revenues or customer rates. A pre-hearing conference has been scheduled for August 20, 2002.

LIQUID PETROLEUM GAS COST ADJUSTMENT (SPPC)

         On July 1, 2002, SPPC filed an application to adjust rates for its liquid petroleum gas (LPG) distribution company. In the application SPPC has asked for an increase of $0.04133 to its current LPG rate and a decrease in its Balancing Account Adjustment charge (BAA) by the same amount. This request would result in no change to revenues or customer rates. A pre-hearing conference has been scheduled for August 20, 2002.

CALIFORNIA MATTERS (SPPC)

RATE STABILIZATION PLAN

         SPPC serves approximately 44,500 customers in California. On June 29, 2001, SPPC filed with the California Public Utility Commission (CPUC) a Rate Stabilization Plan, which includes two phases. Phase One, which was also filed June 29, 2001, is an emergency electric rate increase of $10.2 million annually or 26%. If granted, the typical residential monthly electric bill for a customer using 650 kilowatt-hours would increase from approximately $47.12 to $60.12. On August 14, 2001, a pre-hearing conference was held, and a procedural order was established. On September 27, 2001, the Administrative Law Judge issued an order stating that no interim or emergency relief could be granted until the end of the "rate freeze" period mandated by the California restructuring law for recovery of stranded costs. In accordance with the judge's request, on October 26, 2001, SPPC filed an amendment to its application declaring the rate freeze period to be over. On December 5 and 11, 2001, hearings were held and on January 11, 2002 and January 25, 2002 opening briefs and reply briefs were filed. On July 17, 2002, the CPUC approved the requested 2-cent per kilowatt-hour surcharge, subject to refund and interest pending the outcome of Phase Two. The increase of $10 million or 26% is applicable to all customers except those eligible for low-income and medical-needs rates and is effective July 18, 2002.

         Phase Two of the Rate Stabilization Plan was filed with the CPUC on April 1, 2002, and includes a general rate case and requests the CPUC to reinstate the Energy Cost Adjustment Clause, which would allow SPPC to file for periodic rate adjustments to reflect its actual costs for wholesale energy supplies. Phase Two also includes a proposal to terminate the 10% rate reduction mandated by AB 1890, but does not include a performance - based rate-making proposal. This request was for an additional overall increase in revenues of 17.1%, or $8.9 million annually. Hearings are scheduled for February 25 through March 3, 2003, and a decision by the CPUC is expected in the third quarter of 2003.

FERC MATTERS (SPPC, NPC)

FERC 206 COMPLAINTS

         In December 2001, the Utilities filed ten FERC 206 complaints with the FERC seeking their review of the long-term contracts the Utilities entered into prior to the FERC price caps. The Utilities believe the contract prices are unjust and unreasonable. The FERC ordered the case set for hearing and assigned an administrative law judge ("ALJ"). A primary issue is whether or not the dysfunctional short-term market, which was previously declared by the FERC, impacted the long-term market. Written direct testimony was filed by the parties on June 28, 2002. The ALJ's schedule calls for hearings to be held in October 2002 and for a draft decision in December 2002. The Utilities have engaged in bilateral discussions with respondents in this matter. At this time, the Utilities are not able to predict the outcome of a decision in this matter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         SPR has evaluated its risk related to financial instruments whose values are subject to market sensitivity, such as fixed and variable rate debt and preferred trust securities obligations. As shown in SPR's Form 10-K for the year ended December 31, 2001, the fair market value of SPR's consolidated long-term debt and preferred trust securities was $3.684 billion, as of December 31, 2001. Due to the credit ratings downgrades by S&P and Moody's, SPR's valuations for its market-sensitive financial instruments show a decline of approximately 14% in the fair market value of these financial instruments to $3.151 billion from December 31, 2001 to June 30, 2002, as shown in the table below. Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

         Long-term debt (dollars in thousands):

Expected Maturity
Date
                            Expected Maturities Amounts                                  Weighted Avg Int Rate*    Fair Market Value
Fixed Rate                  NPC             SPPC             SPR         Consolidated        Consolidated            Consolidated
----------                  ---             ----             ---         ------------        ------------            ------------
            2002        $   15,000        $     --        $     --        $   15,000                 7.63%
            2003           210,000          20,400              --           230,400                 5.97%
            2004           130,000           2,400              --           132,400                 6.10%
            2005                --           2,400         300,000           302,400                 8.73%
            2006                --          52,400              --            52,400                 6.71%
Thereafter                 938,835         843,285         345,000         2,127,120                 6.87%
                        ----------        --------        --------        ----------                                 -------------
Total Fixed Rate        $1,293,835        $920,885        $645,000        $2,859,720                                 $   2,598,937
                        ----------        --------        --------        ----------                                 -------------

Variable Rate
            2002        $       --        $     --        $     --        $       --
            2003           140,000              --         200,000           340,000                 3.43%
            2004                --              --              --                --
            2005                --              --              --                --
            2006                --              --              --                --
Thereafter                 115,000              --              --           115,000                 1.82%
                        ----------        --------        --------        ----------                                 -------------
                        $  255,000        $     --        $200,000        $  455,000                                 $     410,800
                        ----------        --------        --------        ----------                                 -------------

Preferred securities
(fixed rate)
After 2006              $  188,872        $     --        $     --        $  188,872                 8.03%
                        ----------        --------        --------        ----------                                 -------------
                        $  188,872        $     --        $     --        $  188,872                                 $     141,466
                        ----------        --------        --------        ----------                                 -------------

Total                   $1,737,707        $920,885        $845,000        $3,503,592                                 $   3,151,203
                        ==========        ========        ========        ==========                                 =============

         See the combined Form 10-K of SPR, NPC, and SPPC for the year ended December 31, 2001, for a discussion of Commodity Price Risk.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Refer to SPR's, NPC's, and SPPC's Combined Annual Report on Form 10-K for the year ended December 31, 2001, and to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation, in this Quarterly Report on Form 10-Q, for a discussion of current legal matters. Although SPR, NPC, and SPPC are involved in ongoing litigation on a variety of other matters, in management's opinion, none individually or collectively are material to SPR's, NPC's, or SPPC's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed with this Form 10-Q:

* - Confidential Material omitted and filed separately with the Securities and Exchange Commission

NEVADA POWER COMPANY

Exhibit 4.1 Officer's Certificate establishing the terms of Nevada Power Company's General and Refunding Mortgage Bonds, Series D, due April 15, 2004.

Exhibit 4.2 Form of Nevada Power Company's General and Refunding Mortgage Bonds, Series D, due April 15, 2004.

SIERRA PACIFIC RESOURCES

Exhibit 10.1 Severance and Release Agreement, dated May 24, 2002, among Sierra Pacific Resources, its affiliates Nevada Power Company and Sierra Pacific Power Company, and Mark A. Ruelle.

Exhibit 10.2 Severance and Release Agreement, dated May 18, 2002, among Sierra Pacific Resources, its affiliates Nevada Power Company and Sierra Pacific Power Company, and Steven C. Oldham.

NEVADA POWER COMPANY

Exhibit 10.3* Master Amendment to Confirmation Agreements (Power), dated as of June 4, 2002, by and between Nevada Power Company and Duke Energy Trading and Marketing, L.L.C.

Exhibit 10.4 Amendment No. 2 to Credit Agreement, dated as of June 25, 2002, by and among Nevada Power Company, the banks listed on the signature pages thereto as Lenders, and Union Bank of California, N.A., as administrative agent for the Lenders.

SIERRA PACIFIC POWER COMPANY

Exhibit 10.5* Master Amendment to Confirmation Agreements (Power), dated as of June 4, 2002, by and between Sierra Pacific Power Company and Duke Energy Trading and Marketing, L.L.C.

Exhibit 10.6 Amendment No. 1 to Credit Agreement, dated as of June 25, 2002, by and among Sierra Pacific Power Company, the banks listed on the signature pages thereto as Lenders, and Union Bank of California, N.A., as administrative agent for the Lenders.

SIERRA PACIFIC RESOURCES, NEVADA POWER COMPANY AND SIERRA PACIFIC POWER COMPANY

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

Form 8-K dated April 3, 2002, filed by SPR, NPC and SPPC - Item 5, Other Events

         Disclosed, and included as an exhibit, SPR's press release dated April 3, 2002, announcing that NPC plans to file a petition for rehearing and/or reconsideration of the PUCN order denying recovery of a portion of NPC's deferred energy expenses.

Form 8-K dated April 4, 2002, filed by SPR, NPC and SPPC - Item 5, Other Events

         Disclosed, and included as an exhibit, SPR's press release dated April 4, 2002, announcing the decision of a bank syndicate, headed by Union Bank of California, to confirm NPC's $200 million credit facility and SPPC's $150 million credit facility.

Form 8-K dated April 4, 2002, filed by SPR, NPC and SPPC - Item 5, Other Events

         Disclosed, and included as an exhibit, NPC's and SPPC's letters sent to the counterparties to the Utilities' fuel and purchased power contracts providing an update as to the consequences of the PUCN order denying recovery of NPC's deferred energy expenses.

Form 8-K dated April 11, 2002, filed by SPR and NPC - Item 5, Other Events

         Disclosed, and included as an exhibit, the petition for judicial review filed on April 11, 2002, by NPC in District Court in Nevada seeking to reverse portions of the recent decision of the PUCN denying the recovery of $437 million of deferred energy costs incurred by NPC on behalf of its customers in 2001.

Form 8-K dated April 15, 2002, filed by SPR and NPC - Item 5, Other Events

         Disclosed, and included as an exhibit, a Petition for Reconsideration filed on April 15, 2002, by NPC with the PUCN seeking reconsideration of the recent decisions of the PUCN with respect to NPC's general rate case and NPC's application for approval of new revised depreciation rates.

Form 8-K dated April 23, 2002, filed by SPR, NPC and SPPC - Item 5, Other Events

         Disclosed, and included as an exhibit, SPR's press release dated April 23, 2002, announcing that SPR will not be paying a common stock dividend during the quarter ended June 30, 2002.

Form 8-K dated May 2, 2002, filed by SPR, NPC and SPPC - Item 5, Other Events

         Disclosed, and included as an exhibit, SPR's press release dated May 2, 2002, announcing that Enron Power Marketing Inc. will end power deliveries to SPR's two electric utilities effective May 7, 2002.

Form 8-K dated May 20, 2002, filed by SPR, NPC and SPPC - Item 5, Other Events

         Disclosed, and included as an exhibit, SPR's press release dated May 20, 2002, announcing the departure of four executives.

Form 8-K dated May 28, 2002, filed by SPR, and SPPC - Item 5, Other Events

         Disclosed that on May 28, 2002, the PUCN voted to allow SPPC to recover approximately $150 million of deferred energy costs over a three-year period beginning June 1, 2002. SPPC had originally sought to recover approximately $205 million in fuel and power purchases SPPC made on behalf of its customers in 2001. As a result of the PUCN's decision, SPPC will write-off approximately $55 million of the deferred energy balance, plus approximately $3 million in subsequent carrying charges.

         SPPC had also sought an increase in its general rates of approximately $16 million; however, the PUCN approved a decrease of approximately $14 million to SPPC's current rates, also effective June 1, 2002.

Form 8-K dated June 10, 2002, filed by SPR, NPC and SPPC - Item 5, Other Events

         Disclosed, and included as an exhibit, SPR's press release dated June 10, 2002, announcing that Duke Energy North America, a subsidiary of Duke Energy Corporation, has agreed to supply up to 1,000 megawatts of electricity per hour, as well as natural gas, to NPC and SPPC to fulfill customers' power requirements during the peak summer period.

         Duke Energy also agreed to accept a deferred payment program for a portion of the summer costs under its existing power-supply contracts with NPC.

         Concurrently, NPC and SPPC agreed to drop their Federal Energy Regulatory Commission Section 206 complaint proceedings against Duke Energy.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                  SIERRA PACIFIC RESOURCES
                                                        (Registrant)

Date:  August 14, 2002                     By:     /s/ Dennis D. Schiffel
       ---------------                        ----------------------------------
                                                     Dennis D. Schiffel
                                                    Senior Vice President
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

Date:  August 14, 2002                     By:       /s/ John E. Brown
       ---------------                        ----------------------------------
                                                       John E. Brown
                                                        Controller
                                               (Principal Accounting Officer)



                                                    NEVADA POWER COMPANY
                                                        (Registrant)

Date:  August 14, 2002                     By:       /s/ Dennis D. Schiffel
       ---------------                        ----------------------------------
                                                     Dennis D. Schiffel
                                                    Senior Vice President
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

Date:  August 14, 2002                     By:        /s/ John E. Brown
       ---------------                        ----------------------------------
                                                         John E. Brown
                                                          Controller
                                                 (Principal Accounting Officer)



                                                 SIERRA PACIFIC POWER COMPANY
                                                         (Registrant)

Date:  August 14, 2002                     By:     /s/ Dennis D. Schiffel
       ---------------                        ----------------------------------
                                                     Dennis D. Schiffel
                                                    Senior Vice President
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

Date:  August 14, 2002                     By:         /s/ John E. Brown
       ---------------                        ----------------------------------
                                                         John E. Brown
                                                           Controller
                                                 (Principal Accounting Officer)