Form 10-K/A
period 2007-12-31
SIERRA PACIFIC RESOURCES /NV/; SIERRA PACIFIC POWER CO; NEVADA POWER CO
filed 2008-02-28
CIK 741508, 90144, 71180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1 to Form 10-K)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

	Registrant, Address of	I.R.S.
Commission	Principal Executive Offices	Employer
File	and Telephone	Identification	State of
Number	Number	Number	Incorporation
1-08788	SIERRA PACIFIC RESOURCES	88-0198358	Nevada
P.O. Box 30150 (6100 Neil Road)
Reno, Nevada 89520-3150 (89511)
(775) 834-4011

2-28348	NEVADA POWER COMPANY	88-0420104	Nevada
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 367-5000

0-00508	SIERRA PACIFIC POWER COMPANY	88-0044418	Nevada
P.O. Box 10100 (6100 Neil Road)
Reno, Nevada 89520-0024 (89511)
(775) 834-4011

(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(b) of the Act:
Securities of Sierra Pacific Resources:
Common Stock, $1.00 par value	New York Stock Exchange
7.803% Senior Notes Due 2012	New York Stock Exchange

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
     Indicate by check mark if each of the registrants is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
     Sierra Pacific Resources:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Nevada Power Company:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Sierra Pacific Power Company:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends our annual report for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on February 27, 2008 (the “Form 10-K”). We are filing this Form 10-K/A to correct printer errors made in (A) “Item 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” regarding (i) the date of the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM to the Board of Directors and Shareholders of Sierra Pacific Resources, which was erroneously dated “February 26, 2008” and has been changed to “February 27, 2008” to reflect the proper date of the report, (ii) the date of the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM to the Board of Directors and Shareholder of Nevada Power Company, which was erroneously dated “February 26, 2008” and has been changed to “February 27, 2008” to reflect the proper date of the report, (iii) the date of the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM to the Board of Directors and Shareholder of Sierra Pacific Power Company, which was erroneously dated “February 26, 2008” and has been changed to “February 27, 2008” to reflect the proper date of the report, and (iv) the failure to delete the following sentence from Note 11: “The asset values are determined using quoted market prices”, which is the third sentence after the table entitled “Change in plan assets” on page 142 of the Form 10-K and is now properly deleted; (B) “Item 9A(T) — CONTROLS AND PROCEDURES” regarding the date of the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM to the Board of Directors and Shareholders of Sierra Pacific Resources, which was erroneously dated “February 26, 2008” and has been changed to “February 27, 2008” to reflect the proper date of the report; and (C) “Item 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” to correct the date of the CONSENT OF INDEPENDENT ACCOUNTING FIRM for each of Sierra Pacific Resources, Nevada Power Company and Sierra Pacific Power Company filed respectively as Exhibit 23(A), Exhibit 23(B) and Exhibit 23(C) to the Form 10-K, which were erroneously dated “February 26, 2008” and have been changed to “February 27, 2008” to reflect the proper date of the reports.
     This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and any information not affected by the amendments contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. In particular, any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference in the Form 10-K and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sierra Pacific Resources
Reno, Nevada
We have audited the accompanying consolidated balance sheets and statements of capitalization of Sierra Pacific Resources and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated income statements and statements of comprehensive income, common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a) (2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Reno, Nevada
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Nevada Power Company
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets and statements of capitalization of Nevada Power Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated income statements, statements of comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Sierra Pacific Power Company
Reno, Nevada
We have audited the accompanying consolidated balance sheets and statements of capitalization of Sierra Pacific Power Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated income statements and statements of comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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

DELOITTE & TOUCHE LLP
Reno, Nevada
February 27, 2008

SIERRA PACIFIC RESOURCES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2007	2006
ASSETS
Utility Plant at Original Cost:
Plant in service	$8,468,711	$7,954,337
Less accumulated provision for depreciation	2,526,379	2,333,357

	5,942,332	5,620,980
Construction work-in-progress	1,068,666	466,018

	7,010,998	6,086,998

Investments and other property, net (Note 4)	31,061	34,325

Current Assets:
Cash and cash equivalents	129,140	115,709
Accounts receivable less allowance for uncollectible accounts:
2007-$36,061; 2006-$39,566	434,359	415,082
Deferred energy costs — electric (Note 1)	75,948	168,260
Materials, supplies and fuel, at average cost	117,483	103,757
Risk management assets (Note 9)	22,286	27,305
Deferred income taxes (Note 10)	43,295	55,546
Deposits and prepayments for energy	1,142	15,968
Other	44,767	31,580

	868,420	933,207

Deferred Charges and Other Assets:
Deferred energy costs — electric (Note 1)	205,030	382,286
Regulatory tax asset (Note 10)	267,848	263,170
Regulatory asset for pension plans (Note 11)	133,984	223,218
Other regulatory assets (Note 1)	758,287	668,624
Risk management assets (Note 9)	12,429	7,586
Risk management regulatory assets — net (Note 9)	26,067	122,911
Unamortized debt issuance costs	65,218	67,106
Other	85,408	42,645

	1,554,271	1,777,546

TOTAL ASSETS	$9,464,750	$8,832,076

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholders’ equity	$2,996,575	$2,622,297
Long-term debt	4,137,864	4,001,542

	7,134,439	6,623,839

Current Liabilities:
Current maturities of long-term debt	110,285	8,348
Accounts payable	357,867	282,463
Accrued interest	69,485	56,426
Accrued salaries and benefits	35,020	33,146
Current income taxes payable (Note 10)	3,544	5,914
Risk management liabilities (Note 9)	39,509	123,065
Accrued taxes	8,336	6,290
Deferred energy costs-electric (Note 1)	17,573	—
Deferred energy costs — gas (Note 1)	11,369	112
Other current liabilities	65,991	60,310

	718,979	576,074

Commitments and Contingencies (Note 13)

Deferred Credits and Other Liabilities:
Deferred income taxes (Note 10)	852,630	791,428
Deferred investment tax credit	28,895	35,218
Regulatory tax liability (Note 10)	28,445	34,075
Customer advances for construction	100,125	91,895
Accrued retirement benefits	77,525	226,420
Risk Management Liabilities (Note 9)	7,369	10,746
Regulatory liabilities	304,026	301,903
Other	212,317	140,478

	1,611,332	1,632,163

TOTAL CAPITALIZATION AND LIABILITIES	$9,464,750	$8,832,076

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC RESOURCES
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

	Year ended December 31,
	2007	2006	2005
OPERATING REVENUES:
Electric	$3,395,487	$3,144,243	$2,850,694
Gas	205,430	210,068	178,270
Other	43	1,639	1,278

	3,600,960	3,355,950	3,030,242

OPERATING EXPENSES:
Operation:
Purchased power	1,036,905	1,109,440	1,315,986
Fuel for power generation	837,355	800,585	510,736
Gas purchased for resale	150,879	160,739	140,850
Deferred energy costs disallowed	14,171	—	—
Deferral of energy costs — electric - net	297,039	139,365	(37,558)
Deferral of energy costs — gas — net	10,763	6,947	(749)
Reinstatement of deferred energy (Note 3)	—	(178,825)	—
Other	379,446	367,198	363,802
Maintenance	99,035	93,172	78,730
Depreciation and amortization	235,532	228,875	214,662
Taxes:
Income taxes (Note 10)	75,155	91,571	39,185
Other than income	50,113	48,086	45,920

	3,186,393	2,867,153	2,671,564

OPERATING INCOME	414,567	488,797	358,678

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	31,809	18,226	20,322
Interest accrued on deferred energy	15,078	27,898	27,442
Early debt conversion fees	—	—	(54,000)
Carrying charge for Lenzie (Note 1)	16,080	33,440	—
Gain on sale of investment	1,369	62,927	—
Reinstated interest on deferred energy (Note 3)	11,076	—	—
Other income	24,580	37,123	41,200
Other expense	(25,076)	(23,497)	(18,645)
Income taxes (Note 10)	(12,400)	(54,034)	(3,933)

	62,516	102,083	12,386

Total Income Before Interest Charges	477,083	590,880	371,064

INTEREST CHARGES:
Long-term debt	273,985	294,488	302,668
Interest for Energy Suppliers (Note 13)	—	—	(17,221)
Other	31,770	33,719	24,171
Allowance for borrowed funds used during construction	(25,967)	(17,119)	(24,691)

	279,788	311,088	284,927

Preferred stock dividend requirements of subsidiary and premium on redemption	—	2,341	3,900

NET INCOME APPLICABLE TO COMMON STOCK	$197,295	$277,451	$82,237

Amount per share basic and diluted - (Note 15)
Net Income applicable to common stock	$0.89	$1.33	$0.44

Weighted Average Shares of Common Stock Outstanding — basic	222,180,440	208,531,134	185,548,314

Weighted Average Shares of Common Stock Outstanding — diluted	222,554,024	209,020,896	185,932,504

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC RESOURCES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year ended December 31,
	2007	2006	2005
NET INCOME APPLICABLE TO COMMON STOCK	$197,295	$277,451	$82,237

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in market value of risk management assets and liabilities as of December 31 (Net of taxes of $1,155 in 2005)	—	—	(2,146)

Minimum pension liability adjustment (net of taxes of ($1,132) and $1,569 in 2006 and 2005, respectively)	—	2,106	(4,311)
Change in SFAS 158 liability and amortization (net of taxes $1,250)	(2,323)	—	—

OTHER COMPREHENSIVE INCOME (LOSS)	(2,323)	2,106	(6,457)

COMPREHENSIVE INCOME	$194,972	$279,557	$75,780

The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC RESOURCES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

	Year ended December 31,
	2007	2006	2005
Common Stock:
Balance at Beginning of Year	$221,030	$200,792	$117,469
Stock issuance/exchange, CSIP, DRP, ESPP and other	12,709	20,238	83,323

Balance at end of year	233,739	221,030	200,792

Other Paid-In Capital:
Balance at Beginning of Year	2,483,244	2,220,896	1,818,453
Premium on issuance/exchange of common stock	190,808	260,600	405,767
Common Stock issuance costs	(298)	(857)	(6,486)
Revaluation of investment	—	—	119
Stock purchase and dividend reinvestment	504	—	—
Tax Benefit from stock option exercises	891	—	—
CSIP, DRP, ESPP and other	9,696	2,605	3,043

Balance at End of Year	2,684,845	2,483,244	2,220,896

Retained Earnings (Deficit):
Balance at Beginning of Year	(78,432)	(355,883)	(438,112)
FIN 48 Adjustment to beginning balance	487	—	—
Net Income applicable to Common Stock	197,295	277,451	82,237
Common stock dividends declared, net of adjustments	(35,491)	—	(8)

Balance at End of Year	83,859	(78,432)	(355,883)

Accumulated Other Comprehensive Income (Loss):

Balance at Beginning of Year	(3,545)	(5,651)	806
Change in market value of risk management assets and liabilities as of
December 31 (Net of taxes of $1,155 in 2005 )	—	—	(2,146)

Minimum pension liability adjustment (net of taxes of ($1,132) and $1,569 in 2006 and 2005, respectively)	—	2,106	(4,311)
Change in SFAS 158 liability and amortization (net of taxes $1,250)	(2,323)	—	—

Balance at End of Year	(5,868)	(3,545)	(5,651)

Total Common Shareholders’ Equity at End of Year	$2,996,575	$2,622,297	$2,060,154

The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC RESOURCES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income applicable to common stock	$197,295	$277,451	$82,237
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	235,532	228,875	214,662
Deferred taxes and deferred investment tax credit	79,337	136,026	41,609
AFUDC	(31,809)	(18,226)	(45,013)
Amortization of deferred energy costs - electric	246,907	166,821	188,221
Amortization of deferred energy costs — gas	701	6,234	1,446
Deferral of energy costs — electric	51,311	(54,737)	(241,103)
Deferral of energy costs — gas	10,668	436	(2,519)
Deferral of energy costs — terminated suppliers	—	8,741	218,040
Reinstatement of deferred energy	—	(178,825)	—
Carrying charge on Lenzie plant	(16,080)	(33,440)	—
Reinstated interest on deferred energy	(11,076)	—	—
Gain on sale of investment	(1,369)	(62,927)	—
Other, net	23,679	24,650	(219)
Changes in certain assets and liabilities:
Accounts receivable	(19,276)	(43,214)	(92,452)
Materials, supplies and fuel	(13,725)	(15,312)	(12,251)
Other current assets	1,639	24,050	20,663
Accounts payable	42,958	(2,739)	55,985
Payment to terminating supplier	—	(65,368)	—
Proceeds from claim on terminating supplier	—	41,365	—
Accrued retirement benefits	(75,820)	(3,393)	9,338
Other current liabilities	22,475	2,356	(162,416)
Risk Management assets and liabilities	10,088	(5,950)	(6,685)
Other assets	2,498	(10,122)	(9,950)
Other liabilities	(2,112)	6,690	(24,997)

Net Cash from by Operating Activities	753,821	429,442	234,596

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant	(1,197,326)	(986,019)	(686,394)
AFUDC	31,809	18,226	45,013
Customer advances for construction	8,230	17,348	27,358
Contributions in aid of construction	32,165	38,792	23,351
Proceeds from sale of investment	1,935	99,730	—
Investments and other property — net	2,810	8,423	10,200

Net Cash used by Investing Activities	(1,120,377)	(803,500)	(580,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash and investments	—	3,612	23,711
Proceeds from issuance of long-term debt	1,246,383	2,491,883	370,211
Retirement of long-term debt	(1,044,866)	(2,407,745)	(373,938)
Redemption of preferred stock	—	(51,366)	—
Sale of Common Stock	213,339	281,554	235,618
Proceeds from exercise of stock option	548	1,040	590
Dividends paid	(35,417)	(1,945)	(3,911)

Net Cash from Financing Activities	379,987	317,033	252,281

Net Increase (Decrease) in Cash and Cash Equivalents	13,431	(57,025)	(93,595)
Beginning Balance in Cash and Cash Equivalents	115,709	172,734	266,330

Ending Balance in Cash and Cash Equivalents	$129,140	$115,709	$172,735

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$267,082	$338,665	$330,889
Income taxes	$9,727	$4,726	$—

Noncash Activities:
Exchange of Convertible Debt for SPR Common Stock	$—	$—	$248,168
The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC RESOURCES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2007	2006
Common Shareholders’ Equity:
Common stock, $1.00 par value, authorized 350 million; issued and outstanding 2007:233,739,000 shares; issued and outstanding 2006: 221,030,000 shares issued and outstanding	$233,739	$221,030
Other paid-in capital	2,684,845	2,483,244
Retained Earnings (Deficit)	83,859	(78,432)
Accumulated other comprehensive loss	(5,868)	(3,545)

Total Common Shareholders’ Equity	2,996,575	2,622,297

Long-Term Debt:
Secured Debt
Debt Secured by General and Refunding Mortgage Indenture
Nevada Power Company
8.25% NPC Series A due 2011	350,000	350,000
6.50% NPC Series I due 2012	130,000	130,000
9.00% NPC Series G due 2013	17,244	227,500
5.875% NPC Series L due 2015	250,000	250,000
5.95% NPC Series M due 2016	210,000	210,000
6.65% NPC Series N due 2036	370,000	370,000
6.00% NPC Series O due 2018	325,000	325,000
6.75% NPC Series R due 2037	350,000	—

Subtotal	2,002,244	1,862,500

Sierra Pacific Power Company
8.00% SPPC Series A due 2008	99,243	320,000
6.25% SPPC Series H due 2012	100,000	100,000
6.00% SPPC Series M due 2016	300,000	300,000
5.00% SPPC Series 2001 due 2036	—	80,000
6.75% SPPC Series P due 2037	325,000	—

Subtotal	824,243	800,000

Variable Rate Notes
Nevada Power Company
NPC PCRB Series 2000B due 2009	15,000	15,000
NPC IDRB Series 2000A due 2020	100,000	100,000
NPC PCRB Series 2006 due 2036	39,500	39,500
NPC PCRB Series 2006A due 2032	40,000	40,000
NPC PCRB Series 2006B due 2039	13,000	13,000

Subtotal	207,500	207,500

Sierra Pacific Power Company
SPPC PCRB Series 2006 due 2029	49,750	49,750
SPPC PCRB Series 2006A due 2031	58,700	58,700
SPPC PCRB Series 2006B due 2036	75,000	75,000
SPPC PCRB Series 2006C due 2036	84,800	84,800
SPPC WFRB Series 2007A due 2036	40,000	—
SPPC WFRB Series 2007B due 2036	40,000	—

Subtotal	348,250	268,250

Unsecured Debt
Revenue Bonds
Nevada Power Company
5.30% NPC Series 1995D due 2011	14,000	14,000
5.45% NPC Series 1995D due 2023	6,300	6,300
5.50% NPC Series 1995C due 2030	44,000	44,000
5.60% NPC Series 1995A due 2030	76,750	76,750
5.90% NPC Series 1995B due 2030	85,000	85,000
5.90% NPC Series 1997A due 2032	52,285	52,285

Subtotal	278,335	278,335

The accompanying notes are an integral part of the financial statements.
(continued)

SIERRA PACIFIC RESOURCES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in Thousands)

	December 31,
	2007	2006
Other Notes
Sierra Pacific Resources
7.803% SPR Senior Notes due 2012	63,670	74,170
8.625% SPR Notes due 2014	250,039	250,039
6.75% SPR Senior Notes due 2017	210,500	225,000

Subtotal, excluding current portion	524,209	549,209

Unamortized bond premium and discount, net	(1,068)	(11,813)
Obligations under capital leases	61,424	50,479
Current maturities and sinking fund requirements	(110,285)	(8,348)
Other, excluding current portion	3,012	5,430

Total Long-Term Debt	4,137,864	4,001,542

TOTAL CAPITALIZATION	$7,134,439	$6,623,839

The accompanying notes are an integral part of the financial statements.
(Concluded)

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2007	2006
ASSETS
Utility Plant at Original Cost:
Plant in service	$5,571,492	$5,187,665
Less accumulated provision for depreciation	1,407,334	1,276,192

	4,164,158	3,911,473
Construction work-in-progress	576,127	238,518

	4,740,285	4,149,991

Investments and other property, net (Note 4)	19,544	22,176

Current Assets:
Cash and cash equivalents	37,001	36,633
Accounts receivable less allowance for uncollectible accounts:
2007-$30,392, 2006-$32,834	274,242	244,623
Deferred energy costs — electric (Note 1)	75,948	129,304
Materials, supplies and fuel, at average cost	68,671	60,754
Risk management assets (Note 9)	16,078	16,378
Deferred income taxes (Note 10)	2,383	72,294
Deposits and prepayments for energy	280	7,056
Other	28,072	19,901

	502,675	586,943

Deferred Charges and Other Assets:
Deferred energy costs — electric (Note 1)	205,030	359,589
Regulatory tax asset (Note 10)	165,257	153,471
Regulatory asset for pension plans (Note 11)	86,909	113,646
Other regulatory assets (Note 1)	524,460	440,369
Risk management assets (Note 9)	9,069	5,379
Risk management regulatory assets — net (Note 9)	17,186	83,886
Unamortized debt issuance costs	36,551	38,856
Other	70,403	33,209

	1,114,865	1,228,405

TOTAL ASSETS	$6,377,369	$5,987,515

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder’s equity	$2,376,740	$2,172,198
Long-term debt	2,528,141	2,380,139

	4,904,881	4,552,337

Current Liabilities:
Current maturities of long-term debt	8,642	5,948
Accounts payable	231,205	148,003
Accounts payable, affiliated companies	32,706	20,656
Accrued interest	41,920	37,010
Dividends declared	10,907	13,472
Accrued salaries and benefits	16,881	14,989
Current income taxes payable (Note 10)	3,544	3,981
Intercompany Income taxes payable	15,403	884
Deferred income taxes (Note 10)	—	—
Risk management liabilities (Note 9)	26,982	84,674
Accrued taxes	4,529	2,671
Deferred energy costs-electric (Note 1)	—	—
Other current liabilities	50,902	48,298

	443,621	380,586

Commitments and Contingencies (Note 13)
Deferred Credits and Other Liabilities:
Deferred income taxes (Note 10)	585,168	599,747
Deferred investment tax credit	11,169	15,213
Regulatory tax liability (Note 10)	10,038	13,451
Customer advances for construction	58,890	60,040
Accrued retirement benefits	25,693	90,474
Risk management liabilities (Note 9)	5,116	7,061
Regulatory liabilities (Note 1)	168,381	171,298
Other	164,412	97,308

	1,028,867	1,054,592

TOTAL CAPITALIZATION AND LIABILITIES	$6,377,369	$5,987,515

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)

	Year ended December 31,
	2007	2006	2005
OPERATING REVENUES:
Electric	$2,356,620	$2,124,081	$1,883,267

OPERATING EXPENSES:
Operation:
Purchased power	688,606	764,850	963,888
Fuel for power generation	594,382	552,959	277,083
Deferral of energy costs-net	233,166	92,322	(45,668)
Reinstatement of deferred energy (Note 3)	—	(178,825)	—
Other	232,610	218,120	211,039
Maintenance	67,482	61,899	52,040
Depreciation and amortization	152,139	141,585	124,098
Taxes:
Income taxes (Note 10)	61,108	91,781	46,425
Other than income	29,823	28,118	25,535

	2,059,316	1,772,809	1,654,440

OPERATING INCOME	297,304	351,272	228,827

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	15,861	11,755	18,683
Interest accrued on deferred energy	14,213	21,902	20,350
Carrying charge for Lenzie (Note 1)	16,080	33,440	—
Reinstated interest on deferred energy (Note 3)	11,076	—	—
Other income	14,423	16,992	25,626
Other expense	(11,352)	(8,480)	(8,525)
Income taxes (Note 10)	(17,244)	(25,729)	(17,570)

	43,057	49,880	38,564

Total Income Before Interest Charges	340,361	401,152	267,391

INTEREST CHARGES:
Long-term debt	164,002	171,188	159,106
Interest for Energy Suppliers (Note 13)	—	—	(14,825)
Other	23,861	17,038	13,563
Allowance for borrowed funds used during construction	(13,196)	(11,614)	(23,187)

	174,667	176,612	134,657

NET INCOME	$165,694	$224,540	$132,734

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year ended December 31,
	2007	2006	2005
NET INCOME	$165,694	$224,540	$132,734

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Change in market value of risk management assets and liabilities as of December 31 (Net of taxes of $785 in 2005)	—	—	(1,460)

Minimum pension liability adjustment (net of taxes of ($520) and $740 in 2006 and 2005, respectively)	—	965	(2,769)
Change in SFAS 158 liability and amortization (net of taxes of $487)	(904)	—	—

OTHER COMPREHENSIVE INCOME (LOSS)	(904)	965	(4,229)

COMPREHENSIVE INCOME	$164,790	$225,505	$128,505

The accompanying notes are an integral part of the financial statements

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	December 31,
	2007	2006	2005
Common Stock:
Balance at Beginning of Year and End of Year	$1	$1	$1

Other Paid-In Capital:

Balance at Beginning of Year	2,042,369	1,808,848	1,576,794
Revaluation of investment	—	—	119
Transfer of pension assets	—	33,521	—
Capital contribution from parent	65,000	200,000	231,935
Tax Benefit from stock option exercises	213	—	—

Balance at End of Year	2,107,582	2,042,369	1,808,848

Retained Earnings (Deficit):

Balance at Beginning of Year	132,201	(43,422)	(140,898)
FIN 48 Adjustment to beginning balance	207	—	—
Income for the year	165,694	224,540	132,734
Common stock dividends declared	(25,667)	(48,917)	(35,258)

Balance at End of Year	272,435	132,201	(43,422)

Accumulated Other Comprehensive Income (Loss):

Balance at Beginning of Year	(2,373)	(3,338)	891
Change in market value of risk management assets and liabilities as of December 31 (Net of taxes of $785 in 2005)	—	—	(1,460)
Minimum pension liability adjustment (net of taxes of ($520) and $740 in 2006 and 2005, respectively)	—	965	(2,769)
Change in SFAS 158 liability and amortization (net of taxes of $487)	(905)	—	—

Balance at End of Year	(3,278)	(2,373)	(3,338)

Total Common Shareholder’s Equity at End of Year	$2,376,740	$2,172,198	$1,762,089

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$165,694	$224,540	$132,734
Adjustments to reconcile net income to net cash from or (used by)
operating activities:
Depreciation and amortization	152,139	141,585	124,098
Deferred taxes and deferred investment tax credit	56,868	107,392	86,910
AFUDC	(15,861)	(11,755)	(41,870)
Amortization of deferred energy costs	203,213	120,499	131,471
Deferral of energy costs	15,779	(49,982)	(186,338)
Deferral of energy costs — terminated suppliers	—	3,896	155,119
Reinstatement of deferred energy	—	(178,825)	—
Carrying charge on Lenzie plant	(16,080)	(33,440)	—
Reinstated interest on deferred energy	(11,076)	—	—
Other, net	5,831	3,394	(7,433)
Changes in certain assets and liabilities:
Accounts receivable	(29,619)	(35,191)	(57,746)
Materials, supplies and fuel	(7,916)	(13,919)	(1,977)
Other current assets	(1,395)	5,421	14,434
Accounts payable	60,269	(2,431)	30,855
Payment to terminating supplier	—	(37,410)	—
Proceeds from claim on terminating supplier	—	26,391	—
Accrued retirement benefits	(46,067)	(11,853)	3,589
Other current liabilities	11,267	5,083	(107,575)
Risk Management assets and liabilities	3,673	(2,219)	(6,597)
Other assets	(964)	(9,902)	(9,950)
Other liabilities	18,873	8,907	(35,515)

Net Cash from Operating Activities	564,628	260,181	224,209

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant	(766,136)	(670,441)	(546,748)
AFUDC	15,861	11,755	41,870
Customer advances for construction	(1,150)	10,417	18,813
Contributions in aid of construction	19,576	21,241	8,544
Investments and other property — net	2,768	7,363	1,875

Net Cash used by Investing Activities	(729,081)	(619,665)	(475,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	724,391	1,687,726	150,000
Retirement of long-term debt	(596,339)	(1,554,521)	(238,486)
Additional investment by parent company	65,000	200,000	230,541
Dividends paid	(28,231)	(35,769)	(35,260)

Net Cash from Financing Activities	164,821	297,436	106,795

Net Increase (Decrease) in Cash and Cash Equivalents	368	(62,048)	(144,642)
Beginning Balance in Cash and Cash Equivalents	36,633	98,681	243,323

Ending Balance in Cash and Cash Equivalents	$37,001	$36,633	$98,681

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$164,704	$190,023	$173,775
Income taxes	$6,760	$4,714	$—
The accompanying notes are an integral part of the financial statements

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2007	2006
Common Shareholder’s Equity:
Common stock, $1.00 par value, 1,000 shares authorized, issued and Outstanding	$1	$1
Other paid-in capital	2,107,582	2,042,369
Retained Earnings	272,435	132,201
Accumulated other comprehensive loss	(3,278)	(2,373)

Total Common Shareholder’s Equity	2,376,740	2,172,198

Long-Term Debt:
Secured Debt
Debt Secured by General and Refunding Mortgage Indenture
8.25% Series A due 2011	350,000	350,000
6.50% Series I due 2012	130,000	130,000
9.00% Series G due 2013	17,244	227,500
5.875% Series L due 2015	250,000	250,000
5.95% Series M due 2016	210,000	210,000
6.65% Series N due 2036	370,000	370,000
6.00% Series O due 2018	325,000	325,000
6.75% Series R due 2037	350,000	—

Subtotal	2,002,244	1,862,500

Variable Rate Notes
PCRB Series 2000B due 2009	15,000	15,000
IDRB Series 2000A due 2020	100,000	100,000
PCRB Series 2006 due 2036	39,500	39,500
PCRB Series 2006A due 2032	40,000	40,000
PCRB Series 2006B due 2039	13,000	13,000

Subtotal	207,500	207,500

Unsecured Debt
Revenue Bonds
5.30% Series 1995D due 2011	14,000	14,000
5.45% Series 1995D due 2023	6,300	6,300
5.50% Series 1995C due 2030	44,000	44,000
5.60% Series 1995A due 2030	76,750	76,750
5.90% Series 1995B due 2030	85,000	85,000
5.90% Series 1997A due 2032	52,285	52,285

Subtotal	278,335	278,335

Unamortized bond premium and discount, net	(12,732)	(12,757)
Obligations under capital leases	61,424	50,479
Current maturities and sinking fund requirements	(8,642)	(5,948)
Other, excluding current portion	12	30

Total Long-Term Debt	2,528,141	2,380,139

TOTAL CAPITALIZATION	$4,904,881	$4,552,337

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2007	2006
ASSETS
Utility Plant at Original Cost:
Plant in service	$2,897,219	$2,766,672
Less accumulated provision for depreciation	1,119,045	1,057,165

	1,778,174	1,709,507
Construction work-in-progress	492,539	227,500

	2,270,713	1,937,007

Investments and other property, net (Note 4)	570	609

Current Assets:
Cash and cash equivalents	23,807	53,260
Accounts receivable less allowance for uncollectible accounts:
2007 - $5,669; 2006 - $6,732	160,014	170,106
Deferred energy costs — electric (Note 1)	—	38,956
Materials, supplies and fuel, at average cost	48,799	42,990
Risk management assets (Note 9)	6,208	10,927
Deferred income taxes (Note 10)	17,728	—
Deposits and prepayments for energy	862	8,912
Other	16,393	11,184

	273,811	336,335

Deferred Charges and Other Assets:
Deferred energy costs — electric (Note 1)	—	22,697
Regulatory tax asset (Note 10)	102,591	109,699
Regulatory asset for pension plans (Note 11)	43,778	106,666
Other regulatory assets (Note 1)	233,827	228,255
Risk management assets (Note 9)	3,360	2,207
Risk management regulatory assets — net (Note 9)	8,881	39,025
Unamortized debt issuance costs	19,976	17,981
Other	19,017	7,356

	431,430	533,886

TOTAL ASSETS	$2,976,524	$2,807,837

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder’s equity	$1,001,840	$884,737
Long-term debt	1,084,550	1,070,858

	2,086,390	1,955,595

Current Liabilities:
Current maturities of long-term debt	101,643	2,400
Accounts payable	94,722	89,743
Accounts payable, affiliated companies	19,288	11,769
Accrued interest	15,750	7,200
Dividends declared	5,333	6,736
Accrued salaries and benefits	14,830	15,209
Current income taxes payable (Note 10)	—	—
Intercompany income taxes payable	2,479	9,055
Deferred income taxes (Note 10)	—	8,881
Risk management liabilities (Note 9)	12,527	38,391
Accrued taxes	3,542	3,407
Deferred energy costs-electric (Note 1)	17,573	—
Deferred energy costs — gas (Note 1)	11,369	112
Other current liabilities	15,015	12,013

	314,071	204,916

Commitments and Contingencies (Note 13)
Deferred Credits and Other Liabilities:
Deferred income taxes (Note 10)	267,801	278,515
Deferred investment tax credit	17,726	20,005
Regulatory tax liability (Note 10)	18,407	20,624
Customer advances for construction	41,235	31,855
Accrued retirement benefits	48,025	124,254
Risk management liabilities (Note 9)	2,253	3,685
Regulatory liabilities (Note 1)	135,645	130,605
Other	44,971	37,783

	576,063	647,326

TOTAL CAPITALIZATION AND LIABILITIES	$2,976,524	$2,807,837

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)

	Year ended December 31,
	2007	2006	2005
OPERATING REVENUES:
Electric	$1,038,867	$1,020,162	$967,427
Gas	205,430	210,068	178,270

	1,244,297	1,230,230	1,145,697

OPERATING EXPENSES:
Operation:
Purchased power	348,299	344,590	352,098
Fuel for power generation	242,973	247,626	233,653
Gas purchased for resale	150,879	160,739	140,850
Deferred energy costs disallowed (Note 3)	14,171	—	—
Deferral of energy costs — electric — net	63,873	47,043	8,110
Deferral of energy costs — gas — net	10,763	6,947	(749)
Other	142,348	141,350	131,901
Maintenance	31,553	31,273	26,690
Depreciation and amortization	83,393	87,279	90,569
Taxes:
Income taxes (Note 10)	29,991	23,570	26,038
Other than income	20,097	19,796	20,233

	1,138,340	1,110,213	1,029,393

OPERATING INCOME	105,957	120,017	116,304

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	15,948	6,471	1,639
Interest accrued on deferred energy	865	5,996	7,092
Other income	8,091	9,412	5,940
Other expense	(8,441)	(8,422)	(7,493)
Income taxes (Note 10)	3,982	(4,259)	(2,341)

	20,445	9,198	4,837

Total Income Before Interest Charges	126,402	129,215	121,141

INTEREST CHARGES:
Long-term debt	67,502	71,869	69,240
Interest for Energy Suppliers (Note 13)	—	—	(2,396)
Other	6,004	5,142	3,727
Allowance for borrowed funds used during construction	(12,771)	(5,505)	(1,504)

	60,735	71,506	69,067

NET INCOME	65,667	57,709	52,074

Preferred stock dividend and premium on redemption	—	2,341	3,900

EARNINGS APPLICABLE TO COMMON STOCK	$65,667	$55,368	$48,174

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year ended December 31,
	2007	2006	2005
NET INCOME	$65,667	$57,709	$52,074

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in market value of risk management assets and liabilities as of December 31 (net of taxes of $370 in 2005)	—	—	(686)

Minimum pension liability adjustment (net of taxes of ($462) and $632 in 2006 and 2005, respectively)	—	861	(1,173)
Change in SFAS 158 liability and amortization (net of taxes of $620)	(1,153)	—	—

OTHER COMPREHENSIVE INCOME (LOSS)	(1,153)	861	(1,859)

COMPREHENSIVE INCOME	$64,514	$58,570	$50,215

The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC POWER COMPANY CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY (Dollars in Thousands)

	December 31,
	2007	2006	2005
Common Stock:
Balance at Beginning of Year and End of Year	$4	$4	$4

Other Paid-In Capital:

Balance at Beginning of Year	935,453	810,103	810,103
Transfer of Goodwill (Note 18)	—	18,888	—
Transfer of pension assets	—	31,462	—
Capital contribution from parent	65,000	75,000	—
Tax Benefit from stock option exercises	142	—	—

Balance at End of Year	1,000,595	935,453	810,103

Retained Earnings (Deficit):

Balance at Beginning of Year	(49,789)	(80,538)	(104,779)
FIN 48 Adjustment to beginning balance	280	—	—
Income before preferred dividends	65,667	57,709	52,074
Preferred stock redemption	—	(1,366)	—
Preferred stock dividends declared	—	(975)	(3,900)
Common stock dividends declared	(12,833)	(24,619)	(23,933)

Balance at End of Year	3,325	(49,789)	(80,538)

Accumulated Other Comprehensive Income (Loss):

Balance at Beginning of Year	(931)	(1,792)	67
Change in market value of risk management assets and liabilities as of December 31 (Net of taxes of $370 in 2005)	—	—	(686)
Minimum pension liability adjustment (net of taxes of ($462) and $632 in 2006 and 2005, respectively)	—	861	(1,173)
Change in SFAS 158 liability and amortization (net of taxes of $620)	(1,153)	—	—

Balance at End of Year	(2,084)	(931)	(1,792)

Total Common Shareholder’s Equity at End of Year	$1,001,840	$884,737	$727,777

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$65,667	$57,709	$52,074
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	83,393	87,279	90,569
Deferred taxes and deferred investment tax credit	(36,713)	(39,361)	209
AFUDC	(15,948)	(6,471)	(3,143)
Amortization of deferred energy costs — electric	43,694	46,322	56,750
Amortization of deferred energy costs — gas	701	6,234	1,446
Deferral of energy costs — electric	35,532	(4,755)	(54,765)
Deferral of energy costs — gas	10,668	436	(2,519)
Deferral of energy costs — terminated suppliers	—	4,845	62,921
Other, net	14,577	16,935	318
Changes in certain assets and liabilities:
Accounts receivable	10,092	36,171	(11,631)
Materials, supplies and fuel	(5,809)	(1,382)	(10,272)
Other current assets	2,839	18,204	3,106
Accounts payable	15,010	19,670	11,573
Payment to terminating supplier	—	(27,958)	—
Proceeds from claim on terminating supplier	—	14,974	—
Accrued retirement benefits	(25,248)	8,781	(51)
Other current liabilities	11,196	(925)	(48,603)
Risk Management assets and liabilities	6,415	(3,731)	(88)
Other assets	3,462	(220)	—
Other liabilities	(5,349)	(2,320)	12,237

Net Cash from by Operating Activities	214,179	230,437	160,131

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant	(431,190)	(315,578)	(139,646)
AFUDC	15,948	6,471	3,143
Customer advances for construction	9,380	6,931	8,545
Contributions in aid of construction	12,590	17,551	14,807
Investments and other property — net	39	233	157

Net Cash used by Investing Activities	(393,233)	(284,392)	(112,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash and investments	—	3,612	2,034
Proceeds from issuance of long-term debt	521,992	804,157	—
Retirement of long-term debt	(423,155)	(742,514)	(2,504)
Redemption of preferred stock	—	(51,366)	—
Investment by parent company	65,000	75,000	—
Dividends paid	(14,236)	(19,827)	(27,833)

Net Cash from Financing Activities	149,601	69,062	(28,303)

Net Increase (Decrease) in Cash and Cash Equivalents	(29,453)	15,107	18,834
Beginning Balance in Cash and Cash Equivalents	53,260	38,153	19,319

Ending Balance in Cash and Cash Equivalents	$23,807	$53,260	$38,153

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$59,496	$83,327	$71,496
Income taxes	$64	$12	$—

Noncash Activities:
Transfer of Regulatory Asset (Note 3)	$—	$18,888	$—
The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2007	2006
Common Shareholder’s Equity:
Common stock, $3.75 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding	$4	$4
Other paid-in capital	1,000,595	935,453
Retained Earnings (Deficit)	3,325	(49,789)
Accumulated other comprehensive loss	(2,084)	(931)

Total Common Shareholder’s Equity	1,001,840	884,737

Long-Term Debt:
Secured Debt
Debt Secured by General and Refunding Mortgage Indenture
8.00% Series A due 2008	99,243	320,000
6.25% Series H due 2012	100,000	100,000
6.00% Series M due 2016	300,000	300,000
5.00% Series 2001 due 2036	—	80,000
6.75% Series P due 2037	325,000	—

Subtotal	824,243	800,000

Variable Rate Notes
PCRB Series 2006 due 2029	49,750	49,750
PCRB Series 2006A due 2031	58,700	58,700
PCRB Series 2006B due 2036	75,000	75,000
PCRB Series 2006C due 2036	84,800	84,800
WFRB Series 2007A due 2036	40,000	—
WFRB Series 2007B due 2036	40,000	—

Subtotal	348,250	268,250

Unsecured Debt
Unamortized bond premium and discount, net	10,700	(392)
Current maturities and sinking fund requirements	(101,643)	(2,400)
Other, excluding current portion	3,000	5,400

Total Long-Term Debt	1,084,550	1,070,858

TOTAL CAPITALIZATION	$2,086,390	$1,955,595

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
SIERRA PACIFIC RESOURCES
OTHER REGULATORY ASSETS AND LIABILITIES
(Dollars in Thousands)

	As of December 31, 2007
		Receiving
		Regulatory
		Treatment				As of
	Remaining		Not	Pending		December
	Amortization	Earning a	Earning	Regulatory	2007	31, 2006
DESCRIPTION	Period	Return(1)	a Return	Treatment	Total	Total
Regulatory Assets
Lost on reacquired debt	Term of related debt	$100,271	$—	$—	$100,271	$87,154
Lenzie	2042	—	38,619	41,665	80,284	52,456
Mohave Plant and deferred costs	2015	25,440	(3,287)	(3,929)	18,224	17,835
Clark units 1-3	Various thru 2011	9,095	—	7,050	16,145	16,735
Piñon Pine	Various thru 2029	33,665	5,556	1,408	40,629	42,001
Plant assets	Various thru 2031	2,694	—	320	3,014	2,876
Asset retirement obligations		—	—	36,498	36,498	16,112
Nevada divestiture costs	2012	19,469	—	—	19,469	23,983
Merger transition/transaction costs	2016	—	25,006	—	25,006	28,916
Merger severance/relocation	2016	—	13,761	—	13,762	15,884
Merger goodwill	2046	—	285,365	—	285,365	293,199
California restructure costs	Thru 2009	490	550	—	1,040	1,859
Conservation programs	Thru 2012	36,694	—	42,349	79,043	53,275
Legal costs		—	—	7,138	7,138	8,376
Peabody coal costs		—	—	17,406	17,406	—
Legal fees — Western Energy Crisis	2010	5,259	—	—	5,259	—
Other costs	Thru 2017	1,068	4,719	3,948	9,735	7,963

Subtotal		$234,145	$370,289	$153,853	$758,287	$668,624

Regulatory asset for pension plan		—	133,984	—	133,984	223,218

Total regulatory assets		$234,145	$504,273	$153,853	$892,271	$891,842

Regulatory Liabilities
Cost of removal	Various	$291,274	$—	$—	$291,274	$283,641
Gain on property sales	Various thru 2008	1,829	—	—	1,829	4,531
SO2 allowances	Various thru 2013	746	—	—	746	745
Plant liability	2008	259	—	—	259	1,038
Impact charge	2008	711	—	—	711	2,722
Depreciation customer advances		—	—	8,745	8,745	8,775
Domestic production tax deduction		—	—	380	380	—
Other	2008	—	82	—	82	451

Total regulatory liabilities		$294,819	$82	$9,125	$304,026	$301,903

NEVADA POWER COMPANY
OTHER REGULATORY ASSETS AND LIABILITIES
(Dollars in Thousands)

	As of December 31, 2007
		Receiving
		Regulatory
		Treatment				As of
	Remaining		Not	Pending		December
	Amortization	Earning a	Earning	Regulatory	2007	31, 2006
DESCRIPTION	Period	Return(1)	a Return	Treatment	Total	Total
Regulatory Assets
Lost on reacquired debt	Term of related debt	$67,414	$—	$—	$67,414	$60,026
Lenzie	2042	—	38,619	41,665	80,284	52,456
Mohave	2015	25,440	(3,287)	(3,929)	18,224	17,835
Clark units 1-3	2011	9,095	—	7,050	16,145	16,735
Asset retirement obligations		—	—	32,059	32,059	11,081
Nevada divestiture costs	2012	11,872	—	—	11,872	14,665
Merger transition/transaction costs	2014	—	17,446	—	17,446	20,237
Merger severance/relocation	2014	—	6,376	—	6,376	7,397
Merger goodwill	2044	—	179,436	—	179,436	184,386
Conservation programs	2013	33,367	—	29,813	63,180	42,636
Legal costs		—	—	7,138	7,138	8,376
Peabody coal costs		—	—	17,406	17,406	—
Legal fees — Western Energy Crisis	2010	2,801	—	—	2,801	—
Other costs	2009	551	4,128	—	4,679	4,539

Subtotal		$150,540	$242,718	$131,202	$524,460	$440,369

Regulatory asset for pension plan		—	86,909	—	86,909	113,646

Total regulatory assets		$150,540	$329,627	$131,202	$611,369	$554,015

Regulatory Liabilities
Cost of removal	Various	$161,690	$—	$—	$161,690	$162,196
Gain on property sales	2008	1,829	—	—	1,829	4,531
SO2 allowances	Various thru 2013	746	—	—	746	745
Depreciation customer advances		—	—	3,736	3,736	3,701
Domestic production tax deduction		—	—	380	380	—
Other		—	—	—	—	125

Total regulatory liabilities		$164,265	$—	$4,116	$168,381	$171,298

SIERRA PACIFIC POWER COMPANY
OTHER REGULATORY ASSETS AND LIABILITIES
(Dollars in Thousands)

	As of December 31, 2007
		Receiving
		Regulatory
		Treatment				As of
	Remaining		Not	Pending		December
	Amortization	Earning a	Earning	Regulatory	2007	31, 2006
DESCRIPTION	Period	Return(1)	a Return	Treatment	Total	Total
Regulatory Assets
Loss on reacquired debt	Term of related debt	$32,857	$—	$—	$32,857	$27,128
Piñon Pine	Various thru 2029	33,665	5,556	1,408	40,629	42,001
Plant assets	Various thru 2031	2,694	—	320	3,014	2,876
Asset retirement obligations		—	—	4,439	4,439	5,031
Nevada divestiture costs	2012	7,957	—	—	7,597	9,318
Merger transition/transaction costs	2016	—	7,560	—	7,560	8,679
Merger severance/relocation	2016	—	7,385	—	7,385	8,487
Merger goodwill	2046	—	105,929	—	105,929	108,813
California restructure costs	Thru 2009	490	550	—	1,040	1,859
Conservation programs	Thru 2012	3,327	—	12,536	15,863	10,639
Legal fees — Western Energy Crisis		2,458	—	—	2,458	—
Other costs	Various thru 2017	517	591	3,948	5,056	3,424

Subtotal		$83,605	$127,571	$22,651	$233,827	$228,255

Regulatory asset for pension plan		—	43,778	—	43,778	106,666

Total regulatory assets		$83,605	$171,349	$22,651	$277,605	$334,921

Regulatory Liabilities
Cost of removal	Various	$129,584	$—	$—	$129,584	$121,445
Plant liability	2008	259	—	—	259	1,038
Impact charge	2008	711	—	—	711	2,722
Depreciation customer advances		—	—	5,009	5,009	5,074
Other	2008	—	82	—	82	326

Total regulatory liabilities		$130,554	$82	$5,009	$135,645	$130,605

(1)	Earning a Return includes either a carrying charge on the asset/liability balance, or a return as a component of weighted cost of capital.

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
     The following deferred energy costs were included in the consolidated balance sheets as of the dates shown (dollars in thousands):

		December 31, 2007
		NPC	SPPC	SPPC	SPR
Description		Electric	Electric	Gas	Total
Unamortized balances approved for collection in current rates
Reinstatement of Deferred Energy	(effective 6/07, 10 years)(1)	$179,409	$—	$—	$179,409
Electric — NPC Period 5	(effective 8/06, 2 years)	53,876	—	—	53,876
Electric — SPPC Period 5	(effective 7/06, 2 years)	—	5,733	—	5,733
Electric — NPC Period 6	(effective 6/07, 14 months)	26,048	—	—	26,048
Electric — SPPC Period 6	(effective 7/07, 1 year)	—	7,524	—	7,524
Natural Gas — Period 6	(effective 12/06, 1 year)	—	—	161	161
Natural Gas — Period 7	(effective 12/07, 1 year)	—	—	(1,369)	(1,369)
Western Energy Crisis Rate Case-NPC(2)	(effective 6/07, 3 years)	65,344	—	—	65,344
Balances pending PUCN approval (3)		(43,699)	(34,198)	(10,161)	(88,058)
Cumulative CPUC Balance		—	3,368	—	3,368

Total		$280,978	$(17,573)	$(11,369)	$252,036

Current Assets
Deferred energy costs — electric		$75,948	$—	$—	$75,948
Deferred Assets
Deferred energy costs — electric		205,030	—	—	205,030
Current Liabilities
Deferred energy costs — electric		—	(17,573)	—	(17,573)
Deferred energy costs — gas		—	—	(11,369)	(11,369)

Total		$280,978	$(17,573)	$(11,369)	$252,036

		December 31, 2006
		NPC	SPPC	SPPC		SPR
		Electric	Electric	Gas		Total
Unamortized balances approved for collection in current rate
Electric — NPC Period 1	(Reinstatement of deferred energy)(1)	$178,825	$—	$—		$178,825
Electric — NPC Period 3	(effective 4/05, 2 years)	(4,067)	—	—		(4,067)
Electric — SPPC Period 3	(effective 6/05, 27 month)	—	6,034	—		6,034
Electric — NPC Period 4	(effective 4/05, 2 years)	6,347	—	—		6,347
Electric — NPC Period 5	(effective 8/06, 2 years)	153,720	—	—		153,720
Electric — SPPC Period 5	(effective 7/06, 2 years)	—	27,657	—		27,657
Nat. Gas — Per 6, LPG — Per 5	(effective 12/06, 1 year)	—	—	902		902
Balances pending PUCN approval		72,280	16,220	—		88,500
Cumulative CPUC Balance		—	9,956	—		9,956
Balances accrued since end of periods submitted for PUCN approval		1,693	(14,479)	(1,014)		(13,800)
Claims for terminated supply contracts (2)		80,095	16,265	—		96,360

Total		$488,893	$61,653	$(112	)(3)	$550,434

Current Assets
Deferred energy costs — electric		$129,304	$38,956	$—		$168,260
Deferred Assets
Deferred energy costs — electric		359,589	22,697	—		382,286
Current Liabilities
Deferred energy costs — gas		—	—	(112)		(112)

Total		$488,893	$61,653	(112)		$550,434

(1)	Reinstatement of Deferred Energy is discussed in Note 3, Regulatory Actions.

(2)	NPC’s Western Energy Crisis Rate Case is discussed in Note 3, Regulatory Actions

(3)	Credit balances represent potential refunds to the Utilities’ customers.
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
     The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligation for the years presented below (dollars in thousands):

	SPR		NPC		SPPC
	2007	2006	2007	2006	2007	2006
Balance at January 1	$18,194	$17,082	$12,895	$12,097	$5,299	$4,985
Liabilities incurred in current period	32,867	—	32,867	—	—	—
Liabilities settled in current period	—	—	—	—	—	—
Accretion expense	1,879	1,112	1,488	798	391	314
Revision in estimated cash flows	522	—	(980)	—	1,502	—

Balance at December 31	$53,462	$18,194	$46,270	$12,895	$7,192	$5,299

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
     Operational information of the different business segments is set forth below based on the nature of products and services offered. SPR evaluates performance based on several factors, of which, the primary financial measure is business segment gross margin. Gross margin, which the Utilities calculate as operating revenues less fuel, purchased power, and deferred energy costs, provides a measure of income available to support the other operating expenses of the Utilities. Operating expenses are provided by segment in order to reconcile to operating income as reported in the consolidated financial statements. NPC’s operating income for the year ended December 31, 2006 includes the reinstatement of deferred energy costs of $178.8 and SPPC’s operating income for the year ended December 31, 2007 includes deferred energy costs disallowed of $14.2 million, which are not reflected in their respective gross margin (dollars in thousands).

				SPPC
	NPC	SPPC	SPPC	Reconciling	SPPC	SPR	SPR
December 31, 2007	Electric	Electric	Gas	Eliminations(1)	Total	Other	Consolidated
Operating Revenues	$2,356,620	$1,038,867	$205,430		$1,244,297	$43	$3,600,960
Energy Costs:
Purchase Power	$688,606	$348,299	$—		$348,299		$1,036,905
Fuel for power generation	$594,382	$242,973	$—		$242,973		$837,355
Gas purchased for resale	$—	$—	$150,879		$150,879		$150,879
Deferred energy costs — net	$233,166	$63,873	$10,763		$74,636		$307,802

	$1,516,154	$655,145	$161,642		$816,787	$—	$2,332,941

Gross Margin	$840,466	$383,722	$43,788		$427,510	$43	$1,268,019

Deferred energy costs disallowed	$—				$14,171	$—	$14,171
Other	$232,610				$142,348	$4,488	$379,446
Maintenance	$67,482				$31,553	$—	$99,035
Depreciation and amortization	$152,139				$83,393	$—	$235,532
Taxes:
Income taxes	$61,108				$29,991	$(15,944)	$75,155
Other than income	$29,823				$20,097	$193	$50,113

Operating Income	$297,304				$105,957	$11,306	$414,567

Assets	$6,377,369	$2,665,943	$273,220	$37,361	$2,976,524	$110,857	$9,464,750

Capital expenditures	$766,136	$389,427	$41,763		$431,190		$1,197,326

				SPPC
	NPC	SPPC	SPPC	Reconciling	SPPC	SPR	SPR
December 31, 2006	Electric	Electric	Gas	Eliminations(1)	Total	Other	Consolidated
Operating Revenues	$2,124,081	$1,020,162	$210,068		$1,230,230	$1,639	$3,355,950
Energy Costs:
Purchase Power	$764,850	$344,590			$344,590		$1,109,440
Fuel for power generation	$552,959	$247,626			$247,626		$800,585
Gas purchased for resale	$—	$—	$160,739		$160,739		$160,739
Deferred energy costs — net	$92,322	$47,043	$6,947		$53,990		$146,312

	$1,410,131	$639,259	$167,686		$806,945	$—	$2,217,076

Gross Margin	$713,950	$380,903	$42,382		$423,285	$1,639	$1,138,874

Reinstatement of deferred energy costs	$(178,825)				$—	$—	$(178,825)
Other	$218,120				$141,350	$7,728	$367,198
Maintenance	$61,899				$31,273	$—	$93,172
Depreciation and amortization	$141,585				$87,279	$11	$228,875
Taxes:
Income taxes	$91,781				$23,570	$(23,780)	$91,571
Other than income	$28,118				$19,796	$172	$48,086

Operating Income	$351,272				$120,017	$17,508	$488,797

Assets	$5,987,515	$2,476,483	$275,294	$56,060	$2,807,837	$36,724	$8,832,076

Capital expenditures	$670,441	$282,641	$32,937		$315,578		$986,019

				SPPC
	NPC	SPPC	SPPC	Reconciling	SPPC	SPR	SPR
December 31, 2005	Electric	Electric	Gas	Eliminations(1)	Total	Other	Consolidated
Operating Revenues	$1,883,267	$967,427	$178,270		$1,145,697	$1,278	$3,030,242
Energy Costs:
Purchase Power	$963,888	$352,098			$352,098		$1,315,986
Fuel for power generation	$277,083	$233,653			$233,653		$510,736
Gas purchased for resale	$—	$—	$140,850		$140,850		$140,850
Deferred energy costs — net	$(45,668)	$8,110	$(749)		$7,361		$(38,307)

	$1,195,303	$593,861	$140,101		$733,962	$—	$1,929,265

Gross Margin	$687,964	$373,566	$38,169		$411,735	$1,278	$1,100,977

Other	$211,039				$131,901	$20,862	$363,802
Maintenance	$52,040				$26,690	$—	$78,730
Depreciation and amortization	$124,098				$90,569	$(5)	$214,662
Taxes:
Income taxes	$46,425				$26,038	$(33,278)	$39,185
Other than income	$25,535				$20,233	$152	$45,920

Operating Income	$228,827				$116,304	$13,547	$358,678

Assets	$5,173,921	$2,218,938	$—	$81,656	$2,546,301	$150,324	$7,870,546

Capital expenditures	$546,748	$121,767	$—		$139,646		$686,394
								~ ~~~~~~~~~

(1)	The reconciliation of segment assets at December 31, 2007, 2006, and 2005 to the consolidated total includes the following unallocated amounts:

	2007	2006	2005
Cash	$23,807	$53,260	$53,024
Other regulatory assets	—	—	19,265
Deferred charges-other	13,554	2,800	9,367

	$37,361	$56,060	$81,656

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
NOTE 4. INVESTMENTS IN SUBSIDIARIES AND OTHER PROPERTY
     Investments in subsidiaries and other property consisted of (dollars in thousands):
     Sierra Pacific Resources

	December 31,
	2007	2006
Investment in Tuscarora Gas
Transmission Company (1)	$—	$590
Cash Value-Life Insurance	2,401	12,891
Non-utility property of NEICO	5,136	5,101
Non-utility property of SPCOM	10,000	10,000
Property not designated for Utility use	12,577	4,793
Other non-utility Property	947	950

	$31,061	$34,325

(1)	Tuscarora Gas Pipeline Company (TGPC), which is wholly owned by SPR, sold its interest in Tuscarora Gas Transmission Company during December 2006 for approximately $100 million. The gain on the sale of the investment was approximately $40.9 million after taxes. The remaining 1% interest in Tuscarora Gas Transmission Company was sold during December 2007 for approximately $1.9 million. The gain on the sale of the remaining investment was approximately $890 thousand after taxes.
     Nevada Power

	December 31,
	2007	2006
Cash Value-Life Insurance	$2,401	$12,891
Non-utility property of NEICO	5,136	5,101
Property not designated for Utility use	12,007	4,184

	$19,544	$22,176

     Sierra Pacific Power

	December 31,
	2007	2006
Property not designated for Utility use	$570	$609

NOTE 5. JOINTLY OWNED FACILITIES
     At December 31, 2007, NPC and SPPC owned the following undivided interests in jointly owned electric utility facilities:

					Construction
	%	Plant	Accumulated	Net Plant	Work in
	Owned	in Service	Depreciation	in Service	Progress
NPC
Navajo Facility	11.3	$245,437	$134,731	$110,706	$953
Reid Gardner No. 4	32.2	130,653	98,371	32,282	27,496
Silverhawk	75.0	235,716	38,372	197,344	23

		$611,806	$271,474	$340,332	$28,472

SPPC
Valmy Facility	50.0	$306,540	$184,491	$122,049	$8,210
     The amounts for Navajo include NPC’s share of transmission systems, general plant equipment and NPC’s share of the jointly owned railroad which delivers coal to the plant. Each participant provides its own financing for all these jointly owned facilities. NPC’s share of the operating expenses for these facilities is included in the corresponding operating expenses in its Consolidated Statement of Operations.
     Reid Gardner Unit No. 4 is owned by the California Department of Water Resources (67.8%) and NPC (32.2%). NPC is the operating agent. Contractually, NPC is entitled to receive 25 MW of base load capacity and 227 MW of peaking capacity. Operationally, Unit No. 4 subject to heat input limitations is rated at 252 MW, NPC is entitled to use 100% of the unit’s peaking capacity for 1,500 hours each year and is entitled to 9.6% of the first 250 MW of capacity and associated energy. NPC’s share of the operating expenses for this facility is included in the corresponding operating expenses in its Consolidated Statement of Operations.

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
NOTE 6. LONG-TERM DEBT
     As of December 31, 2007, NPC’s, SPPC’s and SPR’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the next five years and thereafter are shown below (dollars in thousands):

			SPR
			Holding
			Co. and
			Other	SPR
	NPC	SPPC	Subs.	Consolidated
2008	$7,170	$101,643	$—	$108,813
2009	22,218	600	—	22,818
2010	8,004	—	—	8,004
2011	369,924	—	—	369,924
2012	136,449	100,000	63,670	300,119

	543,765	202,243	63,670	809,678
Thereafter	2,005,750	973,250	460,539	3,439,539

	2,549,515	1,175,493	524,209	4,249,217
Unamortized Premium (Discount) Amount	(12,732)	10,700	964	(1,068)

Total	$2,536,783	$1,186,193	$525,173	$4,248,149

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
6.75% Senior Notes
     In August 2005, SPR conducted a private placement of $225 million 6.75% Senior Notes due 2017. The proceeds were used to repurchase approximately $141 million 7.93% Senior Notes associated with the Old PIES, pay approximately $54 million in premiums associated with the conversion of the 7.25% Notes and fund the associated fees and expenses; and to provide additional liquidity to SPR. (See Debt Repurchase above).

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
     The balance of the net proceeds were used in May 2004 to legally extinguish the approximately $126 million of remaining principal amount of SPR’s 8.75% Notes due 2005 which were not tendered, and to pay associated interest and fees and expenses associated with the tender offer and the Notes offering. The total cost to extinguish the debt was approximately $23.7 million consisting of tender fees, interest costs and unamortized debt issuance costs.
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
          SPR, SPPC and NPC apply SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 138, SFAS No. 149 and SFAS No. 155. As amended, SFAS 133 establishes accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value, and recognize changes in the fair value of the derivative instruments in earnings in the period of change, unless the derivative meets certain defined conditions and qualifies as an effective hedge. SFAS 133 also provides a scope exception for contracts that meet the normal purchase and sales criteria specified in the standard. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchase and normal sales are accounted for under deferred energy accounting and not recorded on the Consolidated Balance Sheets at fair value. A majority of the contracts entered into by the Utilities meet the criteria specified for this exception.
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

	December 31, 2007			December 31, 2006
	Fair Value			Fair Value
	SPR	NPC	SPPC	SPR	NPC	SPPC
Risk management assets — current	$22.3	$16.1	$6.2	$27.3	$16.4	$10.9
Risk management assets - non-current	12.5	9.1	3.4	7.6	5.4	2.2

Total risk management assets	34.8	25.2	9.6	34.9	21.8	13.1

Risk management liabilities- current	39.5	27.0	12.5	123.1	84.7	38.4
Risk management liabilities - non-current	7.4	5.1	2.3	10.8	7.1	3.7

Total risk management liabilities	46.9	32.1	14.8	133.9	91.8	42.1

Less prepaid electric and gas options	13.9	10.2	3.7	23.9	13.9	10.1

Total Risk Management Regulatory (Asset)/Liability - net(1)	$(26.0)	$(17.1)	$(8.9)	$(122.9)	$(83.9)	$(39.1)

[1]	When amount is negative (loss) it represents a Risk Management Regulatory Asset, when positive (gain) it represents a Risk Management Regulatory Liability.
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

NOTE 10.	INCOME TAXES (BENEFITS)
     Sierra Pacific Resources
          The following reflects the composition of taxes on income from continuing operations (dollars in thousands):

	2007	2006	2005
Provision (benefit) for income taxes
Current
Federal	$10,503	$5,914	$3,159
State	70	—	—

Total current	10,573	5,914	3,159

Deferred
Federal	85,165	144,919	43,833
State	366	494	1,688

Total deferred	85,531	145,413	45,521

Amortization of excess deferred taxes	(2,226)	(2,315)	(2,123)

Amortization of investment tax credits	(6,323)	(3,407)	(3,439)

Total provision for income taxes	$87,555	$145,605	$43,118

Income statement classification of provision (benefit) for income taxes
Operating income	$75,155	$91,571	$39,185
Other income	12,400	54,034	3,933

Total	$87,555	$145,605	$43,118

          The total income tax provision differs from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (dollars in thousands):

	2007	2006	2005
Net Income applicable to common stock	$197,295	$277,451	$82,237
Preferred stock dividend requirement	—	2,341	3,900

Subtotal	197,295	279,792	86,137

Total income tax expense (benefit)	87,555	145,605	43,118

Pretax income	284,850	425,397	129,255
Statutory tax rate	35%	35%	35%

Federal income tax expense at statutory rate	99,698	148,889	45,239
Depreciation related to difference in costs basis for tax purposes	2,970	4,709	4,559
Allowance for funds used during construction — equity	(11,133)	(6,379)	(7,113)
Investment tax credit amortization	(6,322)	(3,407)	(3,439)
Goodwill	2,742	2,600	2,230
Research and development credit	(1,130)	(3,764)	—
Other — net	730	2,957	1,642

Provision for income taxes before effect of income tax settlements	$87,555	$145,605	$43,118

Effective tax rate	30.7%	34.2%	33.3%

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
          The following table summarizes as of December 31, 2007 the tax NOL and tax credit carryovers and associated carryover periods, and valuation allowance for amounts which SPR has determined that realization is uncertain (dollars in thousands):

	Deferred		Net
	Tax	Valuation	Deferred	Expiration
	Asset	Allowance	Tax Asset	Period
Federal NOL	$20,992	$—	$20,992	2020-2023
State NOLs	127	—	127	2008-2013

Research and development credit	5,465		5,465	2021-2025
Alternative minimum tax credit	25,241	—	25,241	indefinite
Arizona coal credits	1,100	588	512	2008-2012

Total	$52,925	$588	$52,337

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
          SPR and the Utilities adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. As a result of the implementation of FIN 48, SPR and the Utilities recognized approximately a $27.8 million increase in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at January 1, 2007	$27,766
Additions based on tax positions related to the current year	9,487
Additions for tax positions of prior years	5,052
Reductions for tax positions of prior years	(17,289)
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$25,016

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

Nevada Power Company
          The following reflects the composition of taxes on income (dollars in thousands):

	2007	2006	2005
Provision (benefit) for income taxes
Current
Federal	$25,351	$4,865	$3,159
State	—	—	—

Total current	25,351	4,865	3,159

Deferred
Federal	58,344	114,741	63,873
State	(63)	268	(449)

Total deferred, net	58,281	115,009	63,424

Amortization of excess deferred taxes	(1,236)	(745)	(778)

Amortization of investment tax credits	(4,044)	(1,619)	(1,810)

Total provision for income taxes	$78,352	$117,510	$63,995

Income statement classification of provision for income taxes
Operating income	$61,108	$91,781	$46,425
Other income	17,244	25,729	17,570

Total	$78,352	$117,510	$63,995

          The total income tax provision differs from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (dollars in thousands):

	2007	2006	2005
Net income	$165,694	$224,540	$132,734
Total income tax expense	78,352	117,510	63,995

Pretax income	244,046	342,050	196,729
Statutory tax rate	35%	35%	35%

Federal income tax expense at statutory rate	85,416	119,718	68,855
Depreciation related to difference in cost basis for tax purposes	1,291	2,192	1,880
Allowance for funds used during construction — equity	(5,551)	(4,114)	(6,539)
Investment tax credit amortization	(4,044)	(1,619)	(1,810)
Goodwill	1,732	1,646	1,386
Research and development credit	(527)	(1,666)	—
Other — net	35	1,353	223

Provision for income taxes before effect of income tax settlements	$78,352	$117,510	$63,995

Effective tax rate	32.1%	34.4%	32.5%

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

          The net deferred income tax liability consists of deferred income tax liabilities less related deferred income tax assets, as shown (dollars in thousands):

	2007	2006
Deferred income tax assets
Net operating loss and credit carryovers	$26,341	$137,344
Employee benefit plans	13,940	29,997
Customer advances	20,611	21,014
Gross-ups received on contributions in aid of construction and customer advances	21,334	21,844
Deferred revenues	1,948	1,586
Reserves	10,633	(4)
Other — net	12,928	14,207

Subtotal	107,735	225,988

Deferred income tax assets associated with regulatory matters
Excess deferred income taxes	4,024	5,259
Unamortized investment tax credit	6,014	8,192

Subtotal	10,038	13,451

Total deferred income tax assets before valuation allowance	117,773	239,439
Valuation allowance	(588)	(732)

Total deferred income tax assets after valuation allowance	$117,185	$238,707

Deferred income tax liabilities
Excess of tax depreciation over book depreciation	$319,926	$345,135
Deferred energy	98,342	171,113
Regulatory assets	65,038	59,092
Other — net	51,407	43,299

Subtotal	534,713	618,639
Deferred income tax liabilities associated with regulatory matters
Tax benefits flowed through to customers	165,257	153,471

Total deferred income tax liability	$699,970	$772,110

Net deferred income tax liability	$427,566	$393,383
Net deferred income tax liability associated with regulatory matters	155,219	140,020

Total net deferred income tax liability	$582,785	$533,403

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
As reflected in NPC’s balance sheet (dollars in thousands):

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
          The following table summarizes as of December 31, 2007 the NOL and tax credit carryovers and associated carryover periods, and valuation allowance for amounts which NPC has determined that realization is uncertain (dollars in thousands):

	Deferred	Valuation	Deferred	Expiration
Type of Carryforward	Tax Asset	Allowance	Tax Asset	Period
Alternative minimum tax credit	$25,241	$—	$25,241	indefinite
Arizona coal credits	1,100	588	512	2008-2012

Total	$26,341	$588	$25,753

          Considering all positive and negative evidence regarding the utilization of NPC’s deferred tax assets, it has been determined that NPC is more-likely-than-not to realize all recorded deferred tax assets, except for a portion of the Arizona coal credits. As such, these Arizona coal credits represent the only valuation allowance that has been recorded as of December 31, 2007.
          SPR and the Utilities adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. As a result of the implementation of FIN 48, Nevada Power Company recognized approximately a $6.8 million increase in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits for Nevada Power Company is as follows (dollars in thousands):

Balance at January 1, 2007	$6,784
Additions based on tax positions related to the current year	8,918
Additions for tax positions of prior years	4,989
Reductions for tax positions of prior years	(562)
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$20,129

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

Sierra Pacific Power Company
     The following reflects the composition of taxes on income (dollars in thousands):

	2007	2006	2005
Provision (benefit) for income taxes
Current
Federal	$57,483	$28,497	$67,291
State	70	—	—

Total current	57,553	28,497	67,291

Deferred
Federal	(28,705)	2,464	(38,074)
State	429	226	2,136

Total deferred	(28,276)	2,690	(35,938)

Amortization of excess deferred taxes	(990)	(1,570)	(1,345)

Amortization of investment tax credits	(2,278)	(1,788)	(1,629)

Total provision for income taxes	$26,009	$27,829	$28,379

Income statement classification of provision (benefit) for income taxes
Operating income	$29,991	$23,570	$26,038
Other income	(3,982)	4,259	2,341

Total	$26,009	$27,829	$28,379

     The total income tax provision differs from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (dollars in thousands):

	2007	2006	2005
Income from continuing operations	$65,667	$57,709	$52,075
Total income tax expense (benefits)	26,009	27,829	28,379

Pretax income	91,676	85,538	80,454
Statutory tax rate	35%	35%	35%

Federal income tax expense (benefit) at statutory rate	32,087	29,938	28,159
Depreciation related to difference in cost basis for tax purposes	1,679	2,517	2,678
Allowance for funds used during construction — equity	(5,582)	(2,265)	(574)
Investment tax credit amortization	(2,278)	(1,788)	(1,629)
Goodwill	1,009	954	844
Research and development credit	(603)	(2,097)	—
Other — net	(303)	570	(1,099)

Provision for income taxes	$26,009	$27,829	$28,379

Effective tax rate	28.4%	32.5%	35.3%

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

     The net deferred income tax liability consists of deferred income tax liabilities less related deferred income tax assets, as shown (dollars in thousands):

	2007	2006
Deferred income tax assets
Net operating loss and credit carryforwards	$5,311	$6,233
Employee benefit plans	8,327	39,191
Customer advances	14,432	11,149
Gross-ups received on contributions in aid of construction and customer advances	9,726	9,269
Deferred revenues	2,121	—
Deferred energy	10,130	—
Reserves	2,903	200
Other	9,034	7,761

Subtotal	61,984	73,803

Deferred income tax assets associated with regulatory matters
Excess deferred income taxes	8,862	9,852
Unamortized investment tax credit	9,545	10,772

Subtotal	18,407	20,624

Total deferred income tax assets	$80,391	$94,427

Deferred income tax liabilities
Excess of tax depreciation over book depreciation	$189,234	$195,203
Deferred energy	—	21,540
Regulatory assets	20,446	41,346
Other	18,192	14,035

Subtotal deferred tax liabilities	227,872	272,124
Deferred income tax liabilities associated with regulatory matters
Tax benefits flowed through to customers	102,591	109,699

Total deferred income tax liability	$330,463	$381,823

Net deferred income tax liability	$165,889	$198,321
Net deferred income tax liability associated with regulatory matters	84,184	89,075

Total net deferred income tax liability	$250,073	$287,396

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

     The following table summarizes as of December 31, 2007 the NOL and tax credit carryovers and associated carryover periods for SPPC (dollars in thousands):

			Net
	Deferred	Valuation	Deferred	Expiration
Type of Carryforward	Tax Asset	Allowance	Tax Asset	Period
Federal NOL	$5,184	$—	$5,184	2020-2023
State NOL	127	—	127	2010-2013

Total	$5,311	$—	$5,311

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
     SPR and the Utilities adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. As a result of the implementation of FIN 48, Sierra Pacific Power Company recognized approximately a $4.4 million increase in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits for Sierra Pacific Power Company is as follows (dollars in thousands):

Balance at January 1, 2007	$4,403
Additions based on tax positions related to the current year	569
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(542)
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$4,430

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

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Change in benefit obligations
Benefit obligation, beginning of year	$645,373	$625,451	$172,192	$179,184
Service cost	22,901	23,033	2,680	3,533
Interest cost	39,420	36,627	10,088	10,283
Plan Participants’ contributions	—	—	2,044	1,445
Actuarial loss (gain)	(8,414)	(18,414)	6,382	(10,770)
Gross Benefits paid	(31,949)	(20,960)	(10,031)	(11,998)
less: federal subsidy on benefits paid	N/A	N/A	596	515
Administrative Expenses	(328)	(299)	—	—
Plan amendments	—	(65)	(28,804)	—
Plan amendments — Local 1245 Buy Down	—	—	(12,600)	—
Utility Discount adjustment	—	—	6,545	—
Death Benefit Obligation adjustment	—	—	1,083	—
Acquisitions/divestitures	—	—		—
Special Termination Benefits	—	—	—	—
Curtailments	—	—	—	—
Settlements	7,684	—	—	—

Benefit obligation, end of year	$674,687	$645,373	$150,175	$172,192

     The accumulated benefit obligation for Pension Benefits at the end of 2007 and 2006 was $545 million and $526 million respectively.
     The weighted-average actuarial assumptions used to determine end of year benefit obligations were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Discount rate	6.30%	6.00%	6.25%	6.00%
Rate of compensation increase	4.50%	4.50%	N/A	N/A
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

     The following table shows the change in plan assets for 2007 and 2006. SPR contributions for other post-retirement benefits reflect funding and benefit payments made by SPR (dollars in thousands):

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Change in plan assets
Fair value of plan assets, beginning of year	$534,260	$488,766	$63,236	$53,223
Adjustment to beginning of year value	—	—	—	—
Actual return on plan assets	73,483	34,424	7,613	8,015
Employer contributions	64,529	32,329	46,059	12,550
Plan participants’ contributions	—	—	2,044	1,445
Gross benefits paid	(31,949)	(20,960)	(10,031)	(11,998)
Acquisitions	—	—	—	—
Special termination benefits	—	—	—	—
Settlements	—	—	—	—
Expenses paid	(327)	(299)	—	—

Fair value of plan assets, end of year	$639,996	$534,260	$108,921	$63,235

     The asset allocation for SPR’s pension plans at the end of 2007 and 2006, and the target allocation for 2008, by asset category, follows. The fair value of plan assets for these plans is $640 million and $534.2 million, at the end of 2007 and 2006, respectively. The expected long-term rate of return on these plan assets was 8.00% and 8.25% in 2007 and 2006, respectively.

	Allocation Percentage of Plan Assets at Year End
	2008	2007	2006
Asset Category
Equity securities	60%	60%	60%
Debt securities	40%	40%	39%
Other	—	—	1%

Total	100%	100%	100%

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

	Allocation Percentage of Plan Assets at Year End
	2008	2007	2006
Asset Category
Equity securities	60%	60%	60%
Debt securities	40%	40%	39%
Other	—	—	1%

Total	100%	100%	100%

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

     The following table shows the funded status of each of the plans for 2007 and 2006 (dollars in thousands):

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Funded Status, end of year:
Fair value of plan assets	$639,996	$534,260	$108,921	$63,236
Benefit obligations	(674,687)	(645,373)	(150,175)	(172,192)

Funded status	$(34,691)	$(111,113)	$(41,254)	$(108,956)
Unrecognized net actuarial (gain)/loss	—	—	—	—
Unrecognized prior service (credit)/cost	—	—	—	—
Unrecognized net transition (asset)/obligation	—	—	—	—
Contribution between measurement date and fiscal year end	337	368	—	—

Amount recognized, end of year	$(34,354)	$(110,745)	$(41,254)	$(108,956)

     Amounts for pension and postretirement benefits recognized in the consolidated balance sheets consist of the following (dollars in thousands):

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Amounts recognized in the balance sheet consist of:
Noncurrent asset	$—	$—	$—	$—
Current liability	(6,381)	(1,482)	—	—
Noncurrent liability	(27,973)	(109,263)	(41,254)	(108,956)
Prepaid benefit cost	—	—	—	—
Accrued benefit cost	—	—	—	—
Additional minimum liability	—	—	—	—
Intangible asset	—	—	—	—
Accumulated other comprehensive income	—	—	—	—

Net amount recognized	$(34,354)	$(110,745)	$(41,254)	$(108,956)

     The following amounts would have been recognized in Accumulated Other Comprehensive Income, net of taxes, according to the provisions of SFAS 158, which the Company adopted in 2006. Since the Company is able to recover SFAS 87 and SFAS 106 expenses through rates, the amounts will be recorded as regulatory assets for pension plans under the provisions of SFAS 71.

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Amounts recognized in regulatory assets for pension plans:
Net actuarial (gain)/loss	$95,800	$101,674	$61,136	$102,413
Prior service (credit)/cost	10,958	12,587	(33,910)	1,107
Transition (asset)/obligation	—	—	—	5,436

	$106,758	$114,261	$27,226	$108,956

     The estimated amounts that will be amortized from other regulatory assets and accumulated other comprehensive income into net periodic cost in 2008 are as follows:

		Other
		Postretirement
	Pension Benefits	Benefits
Actuarial (gain)/loss	$4,747	$4,596
Prior service (credit)/cost	2,040	(3,830)
Transition (asset)/obligation	—	—

     At the end of 2007 and 2006, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows (dollars in thousands):

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	the Fair Value of		the Fair Value of
	Plan's Assets		Plan's Assets
	2007	2006	2007	2006
Projected benefit obligation, end of year	$674,687	$645,373	$20,660	$25,890
Accumulated benefit obligation, end of year	—	—	18,583	23,768
Fair value of plan assets, end of year	639,996	534,260	—	—
     The accumulated postretirement benefit obligation exceeds plan assets for all of the company’s other postretirement benefit plans.
     The expected cash flows for the plans are as follows (dollars in thousands):

	Pension	Other Postretirement
	Benefits	Benefits
Company contributions
2008 (expected)	$1,881	$352
			Expected
			Federal
		Gross	Subsidy
Expected benefit payments
2008	25,890	8,405	283
2009	26,897	9,113	306
2010	28,807	9,577	324
2011	31,040	10,134	332
2012	33,527	10,592	341
2013-2017	215,141	58,841	1,749
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
     The components of net periodic pension and other postretirement benefit costs for the consolidated companies, SPPC and NPC are presented below (dollars in thousands):
Sierra Pacific Resources, consolidated

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$22,901	$23,033	$18,481	$2,680	$3,533	$3,281
Interest cost	39,420	36,627	32,248	10,088	10,283	9,858
Expected return on plan assets	(41,895)	(40,729)	(36,167)	(5,182)	(4,919)	(3,862)
Amortization of:
Actuarial (gain)/loss	7,211	9,778	6,454	3,413	4,614	3,782
Prior service (credit)/cost	1,629	1,892	1,714	(225)	122	63
Transition (asset)/obligation	—	—	—	484	969	969
Curtailment (gain)/loss	—	—	—	—	—	—
Settlement (gain)/loss / Special termination charges	4,441	—	723	—	—	11

Total net benefit cost	$33,707	$30,601	$23,453	$11,258	$14,602	$14,102

     The average percentage of SPR net periodic costs capitalized during 2007, 2006 and 2005 was 34.7%, 35.5% and 34.1%, respectively.
Nevada Power Company

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$13,092	$12,900	$10,328	$1,079	$1,052	$887
Interest cost	18,977	17,466	15,064	2,178	2,105	1,977
Expected return on plan assets	(19,000)	(18,265)	(16,025)	(1,232)	(1,079)	(832)
Amortization of:
Actuarial (gain)/loss	—	—	—	729	940	758
Prior service (credit)/cost	1,430	1,677	1,499	606	122	63
Transition (asset)/obligation	3,429	4,636	2,995	485	969	969
Curtailment (gain)/loss	—	—	—	—	—	—
Settlement (gain)/loss / Special termination charges	—	—	723	—	—	11

Total net benefit cost	$17,928	$18,414	$14,584	$3,845	$4,109	$3,833

     The average percentage of NPC net periodic costs capitalized during 2007, 2006 and 2005 was 38.8%, 39.0% and 37.3%, respectively.
Sierra Pacific Power Company

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$8,553	$8,989	$7,470	$1,542	$2,417	$2,264
Interest cost	19,100	18,224	16,526	7,844	8,114	7,793
Expected return on plan assets	(21,969)	(21,617)	(19,418)	(3,823)	(3,715)	(2,929)
Amortization of:
Actuarial (gain)/loss	—	—	—	2,663	3,646	2,994
Prior service (credit)/cost	212	212	212	(831)	—	—
Transition (asset)/obligation	3,467	4,880	3,320	—	—	—
Curtailment (gain)/loss	—	—	—	—	—	—
Settlement (gain)/loss / Special termination charges	—	—	—	—	—	—

Total net benefit cost	$9,363	$10,688	$8,110	$7,395	$10,462	$10,122

     The average percentage of SPPC net periodic costs capitalized during 2007, 2006 and 2005 was 35.7%, 33.3% and 32.1%, respectively.
     The weighted-average assumptions used to determine net periodic cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	6.10%	6.00%	5.75%	6.10%
Expected Return on Plan Assets	8.00%	8.25%	8.25%	8.00%	8.25%	8.25%
Rate of compensation increase	4.50%	4.50%	4.50%	N/A	N/A	N/A
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
     A summary of the status of SPR’s nonqualified stock option plan as of December 31, 2007, 2006, and 2005, and changes during the year is presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Nonqualified Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,199,188	$14.66	1,077,772	$14.38	1,235,950	$15.85
Granted	411,036	$18.25	176,416	$13.29	169,036	$10.10
Exercised	312,639	$14.82	55,000	$5.69	28,000	$6.85
Forfeited	3,188	$19.97	—	$—	299,214	$18.73
Outstanding at end of year	1,294,397	$15.77	1,199,188	$14.66	1,077,772	$14.38

Options exercisable at year-end	747,317	$14.94	913,209	$15.42	928,368	$15.07

Intrinsic value of options exercised	$1,381,976		$571,190		$147,240

Fair value of options vested	$—		$141,037		$36,750
Weighted-average grant date fair value of options granted(1):
Average of all grants for:
2007	$6.27
2006			$4.82
2005					$5.52

(1)	The fair value of each nonqualified option has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued in 2007, 2006 and 2005:

			Average
	Average	Average	Risk-Free	Average
	Dividend	Expected	Rate of	Expected
Year of Option Grant	Yield	Volatility	Return	Life
2007	0.00%	24.23%	4.41%	6 years
2006	0.00%	27.06%	4.51%	6 years
2005	0.00%	39.56%	2.32%	10 years

          The following table summarizes information about nonqualified stock options outstanding at December 31, 2007:

		Options Outstanding		Options Exercisable
		Number	Remaining	Weighted	Number Vested and
	Weighted Average	Outstanding at	Contractual	Average	Exercisable at
Year of Grant	Exercise Price	12/31/07	Life	Exercise Price	12/31/07

1998	$24.93	15,840	<1 year	$24.93	15,840
1999	$25.35	36,440	1 year	$25.35	36,440
2000	$16.00	400,000	1.6 - 2 years	$16.00	400,000
2001	$15.08	22,510	3 years	$15.08	22,510
2002	$14.05	86,410	4 - 4.5 years	$14.05	86,410
2004	$7.29	25,000	6.5 years	$7.29	25,000
2005	$10.10	126,966	7.2 - 7.4 years	$10.10	87,125
2006	$13.29	170,195	8.1 years	$13.29	73,992
2007	$18.25	411,036	9.1 - 9.8 years	$18.25	—

Weighted Average Remaining Contractual Life			5.83		3.55

Intrinsic Value	$2,431,746			$1,802,651
Dividend equivalents were not granted for any of these awards.
Performance Shares
     In 2007, 2006 and 2005, SPR granted performance shares in the following numbers and initial values:

	2/14/2007	2/7/2006	2/7/2005
Shares Granted	138,967	675,056	214,596
Value per Share	$16.96	$10.03	$9.58
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
          SPR adopted SFAS No. 123R, “Share Based Payment” (“SFAS 123R”) in 2006, and according to the requirements set forth in that standard, recognized expense in 2007 and 2006 related to performance shares. For purposes of determining expense for those years, the compensation cost has been estimated using a lattice binomial pricing model with the following assumptions used for 2007 and 2006:

			Average
	Average	Average	Risk-Free	Weighted
	Dividend	Expected	Rate of	Average
Year	Yield	Volatility	Return	Fair Value
2007	0.00%	24.87%	4.77%	$17.82
2006	0.00%	39.03%	4.57%	$13.93
2005	—	—	—	—
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
Coal and Natural Gas
          The Utilities have several long-term contracts for the purchase and transportation of coal and natural gas. These contracts expire in years ranging from 2008 to 2018. Estimated future commitments under non-cancelable agreements as of December 31, 2007 were as follows (dollars in thousands):

	Coal and Gas			Transportation
	NPC	SPPC	Total	NPC	SPPC	Total
2008	$222,562	$122,143	$344,705	$42,002	$72,772	$114,774
2009	19,595	22,703	42,298	37,545	65,110	102,655
2010	12,584	16,250	28,834	36,816	44,512	81,328
2011	6,316	16,250	22,566	34,702	44,502	79,204
2012	—	—	—	28,429	44,407	72,836
Thereafter	—	—	—	156,410	295,366	451,776
Long-Term Service Agreements
          NPC entered into long-term service agreements for the performance of maintenance on generation units located at the Chuck Lenzie Generation Station and Silverhawk Generation Station. SPPC entered into a long-term service agreement for the Tracy Combined Cycle Plant which is estimated to be operational May 2008. Future commitments under these agreements are as follows (dollars in thousands):

	Long-Term Service Agreements
			Tracy
			Combined
	Silverhawk	Lenzie	Cycle	Total
2008	$5,886	$11,258	$3,106	$20,250
2009	5,886	11,258	5,325	22,469
2010	5,886	11,258	5,325	22,469
2011	5,886	11,258	5,325	22,469
2012	5,886	11,258	5,325	22,469
Thereafter	23,545	90,062	61,770	175,377
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

          SPPC has entered into an agreement for construction of the Tracy Combined Cycle Plant. Estimated completion is 2008. Future commitments under these agreements are as follows (dollars in thousands):

	Capital Projects
	NPC	SPPC	Total
2008	$190,565	$6,028	$196,593
2009	72,425	—	72,425
2010	2,873	—	2,873
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
          The following table outlines the calculation for earnings per share (EPS):

	Year ended December 31,
	2007	2006	2005
Basic EPS
Numerator ($000)

Net income applicable to common stock	$197,295	$277,451	$62,198
Net income applicable to convertible notes	—	—	20,039

Net income used for basic calculation	$197,295	$277,451	$82,237

Denominator
Weighted average number of common shares outstanding	222,180,440	208,531,134	140,334,552
Shares from conversion of notes	—	—	45,213,762

	222,180,440	208,531,134	185,548,314

Per Share Amounts
Net income applicable to common stock	$0.89	$1.33	$0.44
Net income applicable to convertible notes	$—	$—	$0.44

Diluted EPS
Numerator ($000)
Net income applicable to common stock	$197,295	$277,451	$82,237

Denominator (1)
Weighted average number of shares outstanding before dilution	222,180,440	208,531,134	140,334,552
Stock options	123,124	91,119	47,255
Executive long term incentive plan - restricted	—	113,456	187,810
Non-Employee Director stock plan	46,551	30,754	21,193
Employee stock purchase plan	878	3,345	3,925
Performance Shares	203,031	251,088	124,007
Convertible Stock	—	—	45,213,762

	222,554,024	209,020,896	185,932,504

Per Share Amounts
Net income applicable to common stock	$0.89	$1.33	$0.44

(1)	The denominator does not include stock equivalents resulting from the options issued under the Nonqualified stock option plan for the years ended December 31, 2007, 2006, and 2005, due to conversion prices being higher than market prices for all periods. Under the nonqualified stock option plan for the years ended December 31, 2007, 2006, and 2005, 638,250, 932,946, and 917,623 shares, respectively, would be included.

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following figures are unaudited and include all adjustments necessary in the opinion of management for a fair presentation of the results of interim periods. Dollars are presented in thousands except per share amounts.

	SIERRA PACIFIC RESOURCES
	2007 Quarter Ended
	March	June	September	December
Operating Revenues	$756,431	$851,894	$1,206,050	$786,585

Operating Income	$61,930	$86,431	$213,137	$53,069

Net Income Applicable to Common Stock	$15,607	$25,754	$152,222	$3,712

Net Income Applicable to Common Stock per Share — Basic and Diluted	$0.07	$0.12	$0.69	$0.02

	2006 Quarter Ended
	March	June	September	December
Operating Revenues	$707,056	$821,919	$1,081,967	$745,008

Operating Income	$59,577	$90,683	$283,793	$54,744

Net Income Applicable to Common Stock	$1,242	$27,836	$222,246	$26,127

Net Income Applicable to Common Stock per Share — Basic and Diluted	$0.01	$0.14	$1.05	$0.12

(1)	In the third quarter of 2006, operating income includes the reinstatement of deferred energy costs of approximately $180 million.

	NEVADA POWER COMPANY
	2007 Quarter Ended
	March	June	September	December
Operating Revenues	$418,165	$575,108	$894,226	$469,121

Operating Income	$27,968	$61,228	$170,264	$37,844

Net Income (Loss)	$4,582	$23,604	$133,094	$4,414

	2006 Quarter Ended
	March	June	September	December
Operating Revenues	$381,275	$543,869	$776,235	$422,702

Operating Income	$25,663	$62,019	$244,920	$18,670

Net Income (Loss)	$(3,296)	$28,456	$211,113	$(11,733)

(2)	In the third quarter of 2006, operating income includes the reinstatement of deferred energy costs of approximately $180 million.

	SIERRA PACIFIC POWER COMPANY
	2007 Quarter Ended
	March	June	September	December
Operating Revenues	$337,999	$276,734	$311,818	$317,746

Operating Income	$33,911	$22,213	$38,118	$11,715

Net Income	$21,968	$10,008	$25,552	$8,139

Earnings (Deficit) Applicable to Common Stock	$21,968	$10,008	$25,552	$8,139

	2006 Quarter Ended
	March	June	September	December
Operating Revenues	$325,497	$277,319	$305,445	$321,969

Operating Income	$29,991	$24,803	$36,543	$28,680

Net Income	$13,272	$8,999	$20,028	$15,410

Earnings Applicable to Common Stock	$12,297	$7,633	$20,028	$15,410

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sierra Pacific Resources
Reno, Nevada
We have audited the internal control over financial reporting of Sierra Pacific Resources and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Reports on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R).
DELOITTE & TOUCHE LLP
Reno, Nevada
February 27, 2008

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Financial Statement Schedules and Exhibits

		Page
1.	Financial Statements:
	Reports of Independent Registered Public Accounting Firm	86

	Sierra Pacific Resources:
	Consolidated Balance Sheets as of December 31, 2007 and 2006	89
	Consolidated Income Statements for the Years Ended December 31, 2007, 2006 and 2005	90
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006 and 2005	91
	Consolidated Statements of Common Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	92
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	93
	Consolidated Statements of Capitalization as of December 31, 2006 and 2005	94

	Nevada Power Company:
	Consolidated Balance Sheets as of December 31, 2007 and 2006	96
	Consolidated Income Statements for the Years Ended December 31, 2007, 2006 and 2005	97
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006 and 2005	98
	Consolidated Statements of Common Shareholder’s Equity for the Years Ended December 31, 2007, 2006 and 2005	99
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	100
	Consolidated Statements of Capitalization as of December 31, 2007 and 2006	101

	Sierra Pacific Power Company:

	Consolidated Balance Sheets as of December 31, 2007 and 2006	102
	Consolidated Income Statements for the Years Ended December 31, 2007, 2006 and 2005	103
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006 and 2005	104
	Consolidated Statements of Common Shareholder’s Equity for the Years Ended December 31, 2007, 2006 and 2005	105
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	106
	Consolidated Statements of Capitalization as of December 31, 2007 and 2006	107

	Notes to Financial Statements for Sierra Pacific Resources, Nevada Power Company and Sierra Pacific Power Company	108

2.	Financial Statement Schedules:
	Schedule I - Condensed Financial Statements of Sierra Pacific Resources	164
	Schedule II - Consolidated Valuation and Qualifying Accounts	167

	All other schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules have been omitted because the information is not applicable

3.	Exhibits:
	Exhibits are listed in the Exhibit Index on pages 169 to 177

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

SIERRA PACIFIC RESOURCES NEVADA POWER COMPANY SIERRA PACIFIC POWER COMPANY
By /s/ William D. Rogers
William D. Rogers
Chief Financial Officer (Principal Financial Officer) February 28, 2008

SIERRA PACIFIC RESOURCES (HOLDING COMPANY)
SCHEDULE 1
CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2007	2006
ASSETS
Investments and other property, net	$3,374,387	$3,045,872

Current Assets:
Cash and cash equivalents	68,250	25,206
Accounts receivable less allowance for uncollectible accounts:
2007 and 2006-$0	52,279	1,755
Current income taxes receivable	17,882	—
Dividends receivable from subsidiary	16,167	20,208
Materials, supplies and fuel, at average cost	13	13
Deferred income taxes	41,130	138
Other	260	420

	195,981	47,740

Deferred Charges and Other Assets:
Goodwill	—	469
Regulatory asset for pension plans	3,297	2,906
Unamortized debt issuance costs	8,690	10,269
Deferred income tax benefit	855	105,010
Other	(4,010)	1,611

	8,832	120,265

TOTAL ASSETS	$3,579,200	$3,213,877

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholders’ equity	$2,996,575	$2,622,297
Long-term debt	525,173	550,545

	3,521,748	3,172,842

Current Liabilities:
Accounts payable	31,310	8,581
Accrued interest	11,815	12,216
Accrued salaries and benefits	3,309	2,948
Accrued taxes	265	212

	46,699	23,957

Commitments and Contingencies (Note 13)

Deferred Credits and Other Liabilities:
Accrued retirement benefits	3,808	11,691
Other	6,945	5,387

	10,753	17,078

TOTAL CAPITALIZATION AND LIABILITIES	$3,579,200	$3,213,877

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC RESOURCES (HOLDING COMPANY)
SCHEDULE 1
CONDENSED INCOME STATEMENTS
(Dollars in Thousands)

	Year ended December 31,
	2007	2006	2005
OPERATING EXPENSES:
Operation:
Other	$3,599	$5,952	$19,006
Taxes:
Income taxes (benefits)	(15,650)	(23,595)	(33,078)
Other than income	194	172	152

	(11,857)	(17,471)	(13,920)

OPERATING INCOME	11,857	17,471	13,920

OTHER INCOME (EXPENSE):
Early debt conversion fees	—	—	(54,000)
Subsidiary earnings	231,891	324,152	185,777
Other income	1,774	4,236	1,573
Other expense	(5,283)	(6,595)	(2,627)
Income (taxes) / benefits	1,443	1,157	18,799

	229,825	322,950	149,522

Total Income Before Interest Charges	241,682	340,421	163,442

INTEREST CHARGES:
Long-term debt	42,481	51,431	74,323
Other	1,906	11,539	6,882

	44,387	62,970	81,205

Net Income Applicable to Common Stock	$197,295	$277,451	$82,237

Amount per share basic and diluted
Net Income Applicable to Common Stock	$0.89	$1.33	$0.44

Weighted Average Shares of Common Stock Outstanding — basic	222,180,440	208,531,134	185,548,314

Weighted Average Shares of Common Stock Outstanding — diluted	222,554,024	209,020,896	185,932,504

SIERRA PACIFIC RESOURCES (HOLDING COMPANY)
SCHEDULE 1
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash from Operating Activities	$(20,193)	$(59,166)	$(147,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries and other property — net	(134,383)	(284,490)	(231,182)
Dividends received from subsidiaries	44,523	161,793	65,819

Net Cash used by Investing Activities	(89,860)	(122,697)	(165,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash and investments	—	—	21,677
Proceeds from issuance of long-term debt	—	—	220,211
Retirement of long-term debt	(25,373)	(110,710)	(132,949)
Sale of Common Stock, net of issuance costs	213,339	281,554	235,618
Proceeds from exercise of stock option	548	1,040	590
Dividends paid	(35,417)	—	—

Net Cash from Financing Activities	153,097	171,884	345,147

Net Increase (Decrease) in Cash and Cash Equivalents	43,044	(9,979)	31,791
Beginning Balance in Cash and Cash Equivalents	25,206	35,185	3,394

Ending Balance in Cash and Cash Equivalents	$68,250	$25,206	$35,185

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