Form 10-Q
period 2008-09-30
SIERRA PACIFIC RESOURCES /NV/; NEVADA POWER CO; SIERRA PACIFIC POWER CO
filed 2008-11-04
CIK 741508, 71180, 90144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

	Registrant, Address of	I.R.S. Employer
	Principal Executive Offices	Identification	State of
Commission File Number	and Telephone Number	Number	Incorporation

1-08788	SIERRA PACIFIC RESOURCES	88-0198358	Nevada
P.O. Box 10100
(6100 Neil Road)
Reno, Nevada 89520-0400 (89511)
(775) 834-4011

2-28348	NEVADA POWER COMPANY d/b/a	88-0420104	Nevada
NV ENERGY
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 367-5000

0-00508	SIERRA PACIFIC POWER COMPANY d/b/a	88-0044418	Nevada
NV ENERGY
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $1.00 par value of Sierra Pacific Resources	234,149,821 Shares

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

SIERRA PACIFIC RESOURCES
 NEVADA POWER COMPANY
 SIERRA PACIFIC POWER COMPANY
 QUARTERLY REPORTS ON FORM 10-Q
 FOR THE QUARTER ENDED SEPTEMBER 30, 2008

SIERRA PACIFIC RESOURCES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Utility Plant at Original Cost:
Plant in service	$9,278,831	$8,468,711
Less accumulated provision for depreciation	2,607,546	2,526,379
	6,671,285	5,942,332
Construction work-in-progress	790,970	1,068,666
	7,462,255	7,010,998

Investments and other property, net	31,037	31,061

Current Assets:
Cash and cash equivalents	229,145	129,140
Accounts receivable less allowance for uncollectible accounts:
2008- $33,823, 2007-$36,061	528,443	434,359
Deferred energy costs - electric (Note 1)	43,509	75,948
Materials, supplies and fuel, at average cost	130,164	117,483
Risk management assets (Note 5)	17,387	22,286
Deferred income taxes	82,951	43,295
Other	41,903	45,909
	1,073,502	868,420
Deferred Charges and Other Assets:
Deferred energy costs - electric (Note 1)	291,223	205,030
Regulatory tax asset	267,445	267,848
Regulatory asset for pension plans	185,295	133,984
Other regulatory assets	777,568	758,287
Risk management assets (Note 5)	8,893	12,429
Risk management regulatory assets - net (Note 5)	210,346	26,067
Unamortized debt issuance costs	64,494	65,218
Other	158,272	85,408
	1,963,536	1,554,271
TOTAL ASSETS	$10,530,330	$9,464,750
CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholders' equity	$3,156,607	$2,996,575
Long-term debt	4,793,078	4,137,864
	7,949,685	7,134,439
Current Liabilities:
Current maturities of long-term debt	9,794	110,285
Accounts payable	348,898	357,867
Accrued interest	75,970	69,485
Accrued salaries and benefits	38,664	35,020
Current income taxes payable	-	3,544
Risk management liabilities (Note 5)	185,759	39,509
Accrued taxes	8,378	8,336
Deferred energy costs - electric (Note 1)	3,950	17,573
Deferred energy costs - gas (Note 1)	10,869	11,369
Other current liabilities	89,150	65,991
	771,432	718,979
Commitments and Contingencies (Note 6)

Deferred Credits and Other Liabilities:
Deferred income taxes	982,987	852,630
Deferred investment tax credit	26,665	28,895
Regulatory tax liability	26,273	28,445
Customer advances for construction	89,108	100,125
Accrued retirement benefits	121,872	77,525
Risk management liabilities (Note 5)	35,201	7,369
Regulatory liabilities	326,518	304,026
Other	200,589	212,317
	1,809,213	1,611,332
TOTAL CAPITALIZATION AND LIABILITIES	$10,530,330	$9,464,750

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC RESOURCES
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

OPERATING REVENUES:
Electric	$1,098,744	$1,185,205	$2,624,832	$2,676,713
Gas	19,379	20,839	137,125	137,337
Other	8	6	19	325
	1,118,131	1,206,050	2,761,976	2,814,375
OPERATING EXPENSES:
Operation:
Purchased power	383,329	410,467	828,635	851,396
Fuel for power generation	332,872	238,180	825,105	658,392
Gas purchased for resale	13,760	11,661	108,288	103,169
Deferral of energy costs - electric - net	(89,575)	66,660	(56,679)	193,954
Deferral of energy costs - gas - net	(725)	2,594	(2,296)	4,203
Other	105,087	98,399	295,409	275,414
Maintenance	20,337	23,308	64,931	77,686
Depreciation and amortization	59,245	58,876	185,656	174,787
Taxes:
Income taxes	61,148	69,677	82,695	76,166
Other than income	13,701	13,091	40,266	37,710
	899,179	992,913	2,372,010	2,452,877
OPERATING INCOME	218,952	213,137	389,966	361,498

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	7,865	9,214	32,935	22,393
Interest accrued on deferred energy	2,349	4,633	4,042	13,020
Carrying charge for Lenzie	-	-	-	16,080
Reinstated interest on deferred energy	-	-	-	11,076
Other income	6,583	4,605	24,787	18,293
Other expense	(3,007)	(5,044)	(10,804)	(18,110)
Income taxes	(4,263)	(4,572)	(16,451)	(20,630)
	9,527	8,836	34,509	42,122
Total Income Before Interest Charges	228,479	221,973	424,475	403,620

INTEREST CHARGES:
Long-term debt	75,483	69,686	215,826	204,681
Other	8,391	7,626	23,092	23,625
Allowance for borrowed funds used during construction	(6,178)	(7,561)	(25,418)	(18,269)
	77,696	69,751	213,500	210,037

NET INCOME APPLICABLE TO COMMON STOCK	$150,783	$152,222	$210,975	$193,583

Amount per share basic and diluted (Note 7)
Net Income applicable to common stock	$0.64	$0.69	$0.90	$0.87

Weighted Average Shares of Common Stock Outstanding - basic	234,096,559	221,612,243	233,975,552	221,424,682
Weighted Average Shares of Common Stock Outstanding - diluted	234,655,132	221,968,802	234,499,269	221,783,424
Dividends Declared Per Common Share	$0.08	$0.08	$0.24	$0.08

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC RESOURCES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income applicable to common stock	$210,975	$193,583
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	185,656	174,787
Deferred taxes and deferred investment tax credit	172,425	103,598
AFUDC	(32,935)	(22,393)
Amortization of deferred energy costs - electric	140,522	172,046
Amortization of deferred energy costs - gas	(983)	734
Deferral of energy costs - electric	(203,396)	11,900
Deferral of energy costs - gas	483	3,749
Carrying charge on Lenzie plant	-	(16,080)
Reinstated interest on deferred energy	-	(11,076)
Other, net	13,087	26,518
Changes in certain assets and liabilities:
Accounts receivable	(139,755)	(146,865)
Materials, supplies and fuel	(12,682)	(13,588)
Other current assets	4,005	1,982
Accounts payable	(33,712)	37,232
Accrued retirement benefits	(13,839)	(92,291)
Other current liabilities	33,403	24,422
Risk Management assets and liabilities	(1,763)	11,805
Other deferred assets	(34,433)	7,964
Other regulatory assets	(50,702)	(15,096)
Other liabilities	(12,102)	(9,872)
Net Cash from Operating Activities	224,254	443,058

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding equity related to AFUDC)	(671,918)	(899,605)
Customer advances for construction	(11,018)	4,749
Contributions in aid of construction	57,437	41,243
Investments and other property - net	4,312	2,928
Net Cash used by Investing Activities	(621,187)	(850,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,420,002	1,201,354
Retirement of long-term debt	(871,987)	(800,471)
Sale of Common Stock	5,195	4,525
Proceeds from exercise of stock option	-	5,112
Dividends paid	(56,272)	(17,743)
Net Cash from Financing Activities	496,938	392,777

Net Increase (Decrease) in Cash and Cash Equivalents	100,005	(14,850)
Beginning Balance in Cash and Cash Equivalents	129,140	115,709
Ending Balance in Cash and Cash Equivalents	$229,145	$100,859

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$213,857	$193,549
Income taxes	$16,897	$9,727

The accompanying notes are an integral part of the financial statements

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Utility Plant at Original Cost:
Plant in service	$5,898,778	$5,571,492
Less accumulated provision for depreciation	1,460,458	1,407,334
	4,438,320	4,164,158
Construction work-in-progress	660,722	576,127
	5,099,042	4,740,285

Investments and other property, net	19,662	19,544

Current Assets:
Cash and cash equivalents	177,734	37,001
Accounts receivable less allowance for uncollectible accounts:
2008- $31,462 , 2007-$30,392	396,035	274,242
Deferred energy costs - electric (Note 1)	43,509	75,948
Materials, supplies and fuel, at average cost	78,202	68,671
Risk management assets (Note 5)	12,844	16,078
Intercompany income taxes receivable	49,727	-
Deferred income taxes	-	2,383
Other	29,585	28,352
	787,636	502,675
Deferred Charges and Other Assets:
Deferred energy costs - electric (Note 1)	291,223	205,030
Regulatory tax asset	170,383	165,257
Regulatory asset for pension plans	102,509	86,909
Other regulatory assets	538,111	524,460
Risk management assets (Note 5)	6,502	9,069
Risk management regulatory assets - net (Note 5)	146,907	17,186
Unamortized debt issuance costs	36,865	36,551
Other	138,561	70,403
	1,431,061	1,114,865
TOTAL ASSETS	$7,337,401	$6,377,369
CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder's equity	$2,629,078	$2,376,740
Long-term debt	2,975,201	2,528,141
	5,604,279	4,904,881
Current Liabilities:
Current maturities of long-term debt	8,656	8,642
Accounts payable	246,397	231,205
Accounts payable, affiliated companies	27,628	32,706
Accrued interest	54,539	41,920
Dividends declared	-	10,907
Accrued salaries and benefits	20,188	16,881
Current income taxes payable	-	3,544
Intercompany income taxes payable	-	15,403
Deferred income taxes	6,224	-
Risk management liabilities (Note 5)	132,458	26,982
Accrued taxes	4,268	4,529
Other current liabilities	74,012	50,902
	574,370	443,621
Commitments and Contingencies (Note 6)

Deferred Credits and Other Liabilities:
Deferred income taxes	691,955	585,168
Deferred investment tax credit	10,293	11,169
Regulatory tax liability	9,136	10,038
Customer advances for construction	45,939	58,890
Accrued retirement benefits	46,281	25,693
Risk management liabilities (Note 5)	22,571	5,116
Regulatory liabilities	175,376	168,381
Other	157,201	164,412
	1,158,752	1,028,867

TOTAL CAPITALIZATION AND LIABILITIES	$7,337,401	$6,377,369

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Electric	$826,825	$894,226	$1,866,220	$1,887,499

OPERATING EXPENSES:
Operation:
Purchased power	319,324	313,487	577,161	584,797
Fuel for power generation	240,027	166,284	613,968	471,142
Deferral of energy costs-net	(80,191)	54,868	(44,107)	149,531
Other	69,432	61,400	189,144	167,401
Maintenance	12,469	16,360	42,727	54,143
Depreciation and amortization	37,902	38,151	120,855	112,745
Taxes:
Income taxes	54,595	65,407	69,592	65,849
Other than income	8,266	8,005	24,015	22,431
	661,824	723,962	1,593,355	1,628,039
OPERATING INCOME	165,001	170,264	272,865	259,460

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	6,543	4,701	21,093	11,046
Interest accrued on deferred energy	2,803	4,573	5,681	11,849
Carrying charge for Lenzie	-	-	-	16,080
Reinstated interest on deferred energy	-	-	-	11,076
Other income	4,116	2,315	12,970	10,345
Other expense	(2,028)	(1,346)	(5,045)	(8,772)
Income taxes	(3,828)	(3,518)	(11,350)	(17,649)
	7,606	6,725	23,349	33,975
Total Income Before Interest Charges	172,607	176,989	296,214	293,435

INTEREST CHARGES:
Long-term debt	46,662	41,955	129,283	123,029
Other	6,737	5,876	17,952	18,315
Allowance for borrowed funds used during construction	(5,128)	(3,936)	(16,503)	(9,189)
	48,271	43,895	130,732	132,155

NET INCOME	$124,336	$133,094	$165,482	$161,280

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$165,482	$161,280
Adjustments to reconcile net income to net cash from or
operating activities:
Depreciation and amortization	120,855	112,745
Deferred taxes and deferred investment tax credit	89,543	76,188
AFUDC	(21,093)	(11,046)
Amortization of deferred energy costs	123,875	137,633
Deferral of energy costs	(173,522)	700
Carrying charge on Lenzie plant	-	(16,080)
Reinstated interest on deferred energy	-	(11,076)
Other, net	2,659	3,077
Changes in certain assets and liabilities:
Accounts receivable	(143,891)	(180,404)
Materials, supplies and fuel	(9,531)	(7,189)
Other current assets	(1,233)	(4,680)
Accounts payable	(21,048)	60,407
Accrued retirement benefits	(1,741)	(49,794)
Other current liabilities	38,775	18,298
Risk management assets and liabilities	(989)	5,490
Other deferred assets	(35,291)	6,495
Other regulatory assets	(36,540)	(11,538)
Other liabilities	(8,113)	8,101
Net Cash from Operating Activities	88,197	298,607

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding equity related to AFUDC)	(506,680)	(573,921)
Customer advances for construction	(12,951)	1,428
Contributions in aid of construction	49,108	26,240
Investments and other property - net	2,719	2,899
Net Cash used by Investing Activities	(467,804)	(543,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	878,034	699,254
Retirement of long-term debt	(435,787)	(422,780)
Additional investment by parent company	133,000	-
Dividends paid	(54,907)	(23,472)
Net Cash from Financing Activities	520,340	253,002

Net Increase in Cash and Cash Equivalents	140,733	8,255
Beginning Balance in Cash and Cash Equivalents	37,001	36,633
Ending Balance in Cash and Cash Equivalents	$177,734	$44,888

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$120,749	$115,047
Income taxes	$15,534	$6,760

The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Utility Plant at Original Cost:
Plant in service	$3,380,053	$2,897,219
Less accumulated provision for depreciation	1,147,088	1,119,045
	2,232,965	1,778,174
Construction work-in-progress	130,248	492,539
	2,363,213	2,270,713

Investments and other property, net	424	570

Current Assets:
Cash and cash equivalents	29,343	23,807
Accounts receivable less allowance for uncollectible accounts:
2008 - $2,361; 2007 - $5,669	132,290	160,014
Materials, supplies and fuel, at average cost	51,941	48,799
Risk management assets (Note 5)	4,543	6,208
Intercompany income taxes receivable	39,202	-
Deferred income taxes	12,909	17,728
Other	11,767	17,255
	281,995	273,811
Deferred Charges and Other Assets:
Regulatory tax asset	97,062	102,591
Regulatory asset for pension plans	76,239	43,778
Other regulatory assets	239,458	233,827
Risk management assets (Note 5)	2,391	3,360
Risk management regulatory assets - net (Note 5)	63,439	8,881
Unamortized debt issuance costs	19,843	19,976
Other	19,525	19,017
	517,957	431,430
TOTAL ASSETS	$3,163,589	$2,976,524
CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder’s equity	$1,015,690	$1,001,840
Long-term debt	1,292,867	1,084,550
	2,308,557	2,086,390
Current Liabilities:
Current maturities of long-term debt	1,139	101,643
Accounts payable	75,695	94,722
Accounts payable, affiliated companies	15,629	19,288
Accrued interest	17,307	15,750
Dividends declared	-	5,333
Accrued salaries and benefits	15,582	14,830
Intercompany income taxes payable	-	2,479
Risk management liabilities (Note 5)	53,301	12,527
Accrued taxes	3,975	3,542
Deferred energy costs - electric (Note 1)	3,950	17,573
Deferred energy costs - gas (Note 1)	10,869	11,369
Other current liabilities	15,136	15,015
	212,583	314,071
Commitments and Contingencies (Note 6)

Deferred Credits and Other Liabilities:
Deferred income taxes	291,028	267,801
Deferred investment tax credit	16,372	17,726
Regulatory tax liability	17,137	18,407
Customer advances for construction	43,169	41,235
Accrued retirement benefits	68,671	48,025
Risk management liabilities (Note 5)	12,630	2,253
Regulatory liabilities	151,142	135,645
Other	42,300	44,971
	642,449	576,063
TOTAL CAPITALIZATION AND LIABILITIES	$3,163,589	$2,976,524

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Electric	$271,919	$290,979	$758,612	$789,214
Gas	19,379	20,839	137,125	137,337
	291,298	311,818	895,737	926,551
OPERATING EXPENSES:
Operation:
Purchased power	64,005	96,980	251,474	266,599
Fuel for power generation	92,845	71,896	211,137	187,250
Gas purchased for resale	13,760	11,661	108,288	103,169
Deferral of energy costs - electric - net	(9,384)	11,792	(12,572)	44,423
Deferral of energy costs - gas - net	(725)	2,594	(2,296)	4,203
Other	35,474	36,228	103,744	105,070
Maintenance	7,868	6,948	22,204	23,543
Depreciation and amortization	21,343	20,726	64,801	62,043
Taxes:
Income taxes	10,602	9,825	24,213	20,871
Other than income	5,402	5,050	16,128	15,138
	241,190	273,700	787,121	832,309
OPERATING INCOME	50,108	38,118	108,616	94,242

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	1,322	4,513	11,842	11,347
Interest accrued on deferred energy	(454)	60	(1,639)	1,171
Other income	2,367	1,865	11,331	6,707
Other expense	(749)	(2,938)	(5,430)	(7,143)
Income taxes	(683)	(1,104)	(5,210)	(3,597)
	1,803	2,396	10,894	8,485
Total Income Before Interest Charges	51,911	40,514	119,510	102,727

INTEREST CHARGES:
Long-term debt	18,635	17,096	55,975	49,746
Other	1,407	1,491	4,398	4,533
Allowance for borrowed funds used during construction	(1,050)	(3,625)	(8,915)	(9,080)
	18,992	14,962	51,458	45,199

NET INCOME	$32,919	$25,552	$68,052	$57,528

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$68,052	$57,528
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	64,801	62,043
Deferred taxes and deferred investment tax credit	28,472	(25,456)
AFUDC	(11,842)	(11,347)
Amortization of deferred energy costs - electric	16,647	34,413
Amortization of deferred energy costs - gas	(983)	734
Deferral of energy costs - electric	(29,874)	11,200
Deferral of energy costs - gas	483	3,749
Other, net	14,476	22,141
Changes in certain assets and liabilities:
Accounts receivable	4,152	33,257
Materials, supplies and fuel	(3,142)	(6,399)
Other current assets	5,488	6,512
Accounts payable	(16,267)	3,310
Accrued retirement benefits	(15,789)	(36,139)
Other current liabilities	2,864	13,940
Risk management assets and liabilities	(774)	6,315
Other deferred assets	858	1,468
Other regulatory assets	(14,162)	(3,558)
Other liabilities	(2,142)	(3,896)
Net Cash from Operating Activities	111,318	169,815

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding equity related to AFUDC)	(165,238)	(325,684)
Customer advances for construction	1,933	3,321
Contributions in aid of construction	8,329	15,004
Investments and other property - net	1,597	25
Net Cash used by Investing Activities	(153,379)	(307,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	541,968	502,100
Retirement of long-term debt	(436,038)	(377,531)
Investment by parent company	20,000	-
Dividends paid	(78,333)	(11,736)
Net Cash from Financing Activities	47,597	112,833

Net Increase (Decrease) in Cash and Cash Equivalents	5,536	(24,686)
Beginning Balance in Cash and Cash Equivalents	23,807	53,260
Ending Balance in Cash and Cash Equivalents	$29,343	$28,574

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$54,849	$38,854
Income taxes	$19	$64

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

    The results of operations and cash flows of SPR, NPC and SPPC for the nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

Deferral of Energy Costs

    NPC and SPPC follow deferred energy accounting.  See Note 1, Summary of Significant Accounting Policies, of Notes to Financial Statements in NPC's and SPPC's 2007 Form 10-K, for additional information regarding deferred energy accounting by the Utilities.

The following deferred energy costs were included in the consolidated balance sheets as of September 30, 2008 (dollars in thousands):

	September 30, 2008
Description	NPC Electric	SPPC Electric	SPPC Gas	SPR Total

Unamortized balances approved for collection in current rates
as of January 1, 2008	$79,924	$13,257	$(1,208)	$91,973
Balances approved in 2008 DEAA(1)(2)	(44,424)	(34,300)	(10,174)	(88,898)
Cumulative Balance request in 2008 DEAA	35,500	(21,043)	(11,382)	3,075
2008 amortization of approved balances	(89,653)	(13,098)	983	(101,768)
2008 deferred energy costs not yet requested	175,056	29,267	(470)	203,853
Western Energy Crisis Rate Case (effective 6/07, 3 years)	46,711	-	-	46,711
Reinstatement of deferred energy (effective 6/07, 10 years)	167,118	-	-	167,118
Cumulative CPUC balance (3)	-	924	-	924
Total	$334,732	$(3,950)	$(10,869)	$319,913

Current Assets
Deferred energy costs – electric	$43,509	$-	$-	$43,509
Deferred Assets
Deferred energy costs - electric	291,223	-	-	291,223
Current Liabilities
Deferred energy costs – electric	-	(3,950)	-	(3,950)
Deferred energy costs – gas	-	-	(10,869)	(10,869)
Total	$334,732	$(3,950)	$(10,869)	$319,913

(1)	Credit balances represent potential refunds to the Utilities’ customers.
(2)	DEAA is defined as Deferred Energy Accounting Adjustment.
(3)	CPUC is defined as California Public Utility Commission.

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

SFAS 157

Effective January 1, 2008, SPR and the Utilities adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes criteria when measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date,” or the “exit price.”  Accordingly, an entity must now determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability, not those of the reporting entity itself.  Additionally, SFAS No. 157 establishes a fair value hierarchy which gives precedence to fair value measurements calculated using observable inputs to those using unobservable inputs.  The adoption of the provisions of SFAS No. 157 that became effective on January 1, 2008 did not have a material impact on SPR or the Utilities financial condition and results of operations; however, it did require expanded disclosures with respect to fair value measurements. See Note 5, Derivative and Hedging Activities for the expanded disclosures.

In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. SPR and the Utilities will be required to adopt those provisions of SFAS No. 157 beginning January 1, 2009. In October 2008,  the FASB issued Staff Position No. 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”)  FSP157-3 is effective immediately.  SPR and the Utilities considered the guidance in FSP 157-3 and have determined that the adoption did not have a material impact on the consolidated financial statements.

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

Three Months Ended	NPC	SPPC	SPPC	SPPC	SPR	SPR
September 30, 2008	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$826,825	$271,919	$19,379	$291,298	$8	$1,118,131

Energy Costs:
Purchased power	319,324	64,005	-	64,005	-	383,329
Fuel for power generation	240,027	92,845	-	92,845	-	332,872
Gas purchased for resale	-	-	13,760	13,760	-	13,760
Deferred energy costs - net	(80,191)	(9,384)	(725)	(10,109)	-	(90,300)
	479,160	147,466	13,035	160,501	-	639,661

Gross Margin	$347,665	$124,453	$6,344	$130,797	$8	$478,470

Other	69,432			35,474	181	105,087
Maintenance	12,469			7,868	-	20,337
Depreciation and amortization	37,902			21,343	-	59,245
Taxes:
Income taxes	54,595			10,602	(4,049)	61,148
Other than income	8,266			5,402	33	13,701

Operating Income	$165,001			$50,108	$3,843	$218,952

Nine Months Ended	NPC	SPPC	SPPC	SPPC	SPR	SPR
September 30, 2008	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$1,866,220	$758,612	$137,125	$895,737	$19	$2,761,976

Energy Costs:
Purchased power	577,161	251,474	-	251,474	-	828,635
Fuel for power generation	613,968	211,137	-	211,137	-	825,105
Gas purchased for resale	-	-	108,288	108,288	-	108,288
Deferred energy costs - net	(44,107)	(12,572)	(2,296)	(14,868)	-	(58,975)
	1,147,022	450,039	105,992	556,031	-	1,703,053

Gross Margin	$719,198	$308,573	$31,133	$339,706	$19	$1,058,923

Other	189,144			103,744	2,521	295,409
Maintenance	42,727			22,204	-	64,931
Depreciation and amortization	120,855			64,801	-	185,656
Taxes:
Income taxes	69,592			24,213	(11,110)	82,695
Other than income	24,015			16,128	123	40,266

Operating Income	$272,865			$108,616	$8,485	$389,966

Three Months Ended	NPC	SPPC	SPPC	SPPC	SPR	SPR
September 30, 2007	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$894,226	$290,979	$20,839	$311,818	$6	$1,206,050

Energy Costs:
Purchased power	313,487	96,980	-	96,980	-	410,467
Fuel for power generation	166,284	71,896	-	71,896	-	238,180
Gas purchased for resale	-	-	11,661	11,661	-	11,661
Deferred energy costs - net	54,868	11,792	2,594	14,386	-	69,254
	534,639	180,668	14,255	194,923	-	729,562

Gross Margin	$359,587	$110,311	$6,584	$116,895	$6	$476,488

Other	61,400			36,228	771	98,399
Maintenance	16,360			6,948	-	23,308
Depreciation and amortization	38,151			20,726	(1)	58,876
Taxes:
Income taxes	65,407			9,825	(5,555)	69,677
Other than income	8,005			5,050	36	13,091

Operating Income	$170,264			$38,118	$4,755	$213,137

Nine Months Ended	NPC	SPPC	SPPC	SPPC	SPR	SPR
September 30, 2007	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$1,887,499	$789,214	$137,337	$926,551	$325	$2,814,375

Energy Costs:
Purchased power	584,797	266,599	-	266,599	-	851,396
Fuel for power generation	471,142	187,250	-	187,250	-	658,392
Gas purchased for resale	-	-	103,169	103,169	-	103,169
Deferred energy costs - net	149,531	44,423	4,203	48,626	-	198,157
	1,205,470	498,272	107,372	605,644	-	1,811,114

Gross Margin	$682,029	$290,942	$29,965	$320,907	$325	$1,003,261

Other	167,401			105,070	2,943	275,414
Maintenance	54,143			23,543	-	77,686
Depreciation and amortization	112,745			62,043	(1)	174,787
Taxes:
Income taxes	65,849			20,871	(10,554)	76,166
Other than income	22,431			15,138	141	37,710

Operating Income	$259,460			$94,242	$7,796	$361,498

NOTE 3.                      REGULATORY ACTIONS

Pending Regulatory Actions

Nevada Power Company

NPC Ninth Amendment to its Integrated Resource Plan (IRP)

In August 2008, NPC filed its ninth amendment to its IRP.  In the amendment, NPC seeks approval to establish a regulatory asset for the 50% interest in the Carson Lake Project a minimum of 30 megawatts (MW) (nominally rated) of renewable energy (from a nominal net 24 MW to 40 MW) under the terms of a Joint Operating Agreement with an affiliate of Ormat Technologies Inc., and related operating and maintenance costs, depreciation and return on the plant until such time as it is included in general rates.  Hearings are scheduled for late November 2008.

Sierra Pacific Power Company

SPPC California General Rate Case

In July 2008, SPPC filed a general rate case.  SPPC requested the following:

•	Increase in general rates of $6.6 million, approximately an 8.1% increase;
•	Return on equity (ROE) and rate of return (ROR) of 11.4% and 8.81%, respectively;
•
Authorization to recover the costs of major plant additions, which include the new Tracy 541 MW (nominally rated) combined cycle generating plant, distribution plant additions and an increase to the California Energy Efficiency Program;

•	A two-part mechanism to recover changes in non-energy cost adjustment clause costs incurred during the two years between rate cases.

If approved, the new rates would be effective April 1, 2009.

Settled Regulatory Actions

Nevada Power Company

NPC Eighth Amendment to 2006 IRP

In May 2008, NPC filed its eighth amendment to its IRP.  The PUCN issued its order in October 2008, which approved:

•
 the purchase of the 598 MW (nominally rated) combined cycle Bighorn Power Plant from Reliant Energy LLC and Reliant Energy Asset Management LLC for approximately $510 million including costs for inventory and other closing costs and adjustments.  The purchase was completed in October 2008.

•
 construction of a 500 MW (nominally rated) combined cycle unit at the existing Harry Allen site with a scheduled commercial operation date of June 1, 2011.  The estimated cost of this project is approximately $682 million (excluding allowance for funds used during construction).  Additionally, the PUCN approved NPC’s request to include Harry Allen construction work in progress (“CWIP”) in rate base.  On October 15, 2008, the Office of the Attorney General, Bureau of Consumer Protection (“BCP”), filed a petition for reconsideration and/or rehearing of that part of the PUCN’s Order on NPC’s eighth amendment to its 2006 IRP approving the construction of Harry Allen.  NPC intends to oppose this petition but cannot predict how the PUCN will rule on the petition.

Additionally, the PUCN, in its order, outlined certain minimum information regarding the Ely Energy Center (EEC) that shall be provided in NPC’s 2009 IRP filing including but not limited to an update of the engineering, construction and then current cost estimates for the EEC, a refined project schedule, an initial analysis of the benefits of joint system analysis, an update of environmental costs and economic benefits attributed to the EEC and an update on the status of all required permits.  Additionally, modification of the in-service dates will be addressed in the 2009 IRP filing.  Finally, the PUCN directed NPC to continue to monitor load growth and congestion for the Sunrise Tap area and to address the issue of appropriate timing and expenditures for the Sunrise-500 kV Tap transmission line project in its 2009 IRP filing.

NPC 2008 Deferred Energy Rate Case

In February 2008, NPC filed applications to create a new DEAA rate and to update the going forward Base Tariff Energy Rate (BTER).  In these applications, NPC requested to decrease rates by $116.3 million, a decrease of 5.04% while recovering $36 million of deferred fuel and purchased power costs.  The going forward BTER became effective April 1, 2008.  The PUCN issued its order in September 2008 setting the DEAA rate for all customers at $0.00 per kWh effective October 1, 2008.  The PUCN found that NPC’s purchases of fuel and power were prudent and approved those costs for the test period.

BTER Update

    In August 2008, NPC filed an update to its going forward BTER which increased rates $62.7 million, resulting in a 3% increase.  The updated going forward BTER became effective October 1, 2008.

      NPC Seventh Amendment to its 2006 IRP

    In March 2008, NPC filed its seventh amendment to its 2006 IRP.  Included in the amendment are several initiatives, all of which comport with the goal of providing clean, safe, and reliable electricity to NPC’s customers at reasonable and predictable prices.  However, as a result of the potential acquisition of the Bighorn Power Plant, announced in April 2008, NPC resubmitted its seventh amendment to its IRP and filed an eighth amendment in May 2008.  Significant requests that remained in the resubmitted seventh amendment include:

•	Approval to acquire a 50% interest in the Carson Lake Project.
•	Approval to construct the 6 MW (nominally rated) Goodsprings Waste Heat Recovery Project at the compressor station on the Kern River Gas Pipeline.
•	Approval of an updated load forecast.

On July 30, 2008, the PUCN approved the seventh amendment filing.

      NPC Fifth Amendment to its 2006 IRP

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

Sierra Pacific Power Company

SPPC Third Amendment to its 2007 IRP

    In May 2008, SPPC filed a third amendment to its IRP along with NPC’s eighth amendment.  As discussed above for NPC, the PUCN, in its order received October 2008, outlined certain minimum information regarding the EEC that shall be provided in SPPC’s amendment to its 2007 IRP,  including but not limited to, an update of the engineering, construction and then current cost estimates for the EEC, a refined project schedule, an initial analysis of the benefits of joint system analysis, an update of environmental costs and economic benefits attributed to the EEC and an update on the status of the all required permits.  Additionally, modification of the in-service dates will be addressed in SPPC amendment to its 2007 IRP filing.

 SPPC Nevada Gas DEAA and BTER Update

      In December 2007, SPPC filed for the authority to implement quarterly BTER adjustments for its natural gas and liquefied propane gas services.  The authority was approved in January 2008, and as a result, in February 2008, SPPC filed applications to create a new DEAA rate and to update the going forward BTER.  In these applications SPPC requested to decrease rates by $9.9 million, a decrease of 5.53%, while refunding an over collection of $11.4 million in deferred natural gas and liquid propane costs.  The going forward BTER became effective April 1, 2008.  The PUCN issued its order in October 2008 setting the DEAA rate at $0.00 per therm effective October 1, 2008 and approving SPPC’s purchases of natural gas and propane for the test period as prudent.

     SPPC Nevada Electric DEAA and BTER Update

In February 2008, SPPC filed applications to create a new DEAA rate and to update the going forward BTER.  In these applications SPPC requested to decrease rates by $42.1 million, a decrease of 4.57%, while refunding an over collection of $20.9 million in deferred fuel and purchased power costs.  The going forward BTER became effective April 1, 2008.  The PUCN issued its order in October 2008 setting the DEAA rate at $0.00 per kWh effective October 1, 2008.  The PUCN found that SPPC’s purchases of fuel and power were prudent and approved those costs for the test period.

SPPC Nevada Gas BTER Update

       In August 2008, SPPC filed an update to its going forward BTER which increased rates an additional $3 million, resulting in an additional 2% increase.  The updated going forward BTER became effective October 1, 2008.

    SPPC Nevada Electric BTER Update

In August 2008, SPPC filed an update to its going forward BTER which increased rates $18 million resulting in a 2% additional increase.  The updated going forward BTER became effective October 1, 2008.

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

    SPPC Nevada 2007 General Rate Case (GRC)

In December 2007, SPPC filed its statutorily required electric GRC.  The filing requested a return on equity (ROE) and rate of return (ROR) of 11.5% and 8.73%, respectively, and an increase to general revenues of $110.8 million.

The PUCN issued its order in June 2008, with rates effective July 1, 2008.  The PUCN order resulted in the following significant items:

•	Increase in general rates of $87.1 million, a 10.45% increase;
•	Return on equity (ROE) and rate of return (ROR) of 10.6% and 8.41%, respectively;
•	Authorization to recover the costs of the new Tracy 541 MW (nominally rated) combined cycle generating plant; and
•	Authorization to recover the projected operating and maintenance costs associated with the new Tracy combined cycle generating plant.

         SPPC Nevada 2003 GRC

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

    In its order of May 25, 2004, the PUCN disallowed $43 million of unreimbursed costs associated with the Project.  As a result, these amounts were expensed in 2004.  SPPC filed a Petition for Judicial Review with the Second Judicial District Court of Nevada (District Court) in June 2004 (CV04-01434).  On January 25, 2006, the District Court vacated the PUCN’s disallowance in SPPC’s 2003 GRC and remanded the case back to the PUCN for further review as to whether the costs were justly and reasonably incurred (“the Order”).  On March 27, 2006, the PUCN appealed the Order to the Nevada Supreme Court (the “Supreme Court”) and filed a motion to stay the Order pending the appeal to the Supreme Court.  On June 12, 2006, the District Court granted the PUCN’s motion to stay the Order.  The Supreme Court dismissed the appeal in September 2006.  Requests for rehearing were denied in late December 2006, and on January 18, 2007 the matter was remitted back to the District Court, which, consistent with the Order, remanded the matter back to the PUCN for further review.

On March 18, 2008, the PUCN issued an order to place $5.8 million (Nevada jurisdiction) of the previously disallowed $43 million unreimbursed costs in a regulatory asset account without a carrying charge.  As a result of this order and in accordance with SFAS 90, Accounting for Abandonments and Disallowances of Plant Costs, SPPC recognized approximately $4.3 million in income for the nine months ended September 30, 2008.  The remaining difference of $1.5 million will be recognized over an approximate six year period.  The time for any party to appeal the PUCN’s decision ended in June 2008 and no appeals were filed.

SPPC California Energy Cost Adjustment Clause

    In April 2008, SPPC filed to decrease rates by $12.2 million, a decrease of 15.2%.  The California Public Utilities Commission approved the filing in August 2008.  The rates requested in this filing were effective September 1, 2008.

NOTE 4.                      LONG-TERM DEBT

           As of September 30, 2008, NPC’s, SPPC’s and SPR’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the next five years and thereafter are shown below (dollars in thousands):

	NPC	SPPC	SPR Holding Co. and Other Subs.	SPR Consolidated
2008	$(119)	$539	$-	$420
2009	7,218	600	-	7,818
2010	8,004	-	-	8,004
2011	369,924	-	-	369,924
2012	136,448	100,000	63,670	300,118
	521,475	101,139	63,670	686,284
Thereafter	2,475,506	1,183,250	460,539	4,119,295
	2,996,981	1,284,389	524,209	4,805,579
Unamortized Premium(Discount) Amount	(13,124)	9,617	800	(2,707)
Total	$2,983,857	$1,294,006	$525,009	$4,802,872

    The preceding table includes obligations related to capital lease obligations.  The approximate $119 thousand credit for NPC in 2008 includes semi-annual capital lease payments, which were due and paid prior to September 30, 2008.   Substantially all utility plant is subject to the liens of NPC’s and SPPC’s indentures under which their respective General and Refunding Mortgage securities are issued.

Financing Transactions

Sierra Pacific Resources

Debt Repurchase

    In October 2008, SPR repurchased approximately $19 million of its 6.75% Senior Notes due 2017 from SPR’s cash on hand.  As of October 31, 2008, the remaining balance on the 6.75% Senior Notes is $191.5 million.

Nevada Power Company

In October 2008, NPC borrowed approximately $466.4 million from its $600 million Revolving Credit Facility which was used along with cash on hand to fund the approximately $510 million acquisition of the Bighorn Generating Station.  The Bighorn Generating Station is a 598 MW (nominally rated), natural gas fired combined cycle facility.

General and Refunding Mortgage Notes, Series S

In July 2008, NPC issued and sold $500 million of its 6.5% General and Refunding Mortgage Notes, Series S, due 2018.  The net proceeds of the issuance were used to repay $270 million of amounts outstanding under NPC’s revolving credit facility and for general corporate purposes.

Redemption Notice

       On July 15, 2008, NPC provided a notice of redemption to the holders of all of its remaining 9.00% General and Refunding Mortgage Notes, Series G, for approximately $17.2 million.  The notes were redeemed on August 15, 2008, at 104.50% of the stated principal amount, plus accrued interest to the date of redemption.  NPC used available cash on hand to redeem these notes.

Conversion of Coconino County Pollution Control Refunding Revenue Bonds and Clark County Pollution Control Revenue Bonds

In July 2008, NPC converted the $13 million principal amount Coconino County, Arizona Pollution Control Refunding Revenue Bonds Series 2006B bonds, due 2039 and the $15 million principal amount Clark County Nevada Pollution Control Revenue Bonds, Series 2000B due 2009, (collectively, the “Bonds”) from auction rate securities to variable rate demand notes.  The purpose of these conversions was to reduce interest costs and volatility associated with these Bonds.  NPC purchased 100% of the Bonds on that date with proceeds from its revolving credit facility and available cash, and are the sole holder of the Bonds until such time as NPC determines to reoffer the Pollution Control Bonds to investors.  The Bonds remain outstanding and have not been retired or cancelled.  However, because NPC is the sole holder of the Bonds, for financial reporting purposes the investment in the Bonds and the indebtedness will be offset for presentation purposes.

Sierra Pacific Power Company

Conversion of Humboldt County Pollution Control Refunding Revenue Bonds Series 2006

In October 2008, SPPC converted the $49.8 million principal amount, Humboldt County, Nevada Pollution Control Refunding Revenue Bonds Series 2006 bonds, due 2029 (the “Pollution Control Bonds”) from auction rate securities to variable rate demand notes.  The purpose of the conversion was to reduce interest costs and volatility associated with these bonds.  SPPC purchased 100% of the Pollution Control Bonds on that date, with the use of its revolving credit facility and available cash, and will remain the sole holder of the Pollution Control Bonds until such time as SPPC determines to reoffer the Pollution Control Bonds to investors.  The Pollution Control Bonds remain outstanding and have not been retired or cancelled.  However, as SPPC is the sole holder of the Pollution Control Bonds, for financial reporting purposes the investment in the Pollution Control Bonds and the indebtedness will be offset for presentation purposes.

General and Refunding Mortgage Notes, Series Q

On September 2, 2008, SPPC issued and sold $250 million of its 5.45% General and Refunding Mortgage Notes, Series Q, due 2013.  The net proceeds of the issuance were used to repay $238 million of amounts outstanding under SPPC’s revolving credit facility and for general corporate purposes.

Maturity of General and Refunding Mortgage Bonds, Series A

    On June 2, 2008, the 8.00% General and Refunding Mortgage Bonds, Series A, in the aggregate principal amount of approximately $99.2 million, matured.  SPPC paid for the maturing debt plus interest with the use of $90 million from its revolving credit facility, which was repaid with the proceeds of the Series Q offering, plus cash on hand.

Conversion of Washoe County Water Facilities Refunding Revenue Bonds

In July 2008, SPPC converted the $40 million principal amount, Washoe County, Nevada Water Facilities Refunding Revenue Bonds Series 2007B bonds, due 2036 (the “Water Bonds”) from auction rate securities to variable rate demand notes.  The purpose of the conversion was to reduce the interest rate on these bonds.  SPPC purchased 100% of the Water Bonds on that date, with proceeds from its revolving credit facility and available cash, and will remain the sole holder of the Water Bonds until such time as SPPC determines to reoffer the Pollution Control Bonds to investors.  These Water Bonds remain outstanding and have not been retired or cancelled.  However, because SPPC is the sole holder of the Water Bonds, for financial reporting purposes the investment in the Water Bonds and the indebtedness will be offset for presentation purposes.

NOTE 5.                       DERIVATIVES AND HEDGING ACTIVITIES

SPR, SPPC and NPC apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), as amended by SFAS 138, SFAS No. 149, SFAS No. 155, and SFAS No. 157.  As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value, and recognize changes in the fair value of the derivative instruments in earnings in the period of change, unless the derivative meets certain defined conditions and qualifies as an effective hedge.  SFAS 133 also provides a scope exception for contracts that meet the normal purchase and sales criteria specified in the standard.  The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that are designated as normal purchase and normal sales are accounted for by the Utilities under deferred energy accounting and not recorded on the Consolidated Balance Sheets at fair value.

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

Determination of Fair Value

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Risk management assets and liabilities in the recurring fair value measures table below include over-the-counter forwards, swaps and options.  Forwards and swaps are valued using a market approach that uses quoted forward commodity prices for similar assets and liabilities, which incorporates a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value.  Options are valued based on an income approach that uses an option pricing model that includes various inputs; such as forward commodity prices, interest rate yield curves and option volatility rates.  The determination of the fair value for its derivative instruments not only include counterparty risk, but also incorporate the impact of SPR and the Utilities nonperformance risk on its liabilities.  Nonperformance risk is based on the credit quality of SPR and the Utilities and had no impact to the fair value of its derivative instruments.

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

	September 30, 2008 Fair Value Level 2			December 31, 2007 Fair Value
	SPR	NPC	SPPC	SPR	NPC	SPPC

Risk management assets- current	$17.3	$12.8	$4.5	$22.3	$16.1	$6.2
Risk management assets- noncurrent	8.9	6.5	2.4	12.5	9.1	3.4
Total risk management assets	26.2	19.3	6.9	34.8	25.2	9.6

Risk management liabilities- current	185.8	132.5	53.3	39.5	27.0	12.5
Risk management liabilities- noncurrent	35.2	22.6	12.6	7.4	5.1	2.3
Total risk management liabilities	221.0	155.1	65.9	46.9	32.1	14.8

Less prepaid electric and gas options	15.6	11.2	4.4	13.9	10.2	3.7

Risk management regulatory assets/liabilities – net(1)	$(210.4)	$(147.0)	$(63.4)	$(26.0)	$(17.1)	$(8.9)

           (1) When amount is negative it represents a Risk Management Regulatory Asset (loss), when positive it represents a Risk Management Regulatory Liability (gain).

As a result of the nature of operations and the use of mark-to-market accounting for certain derivatives that do not meet the normal purchase and normal sales exception criteria, mark-to-market fair values will fluctuate.  The Utilities cannot predict these fluctuations, but the primary factors that cause changes in the fair values are the number and size of the Utilities open derivative positions with its counterparties and the changes in forward commodity prices.  The decrease in risk management assets as of September 30, 2008, as compared to December 31, 2007, is mainly due to unfavorable open derivative positions on natural gas options held by the Utilities to hedge energy price risk for their customers resulting from lower commodity prices for natural gas at September 30, 2008 relative to contract prices.

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

Reid Gardner has a number of raw water and scrubber make-up storage ponds, as well as ponds used for process water evaporation and fly ash settling.  Process water, which has been used beyond the treatable limits, is routed to onsite ponds for evaporation.  Waste management units are present throughout the site and surrounding area.  Environmental contaminants identified at Reid Gardner include but are not limited to, elevated concentrations of total dissolved solids, sulfate, chloride, dissolved metals, volatile organic compounds and petroleum hydrocarbons.

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

Pond construction and lining costs to satisfy the NDEP order expended through September 30, 2008 is approximately $45 million.  No additional expenditures are projected through 2008.

In 2006 and 2007, the water division of NDEP has been in discussions with NPC regarding what additional surface and groundwater remediation may be required at the site, beyond the scope of the current pond relining project.  The proposed solution was to enter into an Administrative Order on Consent (AOC) and the final form of the proposed AOC was delivered to NPC in December 2007.  Until such time, NPC did not know the extent of the obligation or scope of work that would be required to effect site restoration due to the complexities associated with environmental remediation of the target media and the evolving standards of acceptable remediation standards.  As a result, management was unable to reasonably estimate the cost of this comprehensive remediation project prior to concluding the negotiations and receiving the final AOC from the NDEP.

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

As discussed in more detail in the 2007 Form 10-K, the Navajo Joint owners were first served in the Missouri lawsuit in January 2005.  In July 2008, the Court dismissed the three counts against NPC, two without prejudice to their possible refiling at a later date.  NPC is unable to predict whether any liability may arise from any of these matters, including from the ultimate outcome of the DC Lawsuit.

NPC is not a party to the DC Lawsuit although, as noted above, it is a participant in both the Navajo Station and the Mohave Station.  The DC Lawsuit consists of various claims relating to the renegotiations of coal royalty and lease agreements and alleges, among other things, that the defendants obtained a favorable coal royalty rate for the lease agreements under which Peabody mines coal for both Navajo Station and the Mohave Station by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted.  The DC Lawsuit seeks $600 million in damages, treble damages, and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease.  In July 2001, the U.S. District Court dismissed all claims against Salt River.  The action had been stayed since October 5, 2004.  In March, 2008, the US District Court lifted the stay and referred pending discovery related motions to a Magistrate judge.  The Magistrate filed his Report and Recommendations on June 13, 2008 and the Navajo thereafter sought judicial review of the Magistrate’s Report and Recommendations by filing an Objection with the District Court on June 27, 2008.  The parties are awaiting the Judge’s decision.

Retiree Health Care and Reclamation Claims

In addition to the above action before the Missouri State Court, Peabody further asserted in 1994 that the Navajo Joint Owners are liable under the Coal Supply Agreement (CSA) for Retiree Health Care Costs (RHCC) and Final Reclamation Costs (FRC), which Peabody WC is obligated to pay after the CSA expires and the Kayenta Mine closes.  In 1996, Salt River and the Navajo Joint Owners filed a complaint in the Maricopa County (Arizona) Supreme Court seeking determinations that they are not liable for RHCC or FRC or, alternatively, that Peabody WC cannot recover RHCC and FRC until after the CSA ends.  The case was dormant for several years, while Peabody WC pursued other RHCC and FRC claims arising out of similar coal contracts.  Settlement discussions, led by Salt River on both the RHCC matter and the FRC claim reached final approvals with Peabody WC and the Navajo Joint Owners in July 2008 (Settlement Agreement and Mutual Release with Peabody).  As of September 30, 2008, NPC has a $16.7 million liability recorded which management has assessed as the approximate amount to be paid, and recorded a corresponding other regulatory asset for such claims, as management believes that these costs are recoverable through deferred energy.  The underlying lawsuit and arbitration have both been dismissed.

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

    Claim Nos. 5177 and 5179 filed by SPPC and NPC relate to complaints filed with FERC in  December 2001 under Section 206 of the Federal Power Act seeking price reduction of forward wholesale power purchase contracts entered into prior to the FERC mandated price caps imposed in reaction to the Western United States energy crisis.  The Settlement Agreement provided that, for Claim Nos. 5177 and 5179, SPPC and NPC would receive general unsecured claims in the Calpine bankruptcy proceeding of approximately $1.7 million and $1.3 million respectively, totaling $3 million.  In February 2008, Calpine distributed shares of Calpine common stock to SPPC and NPC with respect to Claim Nos. 5177 and 5179, at the approximate value at the time of the distribution of approximately $1.3 million, and $1.1 million, respectively.  The Utilities recognized these amounts as income for the nine months ended September 30, 2008.

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

    The distributions discussed above represent approximately 80% of the balance owed to NPC and SPPC under the three proofs of claims filed.  Management cannot predict if the remaining 20% will be recovered due to the status of Calpine’s bankruptcy proceedings, and as such has not recorded any further amounts as income.  Subsequent to the distribution, NPC and SPPC sold all of their shares of Calpine common stock and recorded a gain of $1.8 million for the nine months ended September 30, 2008.

Sierra Pacific Power Company

Farad Dam

    SPPC sold four hydro generating units, (10.3 MW total capacity), located in Nevada and California, for $8 million to the Truckee Meadows Water Authority (TMWA) in June 2001.  The Farad Hydro (2.8 MW), has been out of service since the summer of 1996 due to a collapsed flume.  The current estimate to rebuild the diversion dam, if management decides to proceed, is approximately $20 million.  Under the terms of the contract with TMWA, SPPC is required to transfer the hydro assets in working condition, or, alternatively SPPC assigns its casualty loss claim to TMWA and TMWA is reasonably satisfied regarding its rights with respect to such claim.

    SPPC filed a claim with the insurers Hartford Steam Boiler Inspection and Insurance Co. and Zurich-American Insurance Company (collectively, the “Insurers”) for the Farad flume and Farad Dam.  In December 2003, SPPC sued the Insurers in the U.S. District Court for the District of Nevada on a coverage dispute relating to potential rebuild costs for Farad Dam.  The case went to trial before the Court in April 2008.  On September 30, 2008, the Court ruled that SPPC was not time barred from reconstructing Farad Dam, and has coverage for the full rebuild costs, subject to coverage sub-limits set forth in the insurance policies.  The Court further ruled that SPPC is entitled to recover $4 million for costs incurred to date on Farad Dam and that SPPC shall have three years to rebuild the dam from the date of the Court’s decision.  In the event Farad Dam is not rebuilt, the court determined SPPC would be entitled to actual cash value of approximately $1.3 million; however, SPPC has requested the court to reconsider the cash value determination in its decision.  The Insurers have 30 days from the Court’s decision on reconsideration of the Court’s judgment to file an appeal.

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

    The following table outlines the calculation for earnings per share (EPS):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic EPS
Numerator ($000)

Net income applicable to common stock	$150,783	$152,222	$210,975	$193,583

Denominator
Weighted average number of common shares outstanding	234,096,559	221,612,243	233,975,552	221,424,682

Per Share Amounts

Net income applicable to common stock	$0.64	$0.69	$0.90	$0.87

Diluted EPS
Numerator ($000)

Net income applicable to common stock	$150,783	$152,222	$210,975	$193,583

Denominator(1)
Weighted average number of shares outstanding before dilution	234,096,559	221,612,243	233,975,552	221,424,682
Stock options	26,738	73,834	48,340	124,013
Non-Employee Director stock plan	66,130	48,513	59,810	44,597
Employee stock purchase plan	-	-	290	2,630
Restricted Shares	11,804	-	6,121	-
Performance Shares	453,901	234,212	409,156	187,502
	234,655,132	221,968,802	234,499,269	221,783,424

Per Share Amounts

Net income applicable to common stock	$0.64	$0.69	$0.90	$0.87

(1)
The denominator does not include stock equivalents resulting from the options issued under the Nonqualified stock option plan for the three and nine months ended September 30, 2008 and 2007, due to conversion prices being higher than market prices for all periods and are therefore anti-dilutive.  Under the nonqualified stock option plan for the three and nine months ended September 30, 2008, 1,049,833 and 977,463 shares, respectively, would be included and 685,582 and 713,826 shares, respectively, would be included for the three and nine months ended September 30, 2007.

NOTE 8.                      PENSION AND OTHER POSTRETIREMENT BENEFITS

    A summary of the components of net periodic pension and other postretirement costs for the three months ended September 30 follows.  This summary is based on a September 30 measurement date (dollars in thousands):

Sierra Pacific Resources, consolidated

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$5,237	$5,725	$641	$268
Interest cost	10,677	9,855	2,683	2,570
Expected return on plan assets	(11,463)	(10,474)	(2,088)	(1,309)
Amortization of prior service cost	(265)	407	(257)	30
Amortization of net (gain)/loss	1,980	1,803	872	242
Amortization of Transition Obligation	-	-	-	815

Net periodic benefit cost	$6,166	$7,316	$1,851	$2,616

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$16,506	$17,175	$1,922	$1,804
Interest cost	32,142	29,565	8,049	7,711
Expected return on plan assets	(35,587)	(31,422)	(6,264)	(3,927)
Amortization of prior service cost	25	1,222	(771)	91
Amortization of net (gain)/loss	4,733	5,409	2,617	2,444
Amortization of Transition Obligation	-	-	-	727

Net periodic benefit cost	$17,819	$21,949	$5,553	$8,850

Nevada Power Company

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$3,103	$3,273	$304	$260
Interest cost	5,334	4,744	631	543
Expected return on plan assets	(5,496)	(4,750)	(675)	(310)
Amortization of prior service cost	(205)	358	289	31
Amortization of net (gain)/loss	983	857	202	170
Amortization of Transition Obligation	-	-	-	242

Net periodic benefit cost	$3,719	$4,482	$751	$936

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$9,715	$9,819	$912	$779
Interest cost	15,944	14,233	1,893	1,628
Expected return on plan assets	(17,058)	(14,250)	(2,026)	(929)
Amortization of prior service cost	159	1,072	868	91
Amortization of net (gain)/loss	2,339	2,572	606	511
Amortization of Transition Obligation	-	-	-	727

Net periodic benefit cost	$11,099	$13,446	$2,253	$2,807

Sierra Pacific Power Company

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$1,940	$2,138	$319	$380
Interest cost	5,045	4,775	2,013	1,548
Expected return on plan assets	(5,668)	(5,492)	(1,378)	(745)
Amortization of prior service cost	(62)	53	(550)	-
Amortization of net (gain)/loss	913	867	658	492

Net periodic benefit cost	$2,168	$2,341	$1,062	$1,675

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$6,058	$6,415	$956	$1,368
Interest cost	15,194	14,324	6,041	5,569
Expected return on plan assets	(17,601)	(16,476)	(4,134)	(2,683)
Amortization of prior service cost	(74)	159	(1,651)	-
Amortization of net (gain)/loss	2,168	2,600	1,975	1,770

Net periodic benefit cost	$5,745	$7,022	$3,187	$6,024

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

    As a result of the changes noted above, accrued retirement benefit obligations increased from December 31, 2007 for changes in the asset values of the pension trust and revisions to Other Post-Employment Benefits (“OPEB”) estimates, offset by a decrease in the obligation for changes in plan design associated with the cash balance formula.  The net increase to accrued retirement obligations at September 30, 2008, was $57.8 million, $19.5 million and $34.8 million for SPR, NPC, and SPPC, respectively, with an offset to the Regulatory Asset for Pension Plans.  Additionally, included in the net periodic benefit costs above for Pension Benefits are $990 thousand, $231 thousand and $803 thousand for SPR, NPC and SPPC, respectively, and for Other Postretirement Benefits $1.9 million, $367 thousand and $1.6 million for SPR, NPC and SPPC, respectively, as a result of the changes noted above.

    In the third quarter ended September 30, the company made contributions to the pension plan and the other postretirement benefits plan in the amount of $22 million and $8 million, respectively.  At the present time, there is not expected to be any further contributions to either plan in 2008.

NOTE 9.                      DIVIDENDS

    On February 7, 2008, SPR’s Board of Directors declared a quarterly cash dividend of $0.08 per share which was paid on March 12, 2008, to common shareholders of record on February 22, 2008.  On April 28, 2008, SPR’s Board of Directors declared a quarterly cash dividend of $0.08 per share, to common shareholders of record on May 23, 2008 which was paid on June 11, 2008.  On August 4, 2008, SPR’s Board of Directors declared a quarterly cash dividend of $0.08 per share to common shareholders of record on August 22, 2008, which was paid on September 10, 2008.  On October 30, 2008, SPR Board of Directors declared a quarterly cash dividend of $0.10 per share to common shareholders of record on December 2, 2008 to be paid on December 17, 2008.

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

(1)
economic conditions both nationwide and regionally, including availability and cost of credit, inflation rates, monetary policy, customer bankruptcies, weaker housing markets and a decrease in tourism, particularly in Southern Nevada, which could affect customer collections, customer demand and usage patterns;

(2)
changes in the rate of industrial, commercial and residential growth in the service territories of the Utilities, including the effect of weaker housing markets, which could affect the Utilities’ ability to accurately forecast electric and gas demand;

(3)
the ability and terms upon which SPR, NPC and SPPC will be able to access the capital markets to support their requirements for working capital, including amounts necessary for construction and acquisition costs and other capital expenditures, as well as to finance deferred energy costs, particularly in the event of: continued volatility in the global credit markets, unfavorable rulings by the Public Utilities Commission of Nevada (PUCN), untimely regulatory approval for utility financings, and/or a downgrade of the current debt ratings of SPR, NPC, or SPPC;

(4)
financial market conditions, including the effect of recent volatility in financial and credit markets, changes in availability and cost of capital, or interest rate fluctuations resulting from, among other things, the credit quality of bond insurers that guarantee certain series of the Utilities’ auction rate tax-exempt securities;

(5)
changes in actuarial assumptions, the interest rate environment and the actual return on plan assets for our pension plan, which can affect future funding obligations, costs and pension plan liabilities;

(6)
unseasonable weather, drought and other natural phenomena, which could affect the Utilities’ customers’ demand for power, could seriously impact the Utilities’ ability to procure adequate supplies of fuel or purchased power and the cost of procuring such supplies, and could affect the amount of water available for electric generating plants in the Southwestern United States;

(7)
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

(8)
changes in environmental laws or regulations, including the imposition of limits on emissions of carbon dioxide from electric generating facilities, which could significantly affect our existing operations as well as our construction program, especially the proposed Ely Energy Center;

(9)
construction risks, such as delays in permitting, changes in environmental laws, difficulty in securing adequate skilled labor, cost and availability of materials and equipment (including escalating costs for materials, labor and environmental compliance due to timing delays and other economic factors which may affect vendor access to capital), equipment failure, work accidents, fire or explosions, business interruptions, possible cost overruns, delay of in-service dates, and pollution and environmental damage;

(10)	whether the Utilities can procure sufficient renewable energy sources in each compliance year to satisfy the Nevada Portfolio Standard;

(11)
unfavorable or untimely rulings in rate cases filed or to be filed by the Utilities with the PUCN, including the periodic applications to recover costs for fuel and purchased power that have been recorded by the Utilities in their deferred energy accounts, and deferred natural gas costs recorded by SPPC for its gas distribution business;

(12)
wholesale market conditions, including availability of power on the spot market and the availability to enter into gas financial hedges with creditworthy counterparties, which affect the prices the Utilities have to pay for power as well as the prices at which the Utilities can sell any excess power;

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

(16)
changes in the business or power demands of the Utilities’ major customers, including those engaged in gold mining or gaming, which may result in changes in the demand for services of the Utilities, including the effect on the Nevada gaming industry of the opening of additional gaming establishments in California, other states and internationally;

(17)	employee workforce factors, including changes in and renewals of collective bargaining unit agreements, strikes or work stoppages; and

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

EXECUTIVE OVERVIEW

    Management’s Discussion and Analysis of Financial Condition and Results of Operations explains the general financial condition and the results of operations of Sierra Pacific Resources (SPR) and its two primary subsidiaries, Nevada Power Company (NPC) and Sierra Pacific Power Company (SPPC), collectively referred to as the “Utilities” (references to “we,” “us” and “our” refer to SPR (holding company) and the Utilities collectively).

    In September 2008, SPR announced that NPC and SPPC will do business under the name NV Energy.

    SPR also announced that it will seek shareholders' approval to amend its corporate charter to change its corporate name from Sierra Pacific Resources to NV Energy, Inc. subject to shareholders' approval at a special meeting called for November 19, 2008.  SPR would assume the new name at the time of such approval.

    The name change for NPC and SPPC unifies under a single brand a company that serves Nevada’s energy needs from north to south.  However, for purposes of financial reporting, rate filings, and contractual transactions, the corporate legal structures of SPR and the Utilities remains unchanged and will continue to be referred to as SPR, NPC, and SPPC.

    Management’s Discussion and Analysis of Financial Condition and Results of Operations consists primarily of the following:

    ▪  Results of Operations
    ▪  Analysis of Cash Flows
    ▪  Liquidity and Capital Resources
    ▪  Energy Supply (Utilities)
    ▪  Regulatory Proceedings (Utilities)

    SPR’s Utilities operate three regulated business segments which are NPC electric, SPPC electric and SPPC natural gas.  The Utilities are public utilities engaged in the generation, transmission, distribution and sale of electricity and, in the case of SPPC, sale of natural gas.  Other segment operations consist mainly of unregulated operations and the holding company operations.  The Utilities are the principal operating subsidiaries of SPR and account for substantially all of SPR’s assets and revenues.  SPR, NPC and SPPC are separate filers for SEC reporting purposes, and as such, this discussion has been divided to reflect the individual filers (SPR, NPC and SPPC), except for discussions that relate to all three entities or to both Utilities.

    For the three months ended September 30, 2008, SPR recognized net income applicable to common stock of $150.8 million compared to $152.2 million for the same period in 2007.  For the nine months ended September 30, 2008, SPR recognized net income applicable to common stock of $211.0 million compared to $194.0 million for the same period in 2007.  See SPR’s, NPC’s and SPPC’s respective Results of Operations for more details on the change in earnings.

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

2008 and Beyond Outlook

    In Southern Nevada, population growth continues, however at a much slower pace than in prior years.  As a result of economic conditions both regionally and nationally, Southern Nevada has experienced decreased activity in the real estate, construction and tourism markets.  Additionally, the recent credit and capital markets crisis will likely impact Nevada’s economy as major commercial and residential developments are delayed or potentially halted due to the inability to obtain or the high cost of credit and/or capital.  However, in Clark County, an increase of 25,000 hotel rooms is expected by 2010, and NPC’s load forecast projects growth of approximately 1% and 4% for the years 2009 and 2010, respectively.  The recent volatility in the global credit and financial markets has created an unprecedented level of uncertainty regarding future business conditions.  As a result, our management is continually focusing on and reevaluating our assessments, strategies and projections for factors such as customer growth, load forecasts, capital expenditures, rising fuel costs, access to capital markets, collections on accounts receivable and counterparty risk among other factors.  While management expects to maintain this process of continual reevaluation for the foreseeable future, it is not possible to predict how long current market volatility will continue or what its long-term effect will be on the economy in general or on our financial position or results of operations in particular.

    Despite current economic conditions, long-term energy needs continue to increase in the Western and Southwestern portions of the United States.  At the same time, however, the development of generating facilities by utility companies has decreased.  As a result, the cost of energy and natural gas continues to change with increased demand and the decline in the ability to meet those demands.  The economics of this situation coupled with variations in weather, the capabilities and limits on the Utilities, owned generating facilities, transmission constraints, regulations, and changes and potential changes in environmental laws are significant business issues for the Utilities.  As a result, the Utilities’ strategies, as evidenced by their most recent amendments to their Integrated Resource Plans (IRP), are aimed at reducing dependence on purchased power by the use of energy efficiency and conservation programs and diversifying fuel mix, including renewable energy and owning more generating facilities.

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

   Energy Efficiency and Conservation Programs

    A part of our strategy to reduce dependence on purchased power is to manage our resources against our load requirements with energy efficiency and conservation programs.  As such, the Utilities’ have committed to spending approximately $135 million from 2008-2010 towards increasing efficiency and qualified conservation programs.  NPC and SPPC have received PUCN approval of approximately $110.5 million and $29.8 million, respectively for the years 2008-2010, which will be deferred as a regulatory asset subject to prudency review by the PUCN.  The PUCN approval of the demand-side management (“DSM”) budget increase was a key step in expanding the energy savings yield from the DSM programs.

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

    Furthermore, the Portfolio Standard, discussed below, allows energy efficiency measures from qualified conservation programs to meet up to 25% of the Portfolio Standard.  A portfolio energy credit is created for each kWh of energy conserved by qualified energy efficiency programs.  Energy saved during peak demand hours earns double the portfolio energy credits.  In October 2008, the PUCN accepted the Utilities Portfolio Standard Annual Report for Compliance Year 2007 (the “Portfolio Report”).  In the Portfolio Report, the Utilities reported that through energy efficiency measures they achieved 60% of the allowable 25% that may be used to meet the Portfolio Standard.  In addition, NPC reported that it is in a position to achieve the maximum 25% in 2008.

   Purchase and Development of Renewable Energy Projects

    The Utilities have embarked on a strategy to invest in renewable energy that, along with purchased power contracts and an increase in DSM programs, will enhance the opportunity for the Utilities to fully meet the renewable energy portfolio standard (Portfolio Standard) as required by Nevada law.  The Utilities' compliance with the Portfolio Standard is dependent on the availability of renewable energy resources.  NPC’s current capital budget includes investing approximately $355 million for renewable energy projects through 2012.

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

    Nevada law requires providers of electric services to file an annual report that describes the level of compliance with the Portfolio Standard.  In the Utilities’ Portfolio Report NPC reported that with PUCN approval of a sale and purchase of SPPC’s excess non-solar portfolio credits (PCs), NPC met the non-solar Portfolio Standard.  SPPC reported compliance with the non-solar component of the Portfolio Standard.  However, due to the late commercial operation of planned solar facilities, the Utilities did not meet the solar portion of the Portfolio Standard.  Additionally, the report described the Utilities ongoing activities to reach full compliance with the Portfolio Standard in the near future.

    The PUCN issued its Order accepting the Utilities’ Portfolio Standard Annual Report for Compliance Year 2007 and accepted a stipulation that granted an exemption from meeting the Portfolio Standard.  In addition, because the Utilities took reasonable efforts to comply with the Portfolio Standard the PUCN waived any administrative fines or penalties for non-compliance.

    In May 2008, NPC re-filed its 7th amendment to its 2007-2026 Integrated Resource Plan with the PUCN (“2006 Resource Plan”).  Included in the amendment are renewable energy requests which seek approvals to acquire a 50% interest in a minimum 30 MW geothermal project (“Carson Lake Project”) and to construct a 6 MW Goodsprings Waste Heat Recovery Project at the compressor station on the Kern River Pipeline.  In July 2008, the PUCN approved the 7th amendment.  Both projects are scheduled for commercial operation in late 2010.  In August 2008, NPC filed its ninth amendment to its IRP.  In the amendment NPC seeks approval to establish a regulatory asset for the Carson Lake Project and related operating and maintenance costs, depreciation and return on the plant, until such time it is included in general rates.

   Construction of Generating Facilities

Ely Energy Center

    As discussed in more detail in the 2007 Form 10-K, included in the Utilities’ IRP and various amendments is the construction of the Ely Energy Center that consists of two 750 MW coal generation units to be located near Ely, Nevada and a 250-mile 500 kilovolt (kV) transmission line that would deliver electricity from the Ely Energy Center and from any possible future renewable resource projects in the area, as well as link NPC’s and SPPC’s transmission systems in the southern and northern portions of the state.  In May 2008, the Utilities filed amendments to their IRP’s.  Among other items, the Utilities requested permission to file the required IRP amendment regarding final approval of the Ely Energy Center in April 2010, after the issuance of required permits and bids for equipment and engineering, procurement and construction costs are obtained.  This request would give the Utilities a better opportunity to evaluate the feasibility of the Ely Energy Center for factors such as, but not limited to, the effects of construction costs, carbon dioxide and climate change legislation, commodity prices and electricity demand in Nevada.  However, in October 2008, the PUCN ruled certain information regarding the Ely Energy Center and other alternatives shall be provided in NPC’s 2009 IRP filing and SPPC’s corresponding amendment to its 2007 IRP.

Natural Gas Generating Units

    In 2006, SPPC began construction of a 541 MW gas fired high efficiency combined cycle generator at the Tracy Plant, which was completed in July 2008.  In 2007, NPC began the construction of 619 MWs of natural gas-fired combustion turbine peaking units at Clark Station.  The first block of approximately 206 MWs became commercially operable in July 2008 and the remaining two blocks are expected to be completed by the end of the fourth quarter of 2008.  Additionally, in 2007, NPC began construction of a 500 MW natural gas generating station at the existing Harry Allen Station which is expected to be operational by summer 2011.

    In October 2008, NPC purchased a 598 MW (nominally rated), natural gas fired combined cycle power plant, the Bighorn Power Plant (“Bighorn”), from Reliant Resources, Inc., for approximately $510 million, including costs for inventory and other closing costs and adjustments.  In NPC’s 8th amendment to its IRP, the PUCN approved the purchase of Bighorn and NPC will include the acquisition costs in its General Rate Case to be filed in December 2008.  Also approved by the PUCN in NPC’s 8th amendment to its IRP is the construction of the Harry Allen Station discussed above, and the approval to include the construction costs in rate base which allows NPC to earn a return on its investment prior to the time the plant becomes operational.

Management of Energy Risk

    For the remainder of 2008 and for the future, the Utilities have open positions resulting from the management of their portfolio of generation resources, load obligations, and purchased power and fuel contracts, due to unfolding developments in regional energy markets.  The risks associated with the open positions are addressed in various ways.  The Utilities implement a prudent strategy of piecemeal procurements transacted in regular intervals and completed before the start of the peak summer season.  This provides the Utilities with ample opportunities for optimizing their portfolio on a rolling basis in anticipation of changes in system conditions, load forecasts, and regional energy market fundamentals.  The Utilities also coordinate the planned maintenance schedules of their owned generating plants and transmission facilities with expectations of start dates of new generating plants or purchased power contracts.  In addition, in 2008 the Utilities received PUCN approval to implement a longer term sales program for non-peaking months.    The longer term sales program will allow the Utilities to sell their excess energy during non peak months on the open market.

Management of Environmental Matters

    The impact environmental laws can have on existing generating facilities and current and prospective capital construction projects include but are not limited to increased costs, closure of existing facilities, mandated equipment upgrades, and termination of the construction of facilities.  Environmental laws already affect the energy we buy as discussed above under Purchase and Development of Renewable Energy Projects.  For the remainder of 2008 and the next four years, NPC is projected to spend approximately $126.0 million on certain major environmental projects/upgrades.  Additionally, as discussed above, under Construction of Generating Facilities, Ely Energy Center, environmental laws will play a significant role in the construction of Ely Energy Center.

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

    Significant decisions or filings in 2008 include, but are not limited to, SPPC’s 2007 GRC, amendments to the Utilities’ IRPs, and the filing of NPC’s GRC in late 2008.  See Note 3, Regulatory Actions of the Condensed Notes to Financial Statements in this Form 10-Q.

Further Broaden Access to Capital

    In 2008, the Utilities have generated sufficient cash from operations to meet their operating needs and contribute to capital projects by managing recovery of deferred fuel and purchased power costs, reducing regulatory lag in recovery of costs and controlling costs.  Additionally, the Utilities have utililized their revolving credit facilities and issued sufficient amounts of debt to fund construction projects and the acquisition of Bighorn.  However significant amounts of capital may be necessary to fund existing and prospective construction projects, as well as volatile energy costs.  In response, in October 2008, NPC filed a financing application with the PUCN to increase and diversify our access to liquidity.  Furthermore, the recent credit and capital markets crisis has significantly tightened the availability of credit to many companies and increased the cost of borrowing generally.  As a result, SPR and the Utilities will continue to evaluate alternative access to capital.

As a result of economic conditions discussed earlier, the acquisition of Bighorn and the timing of certain projects, management reduced the Utilities’ 2008 through 2012 estimated cash construction requirement from that reported in the 2007 Form 10K.  The Utilities have reduced 2008 cash construction requirements by approximately $200 million.  Management currently estimates cash construction expenditures for the remainder of 2008 through 2012 to be approximately $5.5 billion.  Some of the major capital projects include the Ely Energy Center for $2.2 billion, Harry Allen for $631 million, renewable development for $355 million and environmental upgrades for $126 million.  Of these major projects approximately $1.0 billion has been approved by the PUCN.  Management is likely to meet such financial obligations with a combination of internally generated funds, the use of the Utilities’ revolving credit facilities, the issuance of long-term debt, and the issuance of equity by SPR.  If energy costs rise at a rapid rate and the Utilities do not recover the cost of fuel and purchased power in a timely manner, the Utilities may need to rely more on their revolving credit facilities, and if necessary, issue additional debt to support their operating costs or delay capital expenditures.

SIERRA PACIFIC RESOURCES

RESULTS OF OPERATIONS

Sierra Pacific Resources (Consolidated)

    The operating results of SPR primarily reflect those of NPC and SPPC, discussed later.  The holding company’s (stand alone) operating results included approximately $31.3 million and $31.9 million of interest costs for the nine months ended September 30, 2008 and 2007, respectively.

    During the three months ended September 30, 2008, SPR recognized net income applicable to common stock of approximately $150.8 million compared to $152.2 million for the same period in 2007.  The change was primarily due to an increase in interest on long term debt and a decrease in AFUDC.

    During the nine months ended September 30, 2008, SPR recognized net income applicable to common stock of approximately $211.0 million compared to $193.6 million for the same period in 2007.  The increase to net income applicable to common stock was primarily due to an increase in operating income as a result of NPC’s Base Tariff General Rates (BTGR), as a result of NPC’s 2006 GRC effective June 1, 2007 and SPPC’s 2007 GRC effective July 1, 2008 and an increase to AFUDC.  These increases were partially offset by higher interest charges on long term debt and income recognized in 2007 for approximately $7.2 million (net of taxes) as a result of the settlement with the PUCN regarding accrued interest on NPC’s 2001 deferred energy case, see Note 3, Regulatory Actions in the Notes to Financial Statements in the 2007 Form 10-K.

    As of September 30, 2008, NPC had paid $54.9 million in dividends to SPR and SPPC had paid $78.3 million in dividends to SPR.  On October 30, 2008, SPPC declared an additional $160 million dividend to SPR.

ANALYSIS OF CASH FLOWS

    Cash flows increased during the nine months ended September 30, 2008 compared to the same period in 2007 due to an increase in from financing activities and a decrease in cash used by investing activities, partially offset by a decrease in cash from operating activities.

    Cash From Operating Activities.  The decrease in cash from operating activities was primarily due to increases in energy costs in excess of the energy revenue collected in rates, expenditures for conservation programs, site studies and other regulatory activities in 2008.  The decrease was partially offset by the settlement with Calpine, prepaid transmission revenues and a reduction in funding for retirement plans.

    Cash Used By Investing Activities.  Cash used for investing activities decreased primarily due to the closing stages of major construction activity for the peaking units at Clark Station and the combined cycle natural gas power plant at the Tracy Generating Station which began in 2007 and 2006, respectively.

    Cash From Financing Activities.  Cash from financing activities increased primarily due to the issuance of NPC’s $500 million of 6.5% General and Refunding Mortgage Notes, Series S, due 2018, SPPC’s $250 million of its 5.45% General and Refunding Mortgage Notes, Series Q, due 2013 offset partially by debt redemption and higher dividend payments to SPR shareholders in 2008.

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

Available Liquidity as of September 30, 2008 (in millions)
	SPR	NPC	SPPC
Cash and Cash Equivalents	$229.1	$177.7	$29.3
Balance available on Revolving Credit Facility 1,2	N/A	585.4	313.2
	$229.1	$763.1	$342.5

1. NPC’s and SPPC’s available balance reflects management's estimate of a reduction of approximately $11.0 million and $18.0 million, respectively, as a result of the bankruptcy of a lending bank.
2. As of November 4, 2008, NPC and SPPC had approximately $232.2 million and $266.1 million available under their revolving credit facilities.

SPR and the Utilities attempt to maintain their cash and cash equivalents in highly liquid investments, such as United States treasury bills.  In addition to cash on hand and the Utilities’ revolving credit facilities, the Utilities may issue debt up to $665 million on a consolidated basis, subject to certain limitations discussed below and in the Utilities’ respective sections, to meet their respective financial obligations.

    SPR and the Utilities anticipate that they will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including the recovery of deferred energy, and the use of their revolving credit facilities.  To manage liquidity needs as a result of seasonal peaks in fuel requirements, SPR and the Utilities may use hedging activities.  In order to fund long-term capital requirements, SPR and the Utilities will likely meet such financial obligations with a combination of internally generated funds, the use of the Utilities’ revolving credit facilities, the issuance of long-term debt, and capital contributions from SPR from the issuance of equity by SPR.  In October 2008, NPC borrowed approximately $466.4 million from its revolving credit facility, along with cash on hand, to fund the approximately $510 million acquisition of the Bighorn Generating Facility from Reliant Resources.  NPC's management regularly evaluates whether NPC needs to increase its revolving credit facility.  However, as discussed earlier in the executive overview, the Utilities have reduced their capital expenditures for the remainder of 2008 and for 2009 as a result of current economic conditions.

    SPR has approximately $40.7 million payable of debt service obligations for 2008, of which $38.3 million was paid in the nine months ended September 30, 2008.  SPR intends to pay the remaining interest payments through dividends from subsidiaries.  (See “Factors Affecting Liquidity-Dividends from Subsidiaries” below).

    During the nine months ended September 30, 2008, there were no material changes to contractual obligations as set forth in SPR’s 2007 Form 10-K for SPR.  See NPC’s and SPPC’s respective sections for changes in contractual obligations.

Financing Transactions

Debt Repurchase

    In October 2008, SPR repurchased approximately $19 million of its 6.75% Senior Notes due 2017 from SPR’s cash on hand.  As of October 31, 2008, the remaining balance on the 6.75% Senior Notes is $191.5 million.

Factors Affecting Liquidity

   Effect of Holding Company Structure

    As of September 30, 2008, SPR (on a stand-alone basis) has outstanding debt and other obligations including, but not limited to: $63.7 million of its unsecured 7.803% Senior Notes due 2012; $210.5 million of its unsecured 6.75% Senior Notes due 2017; and $250 million of its unsecured 8.625% Senior Notes due 2014.

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

    As of September 30, 2008, SPR, NPC, SPPC and their subsidiaries had approximately $4.8 billion of debt and other obligations outstanding, consisting of approximately $3.0 billion of debt at NPC, approximately $1.3 billion of debt at SPPC and approximately $524 million of debt at the holding company and other subsidiaries.  Although SPR and the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, SPR and the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

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

 In addition, certain financing agreements entered into by the Utilities set restrictions on the amount of dividends they may declare and pay and restrict the circumstances under which such dividends may be declared and paid.  However, as a result of the recent credit rating upgrade of the Utilities’ secured debt to investment grade by Standard and Poor’s (S&P), these restrictions are suspended  and will no longer be in effect so long as the debt remains investment grade by both Moody’s and S&P.  See Credit Ratings below.

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

   Credit Ratings

    SPR, NPC and SPPC are rated by four Nationally Recognized Statistical Rating Organizations (NRSRO’s):  Dominion Bond Rating Service (DBRS), Fitch Ratings Ltd. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and S&P.  The secured debt of NPC and SPPC is rated investment grade by all four rating organizations.  As of October 31, 2008, the ratings are as follows:

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

    Credit Ratings of Bond Insurers

    Recent sub-prime mortgage issues have adversely affected the overall financial markets, generally resulting in increased interest rates, reduced access to the capital markets, and downgrades of bond insurers, among other negative matters.  The interest rates on certain issues of the Utilities’ auction rate securities of approximately $488 million as of September 30, 2008, are periodically reset through auction processes.  These securities are supported by bond insurance policies provided by either Ambac Financial Group (AMBAC), Financial Guaranty Insurance Company (FGIC), or MBIA, Inc. (MBIA) (collectively, the “Insurers”), and the interest rates on those securities are directly affected by the rating of the bond insurer due to, among other things, the impact that such ratings have on the success or failure of the auction process.  S&P’s and Moody’s ratings on these bonds are the higher of a bond issue's underlying rating and the Insurer's rating.  As of September 30, 2008, AMBAC’s and MBIA’s credit ratings were investment grade or above.  However, FGIC’s credit ratings were below investment grade.  As a result, the bonds insured by FGIC are currently rated at the investment grade ratings of the Utilities’ secured debt.  See Credit Ratings above.  The uncertainty with the Insurers' credit quality has had an impact on the Utilities’ interest costs for the first nine months of 2008.  With the ongoing review of the credit ratings of the Insurers, the Utilities are experiencing higher interest costs for these securities.

    In July and October 2008, NPC and SPPC converted portions of their auction rate securities to variable rate demand notes.  This conversion will likely result in higher interest charges compared to prior year, but lower than the failed auction rates for this tax exempt debt.  See Financing Transactions in NPC’s and SPPC’s Liquidity sections.  If higher interest rates continue on the remaining auction rate securities outstanding, the Utilities may seek to convert the debt to other short-term variable rate structures, term-put structures and/or fixed-rate structures.

Financial Covenants

Nevada Power Company and Sierra Pacific Power Company

    Each of NPC's $600 million Second Amended and Restated Revolving Credit Agreement and SPPC's $350 million Amended and Restated Revolving Credit Agreement, dated November 2005, and amended in April 2006, contains two financial maintenance covenants.  The first requires the Utility to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  The second requires the Utility to maintain a ratio of consolidated cash flow to consolidated interest expense, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters, not to be less than 2.0 to 1.  As of September 30, 2008 both Utilities were in compliance with these covenants.

Ability to Issue Debt

    Certain debt of SPR places restrictions on debt incurrence, liens and dividends, unless, at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for SPR’s most recently ended four quarter period on a pro forma basis is at least 2 to 1.  Under this covenant restriction, as of September 30, 2008, SPR would be allowed to incur up to $665 million of additional indebtedness on a consolidated basis.

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

Nevada Power Company

    Ability to Issue Debt

    NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements, and the terms of certain SPR debt.  As of September 30, 2008, NPC had approximately $1.1 billion of PUCN financing authority.  On October 20, 2008, NPC filed a financing application with the PUCN, requesting approximately $1.25 billion of additional long-term financing authority.

    So long as NPC’s debt containing financial covenants remains investment grade by both Moody’s and S&P, the restrictions contained in those debt agreements are suspended.  However,  NPC is limited by SPR’s cap on additional consolidated indebtedness of $665 million.  Notwithstanding this restriction under the terms of SPR’s debt, in addition to this amount, NPC would also be permitted to incur debt, including, but not limited to obligations incurred to finance property construction or improvements, certain intercompany indebtedness, or indebtedness incurred to finance capital expenditures, pursuant to its integrated resource plan. NPC and SPPC would also be permitted to incur a combined total of up to $500 million in indebtedness and letters of credit under their respective revolving credit facilities.

    Since SPR’s debt covenant limitations are calculated on a consolidated basis, SPR’s debt covenant limitations may allow for higher or lower borrowings than $665 million, depending on the Utilities combined usage of their revolving credit facilities at the time of the covenant calculations.

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

    As of September 30, 2008, $3.3 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue an additional $536 million of General and Refunding Mortgage Securities as of September 30, 2008.

    NPC also has the ability to release property from the lien of the mortgage indenture on the basis of net property additions, cash and/or retired bonds.  To the extent NPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of securities issuable under that indenture.  See the 2007 Form 10-K for additional information.

Sierra Pacific Power Company

    Ability to Issue Debt

    SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements, and the terms of certain SPR debt.  As of September 30, 2008, SPPC had approximately $495 million of PUCN financing authority.

So long as SPPC’s debt containing financial covenants remains investment grade by both Moody’s and S&P, the restrictions contained in those debt agreements are suspended.  However,  SPPC is limited by SPR’s cap on additional consolidated indebtedness of $665 million.  Notwithstanding this restriction under the terms of SPR’s debt, in addition to this amount, SPPC would also be permitted to incur debt, including, but not limited to obligations incurred to finance property construction or improvements, certain intercompany indebtedness, or indebtedness incurred to finance capital expenditures, pursuant to its integrated resource plan. NPC and SPPC would also be permitted to incur a combined total of up to $500 million in indebtedness and letters of credit under their respective revolving credit facilities.

    Since SPR’s debt covenant limitations are calculated on a consolidated basis, SPR’s debt covenant limitations may allow for higher or lower borrowings than $665 million, depending on the Utilities combined usage of their revolving credit facilities at the time of the covenant calculations.

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

    As of September 30, 2008, $1.7 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue an additional $539 million of General and Refunding Mortgage Securities as of September 30, 2008.

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

Pension Plans

    Due to recent market conditions and the decline in the fair value of pension plan assets, the funding status of our pension plan in 2009 is likely to deteriorate as compared to 2008.  The final determination of pension plan contributions for 2009 and future periods is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets and changes in actuarial assumptions (in particular the discount rate used in determining the projected benefit obligation).  We believe that we have adequate liquidity to meet our pension plan funding obligations for 2009.

NEVADA POWER COMPANY

RESULTS OF OPERATIONS

    NPC recognized net income of $124.3 million during the three months ended September 30, 2008 compared to net income of $133.1 million for the same period in 2007.  During the nine months ended September 30, 2008, NPC recognized net income of approximately $165.5 million compared to net income of approximately $161.3 million for the same period in 2007.

    During the nine months ended September 30, 2008, NPC paid $54.9 million in dividends to SPR.

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

    The components of gross margin were (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2008	2007	Prior Year %	2008	2007	Prior Year %
Operating Revenues:
Electric	$826,825	$894,226	-7.5%	$1,866,220	$1,887,499	-1.1%

Energy Costs:
Purchased power	319,324	313,487	1.9%	577,161	584,797	-1.3%
Fuel for power generation	240,027	166,284	44.3%	613,968	471,142	30.3%
Deferral of energy costs-net	(80,191)	54,868	-246.2%	(44,107)	149,531	-129.5%
	$479,160	$534,639	-10.4%	$1,147,022	$1,205,470	-4.8%

Gross Margin	$347,665	$359,587	-3.3%	$719,198	$682,029	5.4%

    Gross margin decreased for the three months ended September 30, 2008 compared to the same period in 2007 primarily due to a decrease in customer usage due to cooler weather and a change in customer usage patterns, partially offset by an increase in customer growth.  Gross margin increased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to an increase in Base Tariff General Rates (BTGR) as a result of NPC’s 2006 GRC, effective June 1, 2007 and increased customer growth, partially offsetting these increases was a decrease in customer usage primarily due to cooler weather.

    The causes of significant changes in specific lines comprising the results of operations are provided below (dollars in thousands except for amounts per unit):

Electric Operating Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2008	2007	Prior Year %	2008	2007	Prior Year %
Electric Operating Revenues:
Residential	$435,986	$475,201	-8.3%	$887,173	$921,510	-3.7%
Commercial	134,391	147,821	-9.1%	362,850	365,854	-0.8%
Industrial	228,141	242,963	-6.1%	537,930	535,309	0.5%
Retail revenues	798,518	865,985	-7.8%	1,787,953	1,822,673	-1.9%
Other	28,307	28,241	0.2%	78,267	64,826	20.7%
Total Revenues	$826,825	$894,226	-7.5%	$1,866,220	$1,887,499	-1.1%

Retail sales in thousands
Of megawatt-hours (MWh)	7,413	7,502	-1.2%	16,952	17,283	-1.9%

Average retail revenue per MWh	$107.72	$115.43	-6.7%	$105.47	$105.46	0.0%

           NPC’s retail revenues decreased for the three and nine months ended September 30, 2008 as compared to the same period in 2007 due to decreases in retail rates and decreases in customer usage due to cooler summer weather and changes in customer usage patterns.  Retail rates decreased as a result of NPC’s various Base Tariff Energy Rate (BTER) quarterly cases (see Note 3, Regulatory Actions in the condensed Notes to the Financial Statements).  Average residential, commercial, and industrial customers increased by 0.4%, 2.5% and 4.6%, respectively for the three months ended September 30, 2008.  Average residential, commercial, and industrial customers increased by 0.9%, 2.9% and 3.9%, respectively for the nine months ended September 30, 2008.

    Electric Operating Revenues – Other was comparable for the three months ended September 30, 2008 compared to the same period in 2007.

    Electric Operating Revenues – Other increased for the nine months ended September 30, 2008, compared to the same period in 2007.  The increase is primarily due to the elimination of the reclassification of revenues associated with Mohave, as a result of NPC’s 2006 GRC, which in 2007 were reclassified to Other Regulatory Assets as a result of the shut down of the Mohave Generating Station.  For further discussion on Mohave refer to Note 1, Summary of Significant Accounting Policies in the Notes to Financial Statements in the 2007 Form 10-K.  Also contributing to the increase was transmission related revenue as a result of the Calpine settlement, as discussed further in Note 5, Commitments and Contingencies.

Energy Costs

    Energy Costs include Purchased Power and Fuel for Generation.  Energy costs are dependent upon several factors which may vary by season or period.  As a result, NPC’s usage and average cost per MWh of purchased power versus fuel for generation to meet demand can vary significantly.  Factors that may affect energy costs include, but are not limited to:

•	Weather
•	Generation efficiency
•	Plant outages
•	Total system demand
•	Resource constraints
•	Transmission constraints
•	Natural gas constraints
•	Long term contracts; and
•	Mandated power purchases

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2008	2007	Prior Year %	2008	2007	Prior Year %

Energy Costs	$559,351	$479,771	16.6%	$1,191,129	$1,055,939	12.8%
Total System Demand	7,723	7,841	-1.5%	17,872	18,327	-2.5%
Average cost per MWh	$72.43	$61.19	18.4%	$66.65	$57.62	15.7%

    For the three and nine months ended September 30, 2008, energy costs and the average cost per MWh increased primarily due to higher natural gas prices.  Total system demand decreased primarily due to a decrease in customer usage as a result of cooler weather and a change in customer usage patterns.

Purchased Power

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2008	2007	Prior Year %	2008	2007	Prior Year %

Purchased Power	$319,324	$313,487	1.9%	$577,161	$584,797	-1.3%

Purchased Power in thousands
of MWhs	3,406	3,648	-6.6%	6,435	7,200	-10.6%
Average cost per MWh of
purchased power	$93.75	$85.93	9.1%	$89.69	$81.22	10.4%

    Purchased power costs increased for the three months ended September 30, 2008 compared to the same period in 2007 primarily due to higher natural gas prices.  Purchased power costs decreased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to a decrease in volume partially offset by higher natural gas prices.  MWhs decreased for the three and nine months ended September 30, 2008 compared to the same period in 2007 primarily due to an increase in the reliance on internal generation and a decrease in total system demand.  The average cost per MWh of purchased power increased for the three and nine months ended September 30, 2008 compared to the same period in 2007 primarily due to higher natural gas prices partially offset by a decrease in fixed capacity charges and cost of hedging instruments.

Fuel For Power Generation

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2008	2007	Prior Year %	2008	2007	Prior Year %

Fuel for power generation	$240,027	$166,284	44.3%	$613,968	$471,142	30.3%

Thousands of MWhs generated	4,317	4,193	3.0%	11,437	11,127	2.8%
Average fuel cost per MWh of
generated power	$55.60	$39.66	40.2%	$53.67	$42.34	26.8%

Fuel for power generation costs and the average cost per MWh increased for the three and nine months ended September 30, 2008 primarily due to higher natural gas prices partially offset by a decrease in the cost of hedging instruments.  Volume increased for the three and nine months ended September 30, 2008 due to greater reliance on internal generation.

Deferral of Energy Costs - Net

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	Change from Prior Year %	2008	2007	Change from Prior Year %

Deferred energy costs - net	$(80,191)	$54,868	-246.2%	$(44,107)	$149,531	-129.5%

    Deferral of energy costs – net represents the difference between actual fuel and purchased power costs incurred during the period and amounts recovered through current rates.  To the extent actual costs exceed amounts recovered through current rates, the excess is recognized as a reduction in costs.  Conversely to the extent actual costs are less than amounts recovered through current rates, the difference is recognized as an increase in costs.  Deferral of energy costs – net also include the current amortization of fuel and purchased power costs previously deferred.  Reference Note 1, Summary of Significant Accounting Policies, of the Condensed Notes to Financial Statements for further detail of deferred energy balances.

    Amounts for the three months ended September 30, 2008 and 2007 include amortization of deferred energy costs of $37.7 million and $73.0 million, respectively; and an under-collection of amounts recoverable in rates of $115.9 million in 2008 and $18.2 million in 2007.  Amounts for the nine months ended September 30, 2008 and 2007 include amortization of deferred energy costs of $123.9 million and $137.8 million, respectively; and an under-collection of amounts recoverable in rates of $168 million in 2008 and an over-collection of $11.8 million in 2007.  Amortization for both the three and six month periods include amounts for the western energy crisis rate case and the reinstatement of deferred energy as discussed in Note 3, Regulatory Actions, of Notes to Financial Statements in NPC’s 2007 Form 10-K.

Allowance for Funds Used During Construction (AFUDC)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change from Prior Year %	2008	2007	Change from Prior Year %

Allowance for other funds
used during construction	$6,543	$4,701	39.2%	$21,093	$11,046	91.0%

Allowance for borrowed funds used during construction	$5,128	$3,936	30.3%	$16,503	$9,189	79.6%
	$11,671	$8,637	35.1%	$37,596	$20,235	85.8%

    AFUDC increased for the three and nine months ended September 30, 2008 compared to the same period in 2007 primarily due to an increase in Construction Work-In-Progress (CWIP) associated with the construction of the Clark Peaking Units.  One block was placed in service in July 2008 and the remaining two blocks are scheduled for completion in the fourth quarter of 2008.

Other (Income) and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change from Prior Year %	2008	2007	Change from Prior Year %

Other operating expense	$69,432	$61,400	13.1%	$189,144	$167,401	13.0%
Maintenance expense	$12,469	$16,360	-23.8%	$42,727	$54,143	-21.1%
Depreciation and amortization	$37,902	$38,151	-0.7%	$120,855	$112,745	7.2%
Interest charges on long-term debt	$46,662	$41,955	11.2%	$129,283	$123,029	5.1%
Interest charges-other	$6,737	$5,876	14.7%	$17,952	$18,315	-2.0%
Interest accrued on deferred energy	$(2,803)	$(4,573)	-38.7%	$(5,681)	$(11,849)	-52.1%
Carrying charge for Lenzie	-	-	N/A	-	$(16,080)	N/A
Reinstated interest on deferred energy	-	-	N/A	-	$(11,076)	N/A
Other income	$(4,116)	$(2,315)	77.8%	$(12,970)	$(10,345)	25.4%
Other expense	$2,028	$1,346	50.7%	$5,045	$8,772	-42.5%

    Other operating expense increased for the three months ended September 30, 2008, compared to the same period in 2007, primarily due to an increase in reserves for uncollectible accounts of approximately $4.5 million, change in account classifications of chemical costs from maintenance expense in 2007 to operating expense in 2008, costs associated with the recently approved Union contract, partially offset by billing adjustments during the period to NPC’s operating partner for Reid Gardner IV.

    Other operating expense increased for the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to the reversal of a reserve established for Enron legal fees in 2007.  In March 2007, the PUCN granted recovery of these expenses, see Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2007 Form 10-K for further discussion.  Additionally, in 2007 certain consulting fees were reclassified to regulatory asset reducing expense in 2007.  Also contributing to the increase in other operating expenses were increased costs for regulatory amortizations in 2008 as compared to the same period in 2007, as well as an increase in reserves for uncollectible accounts and other factors as mentioned above.

    Maintenance expense decreased for the three months ended September 30, 2008, compared to the same period in 2007, primarily due to billing adjustments during the period to NPC’s operating partner for Reid Gardner IV, partially offset by a change in account classification of chemical costs from maintenance expense in 2007 to operating expense in 2008.

    Maintenance expense decreased for the nine months ended September 30, 2008, compared to the same period in 2007 due to planned maintenance costs for Lenzie and a forced outage at Harry Allen in 2007.

    Depreciation and amortization expenses decreased during the three months ended September 30, 2008, compared to the same periods in 2007, primarily as a result of a deferred tax adjustment for the Temporary Renewable Energy Development trust (“TRED trust”) partially offset by increases to plant-in-service.

    Depreciation and amortization expenses increased during the nine months ended September 30, 2008, compared to the same periods in 2007, primarily as a result of depreciation expense related to Lenzie, beginning June 2007 as a result of NPC’s 2006 GRC.  The increase was partially offset by the deferred tax adjustment discussed above.

    Interest charges on Long-Term Debt increased for the three and nine months ended September 30, 2008, as compared to the same period in 2007, primarily due to the issuance of $500 million Series S General and Refunding Mortgage Notes in July 2008 and higher interest rates on variable rate debt.  See Note 6, Long-Term Debt of the Notes to Financial Statements in the 2007 10-K for additional information regarding long-term debt and Note 4, Long-Term Debt, of the Condensed Notes to Financial Statements in this Form 10-Q.

    Interest charges-other increased for the three months ended September 30, 2008, as compared to the same period in 2007, due to interest expense associated with refunds for construction advances in 2008.  Interest charges-other decreased for the nine months ended September 30, 2008, as compared to the same period in 2007, due to lower interest associated with customer transmission deposits, partially offset by interest expense associated with refunds for construction advances, higher amortization costs related to new debt issues, and interest expense related to new leases in 2008.

    Interest accrued on deferred energy costs decreased for the three months ended September 30, 2008, as compared to the same period in 2007, due to lower deferred energy balances.  Interest accrued on deferred energy costs decreased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to lower deferred energy balances, partially offset by carrying charges associated with NPC’s Western Energy Crisis Rate Case, which began June 1, 2007.  See Note 1, Summary of Significant Accounting Policies, of the Condensed Notes to Financial Statements for further details of deferred energy balances.

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

    Other income increased during the three months ended September 30, 2008, as compared to the same period in 2007 primarily due to carrying charges on energy conservation programs.  Other income increased during the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to carrying charges on energy conservation programs and the gain from the settlement with Calpine, and the subsequent gain on sale of the stock received, as discussed further in Note 6, Commitments and Contingencies in the Consolidated Notes to Financial Statements.  This income was partially offset by lower interest income in 2008.

    Other expense increased during the three months ended September 30, 2008, as compared to the same period in 2007, due to higher advertising costs in 2008.  Other expense decreased during the nine months ended September 30, 2008, as compared to the same period in 2007, due to costs in 2007 associated with the Energy Savings Project for the Clark County School District, as agreed upon in the Reid Gardner Consent Decree discussed in Note 13, Commitments and Contingencies of the Notes to Financial Statements in the 2007 Form 10-K.

ANALYSIS OF CASH FLOWS

    Cash flows increased during the nine months ended September 30, 2008 compared to the same period in 2007 due to a decrease in cash used for investing activities and an increase in cash from financing activities, offset partially by a decrease in cash from operating activities.

Cash From Operating Activities.  The decrease in cash from operating activities was due primarily to increases in energy costs in excess of the energy revenue collected in rates, an increase in expenditures for conservation programs, site studies and other regulatory activities in 2008 and a prepayment of tax obligations.  The decrease was partially offset by the settlement with Calpine, a reduction in funding for retirement plans and prepaid transmission revenue.

Cash Used By Investing Activities.  Cash used by investing activities decreased primarily due to the closing stages of major construction activity for the peaking units at Clark Station, which began in 2007, and a reduction in construction for infrastructure.

Cash From Financing Activities.  Cash from financing activities increased due to the proceeds from the issuance of $500 million of 6.5% General and Refunding Mortgage Notes, Series S, due 2018 and an investment of $133 million by SPR, partially offset by higher dividends paid to SPR.

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

Available Liquidity as of September 30, 2008 (in millions)

Cash and Cash Equivalents	$177.7
Balance available on Revolving Credit Facility (1)(2)	$585.4

$763.1

(1) The available balance reflects management's estimate of a reduction of approximately $11 million as a result of the bankruptcy of a lending bank.
(2) As of November 4, 2008, NPC had approximately $232.2 million available under its revolving credit facility.

NPC attempts to maintain its cash and cash equivalents in highly liquid investments, such as United States treasury bills.  In addition to cash on hand and the revolving credit facility, NPC may issue debt up to $665 million on a consolidated basis, subject to certain limitations discussed below.

For the nine months ended September 30, 2008, SPR contributed capital to NPC of approximately $133 million for general corporate purposes.  For the nine months ended September 30, 2008, NPC paid dividends to SPR of $54.9 million.

NPC anticipates that it will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including the recovery of deferred energy and the use of its revolving credit facility.  To manage liquidity needs as a result of seasonal peaks in fuel requirements, NPC may use hedging activities.  In order to fund long-term capital requirements, NPC will likely meet such financial obligations with a combination of internally generated funds, the use of the revolving credit facility, the issuance of long-term debt, and capital contributions from SPR.  In October 2008, NPC borrowed approximately $466.4 million from its revolving credit facility, along with cash on hand, to fund the approximately $510 million acquisition of the Bighorn Generating Facility from Reliant Resources.  As discussed earlier in the executive overview, NPC has reduced its capital expenditures for the remainder of 2008 and for 2009 as a result of current economic conditions.

Detailed below and included in financing transactions are material changes to contractual obligations as set forth in NPC’s 2007 Form 10-K.  In April 2008, NPC entered into a Purchase Agreement with Reliant Resources, for the Bighorn Power Plant, a 598 MW (nominally rated), natural gas fired combined cycle facility, for approximately $510 million.  As stated above, this agreement was consummated in October.  Along with the purchase, NPC assumed a long-term service agreement related to Bighorn.  In June 2008, NPC entered into an equipment contract for approximately $43.5 million related to the construction of Harry Allen.  Additionally, in October 2008, NPC entered into an equipment, procurement and construction contract for Harry Allen for approximately $416.8 million.

Financing Transactions

General and Refunding Mortgage Notes, Series S

In July 2008, NPC issued and sold $500 million of its 6.5% General and Refunding Mortgage Notes, Series S, due 2018.  The net proceeds of the issuance were used to repay $270 million of amounts outstanding under NPC’s revolving credit facility and for general corporate purposes.

Redemption Notice

    On July 15, 2008, NPC provided a notice of redemption to the holders of all of its remaining 9.00% General and Refunding Mortgage Notes, Series G, for approximately $17.2 million.  The notes were redeemed on August 15, 2008, at 104.50% of the stated principal amount, plus accrued interest to the date of redemption.  NPC used available cash on hand to redeem these notes.

Conversion of Coconino County Pollution Control Refunding Revenue Bonds and Clark County Pollution Control Revenue Bonds

    In July 2008, NPC converted the $13 million principal amount Coconino County, Arizona Pollution Control Refunding Revenue Bonds Series 2006B bonds, due 2039 and the $15 million principal amount Clark County Nevada Pollution Control Revenue Bonds, Series 2000B due 2009, (collectively, the “Bonds”) from auction rate securities to variable rate demand notes.  The purpose of these conversions was to reduce interest costs and volatility associated with these Bonds.  NPC purchased 100% of the Bonds with the use of its revolving credit facility and available cash, and are the sole holder of the Bonds until such time as NPC determines to reoffer the Pollution Control Bonds to investors.  The Bonds remain outstanding and have not been retired or cancelled.  However, as NPC is the sole holder of the Bonds, for financial reporting purposes the investment in the Bonds and the indebtedness will be offset for presentation purposes.

Factors Affecting Liquidity

 Financial Covenants

    NPC's $600 million Second Amended and Restated Revolving Credit Agreement dated November 2005, and amended in April 2006, contains two financial maintenance covenants.  The first requires NPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  The second requires NPC to maintain a ratio of consolidated cash flow to consolidated interest expense, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters, not to be less than 2.0 to 1.  As of September 30, 2008, NPC was in compliance with these covenants.

Ability to Issue Debt

    NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements, and the terms of certain SPR debt.  As of September 30, 2008, NPC had approximately $1.1 billion of PUCN financing authority.  On October 20, 2008, NPC filed a financing application with the PUCN, requesting approximately $1.25 billion of additional long-term financing authority.

    So long as NPC’s debt containing financial covenants remains investment grade by both Moody’s and S&P, the restrictions contained in those debt agreements are suspended.  However,  NPC is limited by SPR’s cap on additional consolidated indebtedness of $665 million.  Notwithstanding this restriction under the terms of SPR’s debt, in addition to this amount, NPC would also be permitted to incur debt, including, but not limited to obligations incurred to finance property construction or improvements, certain intercompany indebtedness, or indebtedness incurred to finance capital expenditures, pursuant to its integrated resource plan. NPC and SPPC would also be permitted to incur a combined total of up to $500 million in indebtedness and letters of credit under their respective revolving credit facilities.

    Since SPR’s debt covenant limitations are calculated on a consolidated basis, SPR’s debt covenant limitations may allow for higher or lower borrowings than $665 million, depending on the Utilities combined usage of their revolving credit facilities at the time of the covenant calculations.

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

    As of September 30, 2008, $3.3 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue an additional $536 million of General and Refunding Mortgage Securities as of September 30, 2008.

    NPC also has the ability to release property from the lien of the mortgage indenture on the basis of net property additions, cash and/or retired bonds.  To the extent NPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of securities issuable under that indenture.  See the 2007 Form 10-K for additional information.

Credit Ratings

    NPC’s debt is rated investment grade by four Nationally Recognized Statistical Rating Organizations: DBRS, Fitch, Moody’s and S&P.  As of October 31, 2008, the ratings are as follows:

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

    Credit Ratings of Bond Insurers

Recent sub-prime mortgage issues have adversely affected the overall financial markets, generally resulting in increased interest rates, reduced access to the capital markets, and downgrades of bond insurers, among other negative matters.  The interest rates on certain issues of NPC’s auction rate securities of approximately $179.5 million, as of September 30, 2008, are periodically reset through auction processes.  These securities are supported by bond insurance policies provided by either AMBAC or FGIC and the interest rates on those securities are directly affected by the rating of the bond insurer due to, among other things, the impact that such ratings have on the success or failure of the auction process.  S&P’s and Moody’s ratings on these bonds are the higher of a bond issue's underlying rating and the Insurer's rating.  As of September 30, 2008, AMBAC’s credit rating was investment grade.  However, FGIC’s credit ratings were below investment grade.  As a result, the bonds insured by FGIC are currently rated at the investment grade rating of NPC’s secured debt.  See Credit Ratings above.

The uncertainty with the Insurers' credit quality has had an impact on NPC’s interest costs for the nine months ended September 30, 2008.  With the ongoing review of the credit ratings of the Insurers, NPC is experiencing higher interest costs for these securities, with interest rates on these bonds during the third quarter 2008, ranging from a low of 4.92% to a high of 10.20%, and a low of 4.10% to a high of 10.20% for the nine months ended September 30, 2008, with a weighted average interest rate of 5.88% for the nine months ended September 30, 2008.

In July 2008, NPC converted the Coconino County Arizona Pollution Control Revenue Bonds, Series 2006B, and the Clark County Pollution Control Revenue Bonds, Series 2000B from auction rate securities to variable rate demand notes.  This conversion will likely result in higher interest charges compared to prior year, but lower than the failed auction rates for this tax exempt debt.  See Financing Transactions above.  If higher interest rates continue on the remaining auction rate securities outstanding, NPC may seek to convert the debt to other short-term variable rate structures, term-put structures and/or fixed-rate structures.

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

SIERRA PACIFIC POWER COMPANY

RESULTS OF OPERATIONS

    SPPC recognized net income of $32.9 million for the three months ended September 30, 2008 compared to net income of $25.6 million for the same period in 2007.  During the nine months ended September 30, 2008, SPPC recognized net income of approximately $68.1 million compared to $57.5 million for the same period in 2007.

During the nine months ended September 30, 2008, SPPC paid $78.3 million in dividends to SPR.  On October 30, 2008, SPPC declared a dividend to SPR of $160 million.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2008	2007	Prior Year %	2008	2007	Prior Year %
Operating Revenues:
Electric	$271,919	$290,979	-6.6%	$758,612	$789,214	-3.9%
Gas	19,379	20,839	-7.0%	137,125	137,337	-0.2%
	$291,298	$311,818	-6.6%	$895,737	$926,551	-3.3%

Energy Costs:
Purchased power	$64,005	$96,980	-34.0%	$251,474	$266,599	-5.7%
Fuel for power generation	92,845	71,896	29.1%	211,137	187,250	12.8%
Deferral of energy costs-electric-net	(9,384)	11,792	-179.6%	(12,572)	44,423	-128.3%
Gas purchased for resale	13,760	11,661	18.0%	108,288	103,169	5.0%
Deferral of energy costs-gas-net	(725)	2,594	-127.9%	(2,296)	4,203	-154.6%
	$160,501	$194,923	-17.7%	$556,031	$605,644	-8.2%

Energy Costs by Segment:
Electric	$147,466	$180,668	-18.4%	$450,039	$498,272	-9.7%
Gas	13,035	14,255	-8.6%	105,992	107,372	-1.3%
	$160,501	$194,923	-17.7%	$556,031	$605,644	-8.2%

Gross Margin by Segment:
Electric	$124,453	$110,311	12.8%	$308,573	$290,942	6.1%
Gas	6,344	6,584	-3.6%	31,133	29,965	3.9%
	$130,797	$116,895	11.9%	$339,706	$320,907	5.9%

Electric gross margin increased for the three and nine months ended September 30, 2008 compared to the same period in 2007 primarily due to an increase in BTGR as a result of SPPC’s 2007 GRC, effective July 1, 2008 and an increase in customer growth.  Partially offsetting the increase was a decrease in customer usage primarily due to milder weather.

Gas gross margin decreased for the three months ended September 30, 2008 compared to the same period in 2007 primarily due to a decrease in customer growth, partially offset by an increase in customer usage.  Gas gross margin increased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to an increase in customer usage as a result of colder temperatures, partially offset by a decrease in customer growth.

The causes of significant changes in specific lines comprising the results of operations are provided below (dollars in thousands except for amounts per unit):

Electric Operating Revenue

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from Prior Year %			Change from Prior Year %
	2008	2007		2008	2007
Electric operating revenues:
Residential	$96,558	$93,353	3.4%	$256,726	$251,709	2.0%
Commercial	108,596	111,701	-2.8%	289,327	294,574	-1.8%
Industrial	59,163	77,816	-24.0%	187,942	219,690	-14.5%
Retail revenues	264,317	282,870	-6.6%	733,995	765,973	-4.2%
Other	7,602	8,109	6.3%	24,617	23,241	5.9%
Total revenues	$271,919	$290,979	-6.6%	$758,612	$789,214	-3.9%

Retail sales in thousands
of megawatt-hours (MWh)	2,339	2,394	-2.3%	6,537	6,632	-1.4%

Average retail revenue per MWh	$113.00	$118.16	-4.4%	$112.28	$115.50	-2.8%

Retail revenues decreased for the three and nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to lower industrial revenue, decreases in retail rates, and decreased customer usage due to cooler summer temperatures.  Industrial revenues decreased primarily due to a new retail service agreement with Newmont Mining Corporation (Newmont) beginning in June 2008 and the transition of two large industrial customers to distribution only service and standby service during the second quarter of 2007.  Retail rates decreased as a result of SPPC’s various Base Tariff Energy Rate (BTER) quarterly cases and the annual Deferred Energy case but were partially offset by increased Base Tariff General Rates (BTGR) as a result of the general rate case effective July 1, 2008 (see Note 3, Regulatory Actions of the Condensed Notes to Financial Statements).  The average number of residential, commercial, and industrial customers increased by 0.3%, 1.2%, and 9.7% respectively, for the three months ended September 30, 2008.  The average number of residential, commercial and industrial customers increased by 0.7%, 2.0%, and 4.5% respectively for the nine months ended September 30, 2008.

In 2007, SPPC and Newmont entered into a wholesale power sale agreement and a new form of retail service, whereby Newmont will sell the electrical output from it’s generating plant to SPPC for at least 15 years under a long-term wholesale purchase power agreement and remain a retail customer of SPPC during at least that period under the terms of the retail service agreement and pursuant to a new rate schedule.  The terms of these contracts became effective on June 1, 2008, at which point Newmont moved to a new retail service agreement at a reduced energy rate, which resulted in decreased electric revenues.

Electric Operating Revenues – Other decreased for the three months ended September 30, 2008 compared to the same period in 2007 primarily due to a decrease in charges related to the departure of Barrick Gold from SPPC’s system.

Electric Operating Revenues – Other increased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to increased transmission wheeling revenues partially offset by decreases in charges related to the departure of Barrick Gold from SPPC’s system.

Gas Operating Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2008	2007	Prior Year %	2008	2007	Prior Year %
Gas operating revenues:
Residential	$10,269	$11,384	-9.8%	$79,074	$76,592	3.2%
Commercial	4,885	5,415	-9.8%	37,768	37,255	1.4%
Industrial	1,873	2,600	-28.0%	13,726	13,605	0.9%
Retail revenues	17,027	19,399	-12.2%	130,568	127,452	2.4%
Wholesale revenue	1,858	943	97.0%	4,663	7,922	-41.1%
Miscellaneous	494	497	-0.6%	1,894	1,963	-3.5%
Total revenues	$19,379	$20,839	-7.0%	$137,125	$137,337	-0.2%

Retail sales in thousands
of decatherms	1,231	1,318	-6.6%	10,420	9,797	6.4%

Average retail revenue per decatherm	$13.83	$14.72	-6.0%	$12.53	$13.01	-3.7%

Retail gas revenues decreased for the three months ended September 30, 2008 as compared to the same period in the prior year primarily due to decreased retail rates and decreases in customer usage due to warmer 2008 fall temperatures.  Retail rates decreased as a result of SPPC’s 2007 and 2008 Natural Gas and Propane Deferred Rate Case and BTER updates.  See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2007 Form 10-K and Note 3, Regulatory Actions of the Condensed Notes to Financial Statements.  Average retail customers increased by 1.4%.

Retail gas revenues increased for the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to colder winter temperatures and retail customer growth in 2008.  The average number of retail customers increased by 1.0% for the nine months ended September 2008.  These increases were partially offset by decreased retail rates as a result of SPPC’s 2007 and 2008 Natural Gas and Propane Deferred Rate Case and BTER updates.

Wholesale revenue increased for the three month period ended September 30, 2008, compared to the same period in 2007 primarily due to increased availability of gas for wholesale sales.  However, wholesale revenues for the nine months ended September 30, 2008, decreased compared to prior year primarily due to decreased availability of gas for wholesale sales during the first quarter of 2008.

Energy Costs

    Energy Costs include Purchased Power and Fuel for Generation.  These costs are dependent upon many factors which may vary by season or period.  As a result, SPPC’s usage and average cost per MWh of Purchased Power versus Fuel for Generation can vary significantly as the company meets the demands of the season.  These factors include, but are not limited to:

•	Weather
•	Plant outages
•	Total system demand
•	Resource constraints
•	Transmission constraints
•	Gas transportation constraints
•	Natural gas constraints
•	Long term contracts
•	Mandated power purchases; and
•	Generation efficiency
	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2008	2007	Prior Year %	2008	2007	Prior Year %

Energy Costs	$156,850	$168,876	-7.1%	$462,611	$453,849	1.9%
Total System Demand	2,455	2,582	-4.9%	6,986	7,123	-1.9%
Average cost per MWh	$63.89	$65.40	-2.3%	$66.22	$63.72	3.9%

    Energy costs and the average cost per MWh for the three months ended September 30, 2008 decreased compared to the same period in 2007 primarily due to the long term purchase power contract with Newmont effective June 1, 2008, as discussed above in electric operating revenues, and an increased reliance on internal generation.

Energy costs and the average cost per MWh for the nine months ended September 30, 2008 increased compared to the same period in 2007 due to higher natural gas prices.

Purchased Power

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2008	2007	Prior Year %	2008	2007	Prior Year %

Purchased power	$64,005	$96,980	-34.0%	$251,474	$266,599	-5.7%

Purchased power in thousands of MWhs	977	1,347	-27.5%	3,661	4,127	-11.3%

Average cost per MW purchased power	$65.51	$72.00	-9.0%	$68.69	$64.60	6.3%

Purchased Power costs and volume decreased for the three and nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to the long-term purchase power contract with Newmont effective June 1, 2008, as discussed above in electric operating revenues, and an increased reliance on internal generation.

The average cost per MWh decreased for the three months ended September 30, 2008 as compared to the same period in 2007 primarily due to the Newmont contract.  The average cost per MWh increased for the nine months ended September 30, 2008 compared to the prior year primarily due to higher natural gas prices.

Fuel for Power Generation

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2008	2007	Prior Year %	2008	2007	Prior Year %

Fuel for power generation	$92,845	$71,896	29.1%	$211,137	$187,250	12.8%

Thousands of MWh generated	1,478	1,235	19.7%	3,325	2,996	11.0%

Average fuel cost per MWh
of generated power	$62.82	$58.22	7.9%	$63.50	$62.50	1.6%

    Fuel for power generation and average cost per MWh increased for the three months and nine months ended September 30, 2008, as compared to the same period in 2007, due to higher natural gas prices, which were partially offset by a decrease in the cost of hedging instruments.  Also partially offsetting increased fuel for generation costs and the average cost per MWh was the increased reliance on Valmy in 2008, which is a coal generating facility.  The availability of Valmy in 2007 was limited due to outages.  The cost of natural gas is significantly higher than the cost of coal.

 The volume of MWhs increased for the three and nine months due to increased reliance on internal generation, as it was more economical to generate than purchase power.  Additionally, the Tracy expansion became commercially operable early in the third quarter, increasing SPPC’s availability of internal generation.

Gas Purchased for Resale

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2008	2007	Prior Year %	2008	2007	Prior Year %

Gas purchased for resale	$13,760	$11,661	18.0%	$108,288	$103,169	5.0%

Gas purchased for resale
(in thousands of decatherms)	1,510	1,553	-2.8%	11,221	11,348	-1.1%

Average cost per decatherm	$9.11	$7.51	21.3%	$9.65	$9.09	6.2%

    Gas purchased for resale and average cost per decatherm increased for the three and nine months ended September 30, 2008 as compared to the same period in 2007.  The increase is primarily due to an increase in natural gas prices which were partially offset by lower costs associated with the settlement of hedging instruments.  Volume decreased for the three and nine months ended September 30, 2008 compared to the same period in 2007 primarily due to milder weather in the third quarter 2008.

Deferral of Energy Costs – Electric - Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007	Change from Prior Year %	2008	2007	Change from Prior Year %

Deferred energy costs - electric – net	$	(9,384)	$11,792	-179.6%	$(12,572)	$44,423	-128.3%
Deferred energy costs - gas – net		$(725)	2,594	-128.0%	$(2,296)	4,203	-154.6%
		$(10,108)	$14,386		$(14,868)	$48,626

    Deferral of energy costs – net represents the difference between actual fuel and purchased power costs incurred during the period and amounts recovered through current rates.  To the extent actual costs exceed amounts recovered through current rates the excess is recognized as a reduction in costs.  Conversely to the extent actual costs are less than amounts recovered through current rates the difference is recognized as an increase in costs.  Deferral of energy costs – net also include the current amortization of fuel and purchased power costs previously deferred Reference Note 1, Summary of Significant Accounting Policies, of the Condensed Notes to Financial Statements for further detail of deferred energy balances.

Deferral of energy costs - electric – net for the three months ended September 30, 2008 and 2007 reflect amortization of deferred energy costs of ($2 million) and $10.7 million respectively; and an under-collection of amounts recoverable in rates of $7.4 million in 2008, and an over-collection of $1.1 million in 2007.  For the nine months ended September 30, 2008 and 2007, amortization of deferred energy costs were $16.6 million and $34.5 million, respectively; with an under-collection of amounts recoverable in rates of $29.2 million in 2008, and over-collection  of $10 million in 2007.

Deferred energy costs - gas - net for the three months ended September 30, 2008 and 2007 reflect amortization of deferred energy costs of ($0.1) million, and $0.1 million, respectively; and an under-collection of amounts recoverable in rates in 2008 of $0.6 million and an over-collection of $2.5 million in 2007.  For the nine months ended September 30, 2008 and 2007, amortization of deferred energy costs were ($1) million and $0.7 million, respectively; with an under-collection of amounts recoverable in rates of $1.3 million and an over-collection of $3.5 million, respectively.

Allowance for Funds Used During Construction (AFUDC)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change from Prior Year %	2008	2007	Change from Prior Year %

Allowance for other funds
used during construction	$1,322	$4,513	-70.7%	$11,842	$11,347	4.4%

Allowance for borrowed funds used during construction	$1,050	$3,625	-71.0%	$8,915	$9,080	-1.8%
	$2,372	$8,138	-70.8%	$20,758	$20,427	1.6%

AFUDC decreased for the three months ended September 30, 2008 compared to the same period in 2007 due to the completion of the Tracy Expansion in July 2008.

AFUDC increased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to an increase in Construction Work-In-Progress (CWIP) associated with the expansion of the Tracy Generating Station.

Other (Income) and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change from Prior Year %	2008	2007	Change from Prior Year %

Other operating expense	$35,474	$36,228	-2.1%	$103,744	$105,070	-1.3%
Maintenance expense	$7,868	$6,948	13.2%	$22,204	$23,543	-5.7%
Depreciation and amortization	$21,343	$20,726	3.0%	$64,801	$62,043	4.4%
Interest charges on long-term debt	$18,635	$17,096	9.0%	$55,975	$49,746	12.5%
Interest charges-other	$1,407	$1,491	-5.6%	$4,398	$4,533	-3.0%
Interest accrued on deferred energy	$454	$(60)	-856.7%	$1,639	$(1,171)	-240.0%
Other income	$(2,367)	$(1,865)	26.9%	$(11,331)	$(6,707)	68.9%
Other expense	$749	$2, 938	-74.5%	$5,430	$7,143	-24.0%

    Other operating expense decreased for the three and nine months ended September 30, 2008 compared to the same period in 2007 due to several items, none of which was individually significant.

Maintenance expense increased for the three months ended September 30, 2008 compared to the same period in 2007 mainly due to increased compliance costs associated with the North American Electric Reliability Corporation (NERC), the entity responsible for the reliability, adequacy and security of North America’s bulk electric system.

Maintenance expense decreased for the nine months ended September 30, 2008 compared to the same period in 2007 mainly due to outages in 2007 at Valmy Unit 2 for turbine and boiler tube repairs; partially offset by increased compliance costs associated with NERC.

Depreciation and amortization expenses increased for the three and nine months ended September 30, 2008 compared to the same period in 2007 primarily as a result of increases to plant-in-service.  The increase is primarily due to completion of Tracy Expansion in July 2008.  This increase was partially offset by a deferred tax adjustment for the Temporary Renewable Energy Development trust (“TRED trust”).

Interest charges on long-term debt increased for the three months ended September 30, 2008 compared to the same period in 2007 primarily due to the issuance of $250 million Series Q General and Refunding Mortgage Notes in September 2008 and higher interest rates for variable rate debt in 2008 and interest for the revolving credit facility partially offset by the redemption of $99 million Series A General and Refunding Mortgage Bonds in June 2008.

Interest charges on long-term debt increased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to the reasons noted above and the issuance of the $325 million Series P General and Refunding Mortgage Notes in June 2007, partially offset by the redemption of the $221 million Series A General and Refunding Mortgage Bonds in June 2007.  See Note 4, Long-Term Debt, of the Notes to Financial Statements in the 2007 Form 10-K for additional information regarding long-term debt and Note 4, Long-Term Debt, of the Condensed Notes to Financial Statements in this Form 10-Q.

Interest charges-other for the three months and nine months ended September 30, 2008 was comparable to the same period in 2007.

Interest accrued on deferred energy costs decreased for the three months and nine months ended September 30, 2008 due to over collected deferred energy in 2008.  See Note 1, Summary of Significant Accounting Policies of the Condensed Notes to Financial Statements for further details of deferred energy balances.

Other income increased slightly for the three months ended September 30, 2008 compared to the same period in 2007 for individual items, none of which was significant.

Other income increased during the nine months ended September 30, 2008, when compared to the same period in 2007, primarily due to the reinstatement of previously disallowed costs associated with Pinon Pine, as discussed in Note 3, Regulatory Actions of the Condensed Notes to Financial Statements, and the settlement with Calpine, as discussed further in Note 6, Commitments and Contingencies of the Condensed Notes to Financial Statements.  This increase was partially offset by lower interest income on investments and a refund of expenses in 2007.

Other expense decreased during the three months and nine months ended September 30, 2008, when compared to the same period in 2007, due primarily to development costs in 2007 associated with an information technology system conversion project.

ANALYSIS OF CASH FLOWS

Cash flows increased during the nine months ended September 30, 2008 compared to the same period in 2007 due to the decrease in cash used for investing activities, partially offset by a decrease in cash from operating and financing activities.

Cash From Operating Activities.  The decrease in cash from operating activities was primarily due to increases in energy costs in excess of the energy revenue collected in rates, prepayment of tax obligations and regulatory expenditures in 2008, offset by reduced funding of retirement plans.

Cash Used By Investing Activities.  Cash used by investing activities decreased primarily due to the closing stages of major construction activity at the Tracy Generating Station, which began in 2006.

Cash From Financing Activities.  The decrease in cash from financing activities is due to a reduction in debt financing in 2008 and higher dividend payments to SPR, partially offset by a $20 million investment by SPR.

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

Available Liquidity as of September 30, 2008 (in millions)
Cash and Cash Equivalents	$29.3
Balance available on Revolving Credit Facility (1)(2)	$313.2

$342.5

(1) The available balance reflects management's estimate of a reduction of approximately $18 million as a result of the bankruptcy of a lending bank.
(2) As of November 4, 2008, SPPC had approximately $266.1 million available under its revolving credit facility.
.
SPPC attempts to maintain its cash and cash equivalents in highly liquid investments, such as United States treasury bills.  In addition to cash on hand and the revolving credit facility, SPPC may issue debt up to $665 million on a consolidated basis, subject to certain limitations discussed below.

For the nine months ended September 30, 2008, SPR contributed capital to SPPC of approximately $20 million for general corporate purposes.  For the nine months ended September 30, 2008, SPPC paid dividends to SPR of approximately $78.3 million.  On October 30, 2008 SPPC declared an additional dividend to SPR for $160 million.

SPPC anticipates that it will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including the recovery of deferred energy, and the use of its revolving credit facility.  To manage liquidity needs as a result of seasonal peaks in fuel requirements, SPPC may use hedging activities.  In order to fund long-term capital requirements, SPPC will likely meet such financial obligations with a combination of internally generated funds, the use of the revolving credit facility, issuance of long-term debt, and capital contributions from SPR.  However, as discussed earlier in the executive overview, SPPC has reduced its capital expenditures for the remainder of 2008 and for 2009 as a result of current economic conditions.

During the nine months ended September 30, 2008, there were no material changes to contractual obligations as set forth in SPPC’s 2007 Form 10-K, except as discussed under financing transactions below.

Financing Transactions

Conversion of Humboldt County Pollution Control Refunding Revenue Bonds Series 2006

    In October 2008, SPPC converted the $49.8 million principal amount, Humboldt County, Nevada Pollution Control Refunding Revenue Bonds Series 2006 bonds, due 2029 (the “Pollution Control Bonds”) from auction rate securities to variable rate demand notes.  The purpose of the conversion was to reduce interest costs and volatility associated with these bonds.  SPPC purchased 100% of the Pollution Control Bonds on that date, with the use of its revolving credit facility and available cash, and are the sole holder of the Pollution Control Bonds until such time as SPPC determines to reoffer the Pollution Control Bonds to investors.  The Pollution Control Bonds remain outstanding and have not been retired or cancelled.  However, as SPPC is the sole holder of the Pollution Control Bonds, for financial reporting purposes the investment in the Pollution Control Bonds and the indebtedness will be offset for presentation purposes.

General and Refunding Mortgage Notes, Series Q

    On September 2, 2008, SPPC issued and sold $250 million of its 5.45% General and Refunding Mortgage Notes, Series Q, due 2013.  The net proceeds of the issuance were used to repay $238 million of amounts outstanding under SPPC’s revolving credit facility and for general corporate purposes.

Maturity of General and Refunding Mortgage Bonds, Series A

    On June 2, 2008, the 8.00% General and Refunding Mortgage Bonds, Series A, in the aggregate principal amount of approximately $99.2 million, matured.  SPPC paid for the maturing debt plus interest with $90 million from its revolving credit facility, which was repaid with the proceeds of the Series Q offering, plus cash on hand.

Conversion of Washoe County Water Facilities Refunding Revenue Bonds

    In July 2008, SPPC converted the $40 million principal amount Washoe County, Nevada Water Facilities Refunding Revenue Bonds Series 2007B bonds, due 2036 (the “Water Bonds”) from auction rate securities to variable rate demand notes.  The purpose of the conversion was to reduce interest costs and volatility associated with these bonds.  SPPC purchased 100% of the Water Bonds on that date, with the use of its revolving credit facility and available cash, and are the sole holder of the Water Bonds until such time as SPPC determines to reoffer the Water Bonds to investors.  These Water Bonds remain outstanding and have not been retired or cancelled.  However, as SPPC is the sole holder of the Water Bonds, for financial reporting purposes the investment in the Water Bonds and the indebtedness will be offset for presentation purposes.

Factors Affecting Liquidity

 Financial Covenants

    SPPC's $350 million Second Amended and Restated Revolving Credit Agreement dated November 2005, as amended in April 2006, contains two financial maintenance covenants.  The first requires SPPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  The second requires SPPC to maintain a ratio of consolidated cash flow to consolidated interest expense, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters, not to be less than 2.0 to 1.  As of September 30, 2008, SPPC was in compliance with these covenants.

Ability to Issue Debt

    SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements, and the terms of certain SPR debt.  As of September 30, 2008, SPPC had approximately $495 million of PUCN financing authority.

So long as SPPC’s debt containing financial covenants remains investment grade by both Moody’s and S&P, the restrictions contained in those debt agreements are suspended.  However, SPPC is limited by SPR’s cap on additional consolidated indebtedness of $665 million.  Notwithstanding this restriction under the terms of SPR’s debt, in addition to this amount, SPPC would also be permitted to incur debt, including, but not limited to obligations incurred to finance property construction or improvements, certain intercompany indebtedness, or indebtedness incurred to finance capital expenditures, pursuant to its integrated resource plan. NPC and SPPC would also be permitted to incur a combined total of up to $500 million in indebtedness and letters of credit under their respective revolving credit facilities.

    Since SPR’s debt covenant limitations are calculated on a consolidated basis, SPR’s debt covenant limitations may allow for higher or lower borrowings than $665 million, depending on the Utilities combined usage of their revolving credit facilities at the time of the covenant calculations.

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

    As of September 30, 2008, $1.7 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue an additional $539 million of General and Refunding Mortgage Securities as of September 30, 2008.

    SPPC also has the ability to release property from the lien of the mortgage indenture on the basis of net property additions, cash and/or retired bonds.  To the extent SPPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of securities issuable under that indenture.  See the 2007 Form 10-K for additional information.

Credit Ratings

    SPPC’s debt is rated investment grade by four Nationally Recognized Statistical Rating Organizations: DBRS, Fitch, Moody’s and S&P.  As of October 31, 2008, the ratings are as follows:

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

   Credit Ratings of Bond Insurers

    Recent sub-prime mortgage issues have adversely affected the overall financial markets, generally resulting in increased interest rates, reduced access to the capital markets, and downgrades of bond insurers, among other negative matters.  The interest rates on certain issues of SPPC’s auction rate securities of approximately $308.3 million as of September 30, 2008 are periodically reset through auction processes.  These securities are supported by bond insurance policies provided by the Insurers and the interest rates on those securities are directly affected by the rating of the bond insurer due to, among other things, the impact that such ratings have on the success or failure of the auction process.  S&P’s and Moody’s ratings on these bonds are the higher of a bond issue’s underlying rating and the Insurer's rating.  As of September 30, 2008, Ambac’s and MBIA’s credit ratings were investment grade or above.  However, FGIC’s credit ratings were below investment grade.  As a result, the bonds insured by FGIC are currently rated at the investment grade rating of SPPC’s secured debt.  See Credit Ratings above.

    The uncertainty with the Insurers' credit quality has had an impact on SPPC’s interest costs for the first nine months of 2008.  With the ongoing review of the credit ratings of the Insurers, SPPC is experiencing higher interest costs for these securities, with interest rates on these bonds during the third quarter 2008, ranging from a low of 4.32% to a high of 10.20%, and a low of 3.64% to a high of 10.20% for the nine months ended September 30, 2008, with a weighted average interest rate of 5.57% for the nine months ended September 30, 2008.

    In July and October 2008, SPPC converted the $40 million of Water Bonds and $49.8 million Pollution Control Bonds from auction rate securities to variable rate demand notes.  This conversion will likely result in higher interest charges compared to prior year, but lower than the failed auction rates for this tax exempt debt.  See Financing Transactions above.  If higher interest rates continue on the remaining auction rate securities outstanding, SPPC may seek to convert the debt to other short-term variable rate structures, term-put structures and/or fixed-rate structures.

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

REGULATORY PROCEEDINGS (UTILITIES)

    SPR is a “holding company” under the Public Utility Holding Company Act of 2005 (PUHCA 2005).  As a result, SPR and all of its subsidiaries (whether or not engaged in any energy related business) are required to maintain books, accounts and other records in accordance with FERC regulations and to make them available to the FERC, the PUCN and the California Public Utilities Commission (CPUC).  In addition, the PUCN, CPUC, or the FERC have the authority to review allocations of costs of non-power goods and administrative services among SPR and its subsidiaries.  The FERC has the authority generally to require that rates subject to its jurisdiction be just and reasonable and in this context would continue to be able to, among other things, review transactions between SPR, NPC and/or SPPC and/or any other affiliated company.

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

    The Utilities are required to file annual electric and gas Deferred Energy Accounting Adjustment (DEAA) cases on March 1 as mandated by the 2007 Nevada Legislature, quarterly Base Tariff Energy Rate (BTER) updates for the Utilities’ electric and gas departments, and triennial GRCs in Nevada.  A DEAA case is filed to recover/refund any under/over collection of prior energy costs and the BTER updates recover current energy costs.  As of September 30, 2008, NPC’s and SPPC’s balance sheets included approximately $334.7 million and credit of $14.9 million, respectively, of deferred energy costs of which $159.7 million and a credit of $44.5 million had been previously approved for collection over various periods.  The remaining amounts will be requested in future DEAA filings.  Refer to Note 1, Summary of Significant Accounting Policies, of the Condensed Notes to Financial Statements.  A GRC filing is to set rates to recover operation and maintenance expenses, depreciation, taxes and provide a return on invested capital.

    Rate case applications filed in 2007 and 2008, as well as other regulatory matters such as the Utilities’ IRPs and subsequent amendments, other Nevada matters, California matters and FERC matters, are discussed in more detail in Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements, and Note 3, Regulatory Actions of the Notes to Financial Statements in the 2007 Form 10-K.

RECENT PRONOUNCEMENTS

    See Note 1, Summary of Significant Accounting Policies of the Condensed Notes to Financial Statements, for discussion of accounting policies and recent pronouncements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    As of September 30, 2008, SPR, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity.  Such instruments are fixed and variable rate debt.  Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands).

	Expected Maturity Date
								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
Long-term Debt
SPR
Fixed Rate	$ -	$ -	$ -	$ -	$ 63,670	$ 460,539	$ 524,209	$ 505,281
Average Interest Rate	-	-	-	-	7.80%	7.77%	7.77%

NPC
Fixed Rate	$ -	$ -	$ -	$ 364,000	$ 130,000	$2,269,335	$2,763,335	$2,569,160
Average Interest Rate	-	-	-	8.14%	6.50%	6.35%	6.60%
Variable Rate	$ -	$ -	$ -	$ -	$ -	$ 179,500	$ 179,500	$ 179,500
Average Interest Rate	-	-	-	-	-	5.88%	5.88%

SPPC
Fixed Rate	$ 539	$ 600	$ -	$ -	$ 100,000	$ 875,000	$ 976,139	$ 919,696
Average Interest Rate	6.40%	6.40%	-	-	6.25%	6.12%	6.13%
Variable Rate	$ -	$ -	$ -	$ -	$ -	$ 308,250	$ 308,250	$ 308,250
Average Interest Rate	-	-	-	-	-	5.57%	5.57%

Total Debt	$ 539	$ 600	$ -	$ 364,000	$ 293,670	$4,092,624	$ 4,751,433	$4,481,887

Commodity Price Risk

    See the 2007 Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk.  No material changes in commodity risk have occurred since December 31, 2007.

Credit Risk

    The Utilities monitor and manage credit risk with their trading counterparties.  Credit risk is defined as the possibility that a counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition.  The Utilities’ credit risk associated with trading counterparties was approximately $266.3 million as of September 30, 2008, which decreased from the $865.4 million balance at June 30, 2008 and increased from the $4.9 million balance at December 31, 2007.  Approximately $390.6 million of the decrease from June 30, 2008 is primarily the result of decreased prices of oil and natural gas during the third quarter of 2008.  The remainder of the decrease from June 30, 2008, or $208.5 million, is related to a reduction in credit risk exposure total related to the 10-year tolling agreement with Dynegy Power Marketing (“DPM”) for the entire output of the 570 MW Griffith Energy Facility that was executed during the second quarter of 2008.  The increase from the December 31, 2007 balance is primarily due to the aforementioned DPM tolling agreement which has a $244.7 credit risk total at September 30, 2008.

ITEM 4 AND ITEM 4T.           CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

    SPR, NPC, and SPPC management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SPR, NPC, and SPPC disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, SPR, NPC, and SPPC disclosure and procedures are effective.

(b)	Change in internal controls over financial reporting.

    There were no changes in internal controls over financial reporting in the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

    As of the date of this report, there have been no material changes with regard to administrative and judicial proceedings involving regulatory, environmental and other matters as disclosed in SPR’s, NPC’s and SPPC’s Annual Reports on Form 10-K for the year ended December 31, 2007, and quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

    As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in SPR’s, NPC’s and SPPC’s Annual Report on Form 10-K for the year ended December 31, 2007, and quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

Election of New Director

    On October 30, 2008, Susan F. Clark, an attorney with 28 years experience specializing in energy law and utility regulation matters, was elected to SPR's board of directors, effective immediately.  Previously, Ms. Clark formerly served as chairman of the state of Florida's Public Service Commission.  Ms. Clark will serve on the Compensation and Planning & Finance Committees.  Ms. Clark will receive the same compensation and participate in the same plans as are provided to all of SPR's non-employee directors, as more fully described in SPR's definitive Proxy Statement filed on March 19, 2008.

Amendments to By-laws of Sierra Pacific Resources

    On October 31, 2008, the Board approved amendments to the By-Laws of SPR (the “By-Laws”), as follows:

    (1)  Amended Article XXV of the By-laws (Certificated and Uncertificated Shares) to provide that the Board is authorized to issue any of the classes or series of shares of the corporation’s capital stock with or without certificates, to set forth the requirements with respect to any certificates that are issued, and to specify that the corporation will provide to holders of uncertificated shares all of the information required to be provided pursuant to applicable law.

    (2)  Amended Articles XXVI and XXVIII of the By-laws (Transfer of Stock and Loss of Certificates) to add procedures to be followed with respect to uncertificated shares.

    (3)  Deleted Article XXXII, Section 5 (Special Provisions) of the By-laws.

    (4)  Amended Article  XXXIII of the By-laws (Advance Notification of Proposals at Stockholder’s Meetings) to provide that any stockholder who desires to submit a proposal for consideration at an annual or special stockholders’ meeting or to nominate persons for election as directors at any stockholders’ meeting must set forth in a written notice to the Secretary of the corporation, in addition to information already required by Article XXXIII, whether and the extent to which any hedging or other transaction has been entered into by or on behalf of the stockholder or any associated person, or whether any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares) has been made, the effect or intent of which is to increase or decrease the voting power of such stockholder or associated person with respect to any share of stock of the corporation.

    The foregoing summary of the amendments to the By-Laws is qualified in its entirety by reference to the By-Laws, as amended, which are filed as Exhibit 3.1 hereto and incorporated herein by reference.  The effective date of such amendments is October 31, 2008.

ITEM 6.             EXHIBITS

(a)	Exhibits filed with this Form 10-Q:

(3)  Sierra Pacific Resources

3.1 By-laws of Sierra Pacific Resources as amended through October 31, 2008.

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

Sierra Pacific Resources
(Registrant)

Date: November 4, 2008	By:	/s/ William D. Rogers
William D. Rogers
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2008	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Nevada Power Company d/b/a NV Energy
(Registrant)

Date: November 4, 2008	By:	/s/ William D. Rogers
William D. Rogers
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2008	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Sierra Pacific Power Company d/b/a NV Energy
(Registrant)

Date: November 4, 2008	By:	/s/ William D. Rogers
William D. Rogers
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2008	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)