Form 10-Q
period 2013-09-30
NV ENERGY, INC.; SIERRA PACIFIC POWER CO; NEVADA POWER CO
filed 2013-11-07
CIK 741508, 90144, 71180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

	Registrant, Address of	I.R.S. Employer
	Principal Executive Offices	Identification	State of
Commission File Number	and Telephone Number	Number	Incorporation

001-08788	NV ENERGY, INC.	88-0198358	Nevada
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

000-52378	NEVADA POWER COMPANY d/b/a	88-0420104	Nevada
NV ENERGY
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

000-00508	SIERRA PACIFIC POWER COMPANY d/b/a	88-0044418	Nevada
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common Stock, $1.00 par value of NV Energy, Inc.	235,581,074 Shares

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

NV ENERGY, INC
NEVADA POWER COMPANY
SIERRA PACIFIC POWER COMPANY
QUARTERLY REPORTS ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

ACRONYMS AND TERMS
(The following common acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning

2012 Form 10-K	NVE’s, NPC’s and SPPC’s Annual Report on Form 10-K for the year ended December 31, 2012
AFUDC-debt	Allowance for Borrowed Funds Used During Construction
AFUDC-equity	Allowance for Equity Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
BOD	Board of Directors
BTER	Base Tariff Energy Rate
BTGR	Base Tariff General Rate
CA ISO	California Independent System Operator Corporation
California Assets	SPPC's California electric distribution and generation assets
CalPeco	California Pacific Electric Company
CDD	Cooling degree days
CDWR	California Department of Water Resources
CIAC	Contributions in Aid of Construction
CWIP	Construction Work-in-Progress
dba	Doing business as
DEAA	Deferred Energy Accounting Adjustment
Dth	Decatherm
EEIR	Energy Efficiency Implementation Rate
EEPR	Energy Efficiency Program Rate
EPA	Environmental Protection Agency
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd.
Ft. Churchill Generating Station	226 megawatt nominally rated Fort Churchill Generating Station
GAAP	Generally Accepted Accounting Principles in the United States
GBT	Great Basin Transmission, LLC, a wholly owned subsidiary of Texas Nevada Transmission, LLC
GBT-South	Great Basin Transmission South, LLC, a wholly owned subsidiary of GBT
GRC	General Rate Case
Harry Allen Generating Station	642 megawatt nominally rated Harry Allen Generating Station
HDD	Heating degree days
Higgins Generating Station	598 megawatt nominally rated Walter M. Higgins, III Generating Station
IRP	Integrated resource plan
kV	Kilovolt
Lenzie Generating Station	1,102 megawatt nominally rated Chuck Lenzie Generating Station
MEHC	MidAmerican Energy Holdings Company, an Iowa corporation, and subsidiary of Berkshire Hathaway, Inc.
MidAmerican Merger	The merger contemplated by the MidAmerican Merger Agreement of Silver Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of MEHC, with and into NVE, with NVE continuing as the surviving corporation.
MidAmerican Merger	The agreement and plan of merger dated as of May 29, 2013, among NVE, MEHC and Silver Merger Sub, Inc.,
Agreement	a Nevada corporation and wholly-owned subsidiary of MEHC
Mohave Generating Station	1,580 megawatt nominally rated Mohave Generating Station
Moody’s	Moody’s Investors Services, Inc.
MW	Megawatt
MWh	Megawatt hour
Navajo Generating Station	255 megawatt nominally rated Navajo Generating Station
NEICO	Nevada Electric Investment Company
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NOL	Net Operating Loss
NPC	Nevada Power Company d/b/a NV Energy
NPC Credit Agreement	$500 million Revolving Credit Facility entered into in March 2012 between NPC and Wells Fargo Bank,
N.A., as administrative agent for the lenders a party thereto

NPC Indenture	NPC’s General and Refunding Mortgage Indenture dated as of May 1, 2001, between NPC and the Bank of New York Mellon Trust Company, N.A., as Trustee
NRSRO	Nationally Recognized Statistical Rating Organization
NVE	NV Energy, Inc.
NV Energize	A smart grid infrastructure that is expected to enable the widespread use of Smart Meters that will provide customers the ability to more directly manage their energy usage
NVEOC	NV Energy Operating Company
NVision	A comprehensive plan of NVE for the reduction of emissions from coal-fired generation plants through the accelerated retirement of certain coal-fired plants, the replacement of the generation capacity of such plants with increased capacity from renewable energy facilities and other electric generating plants
ON Line	250 mile 500 kV transmission line connecting NVE’s northern and southern service territories
One Company Merger	The merger between NPC and SPPC, whereby SPPC will be merged into NPC and the surviving entity will be called NVEOC
Portfolio Standard	Nevada Renewable Energy Portfolio Standard
PUCN	Public Utilities Commission of Nevada
Reid Gardner Generating Station	325 megawatt nominally rated Reid Gardner Generating Station
REPR	Renewable Energy Program Rate
ROR	Rate of return
SB 123	Senate Bill 123 passed into law by the Nevada State Legislature in June 2013, requiring certain electric utilities in
Nevada to file with the PUCN an emissions reduction and capacity replacement plan; and prescribing the minimum requirements of such a plan
S&P	Standard & Poor's
Salt River	Salt River Project
SEC	United States Securities and Exchange Commission
Silverhawk Generating Station	395 megawatt nominally rated Silverhawk Generating Station
SPPC	Sierra Pacific Power Company d/b/a NV Energy
SPPC Credit Agreement	$250 million Revolving Credit Facility entered into in March 2012 between SPPC and Wells Fargo
Bank, N.A., as administrative agent for the lenders a party thereto
SPPC Indenture	SPPC’s General and Refunding Mortgage Indenture, dated as of May 1, 2001, between SPPC and the Bank of New York Mellon Trust Company, N.A., as Trustee
Term Loan	$195 million loan agreement entered into on October 7, 2011 between NVE and JPMorgan Chase Bank,
N.A., as administrative agent for the lenders a party thereto
TMWA	Truckee Meadows Water Authority
Tracy Generating Station	541 megawatt nominally rated Frank A. Tracy Generating Station
TRED	Temporary Renewable Energy Development
TUA	Transmission Use and Capacity Exchange Agreement with GBT-South
U.S.	United States of America
Utilities	Nevada Power Company and Sierra Pacific Power Company
Valmy Generating Station	261 megawatt nominally rated Valmy Generating Station
VIE	Variable Interest Entity
WSPP	Western Systems Power Pool

ITEM 1.                              FINANCIAL STATEMENTS

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

OPERATING REVENUES	$1,013,151	$1,026,488	$2,329,011	$2,378,606

OPERATING EXPENSES:
Fuel for power generation	217,954	171,316	554,181	400,936
Purchased power	205,970	205,686	498,141	486,894
Gas purchased for resale	7,383	5,382	62,277	46,491
Deferred energy	(55,270)	(29,036)	(221,022)	(30,285)
Energy efficiency program costs	16,042	32,584	38,486	76,609
Regulatory disallowance	17,335	—	17,335	—
Merger-related costs (Note 2)	7,857	—	21,409	—
Other operating expenses	106,068	100,108	317,538	307,080
Maintenance	17,176	19,014	66,128	76,190
Depreciation and amortization	96,801	94,512	291,687	281,690
Taxes other than income	14,214	15,682	46,536	44,457
Total Operating Expenses	651,530	615,248	1,692,696	1,690,062
OPERATING INCOME	361,621	411,240	636,315	688,544

OTHER INCOME (EXPENSE):
Interest expense
(net of AFUDC-debt: $1,957 , $1,976 , $5,770 and $5,479)	(74,438)	(73,667)	(221,305)	(226,162)
Interest expense on regulatory items	(281)	(2,024)	(1,124)	(6,203)
AFUDC-equity	2,591	2,415	7,730	6,666
Other income	3,239	8,827	10,872	19,312
Other expense	(3,829)	(4,209)	(12,116)	(11,909)
Total Other Income (Expense)	(72,718)	(68,658)	(215,943)	(218,296)
Income Before Income Tax Expense	288,903	342,582	420,372	470,248

Income tax expense	101,669	119,412	148,430	165,466

NET INCOME	187,234	223,170	271,942	304,782

Other comprehensive income (loss)
Change in compensation retirement benefits liability and amortization
(Net of taxes $(133), $(74), $(398) and $(246))	246	155	738	464
Change in market value of risk management assets and liabilities
(Net of taxes $(154), $91, $(261) and $355)	(11)	(193)	485	(668)
Unrealized net gain/(loss) on investment
(Net of taxes $(49), $0, $(18) and $0)	98	—	33	—

OTHER COMPREHENSIVE INCOME(LOSS)	333	(38)	1,256	(204)

COMPREHENSIVE INCOME	$187,567	$223,132	$273,198	$304,578

Amount per share basic and diluted (Note 9)
Net income per share - basic	$0.79	$0.95	$1.16	$1.29
Net income per share - diluted	$0.79	$0.94	$1.15	$1.28

Weighted Average Shares of Common Stock Outstanding - basic	235,578,310	235,961,402	235,421,933	235,986,874
Weighted Average Shares of Common Stock Outstanding - diluted	237,605,514	238,121,732	237,339,039	237,850,530
Dividends Declared Per Share of Common Stock	$0.19	$0.17	$0.57	$0.47

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Current Assets:
Cash and cash equivalents	$373,026	$298,271
Accounts receivable less allowance for uncollectible accounts:
2013 - $9,643; 2012 - $8,748	483,178	373,099
Materials, supplies and fuel, at average cost	121,699	138,337
Deferred energy costs (Note 4)	82,235	—
Deferred income taxes	120,186	60,592
Other current assets	49,041	40,750
Total Current Assets	1,229,365	911,049

Utility Property:
Plant in service	12,195,312	12,031,053
Construction work-in-progress	821,430	708,109
Total	13,016,742	12,739,162
Less accumulated provision for depreciation	3,526,824	3,313,188
Total Utility Property, Net	9,489,918	9,425,974

Investments and other property, net	65,354	56,660

Deferred Charges and Other Assets:
Deferred energy (Note 4)	85,055	87,072
Regulatory assets	1,048,204	1,132,768
Regulatory asset for pension plans	270,565	281,195
Other deferred charges and assets	76,705	89,418
Total Deferred Charges and Other Assets	1,480,529	1,590,453

TOTAL ASSETS	$12,265,166	$11,984,136

	(Continued)

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2013	2012
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt (Note 5)	$129,457	$356,283
Accounts payable	316,681	332,245
Accrued expenses	104,781	127,693
Deferred energy (Note 4)	—	136,865
Other current liabilities	88,299	66,221
Total Current Liabilities	639,218	1,019,307

Long-term debt (Note 5)	4,791,809	4,669,798

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,680,896	1,470,973
Deferred investment tax credit	11,623	13,538
Accrued retirement benefits	144,696	162,260
Regulatory liabilities	631,368	550,687
Other deferred credits and liabilities	656,963	540,202
Total Deferred Credits and Other Liabilities	3,125,546	2,737,660

Shareholders' Equity:
Common stock, $1.00 par value; 350 million shares authorized; 235,999,750 issued
for 2013 and 2012; 235,581,074 and 235,079,156 outstanding for 2013 and 2012, respectively	236,000	236,000
Treasury stock at cost, 418,675 shares and 920,594 shares for 2013 and 2012, respectively	(7,898)	(16,804)
Other paid-in capital	2,716,311	2,712,943
Retained earnings	772,995	635,303
Accumulated other comprehensive loss	(8,815)	(10,071)
Total Shareholders' Equity	3,708,593	3,557,371

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,265,166	$11,984,136

The accompanying notes are an integral part of the financial statements.

(Concluded)

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$271,942	$304,782
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	291,687	281,690
Deferred taxes and deferred investment tax credit	152,280	187,229
AFUDC-equity	(7,730)	(6,666)
Deferred energy	(218,156)	(18,702)
Regulatory disallowance	17,335	—
Amortization of other regulatory assets	134,846	114,626
Deferred rate increase	9,241	2,252
Other, net	3,649	(50,012)
Changes in certain assets and liabilities:
Accounts receivable	(101,079)	(151,420)
Materials, supplies and fuel	16,909	(18,034)
Other current assets	(8,292)	(10,390)
Accounts payable	7,042	22,646
Accrued retirement benefits	(17,563)	(12,946)
Other current liabilities	(594)	(23,643)
Other deferred assets	(3,634)	(3,572)
Other regulatory assets	(3,276)	34,420
Other deferred liabilities	9,099	(8,066)
Net Cash from Operating Activities	553,706	644,194

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(267,798)	(387,790)
Customer advances for construction	921	(1,508)
Contributions in aid of construction	38,714	63,864
Investments and other property - net	(5,144)	217
Net Cash used by Investing Activities	(233,307)	(325,217)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of costs	247,245	130,764
Retirement of long-term debt	(354,443)	(272,353)
Sale of common stock	2,133	—
Common stock repurchased	(6,329)	(4,509)
Dividends paid	(134,250)	(110,920)
Net Cash used by Financing Activities	(245,644)	(257,018)

Net Increase in Cash and Cash Equivalents	74,755	61,959
Beginning Balance in Cash and Cash Equivalents	298,271	145,944
Ending Balance in Cash and Cash Equivalents	$373,026	$207,903

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$233,502	$237,262
Income taxes	$2	$151
Significant non-cash transactions:
Accrued construction expenses as of September 30,	$141,214	$132,112
Issuance of treasury stock	$13,102	$—

	The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
December 31, 2011	235,999,750	$236,000	—	$—	$2,713,736	$464,277	$(7,934)	$3,406,079
Net Income						304,782		304,782
Change in compensation retirement benefits liability and amortization (net of taxes $(246))							464	464
Change in market value of risk management assets and liabilities (net of taxes $355)							(668)	(668)
Common stock repurchased			(252,000)	(4,509)				(4,509)
Dividends Declared						(110,920)		(110,920)
September 30, 2012	235,999,750	$236,000	(252,000)	$(4,509)	$2,713,736	$658,139	$(8,138)	$3,595,228

December 31, 2012	235,999,750	$236,000	(920,594)	$(16,804)	$2,712,943	$635,303	$(10,071)	$3,557,371
Net Income						271,942		271,942
Employee Benefits			827,097	15,235	3,368			18,603
Change in compensation retirement benefits liability and amortization (net of taxes $(398))							738	738
Change in market value of risk management assets and liabilities (net of taxes $(261))							485	485
Unrealized net gain/(loss) on investment (net of taxes $(18))							33	33
Common stock repurchased			(325,178)	(6,329)				(6,329)
Dividends Declared						(134,250)		(134,250)
September 30, 2013	235,999,750	$236,000	(418,675)	$(7,898)	$2,716,311	$772,995	$(8,815)	$3,708,593

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

OPERATING REVENUES	$786,142	$802,334	$1,695,129	$1,751,165

OPERATING EXPENSES:
Fuel for power generation	163,127	123,992	412,904	285,799
Purchased power	172,582	171,687	383,386	388,494
Deferred energy	(45,381)	(22,685)	(154,484)	(15,461)
Energy efficiency program costs	13,998	28,492	32,807	65,466
Regulatory disallowance	11,866	—	11,866	—
Merger-related costs (Note 2)	5,620	—	14,487	—
Other operating expenses	70,844	65,372	208,336	200,484
Maintenance	11,208	12,533	45,172	52,594
Depreciation and amortization	68,849	66,975	207,915	201,096
Taxes other than income	8,213	9,743	27,804	26,793
Total Operating Expenses	480,926	456,109	1,190,193	1,205,265
OPERATING INCOME	305,216	346,225	504,936	545,900

OTHER INCOME (EXPENSE):
Interest expense
(net of AFUDC-debt: $1,520, $1,528, $4,763 and $4,021)	(52,856)	(51,784)	(155,758)	(158,791)
Interest income (expense) on regulatory items	(194)	(1,623)	(1,177)	(5,488)
AFUDC-equity	1,959	1,833	6,151	4,823
Other income	1,948	7,096	5,330	14,197
Other expense	(1,966)	(2,823)	(6,200)	(7,162)
Total Other Income (Expense)	(51,109)	(47,301)	(151,654)	(152,421)
Income Before Income Tax Expense	254,107	298,924	353,282	393,479

Income tax expense	89,665	103,754	124,730	137,328

NET INCOME	164,442	195,170	228,552	256,151

Other comprehensive income
Change in compensation retirement benefits liability and amortization
(Net of taxes $(52), $(33), $(156) and $(103))	96	65	290	192

COMPREHENSIVE INCOME	$164,538	$195,235	$228,842	$256,343

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash and cash equivalents	$255,236	$201,202
Accounts receivable less allowance for uncollectible accounts:
2013 - $8,584; 2012 - $7,622	367,365	248,501
Materials, supplies and fuel, at average cost	70,929	77,675
Deferred energy costs (Note 4)	68,391	—
Deferred income taxes	80,062	48,590
Other current assets	35,984	28,763
Total Current Assets	877,967	604,731

Utility Property:
Plant in service	8,459,208	8,363,566
Construction work-in-progress	695,749	567,941
Total	9,154,957	8,931,507
Less accumulated provision for depreciation	2,203,320	2,035,322
Total Utility Property, Net	6,951,637	6,896,185

Investments and other property, net	51,114	49,808

Deferred Charges and Other Assets:
Deferred energy (Note 4)	84,041	87,072
Regulatory assets	746,286	804,013
Regulatory asset for pension plans	131,628	136,682
Other deferred charges and assets	58,097	62,654
Total Deferred Charges and Other Assets	1,020,052	1,090,421

TOTAL ASSETS	$8,900,770	$8,641,145

	(Continued)

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2013	2012

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt (Note 5)	$129,186	$106,048
Accounts payable	202,915	201,193
Accounts payable, affiliated companies	43,800	42,036
Accrued expenses	63,465	86,433
Deferred energy (Note 4)	—	86,102
Other current liabilities	69,479	52,567
Total Current Liabilities	508,845	574,379

Long-term debt (Note 5)	3,103,980	3,230,808

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,257,818	1,101,804
Deferred investment tax credit	3,857	4,688
Accrued retirement benefits	52,429	49,381
Regulatory liabilities	376,136	323,400
Other deferred credits and liabilities	551,545	434,367
Total Deferred Credits and Other Liabilities	2,241,785	1,913,640

Shareholder's Equity:
Common stock, $1.00 par value; 1,000 shares authorized
issued and outstanding for 2013 and 2012	1	1
Other paid-in capital	2,308,211	2,308,211
Retained earnings	742,164	618,612
Accumulated other comprehensive loss	(4,216)	(4,506)
Total Shareholder's Equity	3,046,160	2,922,318

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$8,900,770	$8,641,145

The accompanying notes are an integral part of the financial statements.

(Concluded)

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$228,552	$256,151
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	207,915	201,096
Deferred taxes and deferred investment tax credit	126,080	150,289
AFUDC-equity	(6,151)	(4,823)
Deferred energy	(152,534)	(7,335)
Regulatory disallowance	11,866	—
Amortization of other regulatory assets	75,893	56,012
Deferred rate increase	9,241	2,252
Other, net	(722)	(35,553)
Changes in certain assets and liabilities:
Accounts receivable	(118,863)	(164,858)
Materials, supplies and fuel	7,017	(5,119)
Other current assets	(7,222)	(3,715)
Accounts payable	20,856	53,985
Accrued retirement benefits	3,048	3,708
Other current liabilities	(5,819)	(25,246)
Other deferred assets	(1,613)	(2,412)
Other regulatory assets	26	50,008
Other deferred liabilities	1,613	(10,412)
Net Cash from Operating Activities	399,183	514,028

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(159,063)	(232,608)
Customer advances for construction	1,035	713
Contributions in aid of construction	20,263	34,274
Investments and other property - net	1,595	193
Net Cash used by Investing Activities	(136,170)	(197,428)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of costs	(261)	132,259
Retirement of long-term debt	(103,718)	(271,241)
Dividends paid	(105,000)	(119,000)
Net Cash used by Financing Activities	(208,979)	(257,982)

Net Increase in Cash and Cash Equivalents	54,034	58,618
Beginning Balance in Cash and Cash Equivalents	201,202	65,887
Ending Balance in Cash and Cash Equivalents	$255,236	$124,505

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$174,050	$177,459
Income taxes	$1	$1
Significant non-cash transactions:
Accrued construction expenses as of September 30,	$119,943	$111,052

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
December 31, 2011	1,000	$1	$2,308,219	$544,874	$(4,117)	$2,848,977
Net Income				256,151		256,151
Change in compensation retirement benefits liability and amortization (net of taxes $(103))					192	192
Dividends Declared				(119,000)		(119,000)
September 30, 2012	1,000	$1	$2,308,219	$682,025	$(3,925)	$2,986,320

December 31, 2012	1,000	$1	$2,308,211	$618,612	$(4,506)	$2,922,318
Net Income				228,552		228,552
Change in compensation retirement benefits liability and amortization (net of taxes $(156))					290	290
Dividends Declared				(105,000)		(105,000)
September 30, 2013	1,000	$1	$2,308,211	$742,164	$(4,216)	$3,046,160

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

OPERATING REVENUES:
Electric	$213,463	$212,073	$560,392	$549,886
Gas	13,543	12,077	73,480	77,543
Total Operating Revenues	227,006	224,150	633,872	627,429

OPERATING EXPENSES:
Fuel for power generation	54,827	47,324	141,277	115,137
Purchased power	33,388	33,999	114,755	98,400
Gas purchased for resale	7,383	5,382	62,277	46,491
Deferral of energy - electric - net (Note 4)	(7,925)	(5,498)	(44,223)	(13,854)
Deferral of energy - gas - net (Note 4)	(1,964)	(853)	(22,315)	(970)
Energy efficiency program costs	2,044	4,092	5,679	11,143
Regulatory disallowance	5,469	—	5,469	—
Merger-related costs (Note 2)	2,008	—	5,528	—
Other operating expenses	34,394	34,128	106,455	104,214
Maintenance	5,968	6,481	20,956	23,596
Depreciation and amortization	27,952	27,537	83,772	80,594
Taxes other than income	5,944	5,894	18,414	17,382
Total Operating Expenses	169,488	158,486	498,044	482,133
OPERATING INCOME	57,518	65,664	135,828	145,296

OTHER INCOME (EXPENSE):
Interest expense
(net of AFUDC-debt: $437, $448, $1,007 and $1,458)	(15,122)	(15,298)	(46,020)	(47,650)
Interest expense on regulatory items	(87)	(401)	53	(715)
AFUDC-equity	632	582	1,579	1,843
Other income	983	1,399	4,641	4,181
Other expense	(982)	(998)	(3,803)	(3,609)
Total Other Income (Expense)	(14,576)	(14,716)	(43,550)	(45,950)
Income Before Income Tax Expense	42,942	50,948	92,278	99,346

Income tax expense	13,691	16,521	30,347	33,596

NET INCOME	29,251	34,427	61,931	65,750

Other comprehensive income
Change in compensation retirement benefits liability and amortization
(Net of taxes $(32), $(22), $(95) and $(68))	59	42	176	127

COMPREHENSIVE INCOME	$29,310	$34,469	$62,107	$65,877

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash and cash equivalents	$84,128	$60,786
Accounts receivable less allowance for uncollectible accounts:
2013 - $1,059; 2012 - $1,126	115,765	124,464
Materials, supplies and fuel, at average cost	50,770	60,662
Deferred energy costs (Note 4)	13,844	—
Intercompany income taxes receivable	10,351	10,351
Deferred income taxes	49,748	21,589
Other current assets	12,566	11,633
Total Current Assets	337,172	289,485

Utility Property:
Plant in service	3,736,104	3,667,487
Construction work-in-progress	125,681	140,168
Total	3,861,785	3,807,655
Less accumulated provision for depreciation	1,323,504	1,277,866
Total Utility Property, Net	2,538,281	2,529,789

Investments and other property, net	7,126	6,499

Deferred Charges and Other Assets:
Regulatory assets	301,918	328,755
Regulatory asset for pension plans	135,257	140,268
Deferred energy (Note 4)	1,014	—
Other deferred charges and assets	13,524	21,477
Total Deferred Charges and Other Assets	451,713	490,500

TOTAL ASSETS	$3,334,292	$3,316,273

(Continued)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2013	2012

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt (Note 5)	$271	$250,235
Accounts payable	84,277	106,415
Accounts payable, affiliated companies	21,543	21,534
Accrued expenses	29,909	32,936
Deferred energy (Note 4)	—	50,763
Other current liabilities	18,821	13,655
Total Current Liabilities	154,821	475,538

Long-term debt (Note 5)	1,177,829	928,990

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	525,694	465,508
Deferred investment tax credit	7,766	8,850
Accrued retirement benefits	75,133	98,676
Regulatory liabilities	255,232	227,287
Other deferred credits and liabilities	76,974	72,688
Total Deferred Credits and Other Liabilities	940,799	873,009

Shareholder's Equity:
Common stock, $3.75 par value; 20,000,000 shares authorized
1,000 shares issued and outstanding for 2013 and 2012	4	4
Other paid-in capital	1,111,266	1,111,266
Retained deficit	(49,055)	(70,986)
Accumulated other comprehensive loss	(1,372)	(1,548)
Total Shareholder's Equity	1,060,843	1,038,736

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,334,292	$3,316,273

The accompanying notes are an integral part of the financial statements.

(Concluded)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$61,931	$65,750
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	83,772	80,594
Deferred taxes and deferred investment tax credit	32,847	42,809
AFUDC-equity	(1,579)	(1,843)
Deferred energy	(65,622)	(11,367)
Regulatory disallowance	5,469	—
Amortization of other regulatory assets	58,769	58,484
Other, net	185	(15,532)
Changes in certain assets and liabilities:
Accounts receivable	17,700	13,452
Materials, supplies and fuel	9,892	(12,915)
Other current assets	(934)	(6,512)
Accounts payable	(16,893)	(21,002)
Accrued retirement benefits	(23,544)	(18,477)
Other current liabilities	2,141	(3,522)
Other deferred assets	(2,021)	(1,160)
Other regulatory assets	(3,302)	(15,588)
Other deferred liabilities	(1,876)	(6,282)
Net Cash from Operating Activities	156,935	146,889

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(108,735)	(155,182)
Customer advances for construction	(114)	(2,221)
Contributions in aid of construction	18,451	29,590
Investments and other property - net	24	24
Net Cash used by Investing Activities	(90,374)	(127,789)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of costs	247,506	(1,447)
Retirement of long-term debt	(250,725)	(1,112)
Dividends paid	(40,000)	(20,000)
Net Cash used by Financing Activities	(43,219)	(22,559)

Net Increase (Decrease) in Cash and Cash Equivalents	23,342	(3,459)
Beginning Balance in Cash and Cash Equivalents	60,786	55,195
Ending Balance in Cash and Cash Equivalents	$84,128	$51,736

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$45,554	$45,772
Significant non-cash transactions:
Accrued construction expenses as of September 30,	$21,271	$21,060

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

December 31, 2011	1,000	$4	$1,111,262	$(135,340)	$(1,384)	$974,542
Net Income				65,750		65,750
Change in compensation retirement benefits liability and amortization (net of taxes $(68))					127	127
Dividends Declared				(20,000)		(20,000)
September 30, 2012	1,000	$4	$1,111,262	$(89,590)	$(1,257)	$1,020,419

December 31, 2012	1,000	$4	$1,111,266	$(70,986)	$(1,548)	$1,038,736
Net Income				61,931		61,931
Change in compensation retirement benefits liability and amortization (net of taxes $(95))					176	176
Dividends Declared				(40,000)		(40,000)
September 30, 2013	1,000	$4	$1,111,266	$(49,055)	$(1,372)	$1,060,843

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

The results of operations and cash flows of NVE, NPC and SPPC for the nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Accounting Policies

      Consolidations of VIEs

To identify potential variable interests, management reviewed contracts under leases, long-term purchase power contracts, tolling contracts and jointly owned facilities.  The Utilities identified certain long-term purchase power contracts that could be defined as variable interests.  However, the Utilities are not the primary beneficiary as they primarily lacked the power to direct the activities of the entity, including the ability to operate the generating facilities and make management decisions.  The Utilities' maximum exposure to loss is limited to the cost of replacing these purchase power contracts if the providers are unable to deliver power.  However, the Utilities believe their exposure is mitigated as they would likely recover these costs through their deferred energy accounting mechanism.  As of September 30, 2013, the carrying amount of assets and liabilities in the Utilities’ balance sheets that relate to their involvement with VIEs are predominately related to working capital accounts and generally represent the amounts owed by the Utilities for the deliveries associated with the current billing cycle under the contracts.

Recent Accounting Standards Update

      Derivatives and Hedging (ASC 815)

In July 2013, the FASB amended its existing guidance related to hedge accounting.  The amendment permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S benchmark interest rate for hedge accounting purposes under ASC 815, in addition, to the current approved U.S. rates which include interest rates on direct Treasury obligations of the U.S. government (UST) and LIBOR.  The amendment is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.    The adoption of this guidance did not have an impact on the presentation of the consolidated financial statements or disclosure requirements for NVE and the Utilities.

      Income Taxes (ASC 740)

In July 2013, the FASB amended its existing guidance related to the presentation of an unrecognized tax benefit on the financial statements.  ASC 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists.  As a result, there is diversity in practice in the presentation of unrecognized tax benefits.  The objective of the amendment is to eliminate the diversity in practice, requiring the unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions.  The amendment can be applied prospectively or retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities.  NVE and the Utilities have elected to early adopt this amendment prospectively as of September 30, 2013, presenting their unrecognized tax benefit as a reduction to their NOL deferred tax asset. The adoption of this guidance did not have a material impact on the presentation of the financial statements for NVE and the Utilities.

Federal Income Tax Regulations

In September 2013, the Internal Revenue Service and the U.S. Treasury Department released final tax regulations on the deduction and capitalization of expenditures related to tangible property. These regulations apply to tax years beginning on or after January 1, 2014.  NVE and the Utilities continue to evaluate the effects of the tangible property regulations as well as the generation guidance in Revenue Procedure 2013-24, but do not believe that these tax regulations will have a material impact on the presentation of the financial statements for NVE and the Utilities.

Other Comprehensive Income (ASC 220)

In December 2011, the FASB deferred the effective date of a portion of the June 2011 amendment related to the presentation of reclassification adjustments out of accumulated other comprehensive income.  In February 2013, the FASB reinstated certain portions of the deferred amendment.  The reinstated amendment is applied prospectively and is effective for NVE and the Utilities as of January 1, 2013.  The adoption of this guidance did not have an impact on the presentation of the financial statements for NVE and the Utilities.

Balance Sheet Offsetting Disclosures (ASC 210)

In November 2011, the FASB amended the Balance Sheet Topic as reflected in the FASB Accounting Standards Codification to enhance current disclosures regarding offsetting (netting) of assets and liabilities on the face of the financial statements.  The amendment requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on its financial position.  The scope of this amendment includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendment is applied retrospectively to all periods presented and is effective for NVE and the Utilities as of January 1, 2013.  The adoption of this guidance did not have an impact on the disclosure requirements for NVE and the Utilities.

NOTE 2.      MERGER-RELATED ACTIVITIES

MidAmerican Merger

On May 29, 2013, NVE entered into the MidAmerican Merger Agreement.  The MidAmerican Merger Agreement provides for the merger of Silver Merger Sub, Inc. with and into NVE, with NVE continuing as the surviving corporation.  Once merged, NVE will become an indirect wholly owned subsidiary of MEHC.  The closing is expected to occur in late 2013 or the first quarter of 2014.

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

The MidAmerican Merger Agreement has been approved by the BOD of both NVE and MEHC, but the consummation of the MidAmerican Merger is subject to the satisfaction or waiver of specified closing conditions, including:

•
the approval of the MidAmerican Merger Agreement by the holders of a majority of the outstanding shares of NVE common stock. On September 25, 2013, NVE’s stockholders approved the MidAmerican Merger Agreement. Consequently, this closing condition has been satisfied;

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

The MidAmerican Merger Agreement contains customary representations, warranties and covenants for both NVE and MEHC. These covenants include an obligation for us, subject to certain exceptions, to conduct our business in a manner substantially consistent with our current practice. In addition, the covenants contain several restrictions that apply unless MEHC’s consent is received, including limitations on making certain business acquisitions, limitations on our total capital spending, limitations on the extent to which we may obtain financing through long-term debt or equity issuances and limitations on increasing our common stock dividend payout.

The MidAmerican Merger Agreement contains certain termination rights and fees for both NVE and MEHC. In the event of termination of the MidAmerican Merger under certain circumstances, NVE may be obligated to pay MEHC a termination fee of up to $169.7 million.

During the three and nine month periods ending September 30, 2013, NVE incurred $7.9 million (pre-tax) and $21.4 million (pre-tax) of merger-related fees and stock compensation costs related to the MidAmerican Merger which have been expensed and presented on the Statement of Comprehensive Income as Merger-Related Costs.  Stock compensation costs increased primarily due to the increase in the average price per share of NVE common stock used to value the liability for stock compensation, upon announcement of the MidAmerican Merger.  NVE expects to incur additional merger fees relating to the MidAmerican Merger upon consummation of the MidAmerican Merger.

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

The MidAmerican Merger will accelerate the vesting and settlement of equity compensation awards to executives and employees which will be cashed out upon consummation of the MidAmerican Merger. Certain executives are also entitled to additional change of control payments in the event of an occurrence of a qualified termination.  The consummation of the MidAmerican Merger will also trigger mandatory redemption requirements under financing agreements of NVE and the Utilities.  As a result, NVE, NPC and SPPC will be required to offer to purchase approximately $315.0 million, $3.1 billion, and $951.7 million, respectively, of debt at 101% of par within 10 days after the MidAmerican Merger closing.  At this time, NVE and the Utilities are unable to determine the extent to which holders of these debt securities will accept such tender offers.  The average interest rate under these debt securities is approximately 6.25%, 6.42% and 5.51% for NVE, NPC and SPPC, respectively.  To the extent that debt securities are tendered pursuant to the required tender offers, NVE and the Utilities intend to fund the purchases using a combination of internal funds, the Utilities’ revolving credit facilities or the issuance of long-term debt. Furthermore, NVE and the Utilities were required to obtain consents from lenders under the terms of the Utilities’ revolving credit facilities and NVE’s Term Loan before consummating the MidAmerican Merger. In November 2013, NVE amended its Term Loan and NPC and SPPC amended their revolving credit facilities, in each case to permit the MidAmerican Merger.

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

Operational information of the different business segments is set forth below based on the nature of products and services offered.  NVE evaluates performance based on several factors, of which the primary financial measure is business segment gross margin.  Gross margin, which the Utilities calculate as operating revenues less energy costs, energy efficiency program costs and regulatory disallowances provides a measure of income available to support the other operating expenses of the Utilities.  See Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements in the 2012 Form 10-K for further information regarding energy efficiency program costs.

Operating expenses are provided by segment in order to reconcile to operating income as reported in the consolidated financial statements (dollars in thousands):

Three Months Ended
September 30, 2013
	NVE Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$1,013,151	$3	$786,142	$227,006	$213,463	$13,543

Energy Costs:
Fuel for power generation	217,954	—	163,127	54,827	54,827	—
Purchased power	205,970	—	172,582	33,388	33,388	—
Gas purchased for resale	7,383	—	—	7,383	—	7,383
Deferred energy	(55,270)	—	(45,381)	(9,889)	(7,925)	(1,964)
Energy efficiency program costs	16,042	—	13,998	2,044	2,044	—
Regulatory disallowance	17,335	—	11,866	5,469	5,469	—
Total Costs	$409,414	$—	$316,192	$93,222	$87,803	$5,419

Gross Margin	$603,737	$3	$469,950	$133,784	$125,660	$8,124

Merger-related costs	7,857	229	5,620	2,008
Other operating expenses	106,068	830	70,844	34,394
Maintenance	17,176	—	11,208	5,968
Depreciation and amortization	96,801	—	68,849	27,952
Taxes other than income	14,214	57	8,213	5,944
Operating Income (Loss)	$361,621	$(1,113)	$305,216	$57,518

Nine Months Ended
September 30, 2013
	NVE Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$2,329,011	$10	$1,695,129	$633,872	$560,392	$73,480

Energy Costs:
Fuel for power generation	554,181	—	412,904	141,277	141,277	—
Purchased power	498,141	—	383,386	114,755	114,755	—
Gas purchased for resale	62,277	—	—	62,277	—	62,277
Deferred energy	(221,022)	—	(154,484)	(66,538)	(44,223)	(22,315)
Energy efficiency program costs	38,486	—	32,807	5,679	5,679	—
Regulatory disallowance	17,335	—	11,866	5,469	5,469	—
Total Costs	$949,398	$—	$686,479	$262,919	$222,957	$39,962

Gross Margin	$1,379,613	$10	$1,008,650	$370,953	$337,435	$33,518

Merger-related costs	21,409	1,394	14,487	5,528
Other operating expenses	317,538	2,747	208,336	106,455
Maintenance	66,128	—	45,172	20,956
Depreciation and amortization	291,687	—	207,915	83,772
Taxes other than income	46,536	318	27,804	18,414
Operating Income (Loss)	$636,315	$(4,449)	$504,936	$135,828

Three Months Ended
September 30, 2012
	NVE Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$1,026,488	$4	$802,334	$224,150	$212,073	$12,077

Energy Costs:
Fuel for power generation	171,316	—	123,992	47,324	47,324	—
Purchased power	205,686	—	171,687	33,999	33,999	—
Gas purchased for resale	5,382	—	—	5,382	—	5,382
Deferred energy	(29,036)	—	(22,685)	(6,351)	(5,498)	(853)
Energy efficiency program costs	32,584	—	28,492	4,092	4,092	—
Total Costs	$385,932	$—	$301,486	$84,446	$79,917	$4,529

Gross Margin	$640,556	$4	$500,848	$139,704	$132,156	$7,548

Other operating expenses	100,108	608	65,372	34,128
Maintenance	19,014	—	12,533	6,481
Depreciation and amortization	94,512	—	66,975	27,537
Taxes other than income	15,682	45	9,743	5,894
Operating Income (Loss)	$411,240	$(649)	$346,225	$65,664

Nine Months Ended
September 30, 2012
	NVE Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$2,378,606	$12	$1,751,165	$627,429	$549,886	$77,543

Energy Costs:
Fuel for power generation	400,936	—	285,799	115,137	115,137	—
Purchased power	486,894	—	388,494	98,400	98,400	—
Gas purchased for resale	46,491	—	—	46,491	—	46,491
Deferred Energy	(30,285)	—	(15,461)	(14,824)	(13,854)	(970)
Energy efficiency program costs	76,609	—	65,466	11,143	11,143	—
Total Costs	$980,645	$—	$724,298	$256,347	$210,826	$45,521

Gross Margin	$1,397,961	$12	$1,026,867	$371,082	$339,060	$32,022

Other operating expenses	307,080	2,382	200,484	104,214
Maintenance	76,190	—	52,594	23,596
Depreciation and amortization	281,690	—	201,096	80,594
Taxes other than income	44,457	282	26,793	17,382
Operating Income (Loss)	$688,544	$(2,652)	$545,900	$145,296

NOTE 4.    REGULATORY ACTIONS

NPC and SPPC follow deferred energy accounting.  See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2012 Form 10-K for additional information regarding deferred energy accounting by the Utilities.

The following deferred energy amounts were included in the consolidated balance sheets as of September 30, 2013 (dollars in thousands):

	September 30, 2013
	NVE Total	NPC Electric	SPPC Electric	SPPC Gas
Deferred Energy
Cumulative Deferred Balance authorized in 2013 DEAA	$(152,990)	$(102,227)	$(32,693)	$(18,070)
2013 Amortization	111,977	69,288	23,695	18,994
2013 Deferred Energy Under Collections (1)	118,397	95,465	19,697	3,235
Deferred Energy Balance at September 30, 2013 - Subtotal	$77,384	$62,526	$10,699	$4,159
Reinstatement of deferred energy (effective 6/07, 10 years)	89,906	89,906	—	—
Total Deferred Energy	$167,290	$152,432	$10,699	$4,159

Current Assets
Deferred energy	$82,235	$68,391	$10,322	$3,522
Non-current Assets
Deferred energy	85,055	84,041	377	637
Total Net Deferred Energy	$167,290	$152,432	$10,699	$4,159

(1)
These deferred energy under collections are subject to quarterly rate resets as discussed in Note 1, Summary of Significant Accounting Policies, Deferred Energy Accounting, of the Notes to the Financial Statements in the 2012 Form 10-K.

Pending Regulatory Actions

   Nevada Power Company and Sierra Pacific Power Company

      Joint Application for the merger between NVE and MEHC (MidAmerican Merger)

In July 2013, NVE and MEHC filed a joint application with the PUCN seeking the authorization of the MidAmerican Merger. Under Nevada law, the PUCN may not authorize the MidAmerican Merger unless it finds, among other things, that the transaction is “in the public interest”.  If the PUCN does not issue a final order regarding the MidAmerican Merger within 180 days of the application filing date, the transaction will be deemed to be authorized.  Based on the date of filing, the expected authorization date for the joint application between NVE and MEHC is January 2014.  Hearings are scheduled for November 2013.

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

The PUCN may not authorize the One Company Merger unless it finds, among other things, that the proposed transaction is “in the public interest.”  The PUCN is not bound by any statutory deadlines with respect to this application. Hearings were expected to begin in February 2014, but the Utilities are seeking to delay the proceedings to the second half of 2014.

Financing Application

                Concurrent with the One Company Merger filing, NPC and SPPC filed a joint financing application with the PUCN.  The application requested the PUCN to restate and review the Utilities’ existing unused authority and to assign and consolidate the unused authority under NVEOC.  In addition, the application requests new authority of $705.0 million.  The consolidated authority would give NVEOC authority to issue new debt of $1.1 billion and authority to refinance or redeem debt of $1.5 billion. The application does not seek a change to NPC’s and SPPC’s existing revolving credit facility authority of $1.3 billion and $600 million, respectively.   The Utilities have requested that the financing application be consolidated with the One Company Merger filing.  However, as the One Company Merger will not be approved prior to the December 31, 2013 expiration of NPC’s current financing authority, NPC requested that its current authority be extended, as well as additional authority to refinance debt of $255 million.  In September 2013, the PUCN accepted a stipulation extending NPC’s existing financing authority until an order is issued in the One Company Merger filing.

Nevada Power Company

NPC 2013 DEAA, REPR, TRED, EEIR and EEPR Rate Filings

In March 2013, NPC filed an application for the PUCN to review fuel and purchased power transactions for the 12-month period ended December 31, 2012, and to reset the REPR, TRED, EEIR and EEPR rate elements.  In September 2013, the PUCN issued an order disallowing approximately $1.1 million (pre-tax) in deferred energy costs, which NPC expensed as a regulatory disallowance for the three and nine month periods ended September 30, 2013 and correspondingly adjusted the deferred energy balance as reflected in the table above. In addition, the PUCN indicated in their order that EEIR revenue should not contribute to the Utilities earning more than their authorized ROR. As NPC earned in excess of its authorized ROR in 2012, the PUCN disallowed approximately $10.8 million in pre-tax EEIR revenues (including carrying charges) which was expensed as a regulatory disallowance for the three and nine month periods ended September 30, 2013. Furthermore, as a result of this order and NPC’s estimated 2013 ROR calculated to be in excess of its authorized ROR, NPC has recorded a provision for refund of $11.2 million pre-tax against operating revenues, representing all EEIR revenues recorded during the nine months ended September 30, 2013. The September PUCN order includes the following changes in revenue requirement (dollars in millions):

	Effective Date	Authorized Revenue Requirement	Present Revenue Requirement	$ Change in Revenue Requirement
Revenue Requirement Subject To Change:
REPR (1)	Oct. 2013	$28.4	$38.7	$(10.3)
TRED (1)	Oct. 2013	15.7	15.9	(0.2)
EEPR Base (1)	Oct. 2013	45.9	32.6	13.3
EEPR Amortization (1)	Oct. 2013	(29.9)	9.0	(38.9)
EEIR Base (2)	Oct. 2013	15.1	10.6	4.5
EEIR Amortization (3)	Oct. 2013	(17.2)	10.7	(27.9)
Total Revenue Requirement		$58.0	$117.5	$(59.5)

(1)
Represents programs that require the Utilities to collect funds from customers for which the related costs are equal to the revenues collected. As a result, such programs have no effect on Operating or Net Income.

(2)
The authorized revenue requirement for EEIR Base may be subject to refund based on the PUCN order discussed above if NPC earns in excess of its authorized ROR. In future periods, NPC may record a provision against revenues to the extent its estimated ROR exceeds its authorized ROR.

(3)
Amounts related to the EEIR revenue disallowance, discussed above, are required to be refunded back to ratepayers through negative EEIR amortization; however, while these amounts will affect cash flow, they will not have a future impact on revenues, as the disallowance was recognized as of September 30, 2013.

Sierra Pacific Power Company

  SPPC Electric General Rate Case

In June 2013, SPPC filed its statutorily required GRC for its Nevada electric operations and updated the filing in August 2013.  In the updated filing, SPPC is requesting the following:

•	Decrease in general rates by $4.7 million, approximately a 0.7% decrease; and

•	ROE and ROR of 10.4% and 7.74%, respectively.

Hearings are scheduled for October 2013 and, if approved, the new rates would be effective January 1, 2014.

SPPC Gas General Rate Case

In June 2013, SPPC filed a GRC for its gas operations and updated the filing in August 2013.  In the updated filing, SPPC is requesting the following:

•	Increase in general rates by $6.0 million, approximately a 6.1% increase; and

•	ROE and ROR of 10.35% and 7.72%, respectively.

Hearings are scheduled for October 2013 and, if approved, the new rates would be effective January 1, 2014.

SPPC 2013 Electric DEAA, REPR, TRED, EEIR and EEPR Rate Filings

In March 2013, SPPC filed an application for the PUCN to review fuel and purchased power transactions for the 12-month period ended December 31, 2012, and to reset the REPR, TRED, EEPR and EEIR rate elements. In September 2013, the PUCN issued an order disallowing approximately $0.1 million (pre-tax) in deferred energy costs, which SPPC expensed as a regulatory disallowance for the three and nine month periods ended September 30, 2013 and correspondingly adjusted the deferred energy balance as reflected in the table above. In addition, with respect to the EEIR disallowance discussed above under NPC, the PUCN disallowed $5.5 million (pre-tax) of SPPC's 2012 EEIR revenues, (including carrying charges) as a result of earning in excess of its authorized ROR. As a result $5.5 million was expensed as a regulatory disallowance for the three and nine months ended September 30, 2013. Also, similar to NPC, SPPC’s estimated 2013 ROR is calculated to be in excess of its authorized ROR, as such, SPPC has recorded a provision for refund of $4.0 million pre-tax against operating revenues, representing all EEIR revenues recorded during the nine months ended September 30, 2013. The September PUCN order includes the following changes in revenue requirement (dollars in millions):

	Effective Date	Authorized Revenue Requirement	Present Revenue Requirement	$ Change in Revenue Requirement
Revenue Requirement Subject To Change:
REPR (1)	Oct. 2013	$42.3	$44.4	$(2.1)
TRED (1)	Oct. 2013	7.4	6.3	1.1
EEPR Base (1)	Oct. 2013	6.0	5.6	0.4
EEPR Amortization (1)	Oct. 2013	(2.1)	1.8	(3.9)
EEIR Base (2)	Oct. 2013	5.5	4.7	0.8
EEIR Amortization (3)	Oct. 2013	(3.7)	1.9	(5.6)
Total Revenue Requirement		$55.4	$64.7	$(9.3)

(1)
Represents programs that require the Utilities to collect funds from customers for which the related costs are equal to the revenues collected. As a result, such programs have no effect on Operating or Net Income.

(2)
The authorized revenue requirement for EEIR Base may be subject to refund based on the PUCN order discussed above if SPPC earns in excess of its authorized ROR. In future periods, SPPC may record a provision against revenues to the extent its estimated ROR exceeds its authorized ROR.

(3)
Amounts related to the EEIR revenue disallowance, discussed above, are required to be refunded back to ratepayers through negative EEIR amortization; however, while these amounts will affect cash flow, they will not have a future impact on revenues, as the disallowance was recognized as of September 30, 2013.

         SPPC 2013 Nevada Gas DEAA and REPR Rate Filings

In March 2013, SPPC filed an application for the PUCN to review the physical gas, transportation and financial gas transactions that were recorded during the 12-month period ended December 31, 2012 and to reset the REPR.  DEAA amounts subject to prudency review for cumulative balances as of December 31, 2012 are included in the deferred energy table above.  In September 2013, the PUCN issued an order resulting in an overall decrease in revenue requirement of $0.2 million.

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

SPPC

SPPC 2012 FERC Transmission Rate Case

In October 2012, SPPC filed an application with the FERC to reset transmission and ancillary service rates that were last set in 2007 and 2003, respectively.  In December 2012, FERC issued an order which suspended certain rate increases until June 1, 2013.  Furthermore, as requested in the filing, the FERC accepted two proposed rate decreases effective January 1, 2013. On June 17, 2013, SPPC filed an unopposed settlement agreement resolving all issues with the FERC, for approval for rates effective June 1, 2013.    FERC approved the settlement on August 29, 2013. The rate changes under the terms of the settlement agreement are expected to result in an overall annual revenue increase of $1.5 million.

   NVE, NPC and SPPC

     2013 FERC Transmission Rate Case

In May 2013, NPC and SPPC filed an application with the FERC to reset transmission and ancillary service rates effective on the later of January 1, 2014, or the ON Line in-service date.  The rate changes reflect the addition of the ON Line in the transmission revenue requirement.  Various intervenors filed protests and NPC and SPPC filed a response to those protests on July 16, 2013.  On August 5, 2013, FERC issued an order which suspended the rate changes until January 1, 2014 or the in-service date for ON Line, subject to refund. On August 12, 2013 the FERC designated a Settlement Judge and the matter is now in settlement proceedings.  At this time, management is unable to determine the final revenue impact of the case.

      FERC One Company Merger Request

In May 2013, NVE, NPC and SPPC filed an application with the FERC under Section 203 of the Federal Power Act for Approval of Internal Reorganization.  In their request, NPC and SPPC requested FERC authorization for an internal corporate reorganization under which SPPC will merge into NPC and the surviving entity will be renamed NVEOC.  On October 21, 2013, NVE, NPC and SPPC submitted an informational filing with FERC indicating that given the status of an application pending before the PUCN, the applicants did not object to FERC deferring its consideration of the application. The application remains pending before FERC for consideration.

      FERC MidAmerican Merger Request

On July 12, 2013, an application was filed with the FERC under Section 203 of the Federal Power Act, to approve the MidAmerican Merger.  The MidAmerican Merger is discussed in more detail in Note 2, Merger-Related Activities.   Under Section 203 of the Federal Power Act, the FERC may not authorize the MidAmerican Merger unless it finds, among other things, that the transaction is “consistent with the public interest”.  If the FERC does not grant or deny the application within 180 days after the application was filed, the application is deemed granted unless the FERC finds that further consideration, for a period not to exceed an additional 180 days, is required to determine whether the transaction meets the specified standards.  The application requests authorization of the proposed transaction by December 19, 2013; however, NVE is unable to determine the timing of a decision in the filing.

NOTE 5.    LONG-TERM DEBT
NVE’s, NPC’s and SPPC’s long-term debt consists of the following (dollars in thousands):

			September 30,				December 31,
			2013				2012
Long-Term Debt:	Stated Rate	Maturity Date	Consolidated	NVE Holding Co.	NPC	SPPC	Consolidated	NVE Holding Co.	NPC	SPPC
Secured Debt
General and Refunding Mortgage Securities
NPC Series L	5.875%	2015	$250,000	$—	$250,000	$—	$250,000	$—	$250,000	$—
NPC Series M	5.950%	2016	210,000	—	210,000	—	210,000	—	210,000	—
NPC Series N	6.650%	2036	370,000	—	370,000	—	370,000	—	370,000	—
NPC Series O	6.500%	2018	325,000	—	325,000	—	325,000	—	325,000	—
NPC Series R	6.750%	2037	350,000	—	350,000	—	350,000	—	350,000	—
NPC Series S	6.500%	2018	500,000	—	500,000	—	500,000	—	500,000	—
NPC Series U	7.375%	2014	125,000	—	125,000	—	125,000	—	125,000	—
NPC Series V	7.125%	2019	500,000	—	500,000	—	500,000	—	500,000	—
NPC Series X	5.375%	2040	250,000	—	250,000	—	250,000	—	250,000	—
NPC Series Y	5.450%	2041	250,000	—	250,000	—	250,000	—	250,000	—
SPPC Series M	6.000%	2016	450,000	—	—	450,000	450,000	—	—	450,000
SPPC Series P	6.750%	2037	251,742	—	—	251,742	251,742	—	—	251,742
SPPC Series Q	5.450%	2013	—	—	—	—	250,000	—	—	250,000
SPPC Series T	3.375%	2023	250,000	—	—	250,000	—	—	—	—

Variable Rate Debt (Secured by General and Refunding Mortgage Securities)
NPC IDRB Series 2000A		2020	—	—	—	—	98,100	—	98,100	—
NPC PCRB Series 2006		2036	37,700	—	37,700	—	37,700	—	37,700	—
NPC PCRB Series 2006A		2032	37,975	—	37,975	—	37,975	—	37,975	—
SPPC PCRB Series 2006A		2031	58,200	—	—	58,200	58,200	—	—	58,200
SPPC PCRB Series 2006B		2036	75,000	—	—	75,000	75,000	—	—	75,000
SPPC PCRB Series 2006C		2036	81,475	—	—	81,475	81,475	—	—	81,475

Senior Notes
NVE Senior Notes	6.250%	2020	315,000	315,000	—	—	315,000	315,000	—	—
NVE Term Loan	2.560%	2014	195,000	195,000	—	—	195,000	195,000	—	—

Obligations under capital leases			38,415	—	36,571	1,844	44,258	—	42,908	1,350
Unamortized bond premium and discount (net)			759	—	(9,080)	9,839	1,631	—	(9,827)	11,458
Current maturities			(129,457)	—	(129,186)	(271)	(356,283)	—	(106,048)	(250,235)
Total Long-Term Debt			$4,791,809	$510,000	$3,103,980	$1,177,829	$4,669,798	$510,000	$3,230,808	$928,990

Substantially all utility plant is subject to the liens of the NPC Indenture and the SPPC Indenture under which their respective General and Refunding Mortgage Securities are issued.

Financing Transactions

Nevada Power Company

 In July 2013, NPC issued a notice of redemption to the bondholders for its $100 million Clark County Industrial Development Refunding Revenue Bonds, Series 2000A.  In August 2013, NPC redeemed the aggregate principal amount outstanding of $98.1 million at 100% of the principal amount plus accrued interest with the use of cash on hand.

Sierra Pacific Power Company

In August 2013, SPPC issued and sold $250 million of its 3.375% General and Refunding Notes, Series T due 2023. The approximately $247.9 million in net proceeds was used, together with cash on hand, to pay at maturity the $250 million principal amount of its 5.45% General and Refunding Notes, Series Q, which matured in September 2013.

NOTE 6.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The September 30, 2013 carrying amount of cash and cash equivalents, current assets, accounts receivable, accounts payable and current liabilities approximate fair value due to the short-term nature of these instruments. As reported in Note 4, Investments in Subsidiaries & Other Property, of the Notes to Financial Statements in the 2012 Form 10-K, investments held in Rabbi Trust continues to be considered Level 1 in the fair value hierarchy.

The total fair value of NVE’s consolidated long-term debt at September 30, 2013, is estimated to be $5.6 billion based on quoted market prices for the same or similar issues or on the current rates offered to NVE for debt of the same remaining maturities. The total fair value was estimated to be $5.9 billion as of December 31, 2012.

The total fair value of NPC’s consolidated long-term debt at September 30, 2013, is estimated to be $3.7 billion based on quoted market prices for the same or similar issues or on the current rates offered to NPC for debt of the same remaining maturities. The total fair value was estimated to be $4.1 billion at December 31, 2012.

The total fair value of SPPC’s consolidated long-term debt at September 30, 2013, is estimated to be $1.3 billion based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities. The total fair value was estimated to be $1.3 billion as of December 31, 2012.

NOTE 7.    RETIREMENT PLAN AND POST-RETIREMENT BENEFITS

NVE has a single employer defined benefit pension plan covering substantially all employees of NVE and the Utilities. NVE allocates the unfunded liability and the net periodic benefit costs for its pension benefit and other post-retirement benefit plans to NPC and SPPC based upon the current, or in the case of the retirees, previous, employment location. Certain grandfathered and union employees are covered under a benefit formula based on years of service and the employee's highest compensation for a period prior to retirement, while most employees are covered under a cash balance formula with vesting after three years of service. NVE also has other post-retirement plans, including a defined contribution plan which provides medical and life insurance benefits for certain retired employees. A summary of the components of net periodic pension and other post-retirement costs for the three and nine months ended September 30 follows. This summary is based on a December 31, measurement date (dollars in thousands):

NVE
	Pension Benefits		Other Post-Retirement Benefits
	For the Three Months Ended September 30		For the Three Months Ended September 30
	2013	2012	2013	2012
Service cost	$5,132	$4,406	$660	$595
Interest cost	9,303	10,228	1,677	1,905
Expected return on plan assets	(12,708)	(12,447)	(1,687)	(1,563)
Amortization of prior service cost	(720)	(724)	(952)	(987)
Amortization of net loss	4,797	3,473	890	731
Net periodic benefit cost	$5,804	$4,936	$588	$681

	Pension Benefits		Other Post-Retirement Benefits
	For the Nine Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012
Service cost	$15,396	$13,220	$1,980	$1,787
Interest cost	27,911	30,684	5,030	5,715
Expected return on plan assets	(38,124)	(37,341)	(5,060)	(4,690)
Amortization of prior service cost	(2,162)	(2,173)	(2,857)	(2,961)
Amortization of net loss	14,391	10,418	2,671	2,193
Net periodic benefit cost	$17,412	$14,808	$1,764	$2,044

The average percentage of NVE net periodic costs capitalized during 2013 and 2012 was 34.5% and 35.0% respectively.

NPC
	Pension Benefits		Other Post-Retirement Benefits
	For the Three Months Ended September 30		For the Three Months Ended September 30
	2013	2012	2013	2012
Service cost	$2,761	$2,358	$389	$350
Interest cost	4,453	4,881	556	602
Expected return on plan assets	(6,270)	(6,237)	(631)	(592)
Amortization of prior service cost	(453)	(456)	(23)	229
Amortization of net loss	2,117	1,363	289	221
Net periodic benefit cost	$2,608	$1,909	$580	$810

	Pension Benefits		Other Post-Retirement Benefits
	For the Nine Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012
Service cost	$8,283	$7,072	$1,167	$1,050
Interest cost	13,358	14,643	1,667	1,807
Expected return on plan assets	(18,810)	(18,711)	(1,892)	(1,775)
Amortization of prior service cost	(1,358)	(1,367)	(69)	687
Amortization of net loss	6,351	4,089	867	662
Net periodic benefit cost	$7,824	$5,726	$1,740	$2,431

The average percentage of NPC net periodic costs capitalized during 2013 and 2012 was 35.9% and 36.9% respectively.

SPPC
	Pension Benefits		Other Post-Retirement Benefits
	For the Three Months Ended September 30		For the Three Months Ended September 30
	2013	2012	2013	2012
Service cost	$1,926	$1,695	$251	$227
Interest cost	4,558	5,043	1,104	1,283
Expected return on plan assets	(6,162)	(5,937)	(1,022)	(941)
Amortization of prior service cost	(277)	(277)	(933)	(1,220)
Amortization of net loss	2,501	2,026	592	504
Net periodic benefit cost	$2,546	$2,550	$(8)	$(147)

	Pension Benefits		Other Post-Retirement Benefits
	For the Nine Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012
Service cost	$5,778	$5,086	$752	$682
Interest cost	13,676	15,130	3,310	3,848
Expected return on plan assets	(18,486)	(17,813)	(3,065)	(2,823)
Amortization of prior service cost	(831)	(831)	(2,798)	(3,658)
Amortization of net loss	7,502	6,078	1,777	1,511
Net periodic benefit cost	$7,639	$7,650	$(24)	$(440)

The average percentage of SPPC net periodic costs capitalized during 2013 and 2012 and was 35.6% and 35.1%, respectively.

As discussed in Note 10, Retirement Plan and Post-Retirement Benefits, of the Notes to Financial Statements in the 2012 Form 10-K, NVE offered a voluntary lump sum pension pay out to former employees not currently of retirement age but eligible for future benefits and certain retiree participants already receiving benefits under NVE’s pension plan in an effort to reduce NVE’s future pension obligation. During the nine months ended September 30, 2013, NVE paid $21.5 million in lump sum pension pay outs from the pension assets. The company does not expect any further material amounts to be paid in 2013.

During the nine months ended September 30, 2013 and 2012, the company made contributions to the pension plan in the amount of $20.0 million and $15.0 million, respectively and $5.0 million and $7.1 million, respectively in contributions to the other post-retirement benefits plan. At the present time, it is not anticipated that additional funding will be required for either plan in 2013 in order to meet the minimum funding level requirements defined by the Pension Protection Act of 2006. However, NVE and the Utilities have included in their 2013 assumptions funding levels similar to the 2012 funding. The amounts to be contributed in 2013 may change subject to market conditions.

NOTE 8.             COMMITMENTS AND CONTINGENCIES

Environmental

   NPC

NEICO

NEICO, a wholly-owned subsidiary of NPC, owns property in Wellington, Utah, which was the site of a coal washing and load-out facility.  The site has a reclamation estimate supported by a bond of approximately $4 million with the Utah Division of Oil and Gas Mining, which management believes is sufficient to cover reclamation costs.  The site is under contract for sale to a third party and the sale is expected to close in the fourth quarter of 2013.   The sale will not be material to NPC.

Reid Gardner Generating Station

On October 4, 2011, NPC received a request for information from the EPA-Region 9 under Section 114 of the Federal Clean Air Act requesting current and historical operations and capital project information for NPC’s Reid Gardner Generating Station located near Moapa, Nevada.  NPC operates the facility and owns Units 1-4, with the interest of CDWR in Unit 4 having been terminated in October 2013.  The EPA’s Section 114 information request does not allege any incidents of non-compliance at the plant.  NPC completed its responses to EPA during the first quarter of 2012 and will continue to monitor developments relating to this Section 114 request.  At this time, NPC cannot predict the impact, if any, associated with this information request.

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

    NPC and SPPC

      NVision and SB 123

NVision is a comprehensive plan of NVE for the reduction of emissions from coal-fired generation plants through the accelerated retirement of certain coal-fired plants, the replacement of the generation capacity of such plants with increased capacity from renewable energy facilities and other electric generating plants.  NVision includes the following significant details:

•	Accelerating the plan to retire 800 MWs of coal plants, starting as soon as December 31, 2014;

•	Replacement of such coal plants with the procurement of 300 MWs from renewable facilities;

•	Construction or acquisition and ownership of 50 MWs of electric generating capacity from renewable facilities;

•	Construction or acquisition and ownership of 550 MWs of electric generating capacity from other electric generating plants; and

•	Assuring regulatory procedures that protect reliability and supply and address financial impacts on customer and utility.

In June 2013, the Nevada State Legislature passed SB 123, which was supported by NVE as part of its NVision initiative and includes the requirements as outlined in the bullets above.  The Utilities, along with other interested parties, are currently working with the PUCN to finalize the rulemaking associated with this bill and expect to file an emissions reduction plan in 2014 to specifically address the plan details as outlined above.

      Greenhouse Gas/Carbon Regulations

In conjunction with the release of President Obama’s Climate Action Plan on June 25, 2013, the President issued a memorandum directing the EPA to take several actions on carbon emissions standards for power plants.  As discussed above, NVision and the passage of SB 123, will yield substantial reductions in carbon as NVE and the Utilities retire their existing coal-fired generating facilities on an accelerated schedule. While the Utilities currently cannot predict the financial impact or final mandates by President Obama’s Climate Action Plan or the EPA’s final rules, NVE and the Utilities remain committed to taking progressive steps over time to limit the carbon emissions from its generation fleet by retiring older fossil units and replacing them with new, lower emissions and/or zero emission sources.

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

In June 2011, the EPA published in the Federal Register its proposal to approve Nevada's State Implementation Plan (SIP) implementing the Regional Haze Rules for affected units in the State of Nevada, which includes units at our Reid Gardner, Tracy and Ft. Churchill Generating Stations.  In March 2012, the EPA approved Nevada’s SIP as it pertains to all affected units and emissions, except for NOx controls at Units 1-3 at the Reid Gardner Generating Station.  The specified compliance date for this action, which includes the affected Tracy and Ft. Churchill Generating Station units, is January 1, 2015.  In that same March 2012 Federal Register notice, the EPA stated that it intended to make a BART determination on those Reid Gardner Generating Station units at a later date.  In August 2012, the EPA published its final determination for NOx BART controls for the Reid Gardner Generating Station Units 1-3, approving and rejecting certain components of Nevada’s SIP.  For the limited portions of Nevada’s SIP that EPA rejected, it put in place a Federal Implementation Plan (FIP) that will remain enforceable until such time as Nevada submits a revised SIP to address the concerns the EPA noted in its August 2012 Federal Register notice.  Within the August 2012 notice, the EPA approved Nevada’s determination in its SIP that the installation of selective non-catalytic reduction technology (SNCR) represented BART for purposes of compliance with the Regional Haze Rule, with a specified compliance date of January 1, 2015. On October 19, 2012, NPC submitted to EPA a Petition for Reconsideration of the August 2012 final rule requesting EPA to reconsider the compliance deadline for the Reid Gardner Generating Station retrofits so that it be set no earlier than June 30, 2016, which would match the modified compliance data put forward by the State of Nevada.  On March 26, 2013, the EPA granted reconsideration of the compliance date for the BART retrofits for Units 1, 2 and 3 at Reid Gardner Generating Station, proposing to extend the compliance date by 18 months, from January 1, 2015 to June 30, 2016. The EPA held a public hearing on April 29, 2013, to accept written and oral comments on this proposed action and t he comment period for this action closed on May 30, 2013. In August 2013, the EPA announced it was taking final action to extend the date by which Units 1, 2, and 3 at Reid Gardner Generating Station must meet the BART limits to reduce emissions of nitrogen oxides. The final date is now affirmed as June 30, 2016.

NVE continues to work toward finalizing the retrofit designs for the affected BART units.  NVE has received approval from the PUCN to retire Tracy Generating Station Units 1 and 2, and install retrofit controls on Tracy Generating Station Unit 3 and Ft. Churchill Generating Station Units 1 and 2.  As previously disclosed, NVE and the Utilities intend to file with the PUCN their emissions reduction plan in 2014 detailing how they will address the phased retirement of coal fired assets as required under SB 123.  While the BART requirements specify the installation of SNCR’s on Reid Gardner Generating Station Units 1, 2 and 3, the passage of SB 123 could result in the early retirement of those units prior to the required BART installation deadline, pending the final approval of the PUCN.  Therefore, in 2014, NVE and the Utilities will file an emissions reduction plan. NVE and the Utilities would need to obtain either the PUCN approval to retire those units as soon as the end of 2014 or seek approval for the BART retrofit installation with an alternate retirement date.  Compliance with the Regional Haze Rules are estimated to cost approximately $77.1 million, including Reid Gardner Generating Station Units 1, 2 and 3, but excluding AFUDC, over the next several years; however, these costs are preliminary and subject to change based on final engineering analysis and retirement of generating station units.  NVE expects that costs incurred to comply with the Regional Haze Rules would be capitalized and recovered through the Utilities’ regulatory proceedings similar to other environmental compliance requirements.

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
The original comment period on the EPA BART proposal expired on May 6, 2013, but Navajo Generating Station operator Salt River requested and was granted several extensions, citing the complexity of the plan and the need to consult with multiple tribes and the other plant co-owners.
On September 25, 2013, the EPA issued a supplemental proposal which included a BART alternative called the Technical Work Group (“TWG”) Alternative. The TWG Alternative is based upon the proposal submitted to the EPA in July 2013 by a group of Navajo Generating Station stakeholders called the TWG. At this time, the EPA is concurrently accepting comments on the BART determination and the EPA Alternative which were proposed in February 2013, as well the TWG Alternative proposed in the supplemental proposal. Comments are now due by January 6, 2014.

Given the uncertainties that remain regarding the various lease and agreement renewal terms, the timeline for BART installation, and the fact that the EPA’s overall proposal will be subject to significant input from a variety of affected parties before it is finalized, NVE cannot predict at this time the ultimate financial impact to the Navajo Generating Station operations or what other alternative actions the ownership may decide to take. As a result of the passage of NVision and these uncertainties, NPC expects to file in 2014 an emissions reduction plan to specifically address its ownership participation in the Navajo Generating Station.

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

In 2008, NPC signed an Administrative Order of Consent (AOC) as owner and operator of Reid Gardner Generating Station Units 1, 2 and 3 and as co-owner and operating agent of Unit 4.  In October 2013, NPC purchased Unit 4 from CDWR. Based on the AOC, in 2008, NPC recorded estimated ARO and capital remediation costs.  However, actual costs of work under the AOC may vary significantly once the scope of work is defined and additional site characterization has been completed.

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

Four additional complaints were filed in the Eighth Judicial District Court in Clark County, Nevada on June 7, 2013, June 10, 2013, July 12, 2013 and August 16, 2013.  These complaints contain claims and allegations similar to the amended July 16, 2013 complaint and seek similar relief on behalf of the same putative class. One complaint was voluntarily dismissed. The remaining cases were consolidated in Department XI of the Eighth Judicial District Court in Clark County, Nevada.

An agreement-in-principle has been reached between the parties to these lawsuits, which was memorialized in a memorandum of understanding executed on September 4, 2013.  The memorandum of understanding called for NVE to supplement the proxy statement for the special meeting of stockholders related to the MidAmerican Merger, and the supplemental information was in fact provided via NVE’s Form 8-K dated September 9, 2013. The parties currently are preparing a final stipulation of settlement which will be submitted to the court for approval. It is not known at this time when the court will set hearings and/or issue a final order, but NVE does not expect the outcome of this litigation or settlement to delay the closing of the MidAmerican Merger or otherwise have a material impact on NVE.

   NPC

Peabody Western Coal Company - Royalty Claim

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

SCE also has asked that the Mohave Joint Owners, including NPC, contribute toward the settlement based upon their ownership stakes in the Mohave Generating Station.  In October 2013, NPC settled with SCE on this matter.  The terms of the settlement are not material to NPC.

November 2005 Land Investors

In 2006, November 2005 Land Investors, LLC (“NLI”) purchased from the U.S. through the Bureau of Land Management (“BLM”) 2,675 acres of land located in North Las Vegas, Nevada. A small portion of the land was and is traversed by a 500kV transmission line owned by NPC and sited pursuant to a pre-existing right-of-way grant (“Grant”) from the BLM. Subsequent to NLI’s purchase, a dispute arose as to whether NPC owed rent and, if it did, the amount owed to NLI under the Grant. NLI eventually “terminated” the Grant and brought claims against NPC for breach of contract, inverse condemnation and trespass. NPC counterclaimed for express condemnation of a perpetual easement over the right-of-way corridor. The matter proceeded to trial in the Eighth Judicial District Court, Clark County, Nevada. In September 2013, the court awarded NLI approximately $1.0 million for unpaid rent and $5.1 million for inverse condemnation, plus interest and attorneys’ fees. The court also found NPC was entitled to judgment in its favor on its counterclaim for condemnation of the right-of-way corridor.

NPC has appealed to the Nevada Supreme Court, which has yet to establish a schedule for the appeal. Management cannot assess or predict the outcome of the case at this time, but it is not expected to be material to NPC.

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

In July 2012, the Ninth Circuit entered its order reversing the valuation holding of the U.S. District Court and setting the value of Farad Dam at $19.8 million (as was argued by SPPC), with some deduction for depreciation to be determined on remand. The court also affirmed SPPC’s right to recover $4.0 million dollars in permitting and design costs, but held that if SPPC accepts the money, rather than rebuild, the $4.0 million is part of the $19.8 million replacement cost.  In addition, the court held that SPPC is entitled to recover full replacement cost in the event of a rebuild, and that the District Court is free, on remand, to extend the three years time to rebuild to start at the conclusion of all litigation.

The District Court has now set the briefing schedule for the issues remanded by the Ninth Circuit. Management cannot assess or predict the outcome or the impact of the District Court decisions at this time, but they are not expected to be material to SPPC.

Other Legal Matters

NVE and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which, in the opinion of management, is expected to have a significant impact on their financial positions, results of operations or cash flows.

Other Commitments

NPC and SPPC

ON Line TUA

During the second quarter of 2011, NVE began to construct Phase 1 of ON Line, which is a joint project between the Utilities and GBT-South. Construction of Phase 1 consists of the initial 500 kV interconnection between the Robinson Summit substation on the SPPC system and the Harry Allen substation on the NPC system. ON Line has an expected in-service date of no later than December 31, 2013. The Utilities will own a 25% interest in Phase 1 and have entered into a TUA with GBT-South for its 75% interest in Phase 1. Under the terms of the TUA, NVE’s future lease payments are adjusted for final capital costs, for which the Utilities expect to get regulatory recovery. For accounting purposes, NVE is treated as the owner of the construction project in accordance with Lease Accounting, The Effect of Lessee Involvement in Asset Construction of the FASC. As a result, as of September 30, 2013, capitalized construction costs associated with GBT’s 75% interest of $370.8 million and $19.4 million were included in CWIP with a corresponding credit to other deferred liabilities at NPC and SPPC, respectively.

NOTE 9.     EARNINGS PER SHARE (NVE)

The difference, if any, between basic EPS and diluted EPS is due to potentially dilutive common shares resulting from stock options, the employee stock purchase plan, performance and restricted stock plans, and the non-employee director stock plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic EPS
Numerator ($000)
Net Income	$187,234	$223,170	$271,942	$304,782

Denominator
Weighted average number of common shares outstanding	235,578,310	235,961,402	235,421,933	235,986,874

Per Share Amounts
Net Income per share - basic	$0.79	$0.95	$1.16	$1.29

Diluted EPS
Numerator ($000)
Net Income	$187,234	$223,170	$271,942	$304,782

Denominator(1)
Weighted average number of shares outstanding before dilution	235,578,310	235,961,402	235,421,933	235,986,874
Stock options	61,927	39,256	46,537	37,592
Non-Employee Director stock plan	190,705	166,829	185,337	160,257
Employee stock purchase plan	4,149	6,742	5,831	6,785
Restricted Shares	412,000	584,750	487,667	533,750
Performance Shares	1,358,423	1,362,753	1,191,734	1,125,272
Diluted Weighted Average Number of Shares	237,605,514	238,121,732	237,339,039	237,850,530

Per Share Amounts
Net income per share - diluted	$0.79	$0.94	$1.15	$1.28

(1)
The denominator does not include stock equivalents for options issued under the non-qualified stock option plan due to conversion prices being higher than market prices for the periods ending September 30, 2012.  If the conditions for conversion were met under this plan, 327,503 and 329,382 shares, would be included for the three and nine months ended September 30, 2012, respectively.

NOTE 10.  COMMON STOCK AND OTHER PAID-IN CAPITAL

Dividends

The following dividend declarations were made by the BOD of NVE:

Declaration Date	Amount	Payable Date	Shareholders of Record Date
February 7, 2013	$0.19	March 20, 2013	March 5, 2013
May 8, 2013	$0.19	June 19, 2013	June 4, 2013
August 1, 2013	$0.19	September 18, 2013	September 3, 2013
November 6, 2013	$0.19	December 18, 2013	December 3, 2013

On November 6, 2013, NPC and SPPC declared dividends payable to NVE of $73.0 million and $37.0 million, respectively. For the nine months ended September 30, 2013, NPC and SPPC paid dividends to NVE of $105.0 million and $40.0 million, respectively.

Treasury Stock

NVE periodically repurchases common stock on the open market for the purpose of meeting the requirements of its stock compensation plans; such purchases were not made pursuant to a publicly announced stock repurchase plan or program.  All shares repurchased are held as treasury stock and may be reissued upon exercise or settlement of the stock compensation award.  Treasury stock is accounted for using the cost method. During the nine months ended September 30, 2013, NVE repurchased 325,178 shares of common stock for approximately $6.3 million.  During the nine months ended September 30, 2013, NVE re-issued 827,097 treasury shares to satisfy employee benefit plans.  In May 2013, NVE ceased the repurchase of common stock as a result of the proposed MidAmerican Merger.

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

Risks Related to the Pending MidAmerican Merger

•
whether NVE or MEHC will be able to satisfy the remaining closing conditions of the MidAmerican Merger Agreement, including the receipt of regulatory approvals from the PUCN and the FERC on the terms and schedules contemplated by the parties;

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

•
changes in customer demand for electricity and gas resulting from variations in the rate of industrial, commercial and residential growth in the Utilities’ service territories, from energy conservation programs, and from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies;

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

MidAmerican Merger

In May 2013, NVE entered into the MidAmerican Merger Agreement, which provides for the merger of Silver Merger Sub, Inc. with and into NVE, with NVE continuing as the surviving corporation.  Once merged, NVE will become an indirect wholly-owned subsidiary of MEHC, which in turn is a wholly-owned subsidiary of Berkshire Hathaway, Inc.  Pursuant to the MidAmerican Merger Agreement, at the effective time of the MidAmerican Merger, each share of common stock of NVE issued and outstanding immediately prior to the closing will be converted into the right to receive cash in the amount of $23.75 per share, without interest.  The MidAmerican Merger Agreement is subject to various conditions and is discussed in more detail in Note 2, Merger-Related Activities, of the Condensed Notes to Financial Statements.   In order to close in late 2013 or the first quarter of 2014, management intends to work diligently to satisfy the conditions as outlined in Note 2, Merger-Related Activities, of the Condensed Notes to Financial Statements, as well as transitional requirements.

Overview of Major Factors Affecting Results of Operations

NVE recognized net income of $187.2 million for the three months ended September 30, 2013, compared to $223.2 million for the same period in 2012.  The decrease in net income is primarily due to the following pre-tax items:

•
The PUCN disallowance of EEIR revenue and carrying charges of $16.2 million and the additional provision recorded against 2013 EEIR revenue of $15.1 million and other regulatory disallowances of $1.1 million. See Note 4, Regulatory Actions, of the Condensed Notes to Financial Statements;

•	MidAmerican merger-related costs of $7.9 million as discussed in Note 2, Merger-Related Activities, of the Condensed Notes to Financial Statements;

•
An increase in other operating expense primarily due to an increase in meter software maintenance, and right of way leases, overall generation expenses and wage increases for the IBEW 396 collective bargaining agreement. See the Utilities’ respective Results of Operations for further discussion;

•	A decrease in other income primarily due to the gain on sale of telecommunications towers recorded in 2012; and

•	A decrease in gross margin of $4.3 million not including the disallowance and provision discussed above. See the Utilities’ respective Results of Operations for further discussion of gross margin.

These decreases were partially offset by the following pre-tax items:

•	A decrease in interest expense on regulatory items primarily due to lower over collected deferred energy and regulatory balances.

NVE recognized net income of $271.9 million for the nine months ended September 30, 2013, compared to $304.8 million for the same period in 2012.  The decrease in net income is primarily due to the following pre-tax items:

•
The PUCN disallowance of EEIR revenue and carrying charges of $16.2 million and the additional provision recorded against 2013 EEIR revenue of $15.1 million and other regulatory disallowances of $1.1 million. See Note 4, Regulatory Actions, of the Condensed Notes to Financial Statements;

•	MidAmerican merger-related costs of $21.4 million as discussed in Note 2, Merger-Related Activities, of the Condensed Notes to Financial Statements;

•
An increase in other operating expense primarily due to an increase in regulatory expenses, a $3.4 million reduction in capitalized costs as a result of a decrease in construction activity, an increase in chemical and operating expenses at the Reid Gardner and Clark Generating Stations, an increase in outside consulting fees, and increased meter software maintenance and right of way. See the Utilities’ respective Results of Operations for further discussion;

•	An increase in depreciation expense primarily due to the completion of various projects; and

•
A decrease in other income primarily due to income recognized in 2012 for a construction contract settlement for the Harry Allen Generating Station and the gain on sale of telecommunications towers recorded in 2012.

These increases were partially offset by the following pre-tax items:

•	An increase in gross margin of $14.1 million not including the disallowance and provision discussed above. See the Utilities’ respective Results of Operations for further discussion of gross margin;

•	A decrease in maintenance expense primarily due to a decrease in outages;

•	A decrease in interest expense primarily due to the redemption of NPC’s 6.5% General and Refunding Mortgage Notes, Series I in April 2012; and

•	A decrease in interest expense on regulatory items primarily due to lower over collected deferred energy and regulatory balances.

NVE Transformation

Beginning in 2006, NVE committed to an energy strategy to manage resources against our load by constructing/purchasing generating facilities, purchasing and developing renewable energy, encouraging energy efficiency and conservation programs, as well as expanding our transmission capability in an effort to reduce our reliance on purchased power.  The implementation of this strategy required significant amounts of liquidity and capital.  To meet these capital requirements during the transformation, NVE and the Utilities issued, refinanced and reduced debt which improved credit ratings and decreased interest costs.  At the same time, management worked with the PUCN to communicate the necessity of investments to better serve our customers, the prudency of costs incurred and the importance of a reasonable and timely return on such investments for our shareholders.

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

  Construction of ON Line

ON Line is Phase 1 of a joint project between the Utilities and GBT-South. Completion of ON Line, expected in December 2013, will connect NVE’s southern and northern service territories.  ON Line will provide:

•	Ability to dispatch energy jointly throughout the state;

•	Access for southern Nevada to renewable energy resources in parts of northern and eastern Nevada, which will enhance NVE’s ability to meet its Portfolio Standard; and

•	Ability to optimize its generating and transmission facilities to benefit its customers.

   One Company Merger

In May 2013, NPC and SPPC filed a joint application with the PUCN to consolidate the Utilities into a single jurisdictional utility. The joint application with the PUCN requested the following:

•
Authority to modify the legal and regulatory structures of NPC and SPPC by merging SPPC into NPC, effectively transferring all of SPPC’s assets and obligations to NPC, and renaming the surviving utility "NV Energy Operating Company" (NVEOC);

•	Authority to transfer SPPC’s certificates of public convenience and necessity (CPCN) to NPC, and to modify the transferred CPCNs and NPC’s CPCN to reflect the name of the surviving utility, NVEOC; and

•	Authority to transfer all SPPC’s electric and gas utility assets, including electric generation assets, to NPC.

The PUCN may not authorize the One Company Merger unless it finds, among other things, that the proposed transaction is “in the public interest.”  The PUCN is not bound by any statutory deadlines with respect to this application. Hearings were expected to begin in February 2014, but the Utilities are seeking to delay the proceedings to the second half of 2014.

In May 2013, NVE, NPC and SPPC filed an application with the FERC under Section 203 of the Federal Power Act for Approval of Internal Reorganization.  In their request, NPC and SPPC requested FERC authorization for an internal corporate reorganization under which SPPC will merge into NPC and be renamed NVEOC.  On October 21, 2013, NVE, NPC and SPPC submitted an informational filing with FERC indicating that given the status of an application pending before the PUCN, the applicants did not object to FERC deferring its consideration of the application. The application remains pending before FERC for consideration.

  Empower Customers through Focused Service and Efficiency Programs

NV Energize is a NVE project that includes Advanced Meter Infrastructure, Smart Grid Technology and Meter Data Management.  The NV Energize capabilities will allow NVE to help customers better manage their usage with the most cost-effective mix of pricing, service, efficiency and conservation options.  Since April 30, 2013, the project was deemed to be substantially complete.  SPPC has included its proportionate share of costs, in its 2013 GRC, and NPC’s proportionate share of costs will be included in a future rate case.

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

Managing Generation Portfolio within Environmental Compliance and NVision

As discussed further in Note 8, Commitments and Contingencies, of the Condensed Notes to Financial Statements, NVision is NVE’s comprehensive plan for the reduction of emissions from coal-fired generation plants through the accelerated retirement of certain coal-fired plants, the replacement of the generation capacity of such plants with increased capacity from renewable energy facilities and other electric generating plants. In June 2013, the Nevada State Legislature passed SB 123, which was supported by NVE as part of its NVision initiative.  The Utilities expect to file an emissions reduction plan in 2014 to specifically address the plan details.

Also discussed in more detail in Note 8, Commitments and Contingencies, of the Condensed Notes to Financial Statements, certain generating stations of NVE are affected under EPA’s Regional Haze Rules and Mercury and Air Toxics Standards (MATS).  The implementation costs of these rules are significant.  Therefore, NVE must balance the costs of implementing the retrofit and control technology associated with the Regional Haze Rule and MATS standards with the effects of NVision, current and future load requirements, retirements of generating stations, plant outages and the ability to serve customers reliably.  To that end, the PUCN has accepted the Utilities’ resource plan to install necessary controls on the Tracy Generating Station Unit 3 and Fort Churchill Generating Station Units 1 and  2 to comply with Regional  Haze.  Tracy Generating Station Units 1 and 2 will be retired on or before the regional haze compliance date.  Reid Gardner Generating Station Units 1, 2 and 3 are also affected by the regional haze compliance date, but no decision has been made for these units at this time as NVE considers the impacts of NVision on these units. In addition, the Utilities anticipate that sulfur dioxide (SO2) and/or acid gas reduction will be required at SPPC’s Valmy Generating Station Unit 1 to achieve compliance with the MATS standards. Furthermore, NPC expects to file an emissions reduction plan in 2014 to specifically address its 11.3% ownership participation in the Navajo Generating Station, as a result of a number of uncertainties, as well as environmental compliance and the passage of NVision.

     Investment Opportunities

NVE continues to explore investment opportunities that may benefit our customers and that will add to our core business of generation, transmission and distribution of energy.  In addition, NVE’s geographical location affords it access to various renewable resources for potential investment opportunities.

NV ENERGY, INC.

RESULTS OF OPERATIONS

NV Energy, Inc. and Other Subsidiaries

NVE (Holding Company)

The operating results of NVE primarily reflect those of NPC and SPPC, discussed later.  The holding company’s (stand alone) operating results included approximately $18.7 million and $18.9 million of long-term debt interest costs for the nine months ended September 30, 2013 and 2012, respectively.

For the nine month period ended September 30, 2013, NPC and SPPC paid $105.0 million and $40.0 million, respectively, in dividends to NVE.  On November 6, 2013, NPC and SPPC declared dividends payable to NVE of $73.0 million and $37.0 million, respectively.

Other Subsidiaries

Subsidiaries of NVE, other than NPC and SPPC, did not contribute materially to the consolidated results of operations of NVE.

ANALYSIS OF CASH FLOWS

Cash From Operating Activities
NVE’s net cash flows from operating activities were $553.7 million and $644.2 million for the nine months ended September 30, 2013 and 2012, respectively.
The decrease in cash from operating activities was primarily due to:

•	Under-collection of energy costs due to higher energy costs of $306.4 million, offset by reduced refunds to customers of $121.7 million;

•	Reduced EEPR collections of $50.1 million;

•	Payments in 2013 for outages that occurred in 2012 at the Reid Gardner and Lenzie Generating Stations of $22.7 million; and

•	Reduced revenues due to decreased BTER and EEPR rates combined with reduced customer energy usage due to cooler summer weather in 2013 compared to the same period in 2012.

The decrease in cash from operating activities was partially offset by:

•	Reduced coal purchases of $34.5 million;

•	Reduced spending on renewable programs of $27.8 million; and

•	Receipt of approximately $9.0 million in insurance proceeds related to a previous claim.

Cash Used By Investing Activities
NVE’s net cash used by investing activities were $(233.3) million and $(325.2) million for the nine months ended September 30, 2013 and 2012, respectively.
The decrease in cash used by investing activities was primarily due to:

•	Reduced capital expenditure for the NV Energize project of $95.5 million, partially offset by reduced CIAC received under the American Recovery and Reinvestment Act of 2009 of $28.0 million; and

•	Reduced capital maintenance at Reid Gardner, Lenzie and Silverhawk Generating Stations of $54.2 million.

Cash Used By Financing Activities
NVE’s net cash flows used by financing activities were $(245.6) million and $(257.0) million for the nine months ended September 30, 2013 and 2012, respectively.
The decrease in cash used by financing activities was primarily due to:

•	Issuance of SPPC’s $250 million, 3.375% General and Refunding Mortgage Notes, Series T debt; and

•	Reduction in cash used by NPC to retire debt of $166.9 million.

The decrease in cash used by financing activities was partially offset by:

•	Redemption of SPPC’s $250 million, 5.45% General and Refunding Mortgage Notes, Series Q debt;

•	Reduction of draws from the NPC revolving credit facility of $135.0 million; and

•	Increased dividends to shareholders of $23.3 million.

NVE paid common stock dividends of $134.3 million and $110.9 million during the nine months ended September 30, 2013 and 2012, respectively.

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

Available Liquidity as of September 30, 2013 (in millions)
	NVE	NPC	SPPC
Cash and Cash Equivalents	$33.1	$255.2	$84.1
Balance available on Revolving Credit Facilities(1)	N/A	500.0	243.7
	$33.1	$755.2	$327.8

(1)
As of November 6, 2013, NPC and SPPC had approximately $500.0 million and $244.0 million available under their revolving credit facilities, which includes reductions in availability for letters of credit.

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

For the remainder of 2013, NVE and the Utilities have no other debt maturities. NPC’s $125 million 7.375% General and Refunding Notes, Series U, will mature in January 2014. Additionally, in October of 2014, NVE's $195.0 million Term Loan will mature. To meet these long-term maturing debt obligations, the Utilities intend to use a combination of internally generated funds, the Utilities’ revolving credit facilities, and/or the issuance of long-term debt.  The Utilities’ credit ratings on their senior secured debt remains at investment grade (see Credit Ratings below).  NVE and the Utilities have not recently experienced any limitations in the credit markets, nor do we expect any for the remainder of 2013.  However, disruption in the banking and capital markets not specifically related to NVE and the Utilities may affect their ability to access funding sources or cause an increase in the interest rates paid on newly issued debt.

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

As of November 6, 2013, NVE has approximately $10.8 million payable of debt service obligations remaining for 2013, which it intends to fund through dividends from subsidiaries.  See Factors Affecting Liquidity-Dividends from Subsidiaries, below.  For the nine months ended September 30, 2013, NPC and SPPC paid dividends to NVE of approximately $105.0 million and $40.0 million, respectively.  On November 6, 2013, NPC and SPPC declared dividends payable to NVE of $73.0 million and $37.0 million, respectively.

NVE designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NVE has continuing commitments for capital expenditures for construction, environmental compliance, improvement and maintenance of facilities.  As discussed in Note 12, Commitments and Contingencies, of the 2012 Form 10-K, capital projects include NPC’s payment of Reid Gardner Generating Station Unit 4 from CDWR, which was completed in October 2013 for approximately $47.6 million.

During the nine months ended September 30, 2013, there were no material changes to contractual obligations as set forth in NVE’s 2012 Form 10-K except that in June 2013, SPPC entered into a long-term capital lease for a solar array facility, still subject to commercial operation and approval by the PUCN.  The contract requires SPPC to make annual payments of approximately $3.0 million per year for a twenty year period.  However, SPPC has the option to terminate the lease and purchase the facility on or after the sixth anniversary of the commercial operation date of the facility for approximately $20.0 million.

Financing Transactions

Nevada Power Company

 In July 2013, NPC issued a notice of redemption to the bondholders for its $100 million Clark County Industrial Development Refunding Revenue Bonds, Series 2000A.  In August 2013, NPC redeemed the aggregate principal amount outstanding of $98.1 million at 100% of the principal amount plus accrued interest with the use of cash on hand.

Sierra Pacific Power Company

In August 2013, SPPC issued and sold $250 million of its 3.375% General and Refunding Notes, Series T due 2023. The approximately $247.9 million in net proceeds was used, together with cash on hand, to pay at maturity the $250 million principal amount of its 5.45% General and Refunding Notes, Series Q, which matured in September 2013.

Factors Affecting Liquidity

Ability to Issue Debt

Certain debt of NVE (holding company) places restrictions on debt incurrence and liens, unless, at the time the debt is incurred, the ratio of cash flow to fixed charges for NVE’s (consolidated) most recently ended four-quarter period on a pro forma basis is at least 1.50 to 1.00 and the ratio of consolidated total indebtedness to consolidated capitalization does not exceed 0.70 to 1.00.  Under these covenant restrictions, as of September 30, 2013, NVE (consolidated) would be allowed to incur up to $3.7 billion of additional indebtedness.  The amount of additional indebtedness allowed would likely be impacted if there is a change in current market conditions or material change in our financial condition.  NPC’s and SPPC’s Ability to Issue Debt sections further discuss their limitations on their ability to issue debt.

Effect of Holding Company Structure

As of September 30, 2013, NVE (on a stand-alone basis) had outstanding debt and other obligations including, but not limited to: a $195 million Term Loan due October 2014; and $315 million of unsecured 6.25% Senior Notes due 2020.

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

As of September 30, 2013, NVE, NPC, SPPC and their subsidiaries had approximately $4.9 billion of debt and other obligations outstanding, consisting of approximately $3.2 billion of debt at NPC, approximately $1.2 billion of debt at SPPC and approximately $510.0 million of debt at the holding company and other subsidiaries.  Although NVE and the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, NVE and the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

   Dividends from Subsidiaries

Since NVE is a holding company, substantially all of its cash flow is provided by dividends paid to NVE by NPC and SPPC on their common stock, all of which is owned by NVE.  Since NPC and SPPC are public utilities, they are subject to regulation by the PUCN, which may impose limits on investment returns or otherwise impact the amount of dividends that the Utilities may declare and pay.  While the PUCN has in the past imposed a dividend restriction with respect to NPC and SPPC, as of September 30, 2013, there were no dividend restrictions imposed on the Utilities by the PUCN.

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

   Credit Ratings

The liquidity of NVE and the Utilities, the cost and availability of borrowing by the Utilities under their respective credit facilities, the potential exposure of the Utilities to collateral calls under various contracts and the ability of the Utilities to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for the companies’ debt.  On May 22, 2013, Moody’s upgraded NVE’s, NPC’s and SPPC’s ratings.  On May 30, 2013, Fitch and Standard & Poor’s upgraded NPC’s and SPPC’s rating outlook from Stable to Positive.  NPC’s and SPPC’s senior secured debt is rated investment grade by three NRSRO’s: Fitch, Moody’s and S&P.  As of September 30, 2013, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
NVE	Sr. Unsecured Debt	BB+	Baa3*	BB+
NPC	Sr. Secured Debt	BBB+*	A3*	BBB+*
SPPC	Sr. Secured Debt	BBB+*	A3*	BBB+*

*	Investment grade

(1)	Fitch's lowest level of "investment grade" credit rating is BBB-.

(2)	Moody's lowest level of "investment grade" credit rating is Baa3.

(3)	S&P's lowest level of "investment grade" credit rating is BBB-.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade of NPC and SPPC, may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of September 30, 2013 for all suppliers continuing to provide power under a WSPP agreement would approximate a $49.7 million payment or obligation to NPC.  No amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception under the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.

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

Gas transmission service is secured under FERC tariffs or custom agreements.  These service contracts and tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has a transmission counterparty for which it is required to post cash collateral or a letter of credit in the

event of credit rating downgrades.   As of September 30, 2013, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $87.2 million.  Of this amount, approximately $26.0 million would be required if NPC’s Senior Unsecured ratings are rated below BB (S&P) or Ba3 (Moody’s) and an additional amount of approximately $61.2 million would be required if NPC’s Senior Unsecured and Senior Secured ratings both are downgraded to below investment grade.

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

Change of Control Provisions; Consent of Lenders

The MidAmerican Merger will accelerate the vesting and settlement of equity compensation awards to executives and employees which will be cashed out upon consummation of the MidAmerican Merger. Certain executives are also entitled to additional change of control payments in the event of an occurrence of a qualified termination.  The consummation of the MidAmerican Merger will also trigger mandatory redemption requirements under financing agreements of NVE and the Utilities.  As a result, NVE, NPC and SPPC will be required to offer to purchase approximately $315.0 million, $3.1 billion, and $951.7 million, respectively, of debt at 101% of par within 10 days after the MidAmerican Merger closing.  At this time, NVE and the Utilities are unable to determine the extent to which holders of these debt securities will accept such tender offers.  The average interest rate under these financing agreements is approximately 6.25%, 6.42% and 5.51% for NVE, NPC and SPPC, respectively.  To the extent that debt securities are tendered pursuant to the required tender offers, NVE and the Utilities intend to fund the purchases using a combination of internal funds, the Utilities’ revolving credit facilities or the issuance of long-term debt. Furthermore, NVE and the Utilities were required to obtain consents from lenders under the terms of Utilities’ revolving credit facilities and NVE’s Term Loan before consummating the MidAmerican Merger. In November 2013, NVE amended its Term Loan and NPC and SPPC amended their revolving credit facilities, in each case to permit the MidAmerican Merger.

NEVADA POWER COMPANY

RESULTS OF OPERATIONS

NPC recognized net income of approximately $164.4 million during the three months ended September 30, 2013, compared to $195.2 million for the same period in 2012. During the nine months ended September 30, 2013, NPC recognized net income of approximately $228.6 million, compared to $256.2 million for the same period in 2012.

For the nine month period ended September 30, 2013, NPC paid $105.0 million in dividends to NVE.  On November 6, 2013, NPC declared a dividend of $73.0 million to NVE.

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

NPC believes presenting gross margin allows the reader to assess the impact of NPC’s regulatory treatment and its overall regulatory environment on a consistent basis.  Gross margin, as a percentage of revenue, is primarily impacted by the fluctuations in electric and natural gas supply costs versus the fixed rates collected from customers.  While these fluctuating costs impact gross margin as a percentage of revenue, they only impact gross margin amounts if the costs cannot be passed through to customers.  Gross margin, which NPC calculates as operating revenues less energy costs, energy efficiency program costs and regulatory disallowances, provides a measure of income available to support the other operating expenses of NPC.  For reconciliation to operating income, see Note 3, Segment Information, of the Condensed Notes to Financial Statements.  Gross margin changes are primarily due to general base rate adjustments and regulatory disallowances (which are required by statute to be filed every three years).

The components of gross margin were (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Operating Revenues:	$786,142	$802,334	$(16,192)	(2.0)%	$1,695,129	$1,751,165	$(56,036)	(3.2)%

Energy Costs:
Fuel for power generation	163,127	123,992	39,135	31.6%	412,904	285,799	127,105	44.5%
Purchased power	172,582	171,687	895	0.5%	383,386	388,494	(5,108)	(1.3)%
Deferred energy	(45,381)	(22,685)	(22,696)	100.0%	(154,484)	(15,461)	(139,023)	899.2%
Energy efficiency program costs	13,998	28,492	(14,494)	(50.9)%	32,807	65,466	(32,659)	(49.9)%
Regulatory disallowance	11,866	—	11,866	N/A	11,866	—	11,866	N/A
Total Costs	$316,192	$301,486	$14,706	4.9%	$686,479	$724,298	$(37,819)	(5.2)%

Gross Margin	$469,950	$500,848	$(30,898)	(6.2)%	$1,008,650	$1,026,867	$(18,217)	(1.8)%

Gross margin decreased for the three and nine months ended September 30, 2013, compared to the same period in 2012. The decrease is primarily due to the disallowance of EEIR revenue and carrying charge and other deferred energy disallowances of $11.9 million (pre-tax) and a provision of $11.1 million (pre-tax) recorded against 2013 EEIR revenues, as a result of the precedent set by the PUCN’s ruling in NPC’s EEIR filing, as well as, NPC’s estimated rate of return in excess of its allowed rate of return as of September 30, 2013. See Note 4, Regulatory Actions, of the Condensed Notes to Financial Statements for further discussion of the EEIR disallowance. Also contributing to the decrease in margin was a decrease in usage primarily due to a decrease in CDDs, as shown in the table below. The decrease was partially offset by customer growth and an increase in BTGR revenue.

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

The following table shows the HDDs and CDDs within NPC’s service territory:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
NPC
Heating	—	—	—	N/A	1,084	986	98	9.9%
Cooling	2,164	2,313	(149)	(6.4)%	3,658	3,771	(113)	(3.0)%

The causes for significant changes in specific lines comprising the results of operations for NPC for the respective periods are provided below (dollars in thousands except for amounts per unit):

Operating Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Operating Revenues:
Residential	$420,072	$436,534	$(16,462)	(3.8)%	$891,024	$915,953	$(24,929)	(2.7)%
Commercial	120,407	121,334	(927)	(0.8)%	305,876	318,126	(12,250)	(3.9)%
Industrial	226,739	227,824	(1,085)	(0.5)%	452,825	473,548	(20,723)	(4.4)%
Retail revenues	767,218	785,692	(18,474)	(2.4)%	1,649,725	1,707,627	(57,902)	(3.4)%
Other	18,924	16,642	2,282	13.7%	45,404	43,538	1,866	4.3%
Total Operating Revenues	$786,142	$802,334	$(16,192)	(2.0)%	$1,695,129	$1,751,165	$(56,036)	(3.2)%

Retail sales in thousands of MWhs
Residential	3,627	3,752	(125)	(3.3)%	7,592	7,619	(27)	(0.4)%
Commercial	1,329	1,374	(45)	(3.3)%	3,423	3,480	(57)	(1.6)%
Industrial	2,078	2,145	(67)	(3.1)%	5,756	5,836	(80)	(1.4)%
Retail sales in thousands of MWhs	7,034	7,271	(237)	(3.3)%	16,771	16,935	(164)	(1.0)%

Average retail revenue per MWh	$109.07	$108.06	$1.01	0.9%	$98.37	$100.83	$(2.46)	(2.4)%

NPC’s retail revenues decreased for the three months ended September 30, 2013, as compared to the same period in 2012 due to $25.8 million in decreased usage primarily resulting from a decrease in CDDs, as shown in the table above, and an additional $14.4 million due to decreased EEPR rates, effective January 1, 2013. Also contributing to the decrease was a provision of $11.1 million recorded against 2013 EEIR revenues as a result of the precedent set by the PUCN’s ruling in NPC’s EEIR filing and NPC’s estimated rate of return in excess of its allowed rate of return as of September 30, 2013.   See Note 4, Regulatory Actions, of the Condensed Notes to Financial Statements for further discussion of the EEIR disallowance.  These decreases were offset by an increase of $26.3 million as a result of NPC’s various BTER and DEAA quarterly updates (see Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2012 Form 10-K) and $6.0 million due to retail customer growth.

For the three months ended September 30, 2013, the average number of retail customers increased by 1.3%, consisting of an increase in residential and commercial customers of 1.3% and 1.7%, respectively, and a decrease in industrial customers of 0.6%, compared to the same period in the prior year.

Electric Operating Revenues - Other increased for the three months ended September 30, 2013, compared to the same period in 2012, due to an increase in transmission rates of $2.4 million as a result of the FERC rate case effective June 1, 2013. See Note 4, Regulatory Actions, of the Condensed Notes to Financial Statements for further discussion.

NPC’s retail revenues decreased for the nine months ended September 30, 2013, as compared to the same period in 2012 due to $32.4 million from decreased EEPR rates effective January 1, 2013, $19.4 million due to a decrease in CDDs, as shown in the table above, $11.1 million provision for EEIR revenue recorded in 2013, as discussed above, and $8.6 million as a result of NPC’s various BTER and DEAA quarterly updates (see Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2012 Form 10-K). These decreases were offset by an increase of $9.2 million from residential customer growth.

For the nine months ended September 30, 2013, the average number of retail customers increased by 1.0%, consisting of an increase in residential and commercial customers of 1.0% and 1.6%, respectively, and a decrease in industrial customers of 0.1%, compared to the same period in the prior year.

Electric Operating Revenues - Other increased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to an increase in transmission rates of $2.1 million as a result of the FERC rate case effective June 1, 2013. See Note 4, Regulatory Actions, of the Condensed Notes to Financial Statements for further discussion.

Energy Costs

Energy Costs include fuel for generation and purchased power.  Energy costs are dependent upon several factors which may vary by season or period.  As a result, NPC’s usage and average cost per MWh of fuel for generation versus purchased power to meet demand can vary significantly.  Factors that may affect energy costs include, but are not limited to:

•	weather

•	generation efficiency

•	plant outages

•	total system demand

•	resource constraints

•	transmission constraints

•	natural gas constraints

•	long-term contracts

•	mandated power purchases; and

•	volatility of commodity prices

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Energy Costs
Fuel for power generation	$163,127	$123,992	$39,135	31.6%	$412,904	$285,799	$127,105	44.5%
Purchased power	172,582	171,687	895	0.5%	383,386	388,494	(5,108)	(1.3)%
Energy Costs	$335,709	$295,679	$40,030	13.5%	$796,290	$674,293	$121,997	18.1%

MWhs
MWhs Generated (in thousands)	5,242	5,105	137	2.7%	13,310	12,264	1,046	8.5%
Purchased Power (in thousands)	2,077	2,392	(315)	(13.2)%	4,225	5,415	(1,190)	(22.0)%
Total MWhs	7,319	7,497	(178)	(2.4)%	17,535	17,679	(144)	(0.8)%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$31.12	$24.29	$6.83	28.1%	$31.02	$23.30	$7.72	33.1%
Average cost per MWh of Purchased Power	$83.09	$71.78	$11.32	15.8%	$90.74	$71.74	$19.00	26.5%
Average total cost per MWh	$45.87	$39.44	$6.43	16.3%	$45.41	$38.14	$7.27	19.1%

Energy Costs and the average total cost per MWh increased for the three and nine months ended September 30, 2013, compared to the same period in 2012, primarily due to an increase in costs associated with higher natural gas prices partially offset by a decrease in the volume of purchased power which is typically more expensive than generated power. Overall volume decreased slightly primarily due to a decrease in CDDs, as shown in the table above.

•
Fuel for generation costs increased for the three months ended September 30, 2013, compared to the same period in 2012.  Contributing to the increase was approximately $34.1 million due to higher natural gas prices, partially offset by a decrease in the volume of natural gas of $8.4 million. The increase in the volume of coal and the price of coal prices also contributed approximately $12.2 million and $1.2 million, respectively, to the increase in fuel for generation costs.

Fuel for generation costs increased for the nine months ended September 30, 2013, compared to the same periods in 2012.  Contributing to the increase was approximately $96.4 million and $8.2 million due to higher natural gas prices and the volume of natural gas used, respectively. The increase in the volume of coal used and a slight increase in coal prices also contributed approximately $21.6 million and $0.9 million, to the increase in fuel for generation costs.

•
Purchased power costs increased for the three months ended September 30, 2013, compared to the same period in 2012.  The increase in purchased power costs for the three month period was primarily due to a $23.6 million and a $3.7 million increase in the price of non-renewable purchases and renewable purchases, respectively. The increase in cost was largely offset by a decrease in the volume of non-renewable power purchases and renewable power purchases of approximately $16.4 million and $10.0 million, respectively.

Purchased power costs decreased for the nine months ended September 30, 2013, compared to the same period in 2012. The decrease is primarily due to $72.2 million and $35.6 million attributable to decreased volume of non-renewable power purchases and renewable purchases, respectively. The decrease was largely offset by an increase in the price of non-renewable purchases of approximately $70.8 million, primarily due to higher natural gas prices, and an increase in the price of renewable purchases of $31.9 million.

Deferred Energy
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Deferred energy	$(45,381)	$(22,685)	$(22,696)	100.0%	$(154,484)	$(15,461)	$(139,023)	899.2%

Deferred Energy for the three months ended September 30, 2013 and 2012 include amortization of deferred energy of $(6.2) million and $(58.3) million, respectively, which primarily represents cash refunds to our customers for previous over-collections.  Further contributing to the deferred energy balance are under-collections of amounts recoverable in rates of $(39.2) million in 2013 and over-collections of $35.6 million in 2012.

Amounts for the nine months ended September 30, 2013 and 2012 include amortization of deferred energy of $(57.1) million and $(136.5) million, respectively which primarily represents cash refunds to our customers for previous over-collections.  Further contributing to the deferred energy balance are under-collections of amounts recoverable in rates of $(97.4) million in 2013, and over-collections of $121.0 million in 2012.

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

Other Operating Expenses
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Energy efficiency program costs	$13,998	$28,492	$(14,494)	(50.9)%	$32,807	$65,466	$(32,659)	(49.9)%
Regulatory disallowance	$11,866	$—	$11,866	N/A	$11,866	$—	$11,866	N/A
Merger-related costs	$5,620	$—	$5,620	N/A	$14,487	$—	$14,487	N/A
Other operating expenses	$70,844	$65,372	$5,472	8.4%	$208,336	$200,484	$7,852	3.9%
Maintenance	$11,208	$12,533	$(1,325)	(10.6)%	$45,172	$52,594	$(7,422)	(14.1)%
Depreciation and amortization	$68,849	$66,975	$1,874	2.8%	$207,915	$201,096	$6,819	3.4%

For the three and nine months ended September 30, 2013 energy efficiency program costs decreased compared to the same periods in 2012, primarily due to lower EEPR base and amortization rates effective January 1, 2013. Reference Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2012 Form 10-K for more information on EEPR base and amortizations rate filings. See Note 4, Regulatory Actions of the Condensed Notes to Financial Statements for further information on EEPR rates effective October 2013.

The regulatory disallowance consists of $10.8 million related to EEIR revenues earned in 2012 (including carrying charges) in excess of NPC’s authorized ROR.  The amount also includes a disallowance of approximately $1.1 million in deferred energy.  See Note 4, Regulatory Actions, of the Condensed Notes to Financial Statements.

As discussed further in Note 2, Merger-Related Activities, of the Condensed Notes to Financial Statements, in May 2013, NVE and the Utilities entered into the MidAmerican Merger Agreement.  As a result of the MidAmerican Merger, NPC incurred $5.6 million and $14.5 million in merger-related fees and stock compensation costs for the three and nine months ended September 30, 2013, respectively.  Stock compensation costs increased primarily due to the increase in the average price per share of NVE common stock used to value the liability for stock compensation upon announcement of the MidAmerican Merger.  NPC expects to incur additional merger-related fees upon consummation of the MidAmerican Merger.

Other operating expense increased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to $2.2 million in increased meter software maintenance and right of way leases, $1.2 million increase in overall generation operating expenses, $1.0 million increase due to IBEW 396 collective bargaining agreement ratification bonus and wage increase, and $0.4 million increase in regulatory expenses.

Other operating expense increased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to a $2.5 million reduction in capitalized costs as a result of a decrease in construction activity, a $2.5 million increase in chemical and operating expenses at the Reid Gardner and Clark Generating Stations, a $2.3 million increase in outside consulting fees, $1.7 million increase in regulatory expenses and $1.6 million in increased meter software maintenance and right of way leases.

Maintenance expense decreased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to $1.2 million of major planned maintenance outages in 2012 at the Silverhawk and Harry Allen Generating Stations and lower expenses at Higgins Generating Station.

Maintenance expense decreased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to $10.0 million of major maintenance outages in 2012 at the Silverhawk, Lenzie, Harry Allen and Reid Gardner Generating Stations, offset by $2.8 million of planned maintenance outages in 2013 at the Higgins and Clark Generating Stations.

Depreciation and amortization increased for the three and nine months ended September 30, 2013 compared to the same period in 2012, primarily due to general increases in plant-in-service.

Interest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Interest expense
(net of AFUDC-debt: $1,520, $1,528, $4,763 and $4,021)	$52,856	$51,784	$1,072	2.1%	$155,758	$158,791	(3,033)	(1.9)%

Interest expense increased for the three months ended September 30, 2013, compared to the same period in 2012 due to interest charges of $1.7 million for an assessment on a right of way lease, offset by a $0.3 million decrease in debt amortization expense and a $0.3 million decrease in interest for debt. See Note 6, Long-Term Debt, of the Notes to Financial Statements in the 2012 Form 10-K and Note 5, Long-Term Debt, in the Condensed Notes to Financial Statements, for additional information regarding long-term debt.

Interest expense decreased for the nine months ended September 30, 2013, compared to the same period in 2012 due to a $2.5 million decrease in interest costs primarily due to the redemption of the 6.5% General and Refunding Mortgage Notes, Series I in April 2012, an increase in AFUDC-debt of $0.7 million, a $0.7 million decrease in interest for debt, and a $0.6 million decrease in debt amortization expense. Offsetting these decreases was interest charges of $1.7 million for an assessment on a right of way lease. See Note 6, Long-Term Debt, of the Notes to Financial Statements in the 2012 Form 10-K and Note 5, Long-Term Debt, in the Condensed Notes to Financial Statements, for additional information regarding long-term debt.

Other Income (Expense)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change

Interest income (expense) on regulatory items	$(194)	$(1,623)	$1,429	(88.0)%	$(1,177)	$(5,488)	$4,311	(78.6)%
AFUDC-equity	$1,959	$1,833	$126	6.9%	$6,151	$4,823	$1,328	27.5%
Other income	$1,948	$7,096	$(5,148)	(72.5)%	$5,330	$14,197	$(8,867)	(62.5)%
Other expense	$(1,966)	$(2,823)	$857	(30.4)%	$(6,200)	$(7,162)	$962	(13.4)%

Interest income (expense) on regulatory items decreased for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The decrease was primarily due to a decrease in interest on deferred energy of $2.9 million and $7.1 million for the three and nine month periods, respectively, as a result of lower over-collected balances in 2013. The decrease in interest income (expense) on regulatory items was partially offset by $1.0 million and $3.6 million for the three and nine month periods, respectively, as a result of decreased interest income due to lower regulatory asset balances.  See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2012 Form 10-K.

AFUDC-equity increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to various construction projects.

Other income decreased for the three months ended September 30, 2013, compared to the same periods in 2012, due to a $5.5 million gain on the sale of telecommunication towers in 2012, offset slightly by higher gains on investments in 2013.

Other income decreased for the nine months ended September 30, 2013, compared to the same periods in 2012, due to a $5.5 million gain on the sale of telecommunication towers in 2012, a $4.9 million Harry Allen Generating Station construction project settlement recorded in 2012, offset slightly by several items, none of which were individually material.

Other expense decreased for the three and nine months ended September 30, 2013 compared to the same period in 2012, by several items, none of which were individually material.

ANALYSIS OF CASH FLOWS

Cash From Operating Activities

NPC’s net cash flows from operating activities were $399.2 million and $514 million for the nine months ended September 30, 2013 and 2012, respectively.

The decrease in cash from operating activities was primarily due to:

•	Under-collection of energy costs due to higher energy costs of $214 million, offset by reduced refunds to customers of $79.7 million;

•	Reduced EEPR collections of $44.3 million;

•	Payments in 2013 for outages that occurred in 2012 at Reid Gardner and Lenzie Generating Stations of $22.7 million;

•	Timing of payments for energy costs of $4.9 million; and

•	Reduced revenues due to decreased BTER and EEPR rates combined with reduced customer energy usage due to cooler summer weather in 2013 compared to the same period in 2012.

The decrease in cash from operating activities was partially offset by:

•	Reduced coal purchases of $11.1 million; and

•	Reduced spend on renewable programs of $7.4 million.

Cash Used By Investing Activities
NPC’s net cash used by investing activities were $(136.2) million and $(197.4) million for the nine months ended September 30, 2013 and 2012, respectively.
The decrease in cash used by investing activities was primarily due to:

•	Reduced capital maintenance at Reid Gardner, Lenzie and Silverhawk Generating Stations of $54.2 million.
The decrease in cash used by investing activities was partially offset by:

•	Reduced CIAC received under the American Recovery and Reinvestment Act of 2009 of $10.6 million.
Cash Used By Financing Activities
NPC’s net cash flows used by financing activities were $(209) million and $(258) million for the nine months ended September 30, 2013 and 2012, respectively.
The decrease in cash used by financing activities was primarily due to:

•	A reduction in cash used to retire debt of $166.9 million; and

•	Decreased dividends to NVE of $14 million.

The decrease in cash used by financing activities was partially offset by:

•	Reduced draws from the NPC revolving credit facility of $135 million.

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

Available Liquidity as of September 30, 2013 (in millions)
NPC
Cash and Cash Equivalents	$255.2
Balance available on Revolving Credit Facility(1)	500.0
$755.2

(1)	As of November 6, 2013, NPC had approximately $500 million available under its revolving credit facility.

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

NPC has no further debt maturities for the remainder of 2013; however, NPC’s $125 million 7.375% General and Refunding Notes, Series U, will mature in January 2014.  To meet these maturing debt obligations, NPC intends to use a combination of internally generated funds, its revolving credit facility, and/or the issuance of long-term debt.  As of November 6, 2013, NPC has no borrowings on its revolving credit facility.  NPC’s credit ratings on its senior secured debt remains at investment grade (see Credit Ratings below).   NPC has not recently experienced any limitations in the credit markets, nor does NPC expect any significant limitations for the remainder of 2013.  However, disruptions in the banking and capital markets not specifically related to NPC may affect its ability to access funding sources or cause an increase in the interest rates paid on newly issued debt.

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

During the nine months ended September 30, 2013, NPC paid dividends to NVE of $105.0 million. On November 6, 2013, NPC declared a dividend to NVE of $73 million.

NPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NPC has continuing commitments for capital expenditures for construction, environmental compliance, improvement and maintenance of facilities.  As discussed, in Note 12, Commitments and Contingencies, of the 2012 Form 10-K, capital projects include NPC’s payment of Reid Gardner Generating Station Unit 4 from CDWR, which was completed in October 2013 for approximately $47.6 million.

During the nine months ended September 30, 2013, there were no material changes to contractual obligations as set forth in NPC’s 2012 Form 10-K.

Financing Transactions

 In July 2013, NPC issued a notice of redemption to the bondholders for its $100 million Clark County Industrial Development Refunding Revenue Bonds, Series 2000A.  In August 2013, NPC redeemed the aggregate principal amount outstanding of $98.1 million at 100% of the principal amount plus accrued interest with the use of cash on hand.

   Ability to Issue Debt

NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements, its revolving credit facility agreement, and the terms of certain NVE debt.  As of September 30, 2013, the most restrictive of the factors below is the PUCN authority.  As such, NPC may issue up to $725.0 million in long-term debt, in addition to the use of its existing credit facility.  However, depending on NVE’s or SPPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting NPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of September 30, 2013, NPC has financing authority from the PUCN for the period ending December 31, 2013, consisting of authority (1) to issue additional long-term debt securities of up to $725.0 million; (2) to refinance up to approximately $422.5 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $1.3 billion.  In May 2013, NPC and SPPC filed a joint financing application with the PUCN, see Note 4, Regulatory Actions of the Condensed Notes to Financial Statements for further details;

b.
Financial covenants within NPC’s financing agreements - Under the NPC Credit Agreement, NPC must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00.  Based on financial statements for the period ended September 30, 2013, NPC was in compliance with this covenant and could incur up to $3.2 billion of additional indebtedness

All other financial covenants contained in NPC’s financing agreements are suspended as NPC’s senior secured debt is currently rated investment grade.  However, if NPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, NPC would again be subject to the limitations under these additional covenants; and

c.	Financial covenants within NVE’s Term Loan - As discussed in NVE’s Ability to Issue Debt, NPC is also subject to NVE’s cap on additional consolidated indebtedness of $3.7 billion.

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

The NPC Indenture creates a lien on substantially all of NPC’s properties in Nevada.  As of September 30, 2013, $3.7 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue $1.8 billion of General and Refunding Mortgage Securities as of September 30, 2013.  That amount is determined on the basis of:

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

Under these contracts, a material adverse change, which includes a credit rating downgrade, in NPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of September 30, 2013 for all suppliers continuing to provide power under a WSPP agreement would approximate a $49.7 million payment or obligation to NPC.  These contracts qualify for the normal purchases and normal sales scope exception under the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.

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

Gas transmission service is secured under FERC tariffs or custom agreements.  These service contracts and tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has a transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of September 30, 2013, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $87.2 million.  Of this amount, approximately $26 million would be required if NPC’s Senior Unsecured ratings are rated below BB (S&P) or Ba3 (Moody’s) and an additional amount of approximately $61.2 million would be required if NPC’s Senior Unsecured and Senior Secured ratings, both are downgraded to below investment grade.

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

Cross Default Provisions

None of the financing agreements of NPC contains a cross default provision that would result in an event of default by NPC upon an event of default by NVE or SPPC under any of their respective financing agreements.  In addition, certain financing agreements of NPC provide for an event of default if there is a failure under other financing agreements of NPC to meet payment terms or to observe other covenants that would result in an acceleration of payments due.  Most of these default provisions (other than ones relating to a failure to pay such other indebtedness when due) provide for a cure period of 30-60 days from the occurrence of a specified event during which time NPC may rectify or correct the situation before it becomes an event of default.

   Change of Control Provisions; Consent of Lenders

The MidAmerican Merger will accelerate the vesting and settlement of equity compensation awards to executives and employees which will be cashed out upon consummation of the MidAmerican Merger. Certain executives are also entitled to additional change of control payments in the event of an occurrence of a qualified termination.  The consummation of the MidAmerican Merger will also trigger mandatory redemption requirements under financing agreements of NPC.  As a result, NPC will be required to offer to purchase approximately $3.1 billion of debt at 101% of par within 10 days after the MidAmerican Merger closing.  At this time, NPC is unable to determine the extent to which holders of these debt securities will accept such tender offers.  The average interest rate under NPC’s debt securities is approximately 6.42%.  To the extent that debt securities are tendered pursuant to the required tender offers, NPC intends to fund the purchases using a combination of internal funds, its revolving credit facility or the issuance of long-term debt. Furthermore, NPC was required to obtain consents from lenders under the terms of its revolving credit facility before consummating the MidAmerican Merger. In November 2013, NPC amended its revolving credit facility to permit the MidAmerican Merger.

SIERRA PACIFIC POWER COMPANY

RESULTS OF OPERATIONS

SPPC recognized net income of $29.3 million for the three months ended September 30, 2013, compared to net income of $34.4 million for the same period in 2012.  During the nine months ended September 30, 2013, SPPC recognized net income of approximately $61.9 million compared to $65.8 million for the same period in 2012.

During the nine months ended September 30, 2013, SPPC paid dividends to NVE of $40.0 million.   On November 6, 2013, SPPC declared a dividend of $37.0 million to NVE.

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

SPPC believes presenting gross margin allows the reader to assess the impact of SPPC’s regulatory treatment and its overall regulatory environment on a consistent basis.  Gross margin, as a percentage of revenue, is primarily impacted by the fluctuations in regulated electric and natural gas supply costs versus the fixed rates collected from customers.  While these fluctuating costs impact gross margin as a percentage of revenue, they only impact gross margin amounts if the costs cannot be passed through to customers.  Gross margin, which SPPC calculates as operating revenues less energy costs, energy efficiency program costs and regulatory disallowances, provides a measure of income available to support the other operating expenses of SPPC.  For reconciliation to operating income, see Note 3, Segment Information, of the Condensed Notes to Financial Statements.  Gross margin changes are primarily due to general base rate adjustments (which are required by statute to be filed every three years).

The components of gross margin were (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Operating Revenues:
Electric	$213,463	$212,073	$1,390	0.7%	$560,392	$549,886	$10,506	1.9%
Gas	13,543	12,077	1,466	12.1%	73,480	77,543	(4,063)	(5.2)%
	$227,006	$224,150	$2,856	1.3%	$633,872	$627,429	$6,443	1.0%
Energy Costs:
Fuel for power generation	54,827	47,324	7,503	15.9%	141,277	115,137	26,140	22.7%
Purchased power	33,388	33,999	(611)	(1.8)%	114,755	98,400	16,355	16.6%
Gas purchased for resale	7,383	5,382	2,001	37.2%	62,277	46,491	15,786	34.0%
Deferred energy - electric - net	(7,925)	(5,498)	(2,427)	44.1%	(44,223)	(13,854)	(30,369)	219.2%
Deferred energy - gas - net	(1,964)	(853)	(1,111)	130.2%	(22,315)	(970)	(21,345)	2,201%
Energy efficiency program costs	2,044	4,092	(2,048)	(50.0)%	5,679	11,143	(5,464)	(49.0)%
Regulatory disallowance	5,469	—	5,469	N/A	5,469	—	5,469	N/A
Total Costs	$93,222	$84,446	$8,776	10.4%	$262,919	$256,347	$6,572	2.6%

Cost by Segment:
Electric	$87,803	$79,917	$7,886	9.9%	$222,957	$210,826	$12,131	5.8%
Gas	5,419	4,529	890	19.7%	39,962	45,521	(5,559)	(12.2)%
	$93,222	$84,446	$8,776	10.4%	$262,919	$256,347	$6,572	2.6%

Gross Margin by Segment:
Electric	$125,660	$132,156	$(6,496)	(4.9)%	$337,435	$339,060	$(1,625)	(0.5)%
Gas	8,124	7,548	576	7.6%	33,518	32,022	1,496	4.7%
Gross Margin	$133,784	$139,704	$(5,920)	(4.2)%	$370,953	$371,082	$(129)	—%

Electric gross margin decreased for the nine months ended September 30, 2013 compared to the same period in 2012.  The decrease is primarily due to the disallowance of EEIR revenue and carrying charge of $5.5 million (pre-tax) and a provision of $4.0 million (pre-tax) recorded against 2013 EEIR revenues as a result of the precedent set by the PUCN’s ruling in NPC’s EEIR filing, as well as, SPPC’s estimated rate of return in excess of its allowed rate of return as of September 30, 2013. See Note 4, Regulatory Actions, of the Condensed Notes to Financial Statements for further discussion of the EEIR disallowance. Also contributing to the increase was customer growth and usage. The decrease was largely offset by an increase in customer usage, customer growth and an increase in sales of $3.8 million to Cal Peco under a five year agreement as a condition to the sale of SPPC’s California Assets which occurred on January 1, 2011 (see Note 15, Assets Held for Sale, of the Notes to Financial Statements in the 2012 Form 10-K).

Gas gross margin for the three and nine months ended September 30, 2013, compared to the same periods in 2012 increased slightly primarily due to weather.

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

The following table shows the HDDs and CDDs within SPPC’s service territory:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
SPPC
Heating	85	1	84	N/A	2,859	2,677	182	6.8%
Cooling	914	1,020	(106)	(10.4)%	1,177	1,255	(78)	(6.2)%

The causes for significant changes in specific lines comprising the results of operations for SPPC for the respective periods are provided below (dollars in thousands except for amounts per unit):

Electric Operating Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Revenues:	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Residential	$68,808	$68,677	$131	0.2%	$184,309	$180,953	$3,356	1.9%
Commercial	78,080	78,409	(329)	(0.4)%	201,761	200,912	849	0.4%
Industrial	48,722	48,541	181	0.4%	122,082	120,234	1,848	1.5%
Retail Revenues	195,610	195,627	(17)	—%	508,152	502,099	6,053	1.2%
Other	17,853	16,446	1,407	8.6%	52,240	47,787	4,453	9.3%
Total Operating Revenues	$213,463	$212,073	$1,390	0.7%	$560,392	$549,886	$10,506	1.9%

Retail sales in thousands of MWhs
Residential	671	667	4	0.6%	1,794	1,737	57	3.3%
Commercial	851	849	2	0.2%	2,268	2,233	35	1.6%
Industrial	701	686	15	2.2%	2,092	2,005	87	4.3%
Retail sales in thousands of MWhs	2,223	2,202	21	1.0%	6,154	5,975	179	3.0%

Average retail revenue per MWh	$87.99	$88.84	$(0.85)	(1.0)%	$82.57	$84.03	$(1.46)	(1.7)%

Retail revenue decreased for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to a provision of $4.0 million recorded against 2013 EEIR revenues as a result of the precedent set by the PUCN’s ruling in SPPC’s EEIR filing and SPPC’s estimated rate of return in excess of its allowed rate of return as of September 30, 2013.   See Note 4, Regulatory Actions, of the Condensed Notes to Financial Statements for further discussion of the EEIR disallowance. Also contributing to the decrease was $2.0 million of rate decreases in EEPR due to SPPC’s annual Deferred Energy cases effective January 1, 2013. These decreases were largely offset by $5.2 million of rate increases as a result of various BTER and DEAA quarterly and a $1.1 million increase from customer growth. See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2012 Form 10-K.

For the three months ended September 30, 2013, the average number of residential and commercial customers increased 0.7% and 2.5%, respectively, while industrial customers remained the same compared to the same period in 2012.

Electric operating revenues - Other increased for the three months ended September 30, 2013, compared to the same periods in 2012, primarily due to an increase in energy sales of $1.5 million to CalPeco under a five year agreement as a condition to the sale of SPPC’s California Assets which occurred on January 1, 2011 (see Note 15, Assets Held for Sale, of the Notes to Financial Statements in the 2012 Form 10-K).

Retail revenue increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due to a $7.6 million increase in customer usage primarily due to an unusually cold January and unusually hot June and July, $4.8 million in rate increases due to various BTER and DEAA quarterly updates (see Note 4, Regulatory Actions of the Notes to Financial Statements) and a $1.8 million increase from customer growth. These increases were partially offset by $5.4 million of rate decreases in EEPR due to SPPC’s annual Deferred Energy cases effective January 1, 2013 and a provision of $4.0 million for 2013 EEIR revenues as a result of the precedent set by the PUCN’s ruling in SPPC’s EEIR filing and SPPC’s estimated rate of return in excess of its allowed rate of return as of September 30, 2013.  See Note 4, Regulatory Actions of the Condensed Notes to Financial Statements).

For the nine months ended September 30, 2013, the average number of residential, commercial, and industrial customers increased 0.7%, 2.1%, and 1.8%, respectively, compared to the same period in 2012.

Electric operating revenues - Other increased for the nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to a $3.8 million increase in energy sales to CalPeco under a five year agreement as a condition to the sale of SPPC’s California Assets which occurred on January 1, 2011 (see Note 15, Assets Held for Sale, of the Notes to Financial Statements in the 2012 Form 10-K) and $0.7 million increase in miscellaneous revenues.

Gas Operating Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gas Operating Revenues:
Residential	$7,750	$7,306	$444	6.1%	$39,781	$45,104	$(5,323)	(11.8)%
Commercial	2,680	2,583	97	3.8%	14,657	17,961	(3,304)	(18.4)%
Industrial	1,041	906	135	14.9%	4,591	5,115	(524)	(10.2)%
Retail Revenues	11,471	10,795	676	6.3%	59,029	68,180	(9,151)	(13.4)%
Wholesale Revenues	1,359	563	796	141.4%	12,149	7,033	5,116	72.7%
Miscellaneous	713	719	(6)	(0.8)%	2,302	2,330	(28)	(1.2)%
Total Gas Revenues	$13,543	$12,077	$1,466	12.1%	$73,480	$77,543	$(4,063)	(5.2)%

Retail sales in thousands of Dths
Residential	698	642	56	8.7%	6,039	5,613	426	7.6%
Commercial	400	374	26	7.0%	3,086	2,939	147	5.0%
Industrial	190	153	37	24.2%	986	876	110	12.6%
Retail sales in thousands of Dths	1,288	1,169	119	10.2%	10,111	9,428	683	7.2%

Average retail revenue per Dth	$8.91	$9.23	$(0.32)	(3.5)%	$5.84	$7.23	$(1.39)	(19.2)%

SPPC’s retail gas revenues increased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to a $565 thousand increase in usage, due to an increase in HDDs as shown in the table above.

SPPC’s retail gas revenues decreased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to a $12.4 million decrease in retail rates as a result of SPPC’s annual Deferred Energy cases, effective October 1, 2012, and various BTER and DEAA quarterly updates (see Note 4, Regulatory Actions of the Notes to Financial Statements in the 2012 Form 10-K). The decrease was partially offset by a $2.8 million increase in customer usage, due to an increase in HDDs as shown in the table above.

Wholesale revenues increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to an increase in natural gas prices.

Energy Costs

Energy Costs include purchased power and fuel for generation. These costs are dependent upon many factors which may vary by season or period. As a result, SPPC’s usage and average cost per MWh of purchased power versus fuel for generation can vary significantly as the company meets the demands of the season. These factors include, but are not limited to:

•	weather

•	plant outages

•	total system demand

•	resource constraints

•	transmission constraints

•	gas transportation constraints

•	natural gas constraints

•	long-term contracts

•	mandated power purchases

•	generation efficiency; and

•	volatility of commodity prices

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Energy Costs:
Fuel for power generation	$54,828	$47,324	$7,504	15.9%	$141,277	$115,137	$26,140	22.7%
Purchased power	33,388	33,999	(611)	(1.8)%	114,755	98,400	16,355	16.6%
Total Energy Costs	$88,216	$81,323	$6,893	8.5%	$256,032	$213,537	$42,495	19.9%

MWhs
MWhs Generated (in thousands)	1,580	1,512	68	4.5%	3,829	3,829	—	—%
Purchased Power (in thousands)	916	971	(55)	(5.7)%	3,169	3,031	138	4.6%
Total MWhs	2,496	2,483	13	0.5%	6,998	6,860	138	2.0%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$34.70	$31.30	$3.40	10.9%	$36.90	$30.07	$6.83	22.7%
Average cost per MWh of Purchased Power	$36.45	$35.01	$1.44	4.1%	$36.21	$32.46	$3.75	11.5%
Average total cost per MWh	$35.34	$32.75	$2.59	7.9%	$36.59	$31.13	$5.46	17.5%

Energy costs and average cost per MWh increased for the three and nine months ended September 30, 2013, compared to the same period in 2012 primarily due to higher natural gas prices.

•
Fuel for generation costs increased for the three months ended September 30, 2013, compared to the same period in 2012. Contributing to the increase was $5.2 million due to higher natural gas and coal prices. Also contributing to the increase was $1.2 million and $1.1 million in volume increases of coal and natural gas used for generation, respectively.

Fuel for generation costs increased for the nine months ended September 30, 2013 compared to the same period in 2012. Contributing to the increase was $26.8 million in higher natural gas prices. Higher costs were partially offset by a decrease in natural gas volume of approximately $13.0 million and an increase of $12.0 million in coal volume, respectively.

•
Purchased power costs decreased for the three months ended September 30, 2013 compared to the same period in 2012. Approximately $1.8 million of the decrease is primarily due to decreased volume. The decrease was partially offset by an increase in the price of purchased power of $1.2 million.

Purchased power costs increased for the nine months ended September 30, 2013 compared to the same period in 2012. Contributing to the increase was an increase in price of $10.9 million and $1.5 million for non-renewable and renewable energy, respectively. Approximately $4.0 million of the increase was due to an increase in volume of power purchased.

Gas Purchased for Resale
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gas purchased for resale	$7,383	$5,382	$2,001	37.2%	$62,277	$46,491	$15,786	34.0%
Gas purchased for resale (in thousands of Dths)	1,688	1,349	339	25.1%	13,614	12,636	978	7.7%
Average cost per Dth	$4.37	$3.99	$0.38	9.5%	$4.57	$3.68	$0.89	24.2%

Gas purchased for resale increased for the three months ended September 30, 2013, compared to the same period in 2012. Approximately $1.5 million of the increase is due to an increase in volume and approximately $0.5 million is due to higher natural gas prices. Volume increased primarily due to an increase in HDDs as shown in the table above.

Gas purchased for resale increased for the nine months ended September 30, 2013, compared to the same period in 2012. Approximately $11.3 million of the increase is due higher natural gas prices and approximately $4.5 million is due to an increase in volume. Volume increased primarily due to an increase in HDDs as shown in the table above.

Deferred Energy
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Deferred energy - electric - net	$(7,925)	$(5,498)	$(2,427)	44.1%	$(44,223)	$(13,854)	$(30,369)	219.2%
Deferred energy - gas - net	$(1,964)	$(853)	$(1,111)	130.2%	$(22,315)	$(970)	$(21,345)	2,200.5%
	$(9,889)	$(6,351)	$(3,538)	55.7%	$(66,538)	$(14,824)	$(51,714)	348.9%

Deferred energy - electric for the three months ended September 30, 2013 and 2012 include amortization of deferred energy of $(4.5) million and $(19.3) million, respectively, which primarily represents cash refunds to our customers for previous over-collections.  Further contributing to the deferred energy - electric balance are under-collections of amounts recoverable in rates of $(3.4) million in 2013 and over-collections of $13.8 million in 2012.

Deferred energy - electric for the nine months ended September 30, 2013 and 2012 include amortization of deferred energy of $(23.7) million and $(65.0) million, respectively, which primarily represents cash refunds to our customers for previous over-collections.  Further contributing to the deferred energy - electric balance are under-collections of amounts recoverable in rates of $(20.5) million in 2013 and over-collections of $51.2 million in 2012.

Deferred energy - gas for the three months ended September 30, 2013 and 2012 include amortization of deferred energy of $(1.9) million and $(2.2) million, respectively, which primarily represents cash refunds to our customers for previous over-collections.  Further contributing to the deferred energy - gas balance for 2012 were over-collections recoverable in rates of $1.3 million. Under collections for the three months ended September 30, 2013 are immaterial.

Deferred energy - gas for the nine months ended September 30, 2013 and 2012 include amortization of deferred energy of $(19.0) million and $(19.9) million, respectively, which primarily represents cash refunds to our customers for previous over-collections.  Further contributing to the deferred energy - gas balance are under-collections of amounts recoverable in rates of $(3.3) million in 2013 and over-collections of $18.9 million in 2012.

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

Other Operating Expenses
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Energy efficiency program costs	$2,044	$4,092	$(2,048)	(50.0)%	$5,679	$11,143	$(5,464)	(49.0)%
Regulatory disallowance	$5,469	$—	$5,469	N/A	$5,469	$—	$5,469	N/A
Merger-related costs	$2,008	$—	$2,008	N/A	$5,528	$—	$5,528	N/A
Other operating expenses	$34,394	$34,128	$266	0.8%	$106,455	$104,214	$2,241	2.2%
Maintenance	$5,968	$6,481	$(513)	(7.9)%	$20,956	$23,596	$(2,640)	(11.2)%
Depreciation and amortization	$27,952	$27,537	$415	1.5%	$83,772	$80,594	$3,178	3.9%

For the three and nine months ended September 30, 2013, energy efficiency program costs decreased compared to the same periods in 2012, primarily due to lower EEPR base and amortization rates effective January 1, 2013. Reference Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2012 Form 10-K for more information on EEPR base and amortizations rate filings. See Note 4, Regulatory Actions of the Condensed Notes to Financial Statements for further information on EEPR rates effective October 2013.

The regulatory disallowance consists of $5.5 million related to EEIR revenues earned in 2012 (including carrying charges) in excess of SPPC’s authorized ROR.   See Note 4, Regulatory Actions, of the Condensed Notes to Financial Statements.

As discussed further in Note 2, Merger-Related Activities, of the Condensed Notes to Financial Statements, in May 2013, NVE and the Utilities entered into the MidAmerican Merger Agreement.  As a result of the MidAmerican Merger, SPPC incurred $2.0 million and $5.5 million in merger-related fees and stock compensation costs for the three and nine months ended September 30, 2013, respectively.  Stock compensation costs increased primarily due to the increase in the average price per share of NVE common stock used to value the liability for stock compensation upon announcement of the MidAmerican Merger.  SPPC expects to incur additional merger-related fees upon consummation of the MidAmerican Merger.

Other operating expense increased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to $0.7 million increase in regulatory expenses. The increase was offset by a $0.7 million decrease due to a 2012 claim settlement.

Other operating expense increased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to $2.6 million increase in regulatory expenses, $0.9 million reduction in capitalized costs as a result of a decrease in construction activity. The increase was partially offset by a $0.9 million decrease in pension and benefit costs.

Maintenance expense decreased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to $0.2 million of 2012 major outage at the Tracy Generating Station and $0.2 million in 2012 maintenance at the Ft. Churchill Generating Station.

Maintenance expense decreased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to $3.7 million of planned major outages in 2012 at the Tracy, Valmy and Ft. Churchill Generating Stations, and $0.3 million of 2012 transmission poles maintenance expenses, offset by $1.5 million of 2013 turbine maintenance at the Tracy Generating Station.

Depreciation and amortization increased for the three and nine months ended September 30, 2013, compared to the same period in 2012, primarily due to general increases in plant-in-service.

Interest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Interest expense
(net of AFUDC-debt: $437, $448, $1,007 and $1,458)	(15,122)	(15,298)	176	(1.2)%	(46,020)	(47,650)	1,630	(3.4)%

Interest expense is comparable to prior period for the three months ended September 30, 2013.

Interest expense decreased $1.6 million for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to decreased debt amortization expense of $1.6 million.  See Note 6, Long-Term Debt of the Notes to Financial Statements in the 2012 Form 10-K for additional information regarding long-term debt.

Other Income (Expense)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance	% Change	2013	2012	Variance	% Change

Interest income (expense) on regulatory items	$(87)	$(401)	$314	(78.3)%	$53	$(715)	$768	(107.4)%
AFUDC-equity	$632	$582	$50	8.6%	$1,579	$1,843	$(264)	(14.3)%
Other income	$983	$1,399	$(416)	(29.7)%	$4,641	$4,181	$460	11.0%
Other expense	$(982)	$(998)	$16	(1.6)%	$(3,803)	$(3,609)	$(194)	5.4%

Interest income (expense) on regulatory items decreased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to $1.2 million and $2.9 million, respectively, of decreases in interest on deferred energy as a result of lower over-collected balances in 2013, offset by $0.7 million and $1.7 million, respectively, of decreases in carrying charges on solar conservation programs and by $0.2 million and $0.4 million, respectively, of decreases in interest income due to lower regulatory asset balances. See Note 4, Regulatory Actions of the Condensed Notes to Financial Statements for further details of deferred energy balances.

AFUDC-equity increased slightly for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to an increase in base construction projects. AFUDC-equity decreased slightly for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to the completion of the NV Energize.

Other income decreased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to higher refunds in 2012, offset by several items, none of which were individually material.

Other income increased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to a $1.9 million insurance settlement in 2013, offset by $1.1 million settlement with CA ISO in 2011 recognized in 2012, and higher refunds in 2012. See Note 3, Regulatory Actions, FERC Matters, in the Notes to Financial Statements in the 2012 Form 10-K.

Other expense decreased for the three months ended and increased for the nine months ended September 30, 2013, compared to the same period in 2012, by several items, none of which are individually material.

ANALYSIS OF CASH FLOWS

Cash From Operating Activities
SPPC’s net cash flows from operating activities were $156.9 million and $146.9 million for the nine months ended September 30, 2013 and 2012, respectively.
The increase in cash from operating activities was primarily due to:

•	Reduced coal purchases of $23.4 million;

•	Reduced spend on renewable programs of $19.6 million;

•	Receipt of approximately $9.0 million in insurance proceeds related to a previous claim;

•	Timing of payments for property taxes of $4.6 million; and

•	Timing of payments for energy costs of $4.5 million.

The increase in cash from operating activities was partially offset by:

•	Under-collection of energy costs resulting from adjustments to BTER rates and higher energy costs of $92.4 million, offset by reduced refunds to customers of $42 million;

•	Reduced EEPR collections of $5.8 million; and

•	Increased funding of the retirement plan in 2013 of $2.9 million.

Cash Used By Investing Activities
SPPC’s net cash used by investing activities were $(90.4) million and $(127.8) million for the nine months ended September 30, 2013 and 2012, respectively.
The decrease in cash used by investing activities was primarily due to:

•	Reduced capital expenditure for the NV Energize project of $91.0 million, partially offset by reduced CIAC received under the American Recovery and Reinvestment Act of 2009 of $17.4 million.
Cash Used By Financing Activities
SPPC’s net cash flows used by financing activities were $(43.2) million and $(22.6) million for the nine months ended September 30, 2013 and 2012, respectively.
The increase in cash used by financing was primarily due to:

•	Maturity of $250 million of 5.45% General and Refunding Mortgage Notes, Series Q debt ; and

•	Increased dividends to NVE of $20 million.

The increase in cash used by financing was partially offset by:

•	The issuance of $250 million of 3.375% General and Refunding Mortgage Notes, Series T debt.
SPPC paid dividends of $40 million and $20 million to NVE during the nine months ended September 30, 2013 and 2012, respectively.

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

Available Liquidity as of September 30, 2013 (in millions)
SPPC
Cash and Cash Equivalents	$84.1
Balance available on Revolving Credit Facility(1)	243.7
$327.8

(1)	As of November 6, 2013, SPPC had approximately $244.0 million available under its revolving credit facility which includes reductions for letters of credits.

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

SPPC has no further debt maturities for the remainder of 2013.   As of November 6, 2013, SPPC has no borrowings on its revolving credit facility, not including letters of credit.  In 2012, SPPC’s credit ratings on its senior secured debt remained at investment grade (see Credit Ratings below).  In 2012, SPPC did not experience any limitations in the credit markets, nor do we expect any significant limitations for the remainder of 2013.  However, disruptions in the banking and capital markets not specifically related to SPPC may affect its ability to access funding sources or cause an increase in the interest rates paid on newly issued debt.

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

During the nine months ended September 30, 2013, SPPC paid dividends to NVE of approximately $40.0 million.  On November 6, 2013, SPPC declared a dividend to NVE of $37.0 million.

SPPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, SPPC has continuing commitments for capital expenditures for construction, environmental compliance, improvement, and maintenance of facilities.

During the nine months ended September 30, 2013, there were no material changes to contractual obligations as set forth in SPPC’s 2012 Form 10-K, except that in June 2013, SPPC entered into a long-term capital lease for a solar array facility, still subject to commercial operation and approval by the PUCN.  The contract requires SPPC to make annual payments of approximately $3.0 million per year for a twenty year period.  However, SPPC has the option to terminate the lease and purchase the facility on or after the sixth anniversary of the commercial operation date of the facility for approximately $20.0 million.

Financing Transactions

In August 2013, SPPC issued and sold $250 million of its 3.375% General and Refunding Notes, Series T due 2023. The approximately $247.9 million in net proceeds was used, together with cash on hand to pay at maturity the $250 million principal amount of its 5.45% General and Refunding Notes, Series Q, which matured in September 2013.

Factors Affecting Liquidity

   Ability to Issue Debt

SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of September 30, 2013, the most restrictive of the factors below is the PUCN authority.  Based on this restriction, SPPC may issue up to $350 million of long-term debt securities, and maintain a credit facility of up to $600 million.  However, depending on NVE’s or NPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting SPPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of September 30, 2013, SPPC has financing authority from the PUCN for the period ending December 31, 2015, consisting of authority (1) to issue additional long-term debt securities of up to $350 million; (2) to refinance up to approximately $348.3 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $600 million.  In May 2013, NPC and SPPC filed a joint financing application with the PUCN, see Note 4, Regulatory Actions of the Condensed Notes to Financial Statements for further details.

b.
Financial covenants within SPPC’s financing agreements - Under the SPPC Credit Agreement, the Utility must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00.  Based on financial statements for the period ended September 30, 2013, SPPC was in compliance with this covenant and could incur up to $1.1 billion of additional indebtedness.

All other financial covenants contained in SPPC’s financing agreements are suspended as SPPC’s senior secured debt is currently rated investment grade.  However, if SPPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, SPPC would again be subject to the limitations under these additional covenants.

c.	Financial covenants within NVE’s Term Loan - As discussed in NVE’s Ability to Issue Debt, SPPC is also subject to NVE’s cap on additional consolidated indebtedness of $3.7 billion.

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

The SPPC Indenture creates a lien on substantially all of SPPC’s properties in Nevada.  As of September 30, 2013, $1.5 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue $860 million of additional General and Refunding Mortgage Securities as of September 30, 2013.  That amount is determined on the basis of:

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

Under these contracts, a material adverse change, which includes a credit rating downgrade in SPPC may allow the counterparty to request adequate financial assurance, which if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  According to the net mark-to-market value as of September 30, 2013, no amounts would be due to or from SPPC for all suppliers continuing to provide power under a WSPP agreement.  These contracts qualify for the normal purchases and normal sales scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be mark-to-market on the balance sheet.

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

   Cross Default Provisions

None of the financing agreements of SPPC contains a cross default provision that would result in an event of default by SPPC upon an event of default by NVE or NPC under any of their respective financing agreements.  In addition, certain financing agreements of SPPC provide for an event of default if there is a failure under other financing agreements of SPPC to meet payment terms or to observe other covenants that would result in an acceleration of payments due.  Most of these default provisions (other than ones relating to a failure to pay such other indebtedness when due) provide for a cure period of 30-60 days from the occurrence of a specified event during which time SPPC may rectify or correct the situation before it becomes an event of default.

Change of Control Provisions; Consent of Lenders

The MidAmerican Merger will accelerate the vesting and settlement of equity compensation awards to executives and employees which will be cashed out upon consummation of the MidAmerican Merger. Certain executives are also entitled to additional change of control payments in the event of an occurrence of a qualified termination.  The consummation of the MidAmerican Merger will also trigger mandatory redemption requirements under financing agreements of SPPC.  As a result, SPPC will be required to offer to purchase approximately $951.7 million of debt at 101% of par within 10 days after the MidAmerican Merger closing.  At this time, SPPC is unable to determine the extent to which holders of these debt securities will accept such tender offers.  The average interest rate under these debt securities is approximately 5.51% for SPPC.  To the extent that debt securities are tendered pursuant to the required tender offers, SPPC intends to fund the purchases using a combination of internal funds, SPPC’s revolving credit facility or the issuance of long-term debt. Furthermore, SPPC was required to obtain consents from lenders under the terms of its revolving credit facility before consummating the MidAmerican Merger. In November 2013, SPPC amended its revolving credit facility to permit the MidAmerican Merger.

RECENT PRONOUNCEMENTS

See Note 1, Summary of Significant Accounting Policies of the Condensed Notes to Financial Statements, and Note 1, Summary of Significant Accounting Policies of the Notes to Financial Statements in the 2012 Form 10-K for discussion of accounting policies and recent pronouncements.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2013, NVE, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity.  Such instruments are fixed and variable rate debt.  Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands):

	2013
	Expected Maturities
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-Term Debt
NVE
Fixed Rate	$—	$195,000	$—	$—	$—	$315,000	$510,000	$561,613
Average Interest Rate	—	2.56%	—	—	—	6.25%	4.84%	—

NPC
Fixed Rate	$—	$125,000	$250,000	$210,000	$—	$2,545,000	$3,130,000	$3,677,189
Average Interest Rate	—	7.38%	5.88%	5.95%	—	6.47%	6.42%	—

Variable Rate	$—	$—	$—	$—	$—	$75,675	$75,675	$72,637
Average Interest Rate	—	—	—	—	—	0.54%	0.54%	—

SPPC
Fixed Rate	$—	$—	$—	$450,000	$—	$501,742	$951,742	$1,066,865
Average Interest Rate	—	—	—	6.00%	—	5.07%	5.51%	—

Variable Rate	$—	$—	$—	$—	$—	$214,675	$214,675	$185,176
Average Interest Rate	—	—	—	—	—	0.54%	0.54%	—
TOTAL DEBT	$—	$320,000	$250,000	$660,000	$—	$3,652,092	$4,882,092	$5,563,480

Commodity Price Risk

                See the 2012 Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk.  No material changes in commodity risk have occurred since December 31, 2012.

Credit Risk

The Utilities monitor and manage credit risk with their trading counterparties.  Credit risk is defined as the possibility that a counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition.  The Utilities’ credit risk associated with trading counterparties was approximately $50 million as of September 30, 2013, which compares to balances of $98.6 million at March 30, 2013 and $116.6 million at June 30, 2013. The decrease from March 30, 2013 and June 30, 2013 is primarily due to expiring contracts.

ITEM 4.     CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

NVE, NPC and SPPC’s principal executive officers and principal financial officers, based on their evaluation of the registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2013, the registrants’ disclosure controls and procedures were effective.

(b)     Change in internal controls over financial reporting.

There were no changes in the registrants’ internal controls over financial reporting in the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal controls over financial reporting.

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

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in NVE’s, NPC’s and SPPC’s 2012 Form 10-K, and quarterly reports for NVE, NPC and SPPC on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

                Not applicable.

ITEM 5.     OTHER INFORMATION

                None.

ITEM 6.     EXHIBITS

(a)      Exhibits filed with this Form 10-Q:

(10) Nevada Power Company:

10.1	Collective Bargaining Agreement effective September 24, 2013 through August 31, 2017, between Nevada Power Company and the International Brotherhood of Electrical Workers Local Union No. 396.

(12)    NV Energy, Inc.:

12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges.

Nevada Power Company:

12.2	Statement regarding computation of Ratios of Earnings to Fixed Charges.

Sierra Pacific Power Company:

12.3	Statement regarding computation of Ratios of Earnings to Fixed Charges.

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

NV Energy, Inc.
(Registrant)

Date:	November 6, 2013	By:	/s/ Michael W. Yackira
Michael W. Yackira
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2013	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Vice President and Chief Financial Officer
(Principal Financial Officer)

Nevada Power Company d/b/a NV Energy
(Registrant)

Date:	November 6, 2013	By	/s/ Michael W. Yackira
Michael W. Yackira
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2013	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Vice President and Chief Financial Officer
(Principal Financial Officer)

Sierra Pacific Power Company d/b/a NV Energy
(Registrant)

Date:	November 6, 2013		/s/ Michael W. Yackira
Michael W. Yackira
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2013	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Vice President and Chief Financial Officer
(Principal Financial Officer)